Form 10-Q
period 2001-06-30
WRIGHT MEDICAL GROUP INC
filed 2001-08-13
CIK 1137861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001
                                     -------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission File Number 0-32883
                                                -------

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-4088127
                 --------                                  ----------
       (State or other jurisdiction                       (IRS employer
             of incorporation)                       Identification number)

             5677 Airline Road
           Arlington, Tennessee                               38002
           --------------------                               -----
 (Address of principal executive offices)                  (Zip code)

       Registrant's telephone number                     (901) 867-9971

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

      As of August 6, 2001 a total of 22,823,509 shares of voting common stock, par value $.01 per share, of the registrant were outstanding.

                           WRIGHT MEDICAL GROUP, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and
         June 30, 2001, and Pro Forma
         Consolidated Balance Sheet as of June 30, 2001                        1
         Consolidated Statements of Operations for the three and
         six months ended June 30, 2001 and 2000                               2
         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000                                          3

         Notes to Consolidated Financial Statements                          4-7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    23

Item 2 - Change in Securities and Use of Proceeds                             23

Item 3 - Defaults Upon Senior Securities                                      23

Item 4 - Submission of Matters to a Vote of Security Holders                  23

Item 5 - Other Information                                                    23

Item 6 - Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                    25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           WRIGHT MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          PRO FORMA (1)
                                                           DEC. 31, 2000  JUNE 30, 2001   JUNE 30, 2001
                                                           -------------  -------------   -------------

                                                                           (UNAUDITED)     (UNAUDITED)
                                                                           -----------     -----------
ASSETS:
Current Assets:
    Cash and cash equivalents                                 $  16,300      $   6,864      $   6,864
    Restricted cash                                              15,483         10,668         10,668
    Accounts receivable, net                                     27,381         30,117         30,117
    Inventories                                                  37,894         36,505         36,505
    Prepaid expenses                                              2,052          2,300          2,300
    Deferred income taxes                                        13,259         12,625         12,625
    Other current assets                                          2,823          3,155          3,155
                                                              ---------      ---------      ---------
         Total current assets                                   115,192        102,234        102,234
                                                              ---------      ---------      ---------

Property, plant and equipment, net                               45,083         46,844         46,844
Intangible assets, net                                           54,681         51,119         51,119
Other assets                                                      2,008          1,378          1,378
                                                              ---------      ---------      ---------
                                                              $ 216,964      $ 201,575      $ 201,575
                                                              =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                          $   7,936      $   8,954      $   8,954
    Accrued expenses and other current liabilities               44,840         36,071         36,071
    Current portion of long-term obligations                      8,396          9,658          9,658
                                                              ---------      ---------      ---------
       Total current liabilities                                 61,172         54,683         54,683
                                                              ---------      ---------      ---------
Long-term obligations                                           112,283        106,745        106,745
Preferred stock dividends                                         4,631          6,963             --
Deferred income taxes                                            12,939         12,366         12,366
Other liabilities                                                11,661         10,241         10,241
                                                              ---------      ---------      ---------
       Total liabilities                                        202,686        190,998        184,035
                                                              ---------      ---------      ---------

Mandatorily redeemable convertible preferred stock,
    $.01 par value, shares authorized - 100,000,
    shares issued and outstanding - 27,311 and 27,426
    in 2000 and 2001; aggregate preferential distribution
    of $85,312 at June 30, 2001                                  91,254         91,435             --

Stockholders' equity (deficit):
   Common stock, voting, $.01 par value, shares
      Authorized - 100,000, shares issued and
      outstanding - 47 in 2000, 70 in 2001 and 13,641 in
      pro forma 2001                                                  1              2            138
   Common stock, non-voting, $.01 par value,
      shares authorized - 100,000; shares issued
      and outstanding - 5,983 in pro forma 2001                      --             --             60
   Additional paid-in capital                                     4,769          8,563        106,765
   Deferred compensation                                         (2,834)        (5,232)        (5,232)
   Accumulated other comprehensive income (loss)                 (1,802)        (3,721)        (3,721)
   Accumulated deficit                                          (77,110)       (80,470)       (80,470)
                                                              ---------      ---------      ---------
       Total stockholders' equity (deficit)                     (76,976)       (80,858)        17,540
                                                              ---------      ---------      ---------

                                                              $ 216,964      $ 201,575      $ 201,575
                                                              =========      =========      =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

(1) PRO FORMA PRESENTATION GIVES EFFECT TO THE CONVERSION OF PREFERRED STOCK AND PREFERRED STOCK DIVIDENDS INTO COMMON STOCK. (SEE NOTE 4).

                           WRIGHT MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------    ----------------------------

                                                       2001              2000          2001              2000
                                                    ----------       -----------    ----------       -----------
Net sales                                           $   42,369       $    39,260    $   87,702       $    81,159
Cost of sales                                           12,981            21,064        26,653            43,295
                                                    ----------       -----------    ----------       -----------
       Gross profit                                     29,388            18,196        61,049            37,864

Operating expenses:
    Selling, general and administrative                 23,246            20,469        46,551            41,619
    Research and development                             2,486             2,258         4,600             4,047
    Amortization of intangible assets                    1,355             1,397         2,652             2,794
    Stock-based expense (1)                                443                19         1,101                21
                                                    ----------       -----------    ----------       -----------
       Total operating expenses                         27,530            24,143        54,904            48,481
                                                    ----------       -----------    ----------       -----------

       Income/(loss) from operations                     1,858            (5,947)        6,145           (10,617)
Interest expense, net                                    2,903             2,960         6,023             6,070
Other expense, net                                          62               283           489               645
                                                    ----------       -----------    ----------       -----------
       Loss before income taxes                         (1,107)           (9,190)         (367)          (17,332)
Provision for income taxes                                 106               550           661             1,215
                                                    ----------       -----------    ----------       -----------
       Net loss                                     $   (1,213)      $    (9,740)   $   (1,028)      $   (18,547)
                                                    ==========       ===========    ==========       ===========

Net loss per share (Note 5):
    Net loss applicable to common stockholders      $   (2,386)      $   (10,800)   $   (3,360)      $   (20,668)
                                                    ==========       ===========    ==========       ===========
    Net loss per common share--basic and
       diluted                                      $   (33.87)      $(14,979.20)   $   (48.93)      $(28,665.74)
                                                    ==========       ===========    ==========       ===========
    Weighted-average number of common
       shares outstanding                                   70                 1            69                 1
                                                    ==========       ===========    ==========       ===========

Pro forma net loss per share (Note 5):
    Net loss applicable to common
       stockholders                                 $   (1,213)                     $   (1,028)
                                                    ==========                      ==========
    Net loss per common share--basic and
       diluted                                      $    (0.06)                     $    (0.05)
                                                    ==========                      ==========
    Weighted-average number of common
       shares outstanding                               19,358                          19,208
                                                    ==========                      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

----------
(1) Amounts presented include selling, general and administrative expenses of $415 and $19 for the three months ended June 30, 2001 and 2000, respectively, and $1,067 and $21 for the six months ended June 30, 2001 and 2000, respectively. Amounts presented also include research and development expenses of $28 and $34 for the three and six months ended June 30, 2001, respectively.

                           WRIGHT MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------------
                                                              2001           2000
                                                           -----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                               $    (1,028)      $  (18,547)
    Noncash items included in net loss:
       Depreciation                                              4,480            5,423
       Amortization of deferred financing costs                    311              234
       Amortization of intangible assets                         2,652            2,794
       Provision for inventory reserves                          2,565            3,242
       Inventory step-ups expensed in cost of sales                 --           16,811
       Deferred income taxes                                       484              374
       Stock-based expenses                                      1,101               21
       Other                                                       616             (582)
     Changes in operating assets and liabilities:
       Accounts Receivable                                      (3,605)          (4,025)
       Inventories                                              (2,013)          (3,002)
       Other Current Assets                                      3,416            2,190
       Accounts Payable                                          1,549            1,524
       Accrued Expenses and Other Liabilities                   (8,390)             904
                                                           -----------       ----------
Net cash provided by operating activities                        2,138            7,361

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (8,127)          (8,016)
    Other                                                          268               --
                                                           -----------       ----------
Net cash used in investing activities:                          (7,859)          (8,016)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds (payments) of bank and other borrowings            (2,369)          (3,214)
    Issuance of senior subordinated notes                           92               --
    Issuance of preferred shares                                   158               --
    Payment of initial offering costs                           (1,453)              --
                                                           -----------       ----------
Net cash used in financing activities                           (3,572)          (3,214)

Effect of exchange rates on cash and cash equivalents             (143)            (280)
                                                           -----------       ----------
Net decrease in cash & cash equivalents                    $    (9,436)      $   (4,149)

Cash & cash equivalents - beginning of period              $    16,300       $    6,733
                                                           -----------       ----------

Cash & cash equivalents - end of period                    $     6,864       $    2,584
                                                           ===========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                 $     3,460       $    4,043
                                                           ===========       ==========
    Cash paid for income taxes                             $       208       $       36
                                                           ===========       ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Wright Medical Group, Inc. (the "Company") is a global medical device company specializing in the design, manufacture and marketing of orthopaedic implants and bio-orthopaedic materials used in joint reconstruction and bone regeneration. The Company is focused on the reconstructive joint device and bio-orthopaedic materials sectors of the orthopaedic industry. The Company markets its products through independent sales representatives in the United States and through a combination of employee sales representatives, independent sales representatives and stocking distributors in its international markets. The Company is headquartered in suburban Memphis, Tennessee.

The Company was incorporated on November 23, 1999 as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus, Equity Partners, L.P. ("Warburg") acquired majority ownership of the predecessor company, Wright Medical Technology, Inc. ("Wright") on December 7, 1999. This transaction, which represented a recapitalization of Wright and the inception of the Company in its present form, was accounted for using the purchase method of accounting. On December 22, 1999, the Company acquired all of the outstanding common stock of Cremascoli Ortho Holding S.A. ("Cremascoli"), an orthopaedic medical device company headquartered in Toulon, France. This acquisition was also accounted for using the purchase method of accounting, and accordingly, the results of operations of Cremascoli have been included in the Company's consolidated financial statements from the date of acquisition.

As further discussed in Note 4, on July 18, 2001, the Company completed its initial public offering for 7.5 million shares of voting common stock at $12.50 per share.

2. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements included in this Form 10-Q have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's final prospectus dated July 13, 2001 as filed with the SEC.

The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

3. INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

                               Dec. 31, 2000       June 30, 2001
                               -------------       -------------
      Raw materials              $    1,486         $    1,402
      Work-in-process                 6,384              7,670
      Finished goods                 30,024             27,433
                                 ----------         ----------
                                 $   37,894         $   36,505
                                 ==========         ==========

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the dates the Company acquired Wright and Cremascoli (see Note 1), inventories were recorded at stepped-up values pursuant to APB No. 16, requiring an aggregate $31.1 million step-up. This step-up was charged to operations over a one-year period, representing an estimate of the period over which such inventories were sold. Accordingly, cost of sales was charged $8.3 million and $16.8 million for the three and six months ended June 30, 2000, respectively.

4. LONG-TERM OBLIGATIONS

                                       DEC. 31, 2000     JUNE 30, 2001
                                       -------------     -------------
                                        (IN 000's)       (IN 000's)
      Notes payable                      $  72,876       $  67,500
      Senior subordinated notes             45,451          45,555
      Capitalized lease obligations          2,352           3,348
                                         ---------       ---------
                                           120,679         116,403
      Less: current portion                 (8,396)         (9,658)
                                         ---------       ---------
                                         $ 112,283       $ 106,745
                                         =========       =========

As of June 30, 2001, the Company's bank financing consists of two senior credit facilities. The first senior credit facility consists of a $60.0 million term loan arrangement and permits borrowings up to $5.0 million under a revolving line of credit. The term loan bears interest at the Eurodollar rate plus 3.25%. The second senior credit facility consists of a 17.5 million Euro term loan ($14.8 million at June 30, 2001) that bears interest at the EURIBO rate plus
 .25%. The second facility also permits borrowings up to 5.0 million Euro ($4.2 million at June 30, 2001) under a revolving line of credit. At June 30, 2001, there was $54.0 million outstanding under the first senior credit facility and $13.5 million outstanding under the second senior credit facility.

On July 18, 2001, the Company completed its initial public offering for 7.5 million shares of voting common stock at $12.50 per share, the net proceeds of which were approximately $85.2 million after deducting the underwriting discount of approximately $6.6 million and estimated offering expenses of approximately $2.0 million. The Company used the net proceeds of this offering to repay $39.4 million of its senior subordinated notes including accrued interest, all of the Euro-denominated senior credit facility plus interest, totaling approximately $14.0 million, and approximately $31.8 million of the dollar-denominated senior credit facility. Simultaneous with the closing of the offering, the Company converted all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock. Also in connection with the offering, the remaining senior subordinated notes totaling approximately $13.1 million, which were all held by Warburg, converted into 1,125,000 shares of non-voting common stock. Subsequently, Warburg sold 1,125,000 shares of voting common stock when the underwriters exercised their over-allotment option.

On August 1, 2001, the Company entered into a new senior credit facility with a syndicate of commercial banks. The new senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the new senior credit facility, the Company used $20 million in term loan proceeds from the new facility and existing cash balances to repay all remaining amounts outstanding plus accrued interest, totaling approximately $22.5 million, under the previous dollar-denominated senior credit facility. Thus, following the initial public offering, the use of proceeds and related transactions as described above, the Company has approximately $20 million of debt outstanding, excluding capitalized lease obligations.

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the new senior credit facility are guaranteed by the Company's subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc. and the other domestic subsidiaries. The new credit facility contains customary covenants including, among other things, restrictions on the Company's ability to pay dividends, prepay debt, incur additional debt and sell assets. The new credit facility also requires the Company to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. At the Company's option, borrowings under the new credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company's consolidated leverage ratio.

5. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company's common stock equivalents, which consists of stock options, warrants, and convertible preferred stock. The dilutive effect of such instruments is calculated using the treasury-stock method.

For the three and six month periods ended June 30, 2001 and 2000, the Company's computation of diluted earnings per share does not differ from basic earnings per share, as the effect of the Company's common stock equivalents is anti-dilutive. For the same reason, the Company's pro forma computation of diluted earnings per share for the three and six month period ended June 30, 2001 does not differ from pro forma basic earnings per share. Common stock equivalents excluded from the calculation of diluted earnings per share totaled 1,987 and 1,994 for the three month periods ended June 30, 2001 and 2000, respectively, and 2,079 and 1,482 for the six month periods ended June 30, 2001 and 2000, respectively.

Net loss applicable to common stockholders for basic and diluted earnings per share purposes is as follows (in thousands):

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                ----------------------       ----------------------
                                                  2001          2000           2001          2000
                                                  ----          ----           ----          ----
Net loss                                        $(1,213)      $ (9,740)      $(1,028)      $(18,547)
Accrued preferred stock dividends                (1,173)        (1,060)       (2,332)        (2,121)
                                                -------       --------       -------       --------
Net loss applicable to common stockholders      $(2,386)      $(10,800)      $(3,360)      $(20,668)
                                                =======       ========       =======       ========

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of shares and net income (loss) applicable to common stockholders for pro forma basic and diluted earnings per share is as follows (in thousands):

                                                                               THREE MONTHS         SIX MONTHS
                                                                                   ENDED               ENDED
                                                                               JUNE 30, 2001       JUNE 30, 2001
                                                                               -------------       -------------
Weighted-average number of common shares outstanding                                      70                 69
Weighted-average effect of conversion of redeemable convertible preferred
stock and related dividends (Note 4)                                                  19,288              19,139
                                                                               -------------       -------------
Pro forma weighted-average number of common shares outstanding                        19,358              19,208
                                                                               =============       =============

Net loss applicable to common stockholders shown above                         $      (2,386)      $      (3,360)
Reversal of accrued preferred stock dividends                                          1,173               2,332
                                                                               -------------       -------------
Pro forma net loss applicable to common stockholders                           $      (1,213)      $      (1,028)
                                                                               =============       =============

The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the respective period or the date of original issuance, if later.

6. SUBSEQUENT EVENTS

As further discussed in Note 4, on July 18, 2001 the Company completed its initial public offering of 7.5 million shares of voting common stock at $12.50 per share. Simultaneous with the closing of the offering, the Company converted all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock. Also in connection with the offering, the remaining senior subordinated notes totaling approximately $13.1 million, which were all held by Warburg, converted into 1,125,000 shares of non-voting common stock. Subsequently, Warburg sold 1,125,000 shares of voting common stock when the underwriters exercised their over-allotment option.

As further discussed in Note 4, on August 1, 2001, the Company entered into a new senior credit facility with a syndicate of commercial banks for $20 million in term loans and an unused revolving loan facility of up to $60 million.

In August 2001, the Company began selling its products in Japan through the Company's wholly-owned Japanese subsidiary, which was legally incorporated in June 2001. The Company previously marketed its products in Japan through independent sales distributors.

ITEM 2.

                           WRIGHT MEDICAL GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FILING. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS. THESE STATEMENTS MAY INCLUDE, WITHOUT LIMITATION, THE WORDS "BELIEVES", "ESTIMATES", "PROJECTS", "ANTICIPATES", "EXPECTS" AND WORDS OF SIMILAR IMPORT. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN THESE STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DISCUSSED BELOW AND UNDER THE HEADING "RISK FACTORS" CONTAINED IN OUR FINAL PROSPECTUS DATED JULY 13, 2001. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

OVERVIEW

We are a global orthopaedic device company specializing in the design, manufacture and marketing of reconstructive joint devices and bio-orthopaedic materials. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Bio-orthopaedic materials are used to replace damaged or diseased bone and to stimulate bone growth. We have been in business for over fifty years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and several sales and distribution offices across Europe and Canada. Our global distribution system consists of a sales force of approximately 270 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 200 exclusive independent distributors and sales associates in the U.S. and approximately 70 sales associates internationally. In addition, we sell our products to stocking distributors in certain international markets, who resell the products to third-party customers.

In December 1999, an investment group led by Warburg, Pincus, Equity Partners, L.P. ("Warburg") acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., in a transaction that recapitalized our business. Our recapitalization was accounted for using the purchase method of accounting and generated intangible assets totaling $34.6 million, of which $10.0 million was allocated to goodwill. In addition, we recorded a $24.0 million inventory step-up in accordance with APB No. 16. The step-up was subsequently charged to cost of sales over the twelve-month period during which these inventories were estimated to be sold, totaling $2.0 million during the period from December 8 to December 31, 1999 and $22.0 million during 2000. Also in connection with our recapitalization in 1999, we recorded a one-time write-off of IPRD costs totaling $11.7 million.

In December 1999, immediately following our recapitalization, we acquired Cremascoli Ortho Holding, S.A. ("Cremascoli"), an orthopaedic device company based in Toulon, France. As a result of this acquisition, we enhanced our product development capabilities, expanded our presence in Europe and extended our product offerings.

The acquisition, which was accounted for using the purchase method of accounting, generated intangible assets totaling $24.9 million, of which $8.2 million was allocated to goodwill. In addition, we recorded an inventory step-up totaling $7.1 million. The write-up was subsequently charged to cost of sales over the nine-month period from January 1, 2000 to September 30, 2000, during which these inventories were estimated to be sold. No IPRD charges were identified related to this acquisition.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net sales in our international markets totaled $29.6 million, or approximately 27% of our total net sales in 1999, $62.5 million, or approximately 40% of our total net sales in 2000 ($33.8 million or approximately 42% of our total net sales in the first six months of 2000) and $32.9 million, or approximately 37% of our total net sales in the first six months of 2001. No single foreign country accounted for more than 10% of our total net sales during 1999 or 2000; however, Italy and France together represented approximately 17% of our total net sales in 2000 and in the first six months of 2001.

In August 2001, we began selling our products in Japan through our wholly-owned Japanese subsidiary, which was legally incorporated in June 2001. We are transitioning from a distributor-based sales network to a direct initiative and previously marketed our products in Japan through independent sales distributors. We view this direct sales initiative as a very positive event in the long-term growth of our international business.

During the mid- and late-1990s, we experienced operating difficulties resulting from several successive years of flat or declining net sales, an expense infrastructure that reduced our profit generating capability and debt service and repayment requirements that became difficult to meet. Following our December 1999 recapitalization, a new management team was put in place. This new management team implemented a turnaround strategy that increased our focus and spending on research and development, significantly raised the efficiency of our manufacturing processes and improved our sales force productivity. Since then, we have experienced growth in net sales across our primary product lines, improved our operating efficiencies and renewed our ability to meet our debt service and repayment obligations.

NET SALES AND EXPENSE COMPONENTS

NET SALES

We derive our net sales primarily from the sale of reconstructive joint devices and bio-orthopaedic materials. Our reconstructive joint device net sales are derived from three primary product lines: knees, hips and extremities. Of our total net sales in the first six months of 2001, our knee product lines represented approximately 39%, our hip product lines represented approximately 29% and our extremity product lines represented approximately 12%. Sales of our bio-orthopaedic materials represented approximately 15% of our total net sales in the first six months of 2001. In the first six months of 2000, our knee, hip, extremity, and bio-orthopaedic product lines represented approximately 40%, 32%, 11%, and 12%, respectively, of our total net sales. Other product sales totaled approximately 5% and 6% of our total net sales in the first six months of 2001 and 2000, respectively, consisting of various orthopaedic products not considered to be part of our knee, hip, extremity or bio-orthopaedic product lines.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table sets forth our net sales by product line for the three and six months ended June 30, 2001 and 2000, respectively, expressed as a dollar amount and as a percentage of total net sales:

                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    (UNAUDITED)                            (UNAUDITED)
                                         ---------------------------------       ---------------------------------

IN THOUSANDS:                            JUNE 30, 2001       JUNE 30, 2000       JUNE 30, 2001       JUNE 30, 2000
                                         -------------       -------------       -------------       -------------
Knee products                            $      15,986       $      15,073       $      34,543       $      32,686
Hip products                                    12,274              12,380              25,298              25,580
Extremity products                               5,116               4,277              10,360               8,578
Bio-orthopaedic materials                        6,694               5,181              13,145               9,607
Other                                            2,299               2,349               4,356               4,708
                                         -------------       -------------       -------------       -------------
  Total net sales                        $      42,369       $      39,260       $      87,702       $      81,159
                                         =============       =============       =============       =============

AS A PERCENTAGE OF TOTAL NET SALES:
Knee products                                     37.7%               38.4%               39.4%               40.3%
Hip products                                      29.0                31.5                28.8                31.5
Extremity products                                12.1                10.9                11.8                10.6
Bio-orthopaedic materials                         15.8                13.2                15.0                11.8

Other                                              5.4                 6.0                 5.0                 5.8
                                         -------------       -------------       -------------       -------------
  Total net sales                                100.0%              100.0%              100.0%              100.0%
                                         =============       =============       =============       =============

EXPENSES

COST OF SALES. Cost of sales consists primarily of direct labor, allocated manufacturing overhead, raw materials and components, royalty expenses associated with licensing technologies used in our products or processes and certain other period expenses. Cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Our cost of sales during the three and six month periods ended June 30, 2000 are not comparable to cost of sales in corresponding periods of 2001 because under U.S. generally accepted accounting principles, we were required to step-up our inventories in connection with our recapitalization and the acquisition of Cremascoli (both occurring in December 1999) in the amount of $31.1 million.

The following table sets forth our cost of sales expressed as a percentage of sales for the three and six month periods ended June 30, 2001 and 2000, respectively, adjusted to exclude the cost of sales associated with our inventory step-ups.

                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                          (UNAUDITED)                       (UNAUDITED)
                                  ---------------------------         -------------------------

                                      2001            2000             2001              2000
                                      ----            ----             ----              ----
Cost of sales                         30.6%           53.7%            30.4%             53.3%
Effect of acquisition costs
  assigned to inventory                 --           (21.2)%             --             (20.7)%
                                    ------          ------           ------            ------
  Adjusted cost of sales              30.6%           32.5%            30.4%             32.6%
                                    ======          ======           ======            ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses associated with our key surgeon consulting agreements, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, and as we continue to add infrastructure to support our expected business growth and public company requirements.

RESEARCH AND DEVELOPMENT. Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. We anticipate that our research and development expenditures will increase in absolute dollars in future periods as we continue to increase our investment in product development initiatives; however, we expect these expenses to be consistent as a historical percentage of net sales.

AMORTIZATION OF INTANGIBLES. Amortization of intangible assets is primarily related to our recapitalization and our acquisition of Cremascoli. Intangible assets consist of goodwill and purchased intangibles principally related to completed technology, workforce, distribution channels and trademarks. Goodwill is amortized on a straight-line basis over 20 years, and purchased intangibles are amortized over periods ranging from three months to 15 years.

At December 31, 2000 and June 30, 2001, we had net intangible assets totaling $54.7 million and $51.1 million, respectively. We expect to amortize approximately $5.1 million in 2001. This amortization does not give effect to $3.1 million of Cremascoli acquisition consideration remaining in escrow as of June 30, 2001. These escrowed amounts will be distributed upon the resolution of the final net asset valuation of Cremascoli. Currently, this matter is in arbitration. If the seller were to prevail, we would disburse the escrowed amounts to the seller. If we were to prevail, we would retain the escrowed amounts. Accordingly, our goodwill balance and the related future amortization, is subject to prospective adjustment.

STOCK-BASED EXPENSE. Stock-based expense includes the amortization of non-cash deferred compensation recorded in connection with the issuance of stock options, stock-based incentives and the sale of equity securities when the estimated fair market value of the securities is deemed for financial reporting purposes to exceed their respective exercise or sales price. Additionally, for stock-based incentives granted to consultants, we defer and amortize the fair value of such grants as calculated pursuant to Statement of Financial Accounting Standards
(SFAS) No. 123. We amortize deferred compensation on a straight-line basis over the respective vesting periods of the stock-based incentives, which is generally four years, and we immediately expense all stock-based compensation associated with the issuance of equity where no vesting restrictions apply.

We issued stock options and stock-based incentives and sold equity securities generating approximately $7.9 million of stock-based compensation for the year ended December 31, 2000 and we recognized $5.0 million of this amount during 2000 as compensation expense ($21,000 in the first six months of 2000). To date in 2001, we have incurred approximately $3.1 million of additional deferred compensation related to option grants, and in the first six months of 2001 we recognized stock-based compensation expense totaling $1.1 million. Based on the stock-based compensation we have incurred to date, we expect that $1.9 million in 2001, $1.6 million in 2002, $1.5 million in 2003, $1.2 million in 2004 and $148,000 in 2005 will be recognized as non-cash stock-based expense.

INTEREST EXPENSE, NET. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities and our subordinated notes, offset partially by interest income on invested cash balances. Interest expense includes $311,000 and $234,000 for the first six months of 2001 and 2000, respectively, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. Subsequent to June 30, 2001, we repaid amounts outstanding under our Euro-denominated senior credit facility, and renegotiated the terms of our dollar-denominated senior credit facility. Accordingly, we expect the amortization of deferred financing costs to approximate $255,000 annually over the remaining term of our new senior credit facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

We used the net proceeds from the Company's initial public offering (the "IPO") completed on July 17, 2001, to repay our senior subordinated notes, reduce our outstanding bank borrowings and increase our invested cash balances. As a result, we expect that net interest expense will decrease in periods following the IPO as compared to prior periods. Based on rates in effect at June 30, 2001, we expect that repayment of debt in connection with the IPO will reduce our net interest expense by approximately $7.9 million annually.

OTHER EXPENSE, NET. Other expense (income) consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other expense and income to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

PROVISION (BENEFIT) FOR INCOME TAXES. Our payment of income taxes has generally been limited to earnings generated by certain of our foreign operations, principally in Europe. Domestically, we have incurred no tax liability in recent years. At December 31, 2000, we have net operating loss carryforwards of approximately $57.7 million domestically, which expire in 2010 through 2018, and $19.5 million internationally, which expire in 2003 through 2006. Generally, we are limited in the amount of net operating loss carryforwards, which can be utilized in any given year. Additionally, we have domestic tax credit carryforwards of approximately $1.1 million, which expire through 2010.

In light of our historical operating performance, we have established a valuation allowance against both our domestic and international net operating loss carryforwards. We will continue to reassess the realization of our net operating loss carryforwards and adjust the related valuation allowance as necessary.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Upon consummation of the recapitalization, we charged to income approximately $11.7 million, representing the estimated fair value of purchased in-process research and development, or IPRD, that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. A discount rate and likelihood of success factor were applied to each project to take into account the uncertainty surrounding the successful development and commercialization of the purchased IPRD.

The resulting net cash flows from such projects were based on our management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects, and the net cash flows reflect the assumptions that would be used by market participants.

A summary of the projects is as follows:

                                                       YEAR WHEN
                                                   MATERIAL NET CASH      ESTIMATED
                                                   IN-FLOWS EXPECTED    LIKELIHOOD OF    DISCOUNT     ACQUIRED
PROJECT                                                TO BEGIN            SUCCESS         RATE         IPRD
-------                                                --------            -------         ----         ----
                                                                                                     (IN '000s)
S.O.S.(R) Project (GUARDIAN(TM)) .................       2000                85%            22%       $   954
OSTEOSET(R) Derivatives ..........................       2000                60             22          3,195
New Shoulder (OLYMPIA(TM)) .......................       2002                95             22          1,088
Fat Pad Augmentation Material ....................       2003                50             22            892
Structural Resorbable Bone Graft Substitute ......       2005                50             22          3,340
Other Orthopaedic Projects .......................         --                --             22          2,262
                                                                                                      -------
  Total ..........................................                                                    $11,731
                                                                                                      =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NEW SHOULDER (OLYMPIA(TM))

The objective of this product was to develop a product for replacement of arthritic shoulders and for repairing shoulder fractures.

At the date of the recapitalization, $314,000 had been spent on this project with additional expenditures of $70,000 anticipated through completion. We initially expected development efforts to be completed by the end of 2000 with projected first year revenues of $800,000. We deemed the technical and commercialization risks to be low because similar competitive products are already in the market.

Commercialization of this product is being delayed to allow for completion of the instrumentation's clinical evaluations. We now anticipate completion of this product development in December 2001 with first year revenue expectations of $1.5 million in 2002. Revenue expectations have been increased from original estimates primarily due to the responses received from our customers' evaluations of and commitments to this product.

      S.O.S.(R) PROJECT (GUARDIAN(TM))

The objective of the Segmented Orthopaedic System, or S.O.S.(R), was to develop an adjustable prosthesis to be used in limb salvage for adolescents.

We expected development efforts to be completed by July 2000 with an estimated completion cost of $217,000 and projected first year revenues of $1.9 million. We deemed the technical and commercialization risks to be low because this product is considered a line extension and some of the products do not require FDA approval because they are minor modifications to existing products.

Development efforts were completed in May 2000 at a total cost of $63,000 and first year revenues were $346,000. The reduction in first year revenues was primarily due to the delay in commercialization of the S.O.S.(R) Adjustable product line. The delay in completion of this portion of the S.O.S.(R) development project is due to ongoing negotiation efforts with a third-party developer. Commercialization of this product is expected in December 2001 with first year revenues expected to be $930,000 with no additional costs expected to be incurred.

      FAT PAD AUGMENTATION MATERIAL

The objective of this product was to develop a product for the treatment and prevention of certain diabetic foot ulcers.

At the date of our recapitalization, we anticipated a completion date of January 2003 with estimated completion costs of $170,000 and first year revenues of $1.5 million in 2005. We deemed the technical and commercialization risks to be high because this product required certain testing to meet regulatory approval.

Due to the costly and lengthy process of identifying an appropriate material and receiving regulatory approval, we terminated this project in May 2001.

      OSTEOSET(R) DERIVATIVES

The objective of these products was to develop bone substitute products to be used to repair bone defects.

At the date of our recapitalization, we expected development efforts to be completed by April 2001 with estimated completion costs of $3.6 million and first year revenues projected at $1.0 million. Although this product must pass regulatory qualifications, we deemed the technical and commercialization risks to be moderate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

We are currently pursuing an evaluation and a pre-clinical study. We expect development efforts to be completed by February 2002 with first year revenues of $1.0 million. Full commercialization of this product could be delayed pending the FDA's final conclusion on whether to categorize this product as a tissue or a device for regulatory clearance purposes.

      STRUCTURAL RESORBABLE BONE GRAFT SUBSTITUTE

We intended this product to be a bone putty product that would provide structural support to correct bone defects.

At the date of our recapitalization, we expected development efforts to be completed by the end of 2004 with projected first year revenues of $274,000 in 2005 and estimated completion costs of $5.9 million. We deemed the technical and commercialization risks to be moderate. While this product has to pass certain regulatory qualifications, we believe the worldwide market for such a new and innovative product is very large.

We are continuing development efforts on this product. We expect development efforts to be completed in 2003 with first year revenues of $274,000 expected in 2004.

There were eleven additional projects included in the valuation of purchased IPRD. In total, these projects represented 19% of the valuation, although, none individually represented more than 6% of the total valuation. These projects related to a variety of orthopaedic medical device products.

We plan to use our existing cash to develop the purchased IPRD related to our recapitalization into commercially viable products. This development consists primarily of the completion of all planning, designing, clinical evaluation testing activities and regulatory approvals, where applicable, that are necessary to establish that a product can be successfully developed. Bringing the purchased IPRD to market also includes testing the product for compatibility and interoperability with commercially viable products. As of the date of our recapitalization, we estimated the costs to be incurred to develop the purchased in-process technology into commercially viable products to be approximately $13.7 million.

If these projects are not successfully developed, our revenue may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. We are continuously monitoring our development projects. We believe that the assumptions used in the valuation of purchased IPRD represent a reasonably reliable estimate of the future benefits attributable to the purchased IPRD. We cannot be certain that actual results will not deviate from our assumptions in future periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales (in thousands):

                                             THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                 (UNAUDITED)                                     (UNAUDITED)
                                ---------------------------------------------     --------------------------------------------

                                    $                        $                       $                         $
                                 JUNE 30,      % OF       JUNE 30,       % OF     JUNE 30,       % OF       JUNE 30,      % OF
                                  2001         SALES        2000        SALES       2001         SALES        2000       SALES
                                --------       -----      --------      -----     --------       -----      --------     -----
Net sales                       $ 42,369       100.0%     $ 39,260      100.0%    $ 87,702       100.0%     $ 81,159     100.0%

Cost of sales                     12,981        30.6%       21,064       53.7%      26,653        30.4%       43,295      53.3%
                                --------       -----      --------      -----     --------       -----      --------     -----
  Gross profit                    29,388        69.4%       18,196       46.3%      61,049        69.6%       37,864      46.7%
Operating expenses:
  Selling, general and
  administrative                  23,246        54.9%       20,469       52.1%      46,551        53.1%       41,619      51.3%
  Research and development         2,486         5.9%        2,258        5.8%       4,600         5.2%        4,047       5.0%
  Amortization of
  intangible assets                1,355         3.2%        1,397        3.6%       2,652         3.0%        2,794       3.4%
  Stock-based expense                443         1.0%           19         --        1,101         1.3%           21        --
                                --------       -----      --------      -----     --------       -----      --------     -----
        Total operating
           expenses               27,530        65.0%       24,143       61.5%      54,904        62.6%       48,481      59.7%
                                --------       -----      --------      -----     --------       -----      --------     -----
  Income (loss) from
    operations                     1,858         4.4%       (5,947)     (15.2)%      6,145         7.0%      (10,617)    (13.0)%
Interest expense, net              2,903         6.9%        2,960        7.5%       6,023         6.9%        6,070       7.5%
Other expense, net                    62          .1%          283         .7%         489          .5%          645        .8%
                                --------       -----      --------      -----     --------       -----      --------     -----
  Income (loss) before
    income taxes                  (1,107)       (2.6)%      (9,190)     (23.4)%       (367)        (.4)%     (17,332)    (21.3)%
Provision for income taxes           106          .3%          550        1.4%         661          .8%        1,215       1.5%
                                --------       -----      --------      -----     --------       -----      --------     -----
  Net income (loss)             $ (1,213)       (2.9)%    $ (9,740)     (24.8)%   $ (1,028)       (1.2)%    $(18,547)    (22.8)%
                                ========       =====      ========      =====     ========       =====      ========     =====

EBITDA                          $  5,836        13.8%     $  6,347       16.2%    $ 13,889        15.8%     $ 13,787      17.0%
                                ========       =====      ========      =====     ========       =====      ========     =====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000

NET SALES. Net sales totaled $42.4 million in the three months ended June 30, 2001, compared to $39.3 million in the three months ended June 30, 2000, representing an increase of $3.1 million, or 8%. Excluding the negative impact of foreign exchange rate fluctuations, net sales would have increased 10% when compared with the prior year comparable quarter. The increase resulted primarily from unit sales growth in our knee, extremity and bio-orthopaedic product lines.

Knee sales increased $912,000, or 6%, in the three months ended June 30, 2001 compared to the corresponding period in 2000 due to the continued growth of our ADVANCE(R) knee system which was partially offset by decreased sales of certain of our more mature knee products. Extremity sales increased $839,000, or 20%, in the three months ended June 30, 2001 compared to the corresponding period in 2000 due to the introduction of our new LOCON T(TM), EVOLVE(TM) and NEW DEAL(TM) products and continued sales growth of our core extremity products. Bio-orthopaedic product sales increased $1.5 million, or 29%, and hip sales remained relatively constant for the second quarter of 2001 compared to 2000. The increase in bio-orthopaedic product sales was primarily due to ALLOMATRIX(TM) injectable putty and the first quarter 2001 introduction of ALLOMATRIX(TM) C. Continued growth of our CONSERVE(R) and PROFEMUR(R) hip systems was offset by reduced levels of block-purchase sales, or large volume contractual agreements, for other hip products in certain international markets during the second quarter of 2001 compared to the 2000 period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Domestic net sales totaled $27.2 million in the second quarter of 2001, representing 64% of our total net sales compared to $23.3 million in the second quarter of 2000, representing 59% of total net sales. International sales totaled $15.2 million in the second quarter of 2001, net of a negative currency impact of approximately $800,000, and $16.0 million in the second quarter of 2000.

COST OF SALES. Cost of sales as a percentage of net sales decreased from 54% in the second quarter of 2000 to 31% in the second quarter of 2001. Cost of sales was negatively impacted during the 2000 period by $8.3 million of expense associated with the inventory step-ups related to our recapitalization and the Cremascoli acquisition. Excluding this non-cash expense, cost of sales as a percentage of sales decreased from 33% during the second quarter of 2000 to 31% in the second quarter of 2001. This decrease was due to improved margins resulting from moderate shifts in sales composition to the United States market and to higher margin product lines such as bio-orthopaedics.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense, exclusive of stock-based expense, increased $2.8 million, or 14%, from $20.5 million in the second quarter of 2000, to $23.3 million in the second quarter of 2001. The increase was primarily attributable to increased commissions and royalties resulting from domestic sales growth, costs associated with senior management additions and expenses related to enhancing our information systems and administrative capabilities. Including stock-based expense, selling, general and administrative expense increased $3.2 million, or 16%, from $20.5 million in the second quarter of 2000 to $23.7 million in the second quarter of 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses, including stock-based expense, increased $256,000, or 11%, from $2.3 million in the second quarter of 2000 to $2.5 million in the second quarter of 2001. The majority of this increase was due to additional personnel costs and professional fees associated with increased product development efforts in the 2001 period. Of this increase, $28,000 was due to stock-based expense.

AMORTIZATION OF INTANGIBLE ASSETS. Non-cash charges associated with the amortization of intangible assets decreased approximately $42,000, or 3%, from the second quarter of 2000 to the second quarter of 2001. Amortization for both the 2000 and 2001 periods were primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999. The slight decrease is primarily the result of foreign currency fluctuation.

STOCK-BASED EXPENSE. Stock-based expense totaled $443,000 in the second quarter of 2001, consisting of non-cash charges of $438,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $5,000 of other stock-based expenses. Stock-based expense was not significant in the second quarter of 2000.

INTEREST EXPENSE, NET. Interest expense, net, totaled $2.9 and $3.0 million in the second quarter of 2001 and 2000, respectively. Interest expense, net, in both periods consisted entirely of interest associated with borrowings outstanding under our senior credit facilities, our senior subordinated notes and a non-cash expense for the amortization of deferred financing costs resulting from the origination of our credit facilities, offset partially by interest income on invested cash balances.

OTHER EXPENSE, NET. Other expense, net, totaled $62,000 and $283,000 in the second quarter of 2001 and 2000, respectively, and consisted primarily of net losses resulting from foreign currency fluctuations.

PROVISION FOR INCOME TAXES. We recorded a tax provision of $106,000 and $550,000 in the second quarter of 2001 and 2000, respectively. The tax provision in both periods primarily resulted from taxes incurred related to earnings generated by some of our international operations, principally in Europe. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our net operating loss carryforwards.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EBITDA. The Company defines EBITDA as earnings before net interest expense, taxes, depreciation, amortization of intangible assets, stock-based expense, and other non-cash expenses. For 2000, other non-cash expenses include the inventory step-ups related to our recapitalization and the Cremascoli acquisition. For 2001, there are no other non-cash expenses. Other companies within our industry may not compute EBITDA in the same manner as we do.

EBITDA totaled $5.8 million in the second quarter of 2001, or 14% of net sales, compared to $6.3 million in the second quarter of 2000, or 16% of net sales. The decrease of approximately $500,000 is primarily the result of a 19% increase in selling, general and administrative expenses (net of depreciation charges), which more than offset the 11% increase in gross profit realized by the Company (after removing $8.3 million of inventory step-ups from cost of sales in the 2000 period), when compared to the second quarter of 2000. The increase in selling, general and administrative expenses was primarily attributable to increased commissions and royalties resulting from domestic sales growth, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES. Net sales totaled $87.7 million in the six months ended June 30, 2001, compared to $81.2 million in the six months ended June 30, 2000, representing an increase of $6.5 million, or 8%. Excluding the negative impact of foreign exchange rate fluctuations, net sales would have increased 10% when compared with the prior year comparable period. The increase resulted primarily from unit sales growth in our knee, extremity and bio-orthopaedic product lines.

Knee sales increased $1.9 million, or 6%, in the six months ended June 30, 2001 compared to the corresponding period in 2000 due to the continued growth of our ADVANCE(R) knee system, which was partially offset by decreased sales of certain of our more mature knee products. Extremity sales increased $1.8 million, or 21%, in the six months ended June 30, 2001 compared to the corresponding period in 2000 due to the introduction of our new LOCON T(TM), EVOLVE(TM) and NEW DEAL(TM) products and continued sales growth for our core extremity products. Bio-orthopaedic product sales increased $3.5 million, or 37%, and hip sales remained relatively constant for the six months ended June 30, 2001 when compared to the corresponding 2000 period. The increase in bio-orthopaedic product sales was primarily due to ALLOMATRIX(TM) injectable putty and the first quarter 2001 introduction of ALLOMATRIX(TM) C. Continued growth of our CONSERVE(R) and PROFEMUR(R) hip systems was offset by reduced levels of block-purchase sales, or large volume contractual agreements, for other hip products in certain international markets during the six months ended June 30, 2001 compared to the corresponding 2000 period.

Domestic net sales totaled $54.8 million in the six months ended June 30, 2001, representing 63% of our total net sales compared to $47.4 million in the corresponding period of 2000, representing 58% of total net sales. International sales totaled $32.9 million in the six months ended June 30, 2001, net of a negative currency impact of approximately $1.6 million, and $33.8 million in the six months ended June 30, 2000.

COST OF SALES. Cost of sales as a percentage of net sales decreased from 53% for the six months ended June 30, 2000 to 30% in the corresponding period of 2001. Cost of sales was negatively impacted during the 2000 period by $16.8 million of expense associated with the inventory step-ups related to our recapitalization and the Cremascoli acquisition. Excluding this non-cash expense, cost of sales as a percentage of sales decreased from 33% during the first six months of 2000 to 30% in the first six months of 2001. This decrease was due to improved margins resulting from moderate shifts in sales composition to the United States market and to higher margin product lines, such as bio-orthopaedics.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense, exclusive of stock-based expense, increased $4.9 million, or 12%, from $41.6 million in the six months ended June 30, 2000, to $46.5 million in the six months ended June 30, 2001. The increase was primarily attributable to increased commissions and royalties resulting from domestic sales growth, costs associated with senior management additions and expenses related to enhancing our information systems and administrative capabilities. Including stock-based expense, selling, general and administrative expense increased $6.0 million, or 14%, from $41.6 million in the first six months of 2000 to $47.6 million in the first six months of 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT. Research and development expenses, including stock-based expense, increased $587,000, or 14.5%, from $4.0 million in the six months ended June 30, 2000 to $4.6 million in the corresponding period of 2001. The majority of this increase was due to additional personnel costs and professional fees associated with increased product development efforts in the 2001 period. Of this increase, $34,000 was due to stock-based expense.

AMORTIZATION OF INTANGIBLE ASSETS. Non-cash charges associated with the amortization of intangible assets decreased approximately $142,000, or 5%, from the six months ended June 30, 2000 to the six months ended June 30, 2001. Amortization for both the 2000 and 2001 periods was primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999. The slight decrease is primarily the result of foreign currency fluctuation.

STOCK-BASED EXPENSE. Stock-based expense totaled approximately $1.1 million in the first six months of 2001, consisting of non-cash charges of $731,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, $315,000 resulting from the sale of equity securities below fair market value and $55,000 of other stock-based expenses. Stock-based expense was not significant in the second quarter of 2000.

INTEREST EXPENSE, NET. Interest expense, net totaled $6.0 and $6.1 million in the first six months of 2001 and 2000, respectively. Interest expense, net, in both periods consisted entirely of interest associated with borrowings outstanding under our senior credit facilities, our subordinated notes and a non-cash expense for the amortization of deferred financing costs resulting from the origination of our credit facilities, offset partially by interest income on invested cash balances.

OTHER EXPENSE, NET. Other expense, net totaled $489,000 and $645,000 in the first six months of 2001 and 2000, respectively, and consisted primarily of net losses resulting from foreign currency fluctuations.

PROVISION FOR INCOME TAXES. We recorded a tax provision of $661,000 and $1,215,000 in the first six months of 2001 and 2000, respectively. The tax provision in both periods primarily resulted from taxes incurred related to earnings generated by some of our international operations, principally in Europe. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our net operating loss carryforwards.

EBITDA. The Company defines EBITDA as earnings before net interest expense, taxes, depreciation, amortization of intangible assets, stock-based expense, and other non-cash expenses. For 2000, other non-cash expenses include the inventory step-ups related to our recapitalization and the Cremascoli acquisition. For 2001, there are no other non-cash expenses. Other companies within our industry may not compute EBITDA in the same manner as we do.

EBITDA totaled $13.9 million in the six months ended June 30, 2001, or 16% of net sales, compared to $13.8 million in the six months ended June 30, 2000, or 17% of net sales. The increase of approximately $100,000 is primarily the result of a 12% increase in gross profit realized by the Company (after removing $16.8 million of inventory step-ups from cost of sales in the 2000 period) coupled with a 24% decrease in other expenses, net (primarily foreign currency fluctuation), offset by a 16% increase in selling, general and administrative expenses (net of depreciation charges) and a 14% increase in research and development expenses, when compared to the six month period ended June 30, 2000. The increase in selling, general and administrative expenses was primarily attributable to increased commissions and royalties resulting from domestic sales growth, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2000 and for the quarters ended March 31, 2001 and June 30, 2001. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in the Company's final prospectus as filed with the SEC on July 13, 2001, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                2000 (UNAUDITED)                          2001 (UNAUDITED)
                                           -----------------------------------------------------       --------------------

                                            FIRST         SECOND          THIRD         FOURTH          FIRST       SECOND
IN THOUSANDS                               QUARTER        QUARTER        QUARTER        QUARTER        QUARTER      QUARTER
                                           --------       --------       --------       --------       -------      -------
Net sales                                  $ 41,899       $ 39,260       $ 36,555       $ 39,838       $45,333      $42,369
Cost of sales                                22,231         21,064         20,267         16,808        13,672       12,981
                                           --------       --------       --------       --------       -------      -------
  Gross profit                               19,668         18,196         16,288         23,030        31,661       29,388

Operating expenses:
  Selling, general and administrative        21,150         20,469         19,444         21,750        23,305       23,246
  Research and development                    1,789          2,258          2,027          2,316         2,114        2,486
  Amortization of intangible assets           1,397          1,397          1,396          1,396         1,297        1,355
  Stock-based expense                             2             19          2,893          2,115           658          443
                                           --------       --------       --------       --------       -------      -------
Total operating expenses                     24,338         24,143         25,760         27,577        27,374       27,530
                                           --------       --------       --------       --------       -------      -------
  Income (loss) from operations            $ (4,670)      $ (5,947)      $ (9,472)      $ (4,547)      $ 4,287      $ 1,858
                                           ========       ========       ========       ========       =======      =======

SEASONALITY

Our net sales are subject to seasonality. Because of the European holiday schedule during the summer months, the Company traditionally experiences lower sales volumes in these months than throughout the rest of the year.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our cash needs since 1999 through various equity and debt issuances and through cash flow from operations.

In December 1999, an investment group led by Warburg acquired our predecessor company in a recapitalization that provided us with proceeds from new equity and subordinated debt issuances totaling $70.0 million and advances from a new senior credit facility totaling $60.0 million. Together, these funds were used to provide us with working capital for operations, to retire then-outstanding debt obligations and accrued interest totaling $110.0 million, as partial consideration for the acquisition of the former stockholders' equity interests for $9.2 million, to pay transaction and reorganization costs of $9.9 million and to pay acquisition costs of $2.9 million.

We financed our acquisition of Cremascoli by issuing equity and subordinated debt in exchange for cash proceeds totaling $32.0 million and by adding a second senior credit facility to provide additional advances totaling $17.5 million Euro. Subsequently, we issued additional equity and subordinated debt in exchange for cash proceeds totaling $11.5 million during 2000 and $250,000 during the first six months of 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On July 18, 2001, we completed our initial public offering of 7.5 million shares of voting common stock at $12.50 per share, the net proceeds of which were approximately $85.2 million after deducting the underwriting discount of approximately $6.6 million and estimated offering expenses of approximately $2.0 million. We have used the net proceeds of this offering to repay $39.4 million of our subordinated notes and accrued interest, all of our Euro-denominated senior credit facility plus interest, totaling approximately $14.0 million, and approximately $31.8 million of our dollar-denominated senior credit facility. Simultaneous with the closing of the offering, we converted all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock. Also in connection with the offering, the remaining senior subordinated notes totaling approximately $13.1 million, which were all held by Warburg, converted into 1,125,000 shares of non-voting common stock. Subsequently, Warburg sold 1,125,000 shares of voting common stock when the underwriters exercised their over-allotment option.

On August 1, 2001, a syndicate of commercial banks entered into a new senior credit facility with us on more favorable terms. The new senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the new senior credit facility, we used $20 million in term loan proceeds from the new facility and existing cash balances to repay all remaining amounts outstanding plus accrued interest, totaling approximately $22.5 million, under our previous dollar-denominated senior credit facility. Thus, following the initial public offering, the use of proceeds and related transactions as described above, we have approximately $20 million of debt outstanding, excluding capitalized lease obligations.

Borrowings under the new senior credit facility are guaranteed by all of our subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc. and our other domestic subsidiaries. The new credit facility contains customary covenants including, among other things, restrictions on our ability to pay dividends, prepay debt, incur additional debt and sell assets. The new credit facility also requires us to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. At our option, borrowings under the new credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio.

At June 30, 2001 we had cash and equivalents totaling $6.9 million, working capital totaling $47.6 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $6.2 million. We generated $2.1 million of cash in operating activities during the first six months of 2001 compared to $7.4 million of cash generated by operating activities during the same period in 2000. Operating cash flows for the first six months of 2001 were affected by $4.0 million of unrestricted cash used in an intellectual property license settlement.

Capital expenditures totaled approximately $8.1 million for the six months ended June 30, 2001, $14.1 million in 2000, and $2.2 million in 1999. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment and, in 2000 and 2001, surgical instruments. We expect to incur capital expenditures of approximately $19.0 million in total for 2001, approximately $5.0 million of which we anticipate will be used for the implementation of a new enterprise computer system and $14.0 million of which we anticipate will be used for routine recurring capital expenditures, including instruments.

Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balances, our existing credit lines and other available sources of liquidity, the net proceeds of our initial public offering and expected cash flows from our operating activities, will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures and make required payments of principal and interest on our debt.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion ("APB") 16, "Business Combinations" and SFAS 142 replaces APB 17, "Intangible Assets". The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. SFAS 141 is effective immediately and SFAS 142 will be effective for the Company on January 2002. Upon adoption of SFAS 142, we will no longer amortize goodwill, but will evaluate it for impairment at least annually. We are currently evaluating the provisions of these statements to determine their impact.

FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the factors described above in this discussion and analysis, our future financial results could vary from period to period due to a variety of causes, including expenditures and timing relating to acquisition and integration of businesses or products, the introduction of new products by us or our competitors, changes in the treatment practices of our surgeon customers, changes in the costs of manufacturing our products, supply interruptions, the availability and cost of raw materials, our mix of products sold, changes in our marketing and sales expenditures, changes affecting our methods of distributing products, market acceptance of our products, competitive pricing pressures, changes in regulations affecting our business, general economic and industry conditions that affect customer demand, our level of research and development activities, changes in our administrative infrastructure, foreign currency fluctuations, changes in assets and liabilities subject to interest rate variability and changes in related interest rates, and the effect of domestic and international income taxes and the utilization of related net operating loss carryforwards.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. On June 30, 2001, we had borrowings of $67.5 million under our credit facilities that were subject to variable rates, with a blended rate of 6.56%. Based on this, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $675,000 on an annual basis. Beginning August 1, 2001, we had total borrowings of approximately $20.0 million under our new senior credit facility, subject to a variable rate, with a current rate of 5.66%. Based on this, an adverse change of 1.0% in the interest rate would cause us to incur an increase in interest expense of approximately $200,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations and do not anticipate doing so in the future.

FOREIGN CURRENCY RATE FLUCTUATIONS

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% and 27% of our total net sales were denominated in foreign currencies during 2000 and the six months ended June 30, 2001, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in local currencies indexed to the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Except for limited rate stabilization activities between the British pound, which is not yet indexed, and the Euro, we do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future.

INFLATION

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

      (d)   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a)   Not applicable.

      (b)   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

   EXHIBIT
    NUMBER                             DESCRIPTION
   --------   ------------------------------------------------------------------

     2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg, Pincus Equity Partners, L.P., Wright Acquisition Corp., Inc. and Wright Medical Group, Inc.*

     3.1      Form of Fourth Amended and Restated Certification of
              Incorporation.*

     3.2      Form of Amended and Restated Bylaws.*

     4.1 Registration Rights Agreement, dated as of December 7, 1999, by and among Wright Medical Group, Inc. and the investors named therein.*

     4.2 Investors Rights Agreement, dated as of December 22, 1999, by and among Warburg, Pincus Equity Partners, L.P., Wright Acquisition Holdings, Inc. and the investors named therein.*

     10.1 Stockholders Agreement, dated as of December 7, 1999, by and among Wright Medical Group, Inc. and the investors named therein.*

     10.2 Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000, by and among Wright Medical Group, Inc. and the investors named therein.*

     10.3 Form of Employment Agreement between Wright Medical Group, Inc. and certain of its Executive Officers.*

     10.4     1999 Equity Incentive Plan.*

     10.5     Form of Incentive Stock Option Agreement.*

     10.6     Form of Non-Qualified Stock Option Agreement.*

     10.7 Form of Indemnification Agreement between Wright Medical Group, Inc. and its Directors and Executive Officers.*

     10.8     Form of Warrant.*

     10.9     Amendment No. 1 to the Incentive Stock Option Agreement.*

     10.10 Form of Sales Representative Award Agreement under the 1999 Equity Incentive Plan.*

     10.11 Form of Non-Employee Director Stock Option Agreement under the 1999 Equity Incentive Plan.*

     10.12    Form of Amended and Restated 1999 Equity Incentive Plan.*

     10.13 Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent and U.S. Bank National Association, as Co-Syndication Agent.+

     21.1     List of Subsidiaries.*

----------
* Incorporated by reference to Wright Medical Group, Inc.'s Registration Statement on Form S-1, filed April 27, 2001, as amended (Registration Number 333-59732).

+ Incorporated by reference to Wright Medical Group, Inc.'s Current Report on Form 8-K, filed August 3, 2001.

      (b)   Reports on Form 8-K

            The following current reports on Form 8-K were filed during the quarter ended June 30, 2001:

           ---------------------------------------------------------------------
            Date of Report          Items Reported

           ---------------------------------------------------------------------
           August 3, 2001           Announcing the terms of the Amended and
                                    Restated Credit Agreement, dated as of
                                    August 1, 2001

           ---------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Arlington, State of Tennessee, on August 13, 2001.

                        WRIGHT MEDICAL GROUP, INC.


                        By:  /s/ F. Barry Bays
                             --------------------------------------------
                             F. Barry Bays
                             PRESIDENT AND CHIEF EXECUTIVE OFFICER


                        By:  /s/ John K. Bakewell
                             --------------------------------------------
                             John K. Bakewell
                             EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                             OFFICER (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER)