Form 10-Q
period 2001-09-30
WRIGHT MEDICAL GROUP INC
filed 2001-11-08
CIK 1137861

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 2001
                                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 [X] Yes [ ] No

         As of November 2, 2001 a total of 23,236,197 shares of voting common stock, par value $.01 per share, of the registrant were outstanding.

                                         WRIGHT MEDICAL GROUP, INC.
                                         --------------------------

                                                    INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001                    1

         Consolidated Statements of Operations for the three and nine months ended
            September 30, 2001 and 2000                                                                2

         Consolidated Statements of Cash Flows for the nine months ended September
            30, 2001 and 2000                                                                          3

         Notes to Consolidated Financial Statements                                                   4-7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                   8-20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                    21

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                             22

Item 2 - Change in Securities and Use of Proceeds                                                      22

Item 3 - Defaults Upon Senior Securities                                                               22

Item 4 - Submission of Matters to a Vote of Security Holders                                           22

Item 5 - Other Information                                                                             22

Item 6 - Exhibits and Reports on Form 8-K                                                            22-23

SIGNATURES                                                                                             24

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        SEPTEMBER 30, DECEMBER 31,
                                                            2001          2000
                                                        ------------  -----------
                                                         (unaudited)
ASSETS:
Current Assets:
    Cash and cash equivalents                             $   2,957    $  16,300
    Restricted cash                                           6,689       15,483
    Accounts receivable, net                                 29,767       27,381
    Inventories                                              40,676       37,894
    Prepaid expenses                                          3,809        2,052
    Deferred income taxes                                    12,299       13,259
    Other current assets                                      3,749        2,823
                                                        ------------  -----------
         Total current assets                                99,946      115,192
                                                        ------------  -----------

Property, plant and equipment, net                           50,233       45,083
Intangible assets, net                                       49,953       54,681
Other assets                                                  1,250        2,008
                                                        ------------  -----------
                                                          $ 201,382    $ 216,964
                                                        ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                      $   8,975    $   7,936
    Accrued expenses and other current liabilities           40,465       44,840
    Current portion of long-term obligations                  1,704        8,396
                                                        ------------  -----------
       Total current liabilities                             51,144       61,172
                                                        ------------  -----------
Long-term obligations                                        21,826      112,283
Preferred stock dividends                                        --        4,631
Deferred income taxes                                        12,036       12,939
Other liabilities                                             1,118       11,661
                                                        ------------  -----------
       Total liabilities                                     86,124      202,686
                                                        ------------  -----------

Mandatorily redeemable convertible preferred
    stock, $.01 par value, shares authorized - 100,000,
    shares issued and outstanding - 27,311 in 2000;
    aggregate preferential distribution of $82,798 at
    December 31, 2000                                            --       91,254

Stockholders' equity (deficit):
   Common stock, voting, $.01 par value, shares
      authorized - 100,000, shares issued and
      outstanding - 47 in 2000, 23,010 in 2001                  230            1
   Common stock, non-voting, $.01 par value,
      shares authorized - 100,000; shares issued
      and outstanding - 5,289 in 2001                            53           --
   Additional paid-in capital                               198,047        4,769
   Deferred compensation                                     (5,171)      (2,834)
   Accumulated other comprehensive income (loss)             (1,741)      (1,802)
   Accumulated deficit                                      (76,160)     (77,110)
                                                        ------------  -----------
       Total stockholders' equity (deficit)                 115,258      (76,976)
                                                        ------------  -----------

                                                          $ 201,382    $ 216,964
                                                        ============  ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                   WRIGHT MEDICAL GROUP, INC.
                                                   --------------------------
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                              -------------------------------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           (UNAUDITED)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                    ------------------------------------    -----------------------------------
                                                         2001                2000                2001                2000
                                                    ----------------    ----------------    ----------------    ---------------
Net sales                                                $   39,062          $   36,555          $  126,764         $  117,714
Cost of sales                                                11,314              20,267              37,967             63,562
                                                    ----------------    ----------------    ----------------    ---------------
       Gross profit                                          27,748              16,288              88,797             54,152

Operating expenses:
    Selling, general and administrative                      23,233              19,444              69,784             61,063
    Research and development                                  2,242               2,027               6,842              6,074
    Amortization of intangible assets                         1,372               1,396               4,024              4,190
    Stock-based expense (1)                                     486               2,893               1,587              2,914
                                                    ----------------    ----------------    ----------------    ---------------
       Total operating expenses                              27,333              25,760              82,237             74,241
                                                    ----------------    ----------------    ----------------    ---------------

       Income/(loss) from operations                            415              (9,472)              6,560            (20,089)
Interest expense, net                                         1,342               3,153               7,365              9,223
Other (income) / expense, net                                  (311)                546                 178              1,191
                                                    ----------------    ----------------    ----------------    ---------------
       Loss before income taxes and
         extraordinary item                                    (616)            (13,171)               (983)           (30,503)
Provision / (benefit) for income taxes                          428                (185)              1,089              1,030
                                                    ----------------    ----------------    ----------------    ---------------
       Loss before extraordinary item                        (1,044)            (12,986)             (2,072)           (31,533)
Extraordinary loss on early retirement of debt,
   Net of taxes                                              (1,611)                  -              (1,611)                 -
                                                    ----------------    ----------------    ----------------    ---------------
       Net loss                                          $   (2,655)         $  (12,986)         $   (3,683)        $  (31,533)
                                                    ================    ================    ================    ===============

Net loss per share (Note 5):

    Net loss applicable to common stockholders           $   (2,869)         $  (14,113)         $   (6,229)        $  (34,781)
                                                    ================    ================    ================    ===============
    Net loss per common share, basic & diluted:

           Loss before extraordinary item                $    (0.05)         $  (804.59)         $    (0.57)        $(5,461.60)
           Extraordinary charge                               (0.07)                  -               (0.20)                 -
                                                    ----------------    ----------------    ----------------    ---------------
                                                         $    (0.12)         $  (804.59)         $    (0.77)        $(5,461.60)
                                                    ================    ================    ================    ===============
    Weighted-average number of common
       shares outstanding                                    23,715                  18               8,037                  6
                                                    ================    ================    ================    ===============

Pro forma net loss per share (Note 5):
    Net loss applicable to common stockholders           $   (2,655)                             $   (3,683)
                                                    ================                        ================
    Net loss per common share, basic & diluted:
           Loss before extraordinary item                $    (0.04)                             $    (0.09)
           Extraordinary charge                               (0.06)                                  (0.07)
                                                    ----------------                        ----------------

                                                         $     (0.10)                            $    (0.17)
                                                    ================                        ================
    Weighted-average number of common
       shares outstanding                                    27,116                                 21,873
                                                    ================                        ================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



--------
(1) Amounts presented include selling, general and administrative expenses of $448 and $2,891 for the three months ended September 30, 2001 and 2000, respectively, and $1,515 and $2,912 for the nine months ended September 30, 2001 and 2000, respectively. Amounts presented also include research and development expenses of $38 and $72 for the three and nine months ended September 30, 2001, respectively, and $2 for the three and nine months ended September 30, 2000.

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         2001          2000
                                                      -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                            $ (3,683)    $(31,533)
    Noncash items included in net loss:
       Depreciation                                        7,228        8,708
       Amortization of deferred financing costs              457          339
       Amortization of intangible assets                   4,024        4,190
       Provision for inventory reserves                    2,996        4,007
       Inventory step-ups expensed in cost of sales           --       25,077
       Deferred income taxes                                 500          374
       Stock-based expenses                                1,587        2,914
       Debt extinguishment                                 1,589          --
       Other                                                 (52)         (25)
     Changes in operating assets and liabilities:

       Accounts Receivable                                (2,208)      (5,276)
       Inventories                                        (5,666)      (3,882)
       Other Current Assets                                6,303        2,028
       Accounts Payable                                    1,245         (774)
       Accrued Expenses and Other Liabilities            (15,801)       3,343
                                                      -----------  ------------
Net cash (used in) provided by operating activities       (1,481)       9,490

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (13,235)     (10,235)
    Other                                                    223           --
                                                      -----------  ------------
Net cash used in investing activities:                   (13,012)     (10,235)

CASH FLOW FROM FINANCING ACTIVITIES:
    Issuance of common stock                              84,828           --
    Proceeds from bank and other financing                21,854           --
    Payments of bank and other borrowings                (72,537)      (3,470)
    Issuance (payments) of senior subordinated notes     (32,326)       3,667
    Payments of deferred financing costs                    (773)          --
    Issuance of preferred shares                             158        6,333
                                                      -----------  ------------
Net cash provided by financing activities                  1,204        6,530

Effect of exchange rates on cash and cash equivalents        (54)        (515)
                                                      -----------  ------------
Net (decrease) increase in cash and cash equivalents    $(13,343)   $   5,270

Cash and cash equivalents, beginning of period          $ 16,300    $  6,733
                                                      -----------  ------------

Cash and cash equivalents, end of period                $  2,957    $  12,003
                                                      ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                              $ 10,561    $   5,860
                                                      ===========  ============
    Cash paid for income taxes                          $    502    $     300
                                                      ===========  ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

On July 18, 2001, the Company completed its initial public offering ("IPO") of
7.5 million shares of voting common stock at $12.50 per share. Simultaneous with the closing of the offering, the Company converted all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock. Also in connection with the offering, senior subordinated notes held by Warburg totaling approximately $13.1 million, converted into 1,125,000 shares of non-voting common stock. Subsequently, Warburg sold 1,125,000 shares of voting common stock when the underwriters exercised their over-allotment option.

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

3. INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

                              SEPTEMBER 30,      DECEMBER 31,
                                  2001              2000
 Raw materials                  $    1,762       $    1,486
 Work-in-process                     5,561            6,384
 Finished goods                     33,353           30,024
                              -------------    -------------
                                $   40,676       $   37,894
                              =============    =============

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

At the dates the Company acquired Wright and Cremascoli (see Note 1), inventories were recorded at stepped-up values pursuant to APB No. 16, requiring an aggregate $31.1 million step-up. This step-up was charged to operations over a one-year period, representing an estimate of the period over which such inventories were sold. Accordingly, cost of sales was charged $8.3 million and $25.1 million for the three and nine months ended September 30, 2000, respectively.

4. LONG-TERM OBLIGATIONS

 (IN THOUSANDS)                                SEPTEMBER 30,    DECEMBER 31,
                                                   2001             2000
                                               ------------     ------------
 Notes payable                                   $   20,000       $   72,876
 Senior subordinated notes                                -           45,451
 Capitalized lease obligations                        3,530            2,352
                                               -------------    -------------
                                                     23,530          120,679
 Less: current portion                               (1,704)          (8,396)
                                               -------------    -------------
                                                 $   21,826       $  112,283
                                               =============    =============


Prior to the Company's completion of its IPO on July 18, 2001, the Company's bank financing consisted of two senior credit facilities. The first senior credit facility consisted of a $60.0 million term loan arrangement and permitted borrowings up to $5.0 million under a revolving line of credit. The term loan bore interest at the Eurodollar rate plus 3.25%. The second senior credit facility consisted of a 17.5 million Euro term loan that bore interest at the EURIBO rate plus .25%. The second facility also permitted borrowings up to 5.0 million Euro under a revolving line of credit. Immediately preceding the IPO, there was $54.0 million outstanding under the first senior credit facility and $13.5 million outstanding under the second senior credit facility.

On July 18, 2001, the Company completed its IPO, issuing 7.5 million shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds of this offering to repay $39.4 million of its senior subordinated notes including accrued interest, all of the Euro-denominated senior credit facility plus interest, totaling approximately $14.0 million, and approximately $31.4 million of the dollar-denominated senior credit facility. Simultaneous with the closing of the offering, the Company converted all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock. Also in connection with the offering, the remaining senior subordinated notes totaling approximately $13.1 million, converted into 1,125,000 shares of non-voting common stock.

On August 1, 2001, the Company entered into a new senior credit facility with a syndicate of commercial banks. The new senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the new senior credit facility, the Company used $20 million in term loan proceeds from the new facility and existing cash balances to repay all remaining amounts outstanding plus accrued interest, totaling approximately $22.9 million, under the previous dollar-denominated senior credit facility. Thus, following the initial public offering, the use of proceeds and related transactions as described above, the Company has $20 million of debt outstanding, excluding capitalized lease obligations.

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

In connection with the replacement of the Company's debt as described above, the Company incurred an extraordinary charge of approximately $1.6 million principally related to unamortized loan costs relating to that debt.

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

For the three and nine month periods ended September 30, 2001 and 2000, the Company's computation of diluted earnings per share does not differ from basic earnings per share, as the effect of the Company's common stock equivalents is anti-dilutive. For the same reason, the Company's pro forma computation of diluted earnings per share for the three and nine-month period ended September 30, 2001 does not differ from pro forma basic earnings per share. Common stock equivalents excluded from the calculation of diluted earnings per share totaled approximately 2,403,000 and 1,954,000 for the three month periods ended September 30, 2001 and 2000, respectively, and 2,176,000 and 1,582,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

Net loss applicable to common stockholders for basic and diluted earnings per share purposes is as follows (in thousands):

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------------    -----------------------------
                                                              2001              2000             2001            2000
                                                              ----              ----             ----            ----
  Net loss                                                 $  (2,655)       $ (12,986)        $ (3,683)      $ (31,533)
  Accrued preferred stock dividends                             (214)          (1,127)          (2,546)         (3,248)
                                                       --------------    -------------    -------------    ------------
  Net loss applicable to common stockholders               $  (2,869)       $ (14,113)        $ (6,229)      $ (34,781)
                                                       ==============    =============    =============    ============

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A reconciliation of shares and net income (loss) applicable to common stockholders for pro forma basic and diluted earnings per share is as follows (in thousands):

                                                                                 THREE MONTHS          NINE MONTHS
                                                                                     ENDED                ENDED
                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                                     2001                 2001
                                                                               ------------------    ----------------
Weighted-average number of common shares outstanding                                      23,715               8,037
Weighted-average effect of conversion of redeemable convertible preferred
    stock and related dividends (Note 4)                                                   3,401              13,836
                                                                               ------------------    ----------------
Pro forma weighted-average number of common shares outstanding                            27,116              21,873
                                                                               ==================    ================

Net loss applicable to common stockholders shown above                                 $  (2,869)          $  (6,229)
Reversal of accrued preferred stock dividends                                                214               2,546
                                                                               ------------------    ----------------
Pro forma net loss applicable to common stockholders                                   $  (2,655)          $  (3,683)
                                                                               ==================    ================


The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the respective period.

ITEM 2.

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada and Japan and across Europe. Our global distribution system consists of a sales force of approximately 300 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 200 exclusive independent distributors and sales associates in the U.S. and approximately 100 sales associates internationally. In addition, we sell our products to stocking distributors in certain international markets, who resell the products to third-party customers.

In December 1999, an investment group led by Warburg, Pincus, Equity Partners, L..P. ("Warburg") acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., in a transaction that recapitalized our business. Our recapitalization was accounted for using the purchase method of accounting and generated intangible assets totaling $34.6 million, of which $10.0 million was allocated to goodwill. In addition, we recorded a $24.0 million inventory step-up in accordance with APB No. 16. The step-up was subsequently charged to cost of sales over the twelve-month period during which these inventories were estimated to be sold, totaling $2.0 million during the period from December 8 to December 31, 1999 and $22.0 million during 2000. Also in connection with our recapitalization in 1999, we recorded a one-time write-off of purchased in-process research and development costs totaling $11.7 million.

In December 1999, immediately following our recapitalization, we acquired Cremascoli Ortho Holding, S.A. ("Cremascoli"), an orthopaedic device company based in Toulon, France. As a result of this acquisition, we enhanced our product development capabilities, expanded our presence in Europe and extended our product offerings.

The acquisition, which was accounted for using the purchase method of accounting, generated intangible assets totaling $24.9 million, of which $8.2 million was allocated to goodwill. In addition, we recorded an inventory step-up totaling $7.1 million. The step-up was subsequently charged to cost of sales over the nine-month period from January 1, 2000 to September 30, 2000, during which these inventories were estimated to be sold. No in-process research and development was identified related to this acquisition.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net sales in our international markets totaled $29.6 million, or approximately 27% of our total net sales in 1999, $62.5 million, or approximately 40% of our total net sales in 2000 ($46.7 million or approximately 40% of our total net sales in the first nine months of 2000) and $46.8 million, or approximately 37% of our total net sales in the first nine months of 2001. No single foreign country accounted for more than 10% of our total net sales during 1999 or 2000; however, Italy and France together represented approximately 17% of our total net sales in 2000 and 16% in the first nine months of 2001.

In August 2001, we began selling our products in Japan through our newly formed wholly-owned Japanese subsidiary. We are transitioning from a distributor-based sales network to a direct initiative and previously marketed our products in Japan through independent sales distributors. We view this direct sales initiative as a positive event in the long-term growth of our international business.

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

The following table sets forth our net sales by product line for the three and nine months ended September 30, 2001 and 2000, respectively, expressed as a dollar amount and as a percentage of total net sales:

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                         (UNAUDITED)                         (UNAUDITED)
                                              ----------------------------------  -----------------------------------

IN THOUSANDS:                                            2001             2000                2001              2000
                                                         ----             ----                ----              ----
Knee products                                      $   15,621       $   14,561          $   50,164        $   47,247
Hip products                                           10,394           10,275              35,692            35,855
Extremity products                                      4,989            4,261              15,349            12,839
Bio-orthopaedic materials                               6,135            5,458              19,280            15,065
Other                                                   1,923            2,000               6,279             6,708
                                              ----------------  ----------------  -----------------  ----------------

  Total net sales                                  $   39,062       $   36,555          $  126,764        $  117,714
                                              ================  ================  =================  ================

AS A PERCENTAGE OF TOTAL NET SALES:

Knee products                                            40.0%            39.8%               39.6%             40.1%
Hip products                                             26.6             28.1                28.2              30.5
Extremity products                                       12.8             11.7                12.1              10.9
Bio-orthopaedic materials                                15.7             14.9                15.2              12.8
Other                                                     4.9              5.5                 4.9               5.7
                                              ----------------  ----------------  -----------------  ----------------
  Total net sales                                       100.0%           100.0%              100.0%            100.0%
                                              ================  ================  =================  ================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

Our cost of sales during the three and nine month periods ended September 30, 2000 are not comparable to cost of sales in corresponding periods of 2001 because under U.S. generally accepted accounting principles, we were required to step-up our inventories in connection with our recapitalization and the acquisition of Cremascoli (both occurring in December 1999) in the amount of $31.1 million.

The following table sets forth our cost of sales expressed as a percentage of sales for the three and nine month periods ended September 30, 2001 and 2000, respectively, adjusted to exclude the cost of sales associated with our inventory step-ups.

                                    THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                               (UNAUDITED)                               (UNAUDITED)
                                 ----------------------------------------   ---------------------------------------
                                               2001                 2000                 2001                 2000
                                               ----   -             ----                 ----                 ----
Cost of sales                                 29.0%                55.4%                30.0%                54.0%
Effect of acquisition costs
  assigned to inventory                           -              (22.6)%                    -              (21.3)%
                                 -------------------  -------------------   ------------------  -------------------
  Adjusted cost of sales                      29.0%                32.8%                30.0%                32.7%
                                 ===================  ===================   ==================  ===================



SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses associated with our key surgeons, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, and as we continue to add infrastructure to support our expected business growth and public company requirements.

RESEARCH AND DEVELOPMENT. Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. We anticipate that our research and development expenditures will increase in absolute dollars in future periods as we continue to increase our investment in product development initiatives; however, we expect these expenses to be relatively consistent as a historical percentage of net sales.

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

At December 31, 2000 and September 30, 2001, we had net intangible assets totaling $54.7 million and $50.0 million, respectively. We expect to amortize approximately $5.4 million in 2001. This amortization gives effect to the settlement of $3.1 million of Cremascoli acquisition consideration remaining in escrow as of September 30, 2001. This matter was in arbitration and was settled in October 2001. Accordingly, we recorded additional goodwill of approximately $1.1 million for the portion of the escrow released to the sellers.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

We issued stock options and stock-based incentives and sold equity securities generating approximately $7.9 million of stock-based compensation for the year ended December 31, 2000 and we recognized $5.0 million of this amount during 2000 as compensation expense ($2.9 million in the first nine months of 2000). To date in 2001, we have incurred approximately $3.6 million of additional deferred compensation related to option grants, and in the first nine months of 2001 we recognized stock-based compensation expense totaling $1.6 million. Based on the stock-based compensation we have incurred to date, we expect that $2.0 million in 2001, $1.7 million in 2002, $1.7 million in 2003, $1.5 million in 2004 and $200,000 in 2005 will be recognized as non-cash stock-based expense.

INTEREST EXPENSE, NET. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities and our subordinated notes, offset partially by interest income on invested cash balances. Interest expense includes $457,000 and $339,000 for the first nine months of 2001 and 2000, respectively, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. During the three months ended September 30, 2001, we repaid amounts outstanding under our Euro-denominated senior credit facility, and renegotiated the terms of our dollar-denominated senior credit facility. Accordingly, we expect the amortization of deferred financing costs to approximate $255,000 annually over the remaining term of our new senior credit facility.

We used the net proceeds from the Company's initial public offering (the "IPO") completed on July 18, 2001, to repay our senior subordinated notes and reduce our outstanding bank borrowings. As a result, we expect that net interest expense will decrease in periods following the IPO as compared to prior periods. Based on rates in effect at September 30, 2001, we expect that our repayment of debt in connection with the IPO will reduce our net interest expense by approximately $7.8 million annually.

OTHER (INCOME) / EXPENSE, NET. Other (income)/expense consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other expense and income to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

PROVISION / (BENEFIT) FOR INCOME TAXES. Our payment of income taxes has generally been limited to earnings generated by certain of our foreign operations, principally in Europe. Domestically, we have incurred no tax liability in recent years. At December 31, 2000, we have net operating loss carryforwards of approximately $67.8 million domestically, which expire in 2010 through 2020, and $15.2 million internationally, which expire in 2003 through 2006. Generally, we are limited in the amount of net operating loss carryforwards which can be utilized in any given year. Additionally, we have domestic tax credit carryforwards of approximately $1.1 million, which expire through 2012.

In light of our historical operating performance, we have established a valuation allowance against both our domestic and international net operating loss carryforwards. We will continue to reassess the realization of our net operating loss carryforwards and adjust the related valuation allowance as necessary.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. As previously discussed, as a result of the IPO, we repaid amounts outstanding under our Euro-denominated senior credit facility, and renegotiated the terms of our dollar-denominated senior credit facility. Accordingly, the Company incurred an extraordinary non-cash charge totaling approximately $1.6 million during the three months ended September 30, 2001 principally related to unamortized loan costs relating to that debt.

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

A summary of the projects is as follows:

                                                           YEAR WHEN
                                                       MATERIAL NET CASH       ESTIMATED
                                                       IN-FLOWS EXPECTED     LIKELIHOOD OF    DISCOUNT     ACQUIRED
  PROJECT                                                  TO BEGIN             SUCCESS         RATE         IPRD
  -------                                                  --------             -------         ----         ----
                                                                                                          (IN `000S)
S.O.S.(R) Project (GUARDIAN(TM))                                    2000                85%         22%     $   954
OSTEOSET(R) Derivatives                                             2000                60          22        3,195
New Shoulder (OLYMPIA(TM))                                          2002                95          22        1,088
Fat Pad Augmentation Material                                       2003                50          22          892
Structural Resorbable Bone Graft Substitute                         2005                50          22        3,340
Other Orthopaedic Projects                                             -                 -          22        2,262
                                                                                                            -------
  Total                                                                                                     $11,731
                                                                                                            =======


     NEW SHOULDER (OLYMPIA(TM))

The objective of this project was to develop a product for replacement of arthritic shoulders and for repairing shoulder fractures.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

Development efforts were completed in May 2000 at a total cost of $63,000 and first year revenues were $346,000. The reduction in first year revenues was primarily due to the delay in commercialization of the S.O.S.(R) Adjustable product line. The delay in completion of this portion of the S.O.S.(R) development project was due to negotiation efforts with a third-party developer, which have now been completed. Commercialization of this product is expected in December 2001 with first year revenues expected to be $930,000 with no additional development costs expected to be incurred.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales (in thousands):

                                 THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                           (UNAUDITED)                                  (UNAUDITED)
                           --------------------------------------------- -------------------------------------------

                                       % OF                      % OF                 % OF                   % OF
                             2001       SALES        2000        SALES     2001       SALES       2000       SALES
                           ----------  ---------  -----------  --------- ---------  ---------  ----------  ---------
Net sales                    $39,062     100.0%     $ 36,555     100.0%  $126,764     100.0%   $ 117,714     100.0%
Cost of sales                 11,314      29.0%       20,267      55.4%    37,967      30.0%      63,562      54.0%
                           ----------  ---------  -----------  --------- ---------  ---------  ----------  ---------
  Gross profit                27,748      71.0%       16,288      44.6%    88,797      70.0%      54,152      46.0%
Operating expenses:
  Selling, general and
    administrative            23,233      59.5%       19,444      53.2%    69,784      55.0%      61,063      51.9%
  Research and
     development               2,242       5.7%        2,027       5.6%     6,842       5.4%       6,074       5.1%
  Amortization of
  intangible                   1,372       3.5%        1,396       3.8%     4,024       3.2%       4,190       3.6%
     assets
  Stock-based expense            486       1.3%        2,893       7.9%     1,587       1.3%       2,914       2.5%
                           ----------  ---------  -----------  --------- ---------  ---------  ----------  ---------
        Total operating
           expenses           27,333      70.0%       25,760      70.5%    82,237      64.9%      74,241      63.1%
                           ----------  ---------  -----------  --------- ---------  ---------  ----------  ---------
  Income (loss) from
    operations                   415       1.0%       (9,472)   (25.9)%     6,560       5.1%     (20,089)   (17.1)%
Interest expense, net          1,342       3.4%        3,153       8.6%     7,365       5.8%       9,223       7.8%
Other (income)expense, net      (311)     (.8)%          546       1.5%       178        .1%       1,191       1.0%
                           ----------  ---------  -----------  --------- ---------  ---------  ----------  ---------

    Loss before income taxes    (616)    (1.6)%      (13,171)   (36.0)%      (983)     (.8)%     (30,503)   (25.9)%
Provision / (benefit) for
  income taxes                   428       1.1%         (185)     (.5)%     1,089        .8%       1,030        .9%
                           ----------  ---------  -----------  --------- ---------  ---------  ----------  ---------
  Loss before extraordinary
    item                      $(1,044)   (2.7)%    $ (12,986)   (35.5)%   $(2,072)    (1.6)%    $(31,533)   (26.8)%

Extraordinary loss on early
   retirement of debt,
   net of taxes                (1,611)   (4.1)%            -         -     (1,611)    (1.3)%           -         -
                           ----------  ---------  -----------  --------- ---------  ---------  ----------  ---------

   Net loss                   $(2,655)   (6.8)%    $ (12,986)   (35.5)%  $ (3,683)    (2.9)%    $(31,533)   (26.8)%
                           ==========  =========  ===========  ========= =========  =========  ==========  =========
EBITDA                        $ 5,332     13.7%    $   5,822      15.9%  $ 19,221      15.2%     $19,609      16.7%
                           ==========  =========  ===========  ========= =========  =========  ==========  =========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. Net sales totaled $39.1 million in the three months ended September 30, 2001, compared to $36.6 million in the three months ended September 30, 2000, representing an increase of $2.5 million, or 7%. The increase resulted primarily from unit sales growth in our knee, hip, extremity and bio-orthopaedic product lines.

Knee sales increased $1.1 million or 7%, in the three months ended September 30, 2001 compared to the corresponding period in 2000 due to the continued growth of our ADVANCE(R) knee system which was partially offset by decreased sales of certain of our more mature knee products. Extremity sales increased $728,000, or 17%, in the three months ended September 30, 2001 compared to the corresponding period in 2000 primarily due to continued growth in sales of our new EVOLVE(TM) and NEW DEAL(TM) products, as well as our core extremity products. Bio-orthopaedic product sales increased $677,000 or 12%, and hip sales remained relatively constant for the third quarter of 2001 compared to 2000. The increase in bio-orthopaedic product sales was primarily due to the continued success of our ALLOMATRIX(TM) line of bone graft substitute products. Continued growth of our CONSERVE(R) and PROFEMUR(R) hip systems coupled with the second quarter 2001 introduction of our LINEAGE(R) hip system was offset by reduced levels of block-purchase sales, or large volume contractual agreements, for other hip products in certain international markets during the third quarter of 2001 compared to the 2000 period.

Domestic net sales totaled $25.2 million in the third quarter of 2001, representing 64% of our total net sales compared to $23.6 million in the third quarter of 2000, representing 65% of total net sales. International sales totaled $13.9 million in the third quarter of 2001, net of a negative currency impact when compared to prior period of approximately $100,000, and $12.9 million in the third quarter of 2000.

COST OF SALES. Cost of sales as a percentage of net sales decreased from 55% in the third quarter of 2000 to 29% in the third quarter of 2001. Cost of sales was negatively impacted during the 2000 period by $8.3 million of non-cash expense associated with inventory step-ups related to our recapitalization and the Cremascoli acquisition. Excluding this non-cash expense, cost of sales as a percentage of sales decreased from 33% during the third quarter of 2000 to 29% in the third quarter of 2001. This decrease is due to improved margins resulting from efficiency gains, contributions from direct-sales initiatives in Japan, and moderate shifts in sales composition to higher margin product lines such as bio-orthopaedics and extremities.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense, exclusive of stock-based expense, increased $3.8 million, or 20%, from $19.4 million in the third quarter of 2000, to $23.2 million in the third quarter of 2001. The increase was primarily attributable to increased commissions and royalties resulting from domestic sales growth, infrastructure additions to support our Japanese direct sales initiative, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities.

RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of stock-based expense, increased $215,000, or 11%, from $2.0 million in the third quarter of 2000 to $2.2 million in the third quarter of 2001. The majority of this increase was due to additional personnel costs and professional fees associated with increased product development efforts in the 2001 period.

AMORTIZATION OF INTANGIBLE ASSETS. Non-cash charges associated with the amortization of intangible assets decreased approximately $24,000, or 2%, from the third quarter of 2000 to the third quarter of 2001. Amortization for both the 2000 and 2001 periods were primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999.

STOCK-BASED EXPENSE. Stock-based expense totaled $486,000 in the third quarter of 2001, consisting of non-cash charges of $440,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $46,000 of other stock-based expenses. Stock-based expense totaled $2.9 million in the third quarter of 2000, consisting of non-cash charges of $1.9 million resulting from the sale of equity securities below fair market value, $907,000 for stock awards to non-employees, and $90,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET. Interest expense, net, totaled $1.3 and $3.2 million in the third quarter of 2001 and 2000, respectively. The significant decrease in net interest expense is the result of our use of the proceeds from our IPO to repay our senior subordinated notes, reduce our outstanding bank borrowings, and to increase our invested cash balances. Additionally, we were able to negotiate more favorable terms with regards to the interest rate charged on borrowings under our new senior credit facility.

OTHER (INCOME)/EXPENSE, NET. Other (income)/expense, net, totaled ($311,000) and $546,000 in the third quarter of 2001 and 2000, respectively. The difference reflects foreign currency rate fluctuations from 2000 to 2001.

PROVISION/(BENEFIT) FOR INCOME TAXES. We recorded a tax provision/(benefit) of $428,000 and ($185,000) in the third quarter of 2001 and 2000, respectively. The tax provision for the three months ended September 30, 2001 is primarily the result of taxes incurred related to earnings generated by our international operations. The tax benefit for the three months ended September 30, 2000 is primarily the result of the recording of a deferred tax asset from the operating loss generated within our international operations, primarily in Europe. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our net operating loss carryforwards.

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

EBITDA totaled $5.3 million in the third quarter of 2001, or 14% of net sales, compared to $5.8 million in the third quarter of 2000, or 16% of net sales. The decrease of approximately $500,000 is primarily the result of a 27% increase in selling, general and administrative expenses (net of depreciation charges) coupled with an 11% increase in research and development expenses, which more than offset the 13% increase in gross profit realized by the Company (after removing $8.3 million of inventory step-ups from cost of sales in the 2000 period) and a 157% decrease in other (income) expense, net (primarily foreign currency fluctuation), when compared to the third quarter of 2000. The increase in selling, general and administrative expenses was primarily attributable to increased commissions and royalties resulting from domestic sales growth, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. Net sales totaled $126.8 million in the nine months ended September 30, 2001, compared to $117.7 million in the nine months ended September 30, 2000, representing an increase of $9.1 million, or 8%. Excluding the negative impact of foreign exchange rate fluctuations, net sales would have increased 9% when compared with the prior year comparable period. The increase resulted primarily from unit sales growth in our knee, extremity and bio-orthopaedic product lines.

Knee sales increased $2.9 million, or 6%, in the nine months ended September 30, 2001 compared to the corresponding period in 2000 due to the continued growth of our ADVANCE(R) knee system, which was partially offset by decreased sales of certain of our more mature knee products. Extremity sales increased $2.5 million, or 20%, in the nine months ended September 30, 2001 compared to the corresponding period in 2000 due to the introduction of our new LOCON T(TM), EVOLVE(TM) and NEW DEAL(TM) products and continued sales growth for our core extremity products. Bio-orthopaedic product sales increased $4.2 million, or 28%, and hip sales remained relatively constant for the nine months ended September 30, 2001 when compared to the corresponding 2000 period. The increase in bio-orthopaedic product sales was primarily due to the continued success of our ALLOMATRIX(TM) line of bone graft substitute products. Continued growth of our CONSERVE(R) and PROFEMUR(R) hip systems coupled with the second quarter 2001 introduction of our LINEAGE(R) hip system was offset by reduced levels of block-purchase sales, or large volume contractual agreements, for other hip products in certain international markets during the nine months ended September 30, 2001 compared to the corresponding 2000 period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Domestic net sales totaled $80.0 million in the nine months ended September 30, 2001, representing 63% of our total net sales compared to $71.0 million in the corresponding period of 2000, representing 60% of total net sales. International sales totaled $46.8 million in the nine months ended September 30, 2001, net of a negative currency impact of approximately $1.8 million, and $46.7 million in the nine months ended September 30, 2000.

COST OF SALES. Cost of sales as a percentage of net sales decreased from 54% for the nine months ended September 30, 2000 to 30% in the corresponding period of 2001. Cost of sales was negatively impacted during the 2000 period by $25.1 million of non-cash expense associated with inventory step-ups related to our recapitalization and the Cremascoli acquisition. Excluding this non-cash expense, cost of sales as a percentage of sales decreased from 33% during the first nine months of 2000 to 30% in the first nine months of 2001. This decrease was primarily due to improved margins resulting from efficiency gains and from moderate shifts in sales composition to the United States market and to higher margin product lines, such as bio-orthopaedics.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense, exclusive of stock-based expense, increased $8.7 million, or 14%, from $61.1 million in the nine months ended September 30, 2000, to $69.8 million in the nine months ended September 30, 2001. The increase was primarily attributable to increased commissions and royalties resulting from domestic sales growth, infrastructure additions to support our Japanese direct sales initiative, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities.

RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of stock-based expense, increased $768,000, or 13%, from $6.1 million in the nine months ended September 30, 2000 to $6.8 million in the corresponding period of 2001. The majority of this increase was due to additional personnel costs and professional fees associated with increased product development efforts in the 2001 period.

AMORTIZATION OF INTANGIBLE ASSETS. Non-cash charges associated with the amortization of intangible assets decreased $166,000, or 4%, from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Amortization for both the 2000 and 2001 periods was primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999.

STOCK-BASED EXPENSE. Stock-based expense totaled approximately $1.6 million in the first nine months of 2001, consisting of non-cash charges of $1.2 million in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, $315,000 resulting from the sale of equity securities below fair market value and $101,000 of other stock-based expenses. Stock-based expense totaled $2.9 million in the nine months ended September 30, 2000, consisting of non-cash charges of $1.9 million resulting from the sale of equity securities below fair market value, $907,000 for stock awards to non-employees, and $107,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value.

INTEREST EXPENSE, NET. Interest expense, net totaled $7.4 and $9.2 million in the first nine months of 2001 and 2000, respectively. The significant decrease in net interest expense is the result of our use of the proceeds from our IPO in July 2001 to repay our senior subordinated notes, to significantly reduce our outstanding bank borrowings and to increase our invested cash balances. Additionally, we were able to negotiate more favorable terms with regards to the interest rate charged on borrowings under our new senior credit facility.

OTHER (INCOME) / EXPENSE, NET. Other expense, net totaled $178,000 and $1.2 million in the first nine months of 2001 and 2000, respectively, and consisted primarily of net losses resulting from foreign currency fluctuations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

PROVISION / (BENEFIT) FOR INCOME TAXES. We recorded a tax provision of $1.1 million and $1.0 in the first nine months of 2001 and 2000, respectively. The tax provision in both periods primarily resulted from taxes incurred related to earnings generated by our international operations. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our net operating loss carryforwards.

EBITDA. EBITDA totaled $19.2 million in the nine months ended September 30, 2001, or 15% of net sales, compared to $19.6 million in the nine months ended September 30, 2000, or 17% of net sales. The decrease of approximately $400,000 is primarily the result of a 19% increase in selling, general and administrative expenses (net of depreciation charges) coupled with a 13% increase in research and development expenses, which more than offset the 12% increase in gross profit realized by the Company (after removing $25.1 million of inventory step-ups from cost of sales in the 2000 period) and an 85% decrease in other (income) expense, net (primarily foreign currency fluctuation), when compared to the nine months ended September 30, 2000. The increase in selling, general and administrative expenses was primarily attributable to increased commissions and royalties resulting from domestic sales growth, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities.

QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2000 and the first three quarters of 2001. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in the Company's final prospectus as filed with the SEC on July 13, 2001, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                           2000                                     2001
                                                        (UNAUDITED)                              (UNAUDITED)
                                        --------------------------------------------    ------------------------------
                                         FIRST      SECOND       THIRD      FOURTH       FIRST     SECOND      THIRD
IN THOUSANDS                            QUARTER     QUARTER     QUARTER     QUARTER     QUARTER    QUARTER    QUARTER
                                        --------    --------    --------    --------    --------   --------   --------
Net sales                               $ 41,899    $ 39,260    $ 36,555    $ 39,838    $ 45,333   $ 42,369   $ 39,062
Cost of sales                             22,231      21,064      20,267      16,808      13,672     12,981     11,314
                                        --------    --------    --------    --------    --------   --------   --------
  Gross profit                            19,668      18,196      16,288      23,030      31,661     29,388     27,748

Operating expenses:
  Selling, general and administrative     21,150      20,469      19,444      21,750      23,305     23,246     23,233
  Research and development                 1,789       2,258       2,027       2,316       2,114      2,486      2,242
  Amortization of intangible assets        1,397       1,397       1,396       1,396       1,297      1,355      1,372
  Stock-based expense                          2          19       2,893       2,115         658        443        486
                                        --------    --------    --------    --------    --------   --------   --------
Total operating expenses                  24,338      24,143      25,760      27,577      27,374     27,530     27,333
                                        --------    --------    --------    --------    --------   --------   --------
  Income (loss) from operations         $ (4,670)   $ (5,947)   $ (9,472)   $ (4,547)   $  4,287   $  1,858   $    415
                                        ========    ========    ========    ========    ========   ========   ========


SEASONALITY

Our net sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, the Company traditionally experiences lower sales volumes in these months than throughout the rest of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

We financed our acquisition of Cremascoli by issuing equity and subordinated debt in exchange for cash proceeds totaling $32.0 million and by adding a second senior credit facility to provide additional advances totaling 17.5 million Euro. Subsequently, we issued additional equity and subordinated debt in exchange for cash proceeds totaling $11.5 million during 2000 and $250,000 during the first nine months of 2001.

On July 18, 2001, we completed our IPO, issuing 7.5 million shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. We have used the net proceeds of this offering to repay $39.4 million of our subordinated notes and accrued interest, all of our Euro-denominated senior credit facility plus interest, totaling approximately $14.0 million, and approximately $31.4 million of our dollar-denominated senior credit facility. Simultaneous with the closing of the offering, we converted all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock. Also in connection with the offering, the remaining senior subordinated notes totaling approximately $13.1 million, converted into 1,125,000 shares of non-voting common stock.

On August 1, 2001, a syndicate of commercial banks entered into a new senior credit facility with us on more favorable terms. The new senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the new senior credit facility, we used $20 million in term loan proceeds from the new facility and existing cash balances to repay all remaining amounts outstanding plus accrued interest, totaling approximately $22.5 million, under our previous dollar-denominated senior credit facility. Thus, following the IPO, the use of proceeds and related transactions as described above, we have approximately $20 million of debt outstanding, excluding capitalized lease obligations.

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

At September 30, 2001 we had cash and equivalents totaling approximately $3.0 million, working capital totaling $48.8 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.4 million. We used $1.5 million of cash in operating activities during the first nine months of 2001 compared to $9.5 million of cash generated by operating activities during the same period in 2000. However, operating cash flows for the first nine months of 2001 were negatively affected by the payment of approximately $7.0 million in accrued interest on the senior subordinated notes paid off as a result of the IPO, and $4.0 million of unrestricted cash used in an intellectual property license settlement.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Capital expenditures totaled approximately $13.2 million for the nine months ended September 30, 2001 and $14.1 million for the full year 2000. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment and surgical instruments. We expect to incur capital expenditures of approximately $19.0 million in total for 2001, approximately $3.3 million of which we anticipate will be used for the implementation of a new enterprise computer system and $15.7 million of which we anticipate will be used for routine recurring capital expenditures, including instruments.

Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balances, our existing credit lines and other available sources of liquidity, and expected cash flows from our operating activities, will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures and make required payments of principal and interest on our debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The two statements modify the method of accounting for business combinations initiated after June 30, 2001 and address the accounting for intangible assets. SFAS 141 is effective immediately and SFAS 142 will be effective for the Company on January 2002. Upon adoption of SFAS 142, we will no longer amortize goodwill, but will evaluate it for impairment at least annually. Accordingly, we expect our amortization of intangible assets to be approximately $900,000 less in 2002 than it would have been had SFAS 142 not been issued. We are currently evaluating the impact of SFAS 142 as it relates to goodwill impairment.

In July and August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is required to adopt SFAS 143 and 144 on January 1, 2002. Management believes the adoption of SFAS 143 and 144 will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. On September 30, 2001, we had borrowings of $20.0 million under our credit facility, which are subject to a variable rate, with a rate of 5.66%. Based on this, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $200,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

FOREIGN CURRENCY RATE FLUCTUATIONS

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% and 27% of our total net sales were denominated in foreign currencies during 2000 and the nine months ended September 30, 2001, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

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

      Not applicable.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)      Not applicable.

     (b)      Not applicable.

     (c)      Not applicable.

     (d)      Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     (a)      Not applicable.

     (b)      Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.       OTHER INFORMATION

     Not applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

      EXHIBIT
       NUMBER                              DESCRIPTION
     ---------    --------------------------------------------------------------
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

         10.8     Form of Warrant.*

         10.9     Amendment No. 1 to the Incentive Stock Option Agreement.*

         10.10 Form of Sales Representative Award Agreement under the 1999 Equity Incentive Plan.*

         10.11 Form of Non-Employee Director Stock Option Agreement under the 1999 Equity Incentive Plan.*

         10.12 Form of Amended and Restated 1999 Equity Incentive Plan.* Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent and U.S. Bank National Association, as Co-Syndication Agent.+

         10.13    List of Subsidiaries.*

----------------

         * Incorporated by reference to Wright Medical Group, Inc.'s Registration Statement on Form 21.1 S-1, filed April 27, 2001, as amended (Registration Number 333-59732).

         + Incorporated by reference to Wright Medical Group, Inc.'s Current Report on Form 8-K, filed August 3, 2001.

     (b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the quarter ended September 30, 2001:

         Date of Report                Items Reported
         ----------------------------- -----------------------------------------
         August 3, 2001                Announcing the terms of the Amended and
                                       Restated Credit Agreement, dated as of
                                       August 1, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Arlington, State of Tennessee, on November 7, 2001.

                     WRIGHT MEDICAL GROUP, INC.

                     By:   /s/ F. Barry Bays
                          -----------------------------------------------------
                          F. Barry Bays
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                     By:   /s/ John. K. Bakewell
                          -----------------------------------------------------
                          John K. Bakewell
                          EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                          OFFICER (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER)