Form 10-Q/A
period 2001-09-30
WRIGHT MEDICAL GROUP INC
filed 2002-02-13
CIK 1137861

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                              EXPLANATORY NOTE

         The registrant hereby files this report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to revise Part I, Item 1, "Financial Statements-Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000" and "Notes to Consolidated Financial Statements" to include a deemed preferred stock dividend of $13.1 million recorded in the third quarter of 2000 that was excluded from the corresponding calculation of earnings applicable to common shareholders for the three months and nine months ended September 30, 2000 (unaudited), respectively.

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

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                           WRIGHT MEDICAL GROUP, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        SEPTEMBER 30, DECEMBER 31,
                                                            2001          2000
                                                        ------------  -----------
                                                         (unaudited)
ASSETS:
Current Assets:
    Cash and cash equivalents                             $   2,957    $  16,300
    Restricted cash                                           6,689       15,483
    Accounts receivable, net                                 29,767       27,381
    Inventories                                              40,676       37,894
    Prepaid expenses                                          3,809        2,052
    Deferred income taxes                                    12,299       13,259
    Other current assets                                      3,749        2,823
                                                        ------------  -----------
         Total current assets                                99,946      115,192
                                                        ------------  -----------

Property, plant and equipment, net                           50,233       45,083
Intangible assets, net                                       49,953       54,681
Other assets                                                  1,250        2,008
                                                        ------------  -----------
                                                          $ 201,382    $ 216,964
                                                        ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                      $   8,975    $   7,936
    Accrued expenses and other current liabilities           40,465       44,840
    Current portion of long-term obligations                  1,704        8,396
                                                        ------------  -----------
       Total current liabilities                             51,144       61,172
                                                        ------------  -----------
Long-term obligations                                        21,826      112,283
Preferred stock dividends                                        --        4,631
Deferred income taxes                                        12,036       12,939
Other liabilities                                             1,118       11,661
                                                        ------------  -----------
       Total liabilities                                     86,124      202,686
                                                        ------------  -----------

Mandatorily redeemable convertible preferred
    stock, $.01 par value, shares authorized - 100,000,
    shares issued and outstanding - 27,311 in 2000;
    aggregate preferential distribution of $82,798 at
    December 31, 2000                                            --       91,254

Stockholders' equity (deficit):
   Common stock, voting, $.01 par value, shares
      authorized - 100,000, shares issued and
      outstanding - 47 in 2000, 23,010 in 2001                  230            1
   Common stock, non-voting, $.01 par value,
      shares authorized - 100,000; shares issued
      and outstanding - 5,289 in 2001                            53           --
   Additional paid-in capital                               206,210        4,769
   Deferred compensation                                     (5,171)      (2,834)
   Accumulated other comprehensive income (loss)             (1,741)      (1,802)
   Accumulated deficit                                      (84,323)     (77,110)
                                                        ------------  -----------
       Total stockholders' equity (deficit)                 115,258      (76,976)
                                                        ------------  -----------

                                                          $ 201,382    $ 216,964
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
                                                           (UNAUDITED)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                    ------------------------------------    -----------------------------------
                                                         2001                2000                2001                2000
                                                    ----------------    ----------------    ----------------    ---------------
Net sales                                                $   39,062          $   36,555          $  126,764         $  117,714
Cost of sales                                                11,314              20,267              37,967             63,562
                                                    ----------------    ----------------    ----------------    ---------------
       Gross profit                                          27,748              16,288              88,797             54,152

Operating expenses:
    Selling, general and administrative                      23,233              19,444              69,784             61,063
    Research and development                                  2,242               2,027               6,842              6,074
    Amortization of intangible assets                         1,372               1,396               4,024              4,190
    Stock-based expense (1)                                     486               2,893               1,587              2,914
                                                    ----------------    ----------------    ----------------    ---------------
       Total operating expenses                              27,333              25,760              82,237             74,241
                                                    ----------------    ----------------    ----------------    ---------------

       Income/(loss) from operations                            415              (9,472)              6,560            (20,089)
Interest expense, net                                         1,342               3,153               7,365              9,223
Other (income) / expense, net                                  (311)                546                 178              1,191
                                                    ----------------    ----------------    ----------------    ---------------
       Loss before income taxes and
         extraordinary item                                    (616)            (13,171)               (983)           (30,503)
Provision / (benefit) for income taxes                          428                (185)              1,089              1,030
                                                    ----------------    ----------------    ----------------    ---------------
       Loss before extraordinary item                        (1,044)            (12,986)             (2,072)           (31,533)
Extraordinary loss on early retirement of debt,
   Net of taxes                                              (1,611)                  -              (1,611)                 -
                                                    ----------------    ----------------    ----------------    ---------------
       Net loss                                          $   (2,655)         $  (12,986)         $   (3,683)        $  (31,533)
                                                    ================    ================    ================    ===============

Net loss per share (Note 5):

    Net loss applicable to common stockholders           $   (2,869)         $  (27,200)         $   (6,229)        $  (47,868)
                                                    ================    ================    ================    ===============
    Net loss per common share, basic & diluted:

           Loss before extraordinary item                $    (0.05)         $ (1,550.69)        $    (0.57)        $(7,516.63)
           Extraordinary charge                               (0.07)                  -               (0.20)                 -
                                                    ----------------    ----------------    ----------------    ---------------
                                                         $    (0.12)         $ (1,550.69)         $    (0.77)        $(7,516.63)
                                                    ================    ================    ================    ===============
    Weighted-average number of common
       shares outstanding                                    23,715                  18               8,037                  6
                                                    ================    ================    ================    ===============

Pro forma net loss per share (Note 5):
    Net loss applicable to common stockholders           $   (2,655)                             $   (3,683)
                                                    ================                        ================
    Net loss per common share, basic & diluted:
           Loss before extraordinary item                $    (0.04)                             $    (0.09)
           Extraordinary charge                               (0.06)                                  (0.07)
                                                    ----------------                        ----------------

                                                         $     (0.10)                            $    (0.17)
                                                    ================                        ================
    Weighted-average number of common
       shares outstanding                                    27,116                                 21,873
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

Net loss applicable to common stockholders for basic and diluted earnings per share purposes is as follows (in thousands):

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------------    -----------------------------
                                                              2001              2000             2001            2000
                                                              ----              ----             ----            ----
  Net loss                                                 $  (2,655)       $ (12,986)        $ (3,683)      $ (31,533)
  Accrued preferred stock dividends                             (214)          (1,127)          (2,546)         (3,248)
  Deemed preferred stock dividend on
    beneficial conversion feature                                  -          (13,087)               -         (13,087)
                                                       --------------    -------------    -------------    ------------
  Net loss applicable to common stockholders               $  (2,869)       $ (27,200)        $ (6,229)      $ (47,868)
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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Arlington, State of Tennessee, on February 13, 2002.

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