Form 10-K
period 2001-12-31
WRIGHT MEDICAL GROUP INC
filed 2002-02-28
CIK 1137861

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-32883

                           WRIGHT MEDICAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-4088127
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
              or organization)

   5677 AIRLINE ROAD, ARLINGTON, TENNESSEE                         38002
  (Address of principal executive offices)                      (zip code)

              Registrant's telephone number, including area code:
                                 (901) 867-9971

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to section 12(g) of the Act:

VOTING COMMON STOCK, PAR VALUE $.01 PER SHARE             NASDAQ NATIONAL MARKET
              (Title of class)                    (Name of exchange on which registered)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 22, 2002, based upon the last sale price of such voting common stock on that date as reported by the Nasdaq National Market was $144,316,337.

    As of February 22, 2002, there were 23,332,854 shares of voting common stock outstanding.

    Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year to which this Form 10-K relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WRIGHT MEDICAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
Part I
Item 1.      Business....................................................       2
Item 2.      Properties..................................................      18
Item 3.      Legal Proceedings...........................................      18
Item 4.      Submission of Matters to a Vote of Security Holders.........      19

Part II
Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................      20
Item 6.      Selected Financial Data.....................................      21
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................      24
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................      43
Item 8.      Financial Statements and Supplementary Data.................      44
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................      79

Part III
Item 10.     Directors and Executive Officers of the Registrant..........      79
Item 11.     Executive Compensation......................................      79
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................      79
Item 13.     Certain Relationships and Related Transactions..............      79

Part IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................      80
             Signatures..................................................      82

    "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K regarding Wright Medical Group, Inc.'s business, which are not historical facts, are forward-looking statements that involve risks and uncertainties and our actual results of operations may differ materially from those indicated in these forward-looking statements. These statements may include, without limitation, the words, "believes", "estimates", "projects", "anticipates", "expects", "future", "intends", "plans" and words of similar import. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see Wright Medical Group, Inc.'s reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and Wright Medical Group, Inc. assumes no obligation to update the forward-looking statements after the date hereof.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    Wright Medical Group, Inc. (the "Company") is a global orthopaedic device company specializing in the design, manufacture and marketing of reconstructive joint devices and bio-orthopaedic materials. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Bio-orthopaedic materials are used to replace damaged or diseased bone and to stimulate natural bone growth. Within these markets, the Company focuses on the higher-growth sectors of advanced knee implants, bone-conserving hip implants, revision replacement implants and extremity implants, as well as on the integration of our bio-orthopaedic products into reconstructive joint procedures and other orthopaedic applications. In 2001, the Company had net sales of $172.9 million and a net loss of $1.5 million.

HISTORY

    The Company was incorporated on November 23, 1999 as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus Equity Partners, L.P. ("Warburg") acquired majority ownership of the Company's predecessor, Wright Medical Technology, Inc. ("Wright" or the "Predecessor Company") in December 1999. This transaction, which represented a recapitalization of Wright and the inception of the Company in its present form, reduced the Company's debt and provided investment capital, thus allowing the Company to build on the Predecessor Company's respected brand name and strong relationships with orthopaedic surgeons developed during their fifty year history.

    Shortly thereafter, a new management team was put in place and on December 22, 1999, the Company acquired Cremascoli Ortho Group ("Cremascoli"), based in Toulon, France. This acquisition extended the Company's product offerings, enhanced the Company's product development capabilities, and expanded the Company's European presence. As a result of combining Cremascoli's strength in hip reconstruction with Wright's historical expertise in knee reconstruction and bio-orthopaedic materials, the Company now offers orthopaedic surgeons a broad range of reconstructive joint devices and bio-orthopaedic materials in over 40 countries.

    Since January 2000, the Company's new management team has implemented several initiatives, which have increased the Company's focus and spending on research and development, significantly raised the efficiency of its manufacturing process, and improved sales force productivity, leading to an increase in average sales revenue per sales representative in the U.S. of over 33%.

    In July 2001, the Company completed its initial public offering ("IPO") of 7,500,000 shares of common stock at a public offering price of $12.50 per share. The net proceeds generated of $84.8 million, after deducting underwriting discounts and offering expenses, were used to repay debt.

ORTHOPAEDIC INDUSTRY

    The worldwide orthopaedic industry was estimated to be approximately
$11.0 billion in 2000, and the Company believes it will grow at 6-8% annually over the next three to four years. Six multinational companies currently dominate the orthopaedic industry, each with approximately $1.0 billion or more in annual sales. The size of these companies leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as the Company, to focus on smaller higher-growth sectors of the orthopaedic market, while still offering a comprehensive product line to address the needs of its customers.

    Orthopaedic devices are commonly divided into several primary sectors corresponding to the major subspecialties within the orthopaedic field: reconstruction, trauma, arthroscopy, spine and bio-orthopaedic materials. The Company specializes in reconstructive joint devices and bio-orthopaedic materials.

RECONSTRUCTIVE JOINT DEVICE MARKET

    Most reconstructive devices are used to replace or repair joints that have deteriorated as a result of disease or injury. Despite the availability of non-surgical treatment alternatives such as oral medications, injections and joint fluid supplementation of the knee, severe cases of disease or injury often require reconstructive joint surgery. Reconstructive joint surgery involves the modification of the bone area surrounding the affected joint and the insertion of one or more manufactured components, and may also involve the use of bone cement.

    The reconstructive joint market is generally divided into the areas of knees, hips and extremities. The reconstructive joint market is estimated at $4.8 billion worldwide, with hip reconstruction and knee reconstruction representing two of the largest sectors.

    KNEE RECONSTRUCTION. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. Knee reconstruction was the largest sector of the reconstructive joint market in 2000, accounting for sales of approximately $2.2 billion worldwide.

    Major trends in knee reconstruction include the use of alternative, better performing surface materials to extend the implant's life and increase conservation of the patient's bone to minimize surgical trauma and accelerate recovery. Another significant trend in the knee industry is the use of more technologically advanced knees, called advanced kinematic knees, which more closely resemble natural joint movement. Additionally, we believe the minimally invasive unicompartmental knee procedure, which replaces only one femoral condyle, is becoming more widely accepted.

    HIP RECONSTRUCTION. The hip joint is a ball-and-socket joint which enables the wide range of motion that the hip joint performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket), which causes pain, stiffness and a reduction in hip mobility. Hip reconstruction was an approximately $2.1 billion market worldwide in 2000.

    Similar to the knee market, major trends in hip replacement procedures and implants are to extend implant life and to minimize surgical trauma and recovery time for patients. New products have been developed that incorporate bearing surfaces other than the traditional polyethylene surface, which may create debris due to wear that can lead to potential loosening of the implant. These alternative bearing surfaces include metal-on-metal and ceramic-on-ceramic combinations, which may exhibit better wear characteristics and lead to longer implant life. In addition, in order to minimize surgical trauma and recovery time for patients, implants that preserve more natural bone have been developed. These implants, known as bone-conserving implants, leave more of the hip bone intact, which is beneficial given the likelihood of future revision replacement procedures as the average patient's lifetime increases. In addition, bone-conserving procedures often allow patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required.

    EXTREMITY RECONSTRUCTION. Extremity reconstruction involves the implant of a device to replace or reconstruct injured or diseased joints. Reconstruction of the extremities consists of implants for joints such as the finger, toe, wrist, foot, ankle and shoulder. The extremity reconstruction market was approximately $250 million worldwide in 2000.

    Major trends in extremity reconstruction include separately designed implant stems for press-fit and cemented applications and a variety of geometries to more closely accommodate each patient's unique anatomy. In addition, patients and physicians are increasingly recognizing extremity reconstruction as a viable treatment alternative to traditional treatment options.

BIO-ORTHOPAEDIC MARKET

    The bio-orthopaedic materials market is one of the fastest growing sectors of the orthopaedic market. These materials use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone. The bio-orthopaedic materials sector includes products such as tissue-based bone grafts and bone graft substitute materials. These products stimulate the body's natural regenerative capabilities to minimize or delay the need for invasive implant surgery. These materials are used in spinal fusions, trauma fractures, joint replacements, and cranio-maxillofacial procedures. Currently, there are three main types of bio-orthopaedic products: osteoconductive, osteoinductive and combined osteoconductive/osteoinductive. These types refer to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but does not trigger new bone growth, whereas osteoinductive materials induce bone growth.

    The Company believes there is an increasing acceptance of bone graft substitute materials for use in spinal fusions, trauma fractures, joint replacements, cranio-maxillofacial procedures and other orthopaedic applications.

GOVERNMENT REGULATION

UNITED STATES

    Numerous governmental authorities, principally the Federal Food and Drug Administration, or FDA, and corresponding state and foreign regulatory agencies, strictly regulate the Company's products and research and development activities. The Federal Food, Drug, and Cosmetic Act, or FDC Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of medical devices.

    Generally, before the Company can market a new medical device, marketing clearance must be obtained through a 510(k) premarket notification or approval of a premarket approval application, or PMA. The FDA will typically grant a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It generally takes a number of months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a 510(k) is not appropriate or that substantial equivalence has not been shown and, as a result, will require a PMA.

    A PMA application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA process can be expensive, uncertain and lengthy, require detailed and comprehensive data and generally take significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable quality system regulation requirements, which include quality control testing, control documentation and other quality assurance procedures.

    If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, and the device presents a significant risk, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption, or an IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards, or IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The study must also comply with the FDA's IDE regulations and informed consent must be obtained from each subject. If the FDA believes the Company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and seek civil and criminal penalties against the Company and its officers and employees. If the Company fails to comply with these regulatory requirements, the Company's business, financial condition and results of operations could be harmed.

    Most of the Company's products are approved through the 510(k) premarket notification process. The Company has conducted clinical trials to support many of its regulatory approvals. Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that these changes might have on its business, financial condition and results of operations. In particular, the FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA has been working to establish a more comprehensive regulatory framework for allograft-based products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including a requirement that ensures that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional regulations that would govern the processing and distribution of all allograft products. Consent to use the donor's tissue must also be obtained. If a tissue-based product is considered tissue, it does not require FDA clearance or approval before being marketed. If it is considered a device, or a biologic drug, then FDA clearance approval may be required.

    On April 11, 2001, the FDA sent the Company a "warning letter" stating that the FDA believes ALLOMATRIX-TM- Injectable Putty is a medical device that is subject to the premarket notification requirement. The Company believes that ALLOMATRIX-TM- Injectable Putty and certain of its other allograft-based products are human tissue and therefore are not subject to FDA clearance or approval as a medical device. The Company asked the FDA to designate ALLOMATRIX-TM- Injectable Putty as a product regulated solely as a tissue. The FDA has orally advised the Company that after reviewing the Company's designation request it has decided to regulate ALLOMATRIX-TM- Injectable Putty as a medical device. Upon official notification of this decision, the Company will submit a 510(k) premarket notification for the product. The Company has continued to market ALLOMATRIX-TM- Injectable Putty after receiving the warning letter, and intends to continue to market and sell ALLOMATRIX-TM- Injectable Putty. The FDA has not raised any objection to the Company's continued marketing and sale of ALLOMATRIX-TM- Injectable Putty pending submission of the premarket notification. There can be no assurance that the 510(k) premarket notification that the Company intends to submit will be cleared by the FDA in a timely manner or at all. Also, the FDA may take enforcement action against the Company, including requiring the Company to modify or cease distributing ALLOMATRIX-TM-

Injectable Putty, detaining or seizing the Company's inventory of ALLOMATRIX-TM-Injectable Putty, requiring the recall of ALLOMATRIX-TM- Injectable Putty, enjoining future violations, and seeking criminal and civil penalties against the Company and its officers and employees, any of which could adversely affect the Company's financial condition and results of operations.

    In addition to granting approvals for the Company's products, the FDA and international regulatory authorities periodically inspect the Company for compliance with the host of regulatory requirements that apply to medical devices marketed in the United States and internationally. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses, and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA periodically inspects device and drug manufacturing facilities in the United States in order to assure compliance with applicable quality system regulations. The FDA last inspected the Company's Arlington, Tennessee manufacturing facility in January 2002. The Company was found to be in compliance with the Quality System Regulations with only one minor observation, which has already been corrected and confirmed by the FDA.

    The Company believes its U.S. manufacturing facility complies in all material respects with FDA requirements. The Company has also implemented comprehensive procedures to ensure compliance with the FDA quality system regulations with a focus on comprehensive product design controls.

INTERNATIONAL

    The Company must obtain required regulatory approvals and comply with extensive regulations governing product safety, quality and manufacturing processes in order to market its products in European and other foreign countries. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market its products may be longer or shorter than that required in the United States, and requirements for such approval may differ from FDA requirements.

    In order to market its products in the member countries of the European Union, the Company is required to comply with the medical devices directive and obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Under the medical devices directives, all medical devices including active implants must qualify for CE marking.

    All of the Company's products sold internationally are subject to appropriate foreign regulatory approvals, such as CE marking for the European Union. The Company's products are manufactured in ISO 9001 compliant facilities. The Company's manufacturing facility in France was ISO 9001 and EN 46001 certified in October 1996 by SGS, an English certified body. This facility is also registered as a medical device manufacturing facility with the FDA. The FDA may audit the Company's facility at any time.

PRODUCTS

    The Company operates as one reportable segment, offering products in four primary market sectors: knee reconstruction, hip reconstruction, extremity reconstruction, and bio-orthopaedic materials. The following table shows the net sales and percentages of net sales contributed by each of the Company's product groups for each of the three most recent fiscal years ended December 31, 2001.

                                           PREDECESSOR
                                             COMPANY          CONSOLIDATED WRIGHT MEDICAL GROUP, INC.
                                          --------------   ---------------------------------------------
                                           PERIOD FROM       PERIOD FROM
                                            JANUARY 1        DECEMBER 8       YEAR ENDED     YEAR ENDED
                                          TO DECEMBER 7,   TO DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1999             1999             2000           2001
                                          --------------   ---------------   ------------   ------------
IN THOUSANDS:
Knee products...........................     $ 52,753           $3,448         $ 63,143       $ 68,238
Hip products............................       23,596            1,912           47,978         48,589
Extremity products......................       13,774              836           17,285         20,989
Bio-orthopaedic materials...............        7,367              896           20,992         26,810
Other...................................        3,704              884            8,154          8,295
                                             --------           ------         --------       --------
Total net sales.........................     $101,194           $7,976         $157,552       $172,921
                                             ========           ======         ========       ========
AS A PERCENTAGE OF TOTAL NET SALES:
Knee products...........................        52.1%            43.2%            40.1%          39.5%
Hip products............................        23.3%            24.0%            30.4%          28.1%
Extremity products......................        13.6%            10.5%            11.0%          12.1%
Bio-orthopaedic materials...............         7.3%            11.2%            13.3%          15.5%
Other...................................         3.7%            11.1%             5.2%           4.8%
                                             --------           ------         --------       --------
Total net sales.........................       100.0%           100.0%           100.0%         100.0%
                                             ========           ======         ========       ========

KNEE RECONSTRUCTION

    The Company's knee reconstruction product portfolio strategically positions the Company in the areas of total knee reconstruction, revision replacement implants, and limb preservation procedures. These products provide the surgeon with a continuum of treatment options for improving patient care. The Company differentiates its products through innovative design features that reproduce movement and stability more closely resembling a healthy knee, and by a broad array of surgical instrumentation to accommodate surgeon preference.

    The ADVANCE-Registered Trademark- Knee System is the Company's most recent knee product line offering. One of the most innovative products in the ADVANCE-Registered Trademark- Knee System product line is the ADVANCE-Registered Trademark- Medial Pivot Knee. The understanding of knee motions and functions has advanced significantly over the past several years, and the Company believes the ADVANCE-Registered Trademark- Medial Pivot Knee is the first knee to be mass marketed that takes full advantage of the strides made in understanding the knee joint. The ADVANCE-Registered Trademark- Medial Pivot Knee is designed to approximate the motion of a healthy knee by using an unique spherical medial feature. Overall, the Company believes the ADVANCE-Registered Trademark- Medial Pivot Knee more closely approximates natural knee motion, improves clinical wear and provides a better range of motion. The ADVANCE-Registered Trademark- Knee System is CE marked for sale in Europe. The Company recently introduced the ADVANCE-Registered Trademark-product line into some of its international markets and it has received some initial success. The Company believes that international markets present a significant opportunity for sales of the ADVANCE-Registered Trademark- Knee System.

    The ADVANTIM-Registered Trademark- Knee System, one of the Company's early flagship products, was developed to meet the needs of patients with special stability requirements and has over 19 years of successful clinical history. The ADVANTIM-Registered Trademark- Knee System continues to be popular with surgeons because of its specialized instrumentation and successful clinical history.

HIP RECONSTRUCTION

    The Company offers a comprehensive line of products for hip joint reconstruction. This product portfolio, which was strengthened by the Cremascoli acquisition, provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants, and limb preservation. Additionally, the Company's hip products offer a combination of innovative modular designs, a complete portfolio of surface bearing materials, including polyethylene, ceramic and metal components, and innovative technology in single surface replacement implants. The Company is therefore able to offer surgeons and their patients a continuum of treatment options.

    The CONSERVE-Registered Trademark- Hip System provides a conservative restoration, or bone conserving, alternative to conventional total hip reconstruction, and the Company believes it is becoming the treatment of choice for avascular necrosis, or AVN, of the femoral head. AVN is a disease which causes bone to die and deteriorate. It is estimated that approximately 10% of total hip replacement procedures performed annually are initially diagnosed as related to AVN. People who suffer from AVN are usually younger than the typical hip replacement patient and need a solution that is less invasive than conventional total hip replacement. With the CONSERVE-Registered Trademark-Resurfacing System, only the surface of the femoral head is replaced and the rest of the hip remains untouched. This early intervention alternative allows the patient to live with less pain and avoid extensive bone loss at a young age. The CONSERVE-Registered Trademark- Hip System's conservative restoration provides a better solution for the patient by leaving maximum bone for future surgical procedures, if needed.

    The LINEAGE-TM- Acetabular System, the Company's newest hip product which was introduced during the third quarter of 2001, is one of the first hip systems to reach the market that provides the surgeon with the option to interchangeably use either polyethylene, ceramic or metal acetabular bearing surfaces for use with a common metal acetabular shell, thus offering maximum flexibility to the surgeon while minimizing inventory levels. The standard for replacement of the acetabulum, or socket, in the hip joint is a two-piece system consisting of a metal shell with a polyethylene liner. The polyethylene component serves as a bearing surface for the head of the femoral component, or ball. Alternative bearing materials, such as metal in the domestic market and metal and ceramic in the international market, have recently been introduced in their respective markets. The Company anticipates offering the ceramic option in the United States in the near future.

    The PERFECTA-Registered Trademark- Hip System is the basic platform for the Company's more traditional hip stem product line. This system provides a full range of fixation options including press fit and cemented versions, and offers a wide selection of geometries in order to meet the needs of the patient's anatomical requirements as well as the surgeon's preferences. This product allows surgeons the flexibility to match the implant to each patient's unique requirements. The PERFECTA-Registered Trademark- Hip System has over ten years of proven clinical success worldwide, and the Company continues to build upon the existing platform, as illustrated by the introduction of the PERFECTA-Registered Trademark- Slim Neck during the third quarter of 2001. This product has a slimmer neck that provides for a greater range of motion after being implanted.

    Through the Company's acquisition of Cremascoli, several hip implant products designed for the European market, including the ANCA
FIT-Registered Trademark- Hip System and PROFEMUR-TM- R Hip System, were acquired. The ANCA FIT-Registered Trademark- Hip System, a traditional hip replacement system, has received clinical acceptance in Europe for seven years. The PROFEMUR-TM- R hip stem is a revision replacement implant with a patented modular femoral neck component, which allows the surgeon to make final adjustments to the implant as the last step in the procedure in order to accommodate each patient's unique anatomy.

EXTREMITY RECONSTRUCTION

    The Company offers extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. The Company's small joint orthopaedic implants have many years of successful clinical history. The Swanson Hinge Finger has been used by surgeons for over 30 years.

    The ORTHOSPHERE-Registered Trademark- implant for the repair of the basal thumb joint, is constructed from ceramic biomaterials, which reduce wear and increase biocompatibility compared to polyethylene implants. By providing an alternative to the harvesting of the patient's own soft tissues as a spacer for the repaired joint, the ORTHOSPHERE-Registered Trademark- implant thereby reduces morbidity and operating time. The Company believes this product represents a significant improvement over conventional techniques.

    The LOCON-T-TM- Distal Radius Plating System, which was introduced during the first quarter of 2001, provides surgeons with an anatomically designed, stainless steel plating system used in the repair of radial fractures. In designing the LOCON-T-TM- Distal Radius Plating System, the Company utilized thin, high-strength stainless steel with low profile screws in order to avoid tendon irritation and/or rupture, which are complications known to result from this type of surgical repair. Thus, the Company believes this product offers distinct advantages over other currently marketed systems.

    In May 2000, the Company introduced the EVOLVE-Registered Trademark- Modular Radial Head elbow device. The EVOLVE-Registered Trademark- Modular Radial Head elbow device offers two primary benefits over its predecessors: the surgeon may choose implant heads and stems that accommodate the patient's anatomy, and it is easier to insert compared to the single piece implants, when assembled in the patient.

    The Company's NEWDEAL-Registered Trademark- foot and ankle implants provide a system of components for performing various repair procedures in the foot and ankle. These products include various screws and staples that meet a wide array of surgical challenges in the foot. These products are the result of the Company's exclusive U.S. distribution agreement, entered into in the second half of 2000, with Newdeal, S.A., a French company that has developed an extensive line of products for foot and ankle procedures. These new instruments and implants have allowed the Company to continue expanding its dominant position in the extremity market.

BIO-ORTHOPAEDIC MATERIALS

    The Company offers an expanding number of bio-orthopaedic products that stimulate the natural regenerative capabilities of the human body. These products focus on biological musculoskeletal repair, including synthetic and human tissue-based bone grafting materials. The Company was among the first companies to receive FDA market clearance for the use of resorbable synthetic bone graft substitutes for the spine, currently the largest application for this product.

    In 1996, the Company introduced OSTEOSET-Registered Trademark- bone graft substitute, a synthetic bone graft substitute made of surgical grade calcium sulfate. OSTEOSET-Registered Trademark- bone graft substitute provides an attractive alternative to autograft because it facilitates bone regeneration without requiring a painful, secondary, bone harvesting procedure. Additionally, being purely synthetic, OSTEOSET-Registered Trademark- pellets are cleared for use in infected sites, an advantage over tissue based material. The human body resorbs the OSTEOSET-Registered Trademark- material at a rate close to the rate that new bone grows. The Company also offers surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET-Registered Trademark- Resorbable Bead Kit, which is available in mixable powder form. Our surgical grade calcium sulfate is manufactured internally using a patented and proprietary process that consistently produces a high quality product.

    In late 1999, the Company introduced ALLOMATRIX-TM- Injectable Putty. This product combines a high content of demineralized bone matrix, or DBM, with the Company's proprietary surgical grade calcium sulfate carrier. The combination provides an injectable putty with the osteoinductive properties of DBM and exceptional handling qualities. This product has been well received by surgeons. Another combination the Company offers is ALLOMATRIX-TM- C bone graft putty, which includes the addition of bone chips. The addition of the bone chips increases the stiffness of the material, improves handling characteristics and provides more structural support. In the third quarter of 2001, the Company introduced ALLOMATRIX-TM- Custom bone graft putty, which allows the surgeon to customize the amount of bone to add to the putty based on its surgical application.

    The Company's bio-orthopaedic offerings in international markets include OSTEOSET-TM- T medicated pellets and OSTEOSET-TM- pellets containing DBM. OSTEOSET-TM- T medicated pellets are currently the only synthetic resorbable bone void filler available on the international market for the treatment of osteomyelitis, an acute or chronic inflammation of the bone.

PRODUCT DEVELOPMENT

    The Company's research and development staff focuses on developing new products in the knee, hip, extremity reconstruction and bio-orthopaedic material markets, and expanding the current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, the Company is committed to a strong research and development program. Research and development expenses totaled $10.1 million in 2001. The Company believes this level of spending will produce a steady stream of innovative, new product introductions in coming years.

    The Company has established several surgeon advisory panels that provide advice on market trends and assist with the development and clinical testing of the Company's products. The Company believes these surgeon advisors are prominent in the field of orthopaedics. The Company also partners periodically with other industry participants, particularly in the bio-orthopaedic materials area, to develop new products.

    In the knee, hip and extremity reconstruction areas, the Company's research and development focus is on expanding the continuum of products that span the life of implant patients, from early intervention, such as bone-conserving implants, to primary implants to revision replacement implants to limb preservation implants. In the bio-orthopaedic materials area, the Company has a variety of research and development projects that are designed to further expand the Company's entry into this rapidly growing market. Such projects include developing materials for new bio-orthopaedic applications as well as leveraging the use of biologic coatings to enhance fixation and performance in traditional orthopaedic implants.

    The Company continues to explore and develop alternative bearing surfaces that improve the clinical performance of its reconstructive joint devices. Active programs in cross-linked polyethylene, alternative bearing materials and other proprietary substitutes are currently expected to be incorporated into some of the Company's product designs during 2002.

    Following is a brief description of products under development in each of the Company's principal market sectors:

KNEES

                                                                                   REGULATORY
PRODUCTS UNDER DEVELOPMENT                    DESCRIPTION OF PRODUCT            CLEARANCE STATUS
--------------------------          ------------------------------------------  -----------------
ADVANCE-Registered Trademark-       A femoral implant that accepts modular      Cleared
Stemmed Medial Pivot Knee           stems and augmentation wedges for more
                                    complex knee replacement situations.

ADVANCE-Registered Trademark-       A minimally invasive replacement for the    Cleared
Unicompartmental Knee System        medial compartment of a knee.

ADVANCE-Registered Trademark-       A modification option to the                Cleared
Spiked Tibial Base                  ADVANCE-Registered Trademark- Medial Pivot
                                    Knee which allows for optimal stability
                                    and fixation.

    The ADVANCE-Registered Trademark- Stemmed Medial Pivot Knee is a new extension of the Company's successful ADVANCE-Registered Trademark- Total Knee System. Surgeons are often confronted with significant challenges when replacing a knee joint, such as bone loss that compromises implant fixation. The ADVANCE-Registered Trademark- Stemmed Medial Pivot Knee offers the surgeon the ability to implant a stemmed version in cases requiring additional implant fixation and stability in a primary surgery. This system also accepts augmentation wedges to replace areas of deficient bone. With this system, the surgeon will have more options for treating patients requiring additional stability without resorting to total knee replacement products, which remove more bone. This design conserves bone as compared to other posterior stabilized products while providing a higher degree of fixation and implant stability.

    There is growing interest in the market for a unicompartmental knee that addresses injury or disease in the medial head in the base of the femur. In response to that interest, the Company has developed the ADVANCE-Registered Trademark- Unicompartmental Knee System, a unique system of implants and instruments that allows for medial compartment replacement with a minimally invasive surgical approach. The Company believes the simplified instrumentation utilized by the ADVANCE-Registered Trademark- Unicompartmental Knee System is a significant improvement over the cumbersome or poorly designed instrumentation utilized in unicompartmental knee systems on the market today.

    The ADVANCE-Registered Trademark- Spiked Tibial Base is a fixation modification option for the ADVANCE-Registered Trademark- Medial Pivot Knee whereby a spiked tibial base is used with the implant, which allows for less bone removal while providing optimal stability and fixation. It is available in porous and non-porous options that accept ADVANTIM-Registered Trademark- style tibial stem extensions. Thus, it bridges the superior movement qualities of the ADVANCE-Registered Trademark- Medial Pivot Knee with the optimal fixation qualities of the ADVANTIM-Registered Trademark- knee system.

HIPS

                                                                                   REGULATORY
PRODUCTS UNDER DEVELOPMENT                    DESCRIPTION OF PRODUCT            CLEARANCE STATUS
--------------------------          ------------------------------------------  -----------------
PROFEMUR-TM- USA Modular Hip        Modular hip replacement system that allows  Cleared
                                    multiple size combinations.

REPIPHYSIS-TM- Technology           Allows for non-invasive expansion of any    Pending
                                    long bone where lengthening is needed.

GUARDIAN-Registered Trademark-      A modular component system of knee and hip  Cleared
Limb Salvage System--Proximal       products ideal for cases where extensive
Tibia Implants, and Revision        femoral and tibia bone loss has occurred
Hinge Implants                      as a result of cancer, trauma, etc.

CONSERVE-Registered Trademark-      Hip replacement that resurfaces both the    IDE clinical
Plus Resurfacing Hip System         femoral and acetabular articular surfaces   investigation in
                                    of the hip.                                 progress; CE
                                                                                marked

    Modular hip systems are growing in popularity, especially in revision replacement hip implant procedures. The PROFEMUR-TM- R was designed by Cremascoli for the European market. Although the Company is currently selling this product in the U.S., the Company is also developing a modified version and instrumentation to address the needs of U.S. surgeons. The new system, the PROFEMUR-TM- USA Modular Hip will capitalize on the successful clinical history of the current PROFEMUR-TM- R product while incorporating new technology into the design.

    REPIPHYSIS-TM- Technology can be used in any long bone where growth potential is needed. This technology, which the Company licenses from the inventor, can be inserted into a bone implant and subsequently adjusted non-invasively when lengthening of the bone is needed. The most common application of this breakthrough technology is in the field of children's oncology, where growing children can have the bones attached to their hip or knee implant lengthened non-invasively, thus eliminating the need for more frequent surgeries and anesthesia.

    The GUARDIAN-Registered Trademark- Limb Salvage System is ideal for cases when proximal or distal femur replacement can no longer be achieved due to extensive femoral and tibia bone loss as a result of cancer, trauma, or failed hip and knee arthroplasty. The GUARDIAN-Registered Trademark- Proximal Tibia Implants, one of the products offered in this modular component system, allows for very small femoral bone resection and is available in a wide range of sizes that promote optimal prosthesis fit. The constrained design precludes the need for a patellar component. The GUARDIAN-Registered Trademark- Revision Hinge Implants, another of the products offered within the system, is similar to the GUARDIAN-Registered Trademark- Proximal Tibia Implants, but its prosthesis includes a tibia sleeve and an optional tibia stem extension instead of a proximal tibia, optional midsection, and tibia stem.

    The CONSERVE-Registered Trademark- Plus Resurfacing Hip System offers a unique hip replacement system that requires minimal bone removal. With this system, only the surfaces of the hip are replaced, as opposed to the significant bone removal that is typical in most conventional total hip systems on the market today. The CONSERVE-Registered Trademark- Plus Resurfacing Hip System allows for the replacement of both the femoral and acetabular articular surfaces, while the CONSERVE-Registered Trademark- System allows for the replacement of the femoral head which moves directly against the natural acetabular cartilage.

EXTREMITIES

                                                                                   REGULATORY
PRODUCTS UNDER DEVELOPMENT                    DESCRIPTION OF PRODUCT            CLEARANCE STATUS
--------------------------          ------------------------------------------  ----------------
OLYMPIA-TM- Total Shoulder System   A modular shoulder system that offers       Cleared
                                    surgeons flexibility to meet their
                                    patient's needs.

Modular Ulnar Head System           Modular replacement for the distal ulnar    Pending
                                    head.

    The OLYMPIA-TM- Total Shoulder System, is a comprehensive system that offers the surgeon many choices in terms of fixation and implant stability. This system offers two fixation options, including patented press-fit stems for cementless applications and stems that are optimized for cemented applications. Most systems now available do not offer this level of versatility and surgeons must adjust their surgical technique to fit the available products. An additional advantage of the system is that the humeral head is modular and asymmetric, allowing the surgeon to adjust joint tension as the final step of the surgical process.

    Following the success of the EVOLVE-Registered Trademark- Modular Radial Head, the Company is developing a modular replacement system for the distal ulna, a small forearm bone. This new system will continue the Company's expansion into new markets in the extremity area.

BIO-ORTHOPAEDIC MATERIALS

                                                                                   REGULATORY
PRODUCTS UNDER DEVELOPMENT                    DESCRIPTION OF PRODUCT            CLEARANCE STATUS
--------------------------          ------------------------------------------  -----------------
ALLOMATRIX-TM- DR Graft             ALLOMATRIX-TM- Putty optimized for small    None required
                                    fractures such as in the distal radius.

MIIG-TM- (Minimally Invasive
Injectable Graft)                   Injectable form of surgical grade calcium   Cleared
                                    sulfate that hardens in the body.

OSTEOSET-Registered Trademark-
DBM Pellets                         OSTEOSET-Registered Trademark- material     Pending
                                    combined with demineralized bone in pellet
                                    form.

    The latest offering in the Company's ALLOMATRIX-TM- family of products is ALLOMATRIX-TM- C Putty. The Company recently launched ALLOMATRIX-TM- C Putty in the U.S. and hopes to soon offer the product internationally, pending receipt of necessary regulatory clearance.

    ALLOMATRIX-TM- DR Graft is ALLOMATRIX-TM- putty that has been optimized for application in smaller fractures. The properties of this graft that make it ideal for such application include its semi-structural consistency, smaller particle size for optimized packing, and the application-specific volume in which it is marketed.

    MIIG-TM-(Minimally Invasive Injectable Graft) paste is an injectable form of the Company's surgical grade calcium sulfate paste that hardens in the body. This product combines the operative flexibility of an injectable substance with the clinically proven osteoconductive properties of OSTEOSET-Registered Trademark- material. This product is targeted for application to traumatic fractures of the distal radius and tibial plateau.

    OSTEOSET-Registered Trademark- DBM Pellets combine
OSTEOSET-Registered Trademark- material with demineralized bone in pellet form, thereby providing both osteoconductive and osteoinductive properties.

SALES AND MARKETING

    The Company's sales and marketing staff targets orthopaedic surgeons, who typically are the decision-makers in orthopaedic device purchases. The Company has established several surgeon advisory panels comprised of surgeons who the Company believes are leaders in their chosen orthopaedic specialties and involve both these surgeons and the Company's marketing personnel in all stages of bringing a product to market--from initial product development to product launch. As a result, the Company has a well-educated, highly involved marketing staff and an installed base of well-respected surgeons who serve as advocates to promote the Company's products in the orthopaedic community.

    The Company offers clinical symposia and seminars, publishes advertisements and the results of clinical studies in industry publications, and offers surgeon-to-surgeon education on the Company's new products using the surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on the Company's latest products through frequent catalogue and brochure mailings.

    The Company's acquisition of Cremascoli provided an opportunity to cross-sell legacy Wright products and legacy Cremascoli products in Europe and North America, respectively. Because North American and European orthopaedic surgeons have different product preferences, the Company believes that by utilizing its European and North American sales and marketing teams' understanding of surgeon preferences in their local markets, the Company can effectively modify and cross-sell existing products throughout the worldwide markets in which the Company competes.

    The Company's sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, the Company traditionally experiences lower sales volumes in these months than throughout the rest of the year.

    The Company sells its products in the United States through a sales force of over 200 people, consisting of 44 independent commission-based sales representatives or distributors, and approximately 161 independent and 3 employee sales associates engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. These independent distributors have formal contracts with the Company, which allows the Company to manage the distributor based on performance criteria. The U.S. field sales organization is supported by the Company's Tennessee-based sales and marketing organization. A Vice President of U.S. Sales, a national sales manager, and four regional directors manage the Company's domestic sales organization.

    The Company's products are marketed internationally through a combination of direct sales offices in certain key international markets and exclusive distributors in other markets. The Company has sales offices in France, Italy, the United Kingdom, Belgium, Japan, Canada and Germany that employ direct sales employees and use independent sales representatives to sell the Company's products into their respective markets. The Company's products are sold into other countries in Europe, Asia, Africa, South America and Australia using stocking distribution partners. Stocking distributors purchase products directly from the Company for resale directly to their local customers, with product ownership generally passing to the distributor upon shipment. In total, the Company's international distribution system consists of approximately 250 distributors and sales associates who sell in over 40 countries. The Company's President of International and the Vice-President of International Sales and Distribution manage the Company's international sales organization.

    The Company's new sales representatives receive formal product training and are then typically given one product to sell for a period of time, thus allowing the representatives time to establish relationships within the orthopaedic community. The sales representatives gradually add additional products until they carry all of the Company's product lines. This process typically takes three years. In addition, the Company requires each sales representative to attend periodic sales and product training.

MANUFACTURING AND SUPPLY

    The Company operates manufacturing facilities in both Arlington, Tennessee and Toulon, France. These facilities primarily produce orthopaedic implants and some of the related surgical instrumentation used to prepare the bone surfaces and cavities during the surgical procedure. The majority of the Company's surgical instrumentation is produced to the Company's specifications and designs by qualified subcontractors who serve medical device companies.

    During the past year, the Company has continued to modernize both production facilities through changes to the physical appearance and layout, and have added new production and quality control equipment to meet the evolving needs of the Company's product specifications and designs. In seeking to optimize the Company's manufacturing operations, the Company has adopted many sophisticated manufacturing practices, such as lean manufacturing, which are designed to lower lead times, minimize waste and reduce inventory. The Company has a wide breadth of manufacturing capabilities at both facilities, including skilled and semi-skilled manufacturing personnel.

    The Company's reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various surgical grades of high-density polyethylenes, silicone elastomer and ceramics. The Company is aware of only two suppliers of medical grade silicone elastomer, only one of which is used by the Company. Currently, the Company relies on two suppliers of DBM for use in the Company's bio-orthopaedic products. Other raw material supplies come from multiple suppliers that supply products to the Company's specifications and purchase order requirements.

    The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. The Company's U.S. and European based quality systems are based on and in compliance with the requirements of ISO 9001/EN 46001 and the applicable regulations imposed by the FDA on medical device manufacturers.

    The Company believes that its two production facilities can continue to meet anticipated business needs for the foreseeable future.

COMPETITION

    Competition in the orthopaedic device industry is intense and is characterized by extensive research efforts and rapid technological progress. Major companies in this industry include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Corporation; Zimmer Holdings, Inc.; Sulzer Orthopedics, Inc., a division of Sulzer Medica; Smith & Nephew, Inc.; and Biomet, Inc. Competitors also include academic institutions and other public and private research organizations that continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market that will compete with the Company's products.

    The primary competitive factors facing the Company include: price, quality, technical capability, breadth of product line and distribution capabilities. Current and future competitors in this market may have greater resources, more widely accepted products, less-invasive therapies, greater technical capabilities, and stronger name recognition than the Company does. The Company's ability to compete is affected by its ability to:

    - develop new products and innovative technologies;

    - obtain regulatory clearance and compliance for its products;

    - protect the proprietary technology of its products and manufacturing process;

    - market its products;

    - attract and retain skilled employees and sales representatives; and

    - maintain and establish distribution relationships.

INTELLECTUAL PROPERTY

    The Company currently owns or has exclusive licenses to more than 108 patents and pending patent applications throughout the world. The Company seeks to aggressively protect technology, inventions and improvements that are considered important through the use of patents and trade secrets in the United States and significant foreign markets. The Company manufactures and markets the products both under patents and license agreements with other parties.

    The Company's knowledge and experience, creative product development, marketing staff, and trade secret information with respect to manufacturing processes, materials and product design, are as equally important as the Company's patents in maintaining the Company's proprietary product lines. As a condition of employment, the Company requires all employees to execute a confidentiality agreement relating to proprietary information and assigning patent rights to the Company.

    There can be no assurances that the Company's patents will provide competitive advantages for the Company's products, or that competitors will not challenge or circumvent these rights. In addition, there can be no assurances that the United States Patent and Trademark Office, or PTO, will issue any of the Company's pending patent applications. The PTO may also deny or require significant narrowing of claims in the Company's pending patent applications, and patents issuing from the pending patent applications. Any patents issuing from the pending patent applications may not provide the Company with significant commercial protection. The Company could incur substantial costs in proceedings before the PTO, including interference proceedings. These proceedings could result in adverse decisions as to the priority of the Company's inventions. Additionally, the laws of some of the countries in which the Company's products are or may be sold may not protect the Company's products and intellectual property to the same extent as the laws in the United States, or at all.

    While the Company does not believe that any of its products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurances that the Company does not infringe any patents or other proprietary rights held by third parties. If the Company's products were found to infringe any proprietary right of a third party, the Company could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may also be necessary to enforce patent rights the Company holds or to protect trade secrets or techniques the Company owns. The Company is currently involved in an intellectual property lawsuit with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation. See Item 3 of this Form 10-K for further details. Also, the Company was contacted in August 1996 by Tranquil Prospects, Ltd. claiming that the Company's EVOLUTION-Registered Trademark- Hip infringed its patents. The Company has had occasional contact with Tranquil since that time. The Company believes that neither this former product nor any of its existing products infringes Tranquil's patents.

    The Company also relies on trade secrets and other unpatented proprietary technology. There can be no assurances that the Company can meaningfully protect its rights in its unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurances, however, that the agreements will not be breached, that adequate remedies for any breach would be available, or that competitors will not discover or independently develop the Company's trade secrets.

THIRD-PARTY REIMBURSEMENT

    In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient's medical expenses. A uniform policy of reimbursement does not exist among all these payors. Therefore, reimbursement can be quite different from payor to payor. The Company believes that reimbursement is an important factor in the success of any medical device. Consequently, the Company seeks to obtain reimbursement for all of its products.

    Reimbursement in the United States depends on the Company's ability to obtain FDA clearances and approvals to market these products. Reimbursement also depends on the Company's ability to demonstrate the short-term and long-term clinical and cost-effectiveness of its products from the results obtained from its clinical experience and formal clinical trials. The Company presents these results at major scientific and medical meetings and publishes them in respected, peer-reviewed medical journals.

    All U.S. and foreign third-party reimbursement programs, whether government funded or insured commercially, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs can potentially limit the amount which health care providers may be willing to pay for medical devices.

    HCFA issued a Final Rule on its Prospective Payment System For Outpatient Services on April 7, 2000. The Company estimates that 25% of the procedures using its extremity products are used in an outpatient hospital setting. This rule provides for a new system to reimburse Medicare outpatient surgical services provided in a hospital made up of two parts: payment to the hospital for the procedure costs and a separate payment, known as a pass-through payment, intended to cover the cost of medical devices used during the procedure that are more than 25% of the total procedure cost. Some medical devices that do not fit the pass-through criteria may be reimbursed by a separate payor known as New Technology Ambulatory Payment Classification. This rule became effective on August 1, 2000. On July 26, 2000, HCFA published a list of pharmaceuticals and medical devices that are eligible for pass-through payments. HCFA currently intends only to provide payment for the products on this list. HCFA has stated that it will update this list on a quarterly basis.

EMPLOYEES

    As of December 31, 2001, the Company employed directly and through our subsidiaries 751 people in the following areas: 347 in manufacturing, 217 in sales and marketing, 121 in administration and 66 in research and development. The Company does not have any active organized labor unions. The Company believes it has an excellent relationship with its employees.

ENVIRONMENTAL

    The Company's operations and properties are subject to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations. These laws and regulations govern, among other things, the generation, storage, handling, use and transportation of hazardous materials and the handling and disposal of hazardous waste generated at the Company's facilities. Under such laws and regulations, the Company is required to obtain permits from governmental authorities for some of its operations. If the Company violates or fails to comply with these laws, regulations or permits, it could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, the Company could also be held responsible for all of the costs relating to any contamination at its past or present facilities and at third party waste disposal sites.

    The Company believes its costs of complying with current and future environmental laws, and its liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect its business, results of operations or financial condition, although there can be no assurances that they will not do so.

    In 1999, groundwater contamination was detected at the Company's Arlington, Tennessee facility. The Company has taken steps to investigate the nature and extent of the contamination and, in connection with a state administrative proceeding, the Company is presently negotiating a Remediation Order with state environmental officials that will specify the terms of further investigation and, if necessary, remediation. The Company believes the contamination was caused by the former owner of the business and has requested indemnification in accordance with the 1993 purchase agreement by which the Company acquired the business. The former owner may have factual and legal defenses to the claim and there can be no assurances that the former owner will not prevail. Additionally, the former owner is currently involved in bankruptcy proceedings. The Company believes the bankruptcy will not affect the Company's ability to pursue the claim under the indemnification, although there can be no assurances that it will not. Further, there can be no assurance that, even if the Company should prevail on the claim, the former owner will have the capacity to pay the claim.

    The Company does not believe that the cost of addressing the contamination, without regard to indemnification from the former owner of the business, will materially adversely affect its business, results of operations or financial condition although there can be no assurances that it will not.

ITEM 2.  PROPERTIES.

    The Company's U.S. corporate headquarters includes warehouse, administrative, and manufacturing facilities located in three buildings on 31 acres in Arlington, Tennessee with an aggregate of 168,000 square feet. The manufacturing facilities have additional capacity, which will allow the Company to expand production of its current product lines.

    The majority of the Company's products are manufactured in the Company's 74,000 square foot manufacturing facility located in Arlington, Tennessee. This facility is leased from the Industrial Development Board of the City of Arlington. The lease has an automatic renewal through 2049. The Company may exercise a nominal purchase option at any time. The Company's office and warehouse facilities are also leased from the Industrial Development Board of the City of Arlington. The office facility lease expires July 8, 2005; however, the Company may exercise a $101,000 purchase option at any time. The Company may exercise a nominal purchase option at any time on the warehouse facility lease. It is an open-ended lease with no predetermined expiration date.

    The Company's international operations include warehouse, research, administrative and manufacturing facilities located in several countries. The Company's primary international manufacturing facility and warehouse are located in leased facilities in Toulon, France. The Company's primary international research and development facility is located in leased facilities in Milan, Italy. In addition, the Company leases office space in France, Belgium and Italy and warehouse space in Belgium and Italy.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of business. The Company is the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes that the disposition of claims currently pending, including the matters discussed below, will not have a material adverse effect on its financial position or results of operations.

HOWMEDICA OSTEONICS CORP. V. WRIGHT MEDICAL GROUP, INC.

    On March 28, 2000, Howmedica Osteonics Corp., a subsidiary of Stryker Corporation, filed a complaint in the United States District Court in New Jersey alleging that the Company infringed Howmedica's U.S. Patent No. 5,824,100 related to the Company's ADVANCE-Registered Trademark- Knee product line. Howmedica Osteonics Corp. is seeking an order of infringement, treble compensatory damages and injunctive relief. If Howmedica Osteonics Corp. were to succeed in obtaining the relief it claims, the Court could award damages to Howmedica Osteonics Corp., could impose an injunction against further sales of the Company's products and could rule that the Company's patents are invalid or unenforceable. The Company is unable to quantify the potential range of any damage award and no specific monetary damage was requested in Howmedica Osteonics Corp.'s complaint. A damage award could be significant. If a final damage award is rendered against the Company, the Company may be forced to raise or borrow funds, as a supplement to any available insurance claim proceeds, to pay the damages award. The Company believes that it has good defenses to this lawsuit and intends to defend it vigorously.

WRIGHT MEDICAL TECHNOLOGY, INC. V. GRISONI

    The Company filed an action against a former employee on March 31, 1998, regarding the use of intellectual property and trade secrets. The Company alleged the former employee violated a "trade secrets" provision of his employment contract by developing a calcium sulfate bone void filler product to compete against the Company's similar product. Initially, the trial court granted the Company a temporary restraining order and later granted a temporary injunction. Seven months later, the former employee filed a motion to dissolve the injunction. The former employee claimed that the injunction was improperly granted and alleged damages as a result of the issuance of the injunction. On May 3, 2000, the trial court found the Company "guilty of malicious prosecution" and awarded the former employee a judgment of $4.8 million, plus $408,000 per month for twelve months or until a final resolution of the case, whichever is earlier, and $4.8 million in punitive damages. The Company appealed the judgment and agreed to suspend the injunction pending the outcome of the appeal. In connection with the appeal the Company was required to post a $5.0 million bond.

    The Tennessee Court of Appeals issued its decision on the Company's appeal on December 18, 2001. The Court of Appeals concluded that the evidence neither established malice nor lack of probable cause. Accordingly, the trial court's finding that the Company was liable for malicious prosecution was reversed. Since the Court of Appeals reversed the finding of malicious prosecution, the Court of Appeals stated that the award of punitive damages was not warranted and it reversed the award of punitive damages. The Court of Appeals, however, affirmed the dissolution of the injunction. Since the finding of liability for malicious prosecution was reversed, the damages to Grisoni were limited to the amount of the injunction bond of $500,000 and Grisoni was thus entitled to recover compensatory damages for the wrongful injunction in the amount of $500,000. The trial court's award of damages was modified to that amount. Grisoni appealed the trial court's decision not to award damages for the Company's alleged misappropriation of material from Grisoni. The Court of Appeals affirmed the trial court and found that the preponderance of the evidence supported the trial court's finding that the Company did not use Grisoni's information.

    In February 2002, Grisoni sought permission to appeal the Court of Appeals' findings. If this case is accepted by the Tennessee Supreme Court and the damages reversed by the Court of Appeals are reinstated, the Company may be required to raise or borrow the money to pay all or a portion of the damages award.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    On July 18, 2001, the Company completed its initial public offering, and issued 7,500,000 shares of voting common stock at $12.50 per share, which produced net proceeds of $84.8 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds of its initial public offering to repay debt. Simultaneous with the closing of the offering, all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the offering, Warburg, Pincus Equity Partners, L.P. converted approximately $13.1 million of the Company's senior subordinated notes into 1,125,000 shares of non-voting common stock.

    The Company's common stock began trading on the Nasdaq National Market System on July 13, 2001 under the symbol "WMGI". Before that date, no public market for the Company's common stock existed. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Company's common stock as reported on the Nasdaq National Market.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR 2001
Third Quarter (since July 13, 2001).........................   $18.50     $14.65
Fourth Quarter..............................................   $18.05     $14.00

FISCAL YEAR 2002
First Quarter (through February 27, 2002)...................   $18.25     $15.50

    On February 27, 2002, the last reported sales price of the Company's common stock on the Nasdaq National Market was $15.89 per share. As of February 27, 2002, there were 61 stockholders of record and an estimated 3,400 beneficial stockholders.

DIVIDEND POLICY

    The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings for the operation and expansion of its business. The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future. Any payment of cash dividends on the Company's common stock will be at the discretion of the Company's board of directors and will depend upon the Company's results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, the Company's current credit facility prohibits the Company from paying any cash dividends without the lenders' consent.

RECENT SALES OF UNREGISTERED SECURITIES

    In reliance on Section 4(2) under the Securities Act of 1933, the Company issued the following securities without registration under the Securities Act of 1933:

    In February 2001, the Company issued 5,453 shares of voting common stock at $4.35 per share, and $11,945 aggregate principal amount of 10% subordinated notes as a result of the release of an environmental escrow established in connection with the Company's acquisition of Cremascoli.

    In March 2001, the Company sold Robert Glen Coleman, Senior Vice President of Marketing and Business Development, 100,001 shares of our series C preferred stock at $1.58 per share, 1 share of our voting common stock and $91,676 aggregate principal amount of 10% subordinated notes, for a total purchase price of $250,000.

    At the closing of the Company's initial public offering in July 2001, all of the Company's subordinated notes were repaid in full and all of the Company's series of preferred stock were converted into common stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth certain selected consolidated financial data of Wright Medical Group, Inc. (the Company) and Wright Medical
Technology, Inc., (the Predecessor Company), for the periods indicated. The selected consolidated financial data as of December 31, 2001, 2000, 1999, and 1997 and for the years ended December 31, 2001, 2000 and 1997, the period from January 1, 1999 to December 7, 1999, and the period from December 8, 1999 to December 31, 1999 was derived from the Company's consolidated financial statements audited by Arthur Andersen LLP. The selected consolidated financial data as of December 31, 1998 and for the year then ended was derived from the consolidated financial statements audited by a different firm. The audited consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000, for the period January 1, 1999 to December 7, 1999 and for the period December 8, 1999 through December 31, 1999 are included elsewhere in this filing. The audited consolidated financial statements as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are not included in this filing. Historical and pro forma results are not necessarily indicative of the results to be expected for any future period.

                                                    PREDECESSOR COMPANY             CONSOLIDATED WRIGHT MEDICAL GROUP, INC.
                                             ----------------------------------   -------------------------------------------
                                                 YEAR ENDED        PERIOD FROM     PERIOD FROM
                                                DECEMBER 31,       JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED     YEAR ENDED
                                             -------------------   DECEMBER 7,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                               1997       1998         1999           1999            2000           2001
                                             --------   --------   ------------   -------------   ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..................................  $122,397   $106,972     $101,194      $     7,976     $  157,552      $172,921
Cost of sales(1)...........................    46,687     46,981       44,862            4,997         80,370        51,351
                                             --------   --------     --------      -----------     ----------      --------
Gross profit...............................    75,710     59,991       56,332            2,979         77,182       121,570
Operating Expenses:
  Selling, general and administrative......    67,753     55,974       47,547            4,837         82,813        93,945
  Research and development.................    11,609      7,855        5,857              508          8,390        10,108
  Amortization of intangible assets........     3,364      2,748        2,334              466          5,586         5,349
  Stock-based expense......................        --        176          523               --          5,029         1,996
  Transaction and reorganization...........        --         --        6,525            3,385             --            --
  Acquired in-process research and
    development costs......................        --         --           --           11,731             --            --
  Losses of equity method investment.......     1,217      1,979           --               --             --            --
                                             --------   --------     --------      -----------     ----------      --------
Total operating expenses...................    83,943     68,732       62,786           20,927        101,818       111,398
                                             --------   --------     --------      -----------     ----------      --------
Income (loss) from operations..............    (8,233)    (8,741)      (6,454)         (17,948)       (24,636)       10,172
Interest expense, net......................    13,062     14,284       13,196            1,909         12,446         7,809
Other expense, net.........................     1,277      1,044          616               67            870           685
                                             --------   --------     --------      -----------     ----------      --------
Income (loss) before income taxes and
  extraordinary item.......................   (22,572)   (24,069)     (20,266)         (19,924)       (37,952)        1,678
Provision (benefit) for income taxes.......        --        102          190              (25)         1,541         1,574
                                             --------   --------     --------      -----------     ----------      --------
Income (loss) before extraordinary item....   (22,572)   (24,171)     (20,456)         (19,899)       (39,493)          104
Extraordinary loss on early retirement of
  debt, net of taxes.......................        --         --           --               --             --        (1,611)
                                             --------   --------     --------      -----------     ----------      --------
Net loss...................................  $(22,572)  $(24,171)    $(20,456)     $   (19,899)    $  (39,493)     $ (1,507)
                                             ========   ========     ========      ===========     ==========      ========
Net loss per common share, basic and
  diluted(2):
  Loss before extraordinary item...........                                        $(27,918.17)    $(3,405.71)     $  (0.19)
  Extraordinary charge.....................                                                 --             --      $  (0.12)
                                                                                   $(27,918.17)    $(3,405.71)     $  (0.31)
                                                                                   ===========     ==========      ========
Weighted-average number of common shares
  outstanding..............................                                                  1             17        13,195
                                                                                   ===========     ==========      ========
Pro forma net income (loss) per common
  share, basic and diluted (unaudited)(3):
  Income (loss) before extraordinary
    item...................................                                                        $    (2.29)     $   0.00
  Extraordinary charge.....................                                                                --      $  (0.07)
                                                                                                   $    (2.29)     $  (0.06)
                                                                                                   ==========      ========
Weighted-average number of common shares
  outstanding (unaudited)(3):..............                                                            17,260        23,544
                                                                                                   ==========      ========

                                                                  PREDECESSOR         CONSOLIDATED WRIGHT MEDICAL
                                                                    COMPANY                   GROUP, INC.
                                                              --------------------   ------------------------------
                                                               AS OF DECEMBER 31,          AS OF DECEMBER 31,
                                                              --------------------   ------------------------------
                                                                1997       1998        1999       2000       2001
                                                              --------   ---------   --------   --------   --------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $    466   $     579   $   ,733   $ 16,300   $  2,770
Working capital.............................................    40,366      27,409     83,840     54,020     47,546
Total assets................................................   153,083     129,897    238,312    216,964    193,719
Long-term liabilities.......................................   108,361     113,432    137,368    141,514     30,967
Redeemable preferred stock..................................    99,953     106,470     70,867     91,254         --
Stockholders' equity (deficit)..............................  $(97,010)  $(132,045)  $(22,834)  $(76,976)  $117,300

                                                   PREDECESSOR COMPANY             CONSOLIDATED WRIGHT MEDICAL GROUP, INC.
                                            ----------------------------------   -------------------------------------------
                                                YEAR ENDED        PERIOD FROM     PERIOD FROM
                                               DECEMBER 31,       JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED     YEAR ENDED
                                            -------------------   DECEMBER 7,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                              1997       1998         1999           1999            2000           2001
                                            --------   --------   ------------   -------------   ------------   ------------
                                                                             (IN THOUSANDS)
OTHER DATA:
Cash flows provided by (used in)
  operating activities...................   $(1,539)   $ 4,402      $ 8,914        $(22,701)       $ 18,151       $    818
Cash flows used in investing
  activities.............................    (5,528)    (3,179)      (2,179)        (22,410)        (14,109)       (15,558)
Cash flows provided by (used in)
  financing activities...................     6,623     (1,110)      (6,105)         51,844           6,028          1,372
Adjusted EBITDA(4).......................     6,780      2,352        2,023          (3,327)         25,198         26,928
Depreciation.............................    12,926      9,213        6,236             489          11,008         10,096
Amortization of intangible assets........     3,364      2,748        2,334             466           5,586          5,349
Capital expenditures.....................   $ 6,015    $ 3,147      $ 2,179        $     11        $ 14,109       $ 16,764

------------------------------

(1) In connection with the Company's recapitalization and acquisition of Cremascoli, the Company recorded inventory step-ups pursuant to Accounting Principles Board (APB) Opinion 16. This accounting treatment required a $31.1 million step-up of inventories above manufacturing costs. The step-up was charged to cost of sales over the following twelve months, reflecting the estimated period over which the inventory was sold. Cost of sales was charged $2.0 million in the period from December 8 to December 31, 1999, and $29.1 million in the year ended December 31, 2000.

(2) Net loss applicable to common stockholders includes preferred stock dividends of $230,000 for the period from December 8, to December 31, 1999, preferred stock dividends of $4.4 million and the beneficial conversion feature of the series C preferred stock of $13.1 million for the year ended December 31, 2000, and preferred stock dividends of $2.5 million for the year ended December 31, 2001.

(3) In calculating the pro forma net loss per share, the Company has given effect to the conversion of all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock as if the conversion occurred at the beginning of the respective period. Therefore, pro forma net loss applicable to common stockholders excludes preferred stock dividends of $4.4 million and the beneficial conversion feature of the series C preferred stock of $13.1 million for the year ended December 31, 2000, and preferred stock dividends of $2.5 million for the year ended December 31, 2001.

(4) Adjusted EBITDA consists of net loss excluding net interest, taxes, depreciation, amortization, stock based expenses, and non-cash charges related to acquired inventory, the in-process research and development write-off, and the extraordinary loss on early retirement of debt. Adjusted EBITDA is provided because it is a measure of financial performance commonly used as an indicator of a company's historical ability to service debt. The Company has presented Adjusted EBITDA to enhance your understanding of its operating results. It should not be construed as an alternative to operating income as an indicator of operating performance. It should also not be construed as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with GAAP. The Company may calculate Adjusted EBITDA differently from other companies. For further information, see the Company's consolidated financial statements and related notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada, Japan and across Europe. Our global distribution system consists of a sales force of approximately 450 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 200 exclusive independent distributors and sales associates in the U.S. and approximately 250 distributors and sales associates internationally. In addition, we sell our products to stocking distributors in certain international markets, who resell the products to third-party customers.

    In December 1999, an investment group led by Warburg, Pincus, Equity Partners, L.P. ("Warburg") acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., in a transaction that recapitalized our business. Our recapitalization was accounted for using the purchase method of accounting and generated intangible assets totaling $34.6 million, of which $10.0 million was allocated to goodwill. In addition, we recorded a $24.0 million inventory step-up in accordance with APB 16, "BUSINESS COMBINATIONS". The step-up was subsequently charged to cost of sales over the twelve-month period during which these inventories were estimated to be sold, totaling $2.0 million during the period from December 8 to December 31, 1999 and $22.0 million during 2000. Also in connection with our recapitalization in 1999, we recorded a one-time write-off of purchased in-process research and development costs totaling $11.7 million.

    In December 1999, immediately following our recapitalization, we acquired Cremascoli Ortho Holding, S.A. ("Cremascoli"), an orthopaedic device company based in Toulon, France. As a result of this acquisition, we enhanced our product development capabilities, expanded our presence in Europe and extended our product offerings.

    The acquisition, which was accounted for using the purchase method of accounting, generated intangible assets totaling $26.0 million, of which $9.3 million was allocated to goodwill. In addition, we recorded an inventory step-up totaling $7.1 million. The step-up was subsequently charged to cost of sales over the nine-month period from January 1, 2000 to September 30, 2000, during which these inventories were estimated to be sold. No in-process research and development was identified related to this acquisition.

    Net sales in our international markets totaled $29.6 million, or approximately 27% of our total net sales in 1999, $62.6 million, or approximately 40% of our total net sales in 2000, and $64.9 million, or approximately 38% of our total net sales in 2001. No single foreign country accounted for more than 10% of our total net sales during 1999, 2000 or 2001; however, Italy and France together represented approximately 17% of our total net sales in 2000 and 16% in 2001.

    On July 18, 2001, we completed our initial public offering (the "IPO"), issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. We have used the net proceeds of our initial public offering to repay debt. Simultaneous with the closing of the offering, all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the offering, Warburg converted approximately $13.1 million of our senior subordinated notes into 1,125,000 shares of non-voting common stock.

    In August 2001, we began selling our products in Japan through our newly formed wholly-owned Japanese subsidiary. We previously marketed our products in Japan through an independent sales distributor, and have since transitioned to a direct sales initiative. We view this direct sales initiative as a positive event in the long-term growth of our international business.

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

NET SALES AND EXPENSE COMPONENTS

NET SALES

    We derive our net sales primarily from the sale of reconstructive joint devices and bio-orthopaedic materials. Our reconstructive joint device net sales are derived from three primary product lines: knees, hips and extremities. Other product sales consists of various orthopaedic products not considered to be part of our knee, hip, extremity or bio-orthopaedic product lines that we manufactured directly or distributed for others. A substantial majority of our other product sales consists of products added as a result of our acquisition of Cremascoli. We anticipate that other product sales will decline in the future, both in amount and as a percentage of total net sales, as we continue to focus our resources on our reconstructive joint device and bio-orthopaedic product lines.

    Our total net sales were $109.2 million in 1999, $157.6 million in 2000, and $172.9 million in 2001. The following table sets forth our net sales by product line for 1999, 2000, and 2001 expressed as a dollar amount and as a percentage of total net sales:

                                      PREDECESSOR COMPANY      CONSOLIDATED WRIGHT MEDICAL GROUP, INC.
                                      -------------------   ---------------------------------------------
                                          PERIOD FROM         PERIOD FROM
                                           JANUARY 1          DECEMBER 8       YEAR ENDED     YEAR ENDED
                                        TO DECEMBER 7,      TO DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1999                1999             2000           2001
                                      -------------------   ---------------   ------------   ------------
IN THOUSANDS:
Knee products.......................       $ 52,753             $ 3,448         $ 63,143      $  68,238
Hip products........................         23,596               1,912           47,978         48,589
Extremity products..................         13,774                 836           17,285         20,989
Bio-orthopaedic materials...........          7,367                 896           20,992         26,810
Other...............................          3,704                 884            8,154          8,295
                                           --------             -------         --------      ---------
Total net sales.....................       $101,194             $ 7,976         $157,552      $ 172,921
                                           ========             =======         ========      =========
AS A PERCENTAGE OF TOTAL NET SALES:
Knee products.......................          52.1%               43.2%            40.1%          39.5%
Hip products........................          23.3%               24.0%            30.4%          28.1%
Extremity products..................          13.6%               10.5%            11.0%          12.1%
Bio-orthopaedic materials...........           7.3%               11.2%            13.3%          15.5%
Other...............................           3.7%               11.1%             5.2%           4.8%
                                           --------             -------         --------      ---------
Total net sales.....................         100.0%              100.0%           100.0%         100.0%
                                           ========             =======         ========      =========

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

    Our cost of sales for the period from December 8 to December 31, 1999 and the year ended December 31, 2000 are not comparable to those of other periods because (a) under U.S. generally accepted accounting principles, we were required to step-up our inventories in connection with our recapitalization and the acquisition of Cremascoli, in the amount of $31.1 million and (b) we changed our method of accounting for surgical instruments effective December 8, 1999, which discontinued the practice of charging related expenses to cost of sales. The following table sets forth our cost of sales expressed as a percentage of sales for 1999, 2000, and 2001, adjusted to exclude the cost of sales associated with our inventory step-ups and the costs associated with surgical instruments historically carried in inventories:

                                      PREDECESSOR COMPANY      CONSOLIDATED WRIGHT MEDICAL GROUP, INC.
                                      -------------------   ---------------------------------------------
                                          PERIOD FROM         PERIOD FROM
                                           JANUARY 1          DECEMBER 8       YEAR ENDED     YEAR ENDED
                                        TO DECEMBER 7,      TO DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1999                1999             2000           2001
                                      -------------------   ---------------   ------------   ------------
Cost of sales.......................         44.3%                62.7%           51.0%          29.7%
Effect of acquisition costs assigned
  to inventory......................           --                (25.1)%         (18.5)%           --
Surgical instrument expenses
  included in cost of sales prior to
  change in method of accounting....         (2.9)%                 --              --             --
                                             ----                -----           -----           ----
  Adjusted cost of sales............         41.4%                37.6%           32.5%          29.7%
                                             ====                =====           =====           ====

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses associated with our key surgeons, marketing costs, facility costs, other general business and administrative expenses and beginning on December 8, 1999 depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, and as we continue to add infrastructure to support our expected business growth and public company requirements.

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

    AMORTIZATION OF INTANGIBLES. Amortization of intangible assets is primarily related to our recapitalization and our acquisition of Cremascoli. Intangible assets consist of goodwill and purchased intangibles principally related to completed technology, workforce, distribution channels and trademarks. Purchased intangibles are amortized over periods ranging from three months to 15 years. Until January 1, 2002, goodwill was amortized on a straight-line basis over 20 years. In accordance with Statement of Financial Accounting Standards (SFAS) 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," after January 1, 2002 we will no longer amortize goodwill but will evaluate it for impairment upon adoption and at least annually thereafter.

    At December 31, 2000 and 2001, we had net intangible assets totaling
$54.7 million and $48.8 million, respectively. We expect to amortize approximately $3.2 million in 2002, $3.1 million in 2003, and $3.1 million in 2004. This amortization gives effect to the aforementioned cessation of goodwill amortization.

    STOCK-BASED EXPENSE. Our stock-based expense includes the non-cash compensation recorded in connection with the issuance of stock options to employees when the exercise price of the option is less than the deemed fair value of the stock at the date of grant, the sale of preferred stock to employees at less than the deemed fair value, and the issuance of stock and stock options to distributors. Compensation expense related to stock options is deferred and amortized straight-line over the vesting period of the option, which is generally four years.

    We incurred approximately $7.9 million and $4.0 million of stock-based compensation for the years ended December 31, 2000 and 2001, respectively related to stock grants, stock option grants and the sale of preferred stock to employees. We recognized $5.0 million and $2.0 million of this compensation during 2000 and 2001, respectively. The remainder of the compensation was deferred, and we expect to recognize $1.7 million in 2002, $1.7 million in 2003, $1.5 million in 2004 and $230,000 in 2005 as non-cash stock-based expense.

    TRANSACTION AND REORGANIZATION. Transaction and reorganization expense includes one-time costs incurred by our predecessor company in connection with our recapitalization, and costs incurred by us following our recapitalization and acquisition of Cremascoli related primarily to employee recruitment and termination expenses, and subsequent terminations or realignments of arrangements with various international distributors. During the fourth quarter of 1999 we incurred expenses totaling $9.9 million related to these events.

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

    A summary of the projects is as follows:

                                                     YEAR WHEN
                                                 MATERIAL NET CASH
                                                     IN-FLOWS          ESTIMATED
                                                     EXPECTED        LIKELIHOOD OF   DISCOUNT   ACQUIRED
PROJECT                                              TO BEGIN           SUCCESS        RATE       IPRD
-------                                          -----------------   -------------   --------   --------
GUARDIAN-Registered Trademark-
  (S.O.S.-Registered Trademark- Project).......        2000               85%           22%     $   954
OSTEOSET-TM- Derivatives.......................        2000               60            22        3,195
New Shoulder (OLYMPIA-TM-).....................        2002               95            22        1,088
Fat Pad Augmentation Material..................        2003               50            22          892
Structural Resorbable Bone Graft Substitute....        2005               50            22        3,340
Other Orthopaedic Projects.....................          --               --            22        2,262
                                                                                                -------
  Total........................................                                                 $11,731
                                                                                                =======

GUARDIAN-Registered Trademark-( )(S.O.S.-REGISTERED TRADEMARK- PROJECT)

    The objective of the Segmented Orthopaedic System, or S.O.S.-Registered Trademark-, was to develop an adjustable prosthesis to be used in limb salvage for adolescents.

    We expected development efforts to be completed by July 2000 with an estimated completion cost of $217,000 and projected first year revenues of $1.9 million. We deemed the technical and commercialization risks to be low because this product is considered a line extension and some of the products do not require FDA approval because they are minor modifications to existing products.

    Development efforts were completed in May 2000 at a total cost of $63,000 and first year revenues were $346,000. The reduction in first year revenues was primarily due to the delay in commercialization of the S.O.S.-Registered Trademark- Adjustable product line. The delay in completion of this portion of the S.O.S.-Registered Trademark- development project was due to negotiation efforts with a third-party developer, which have now been completed. Commercialization of this product was completed in January 2002, and first year revenues are expected to be $930,000 with no additional development costs expected to be incurred.

OSTEOSET-REGISTERED TRADEMARK- DERIVATIVES

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

    We are currently pursuing an evaluation and a pre-clinical study. We expect development efforts to be completed by July 2002 with first year revenues of $1.0 million. Full commercialization of this product could be delayed pending the FDA's final conclusion on whether to categorize this product as a tissue or a device for regulatory clearance purposes.

NEW SHOULDER (OLYMPIA-TM-)

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

    Following a successful evaluation period, development was completed in December 2001 with first year revenue expectations of $1.5 million in 2002. Revenue expectations have been increased from original estimates primarily due to customer responses received from our clinical evaluations and field sales force enthusiasm for the product.

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

    We are continuing development efforts on this product. We expect development efforts to be completed in 2002 with first year revenues of $500,000 expected in 2003.

    There were eleven additional projects included in the valuation of purchased IPRD. In total, these projects represented 19% of the valuation, although none individually represented more than 6% of the total valuation. These projects related to a variety of orthopaedic medical device products.

    We plan to use our existing cash and operating cash flows to develop the purchased IPRD related to our recapitalization into commercially viable products. This development consists primarily of the completion of all planning, designing, clinical evaluation testing activities and regulatory approvals, where applicable, that are necessary to establish that a product can be successfully developed. Bringing the purchased IPRD to market also includes testing the product for compatibility and interoperability with commercially viable products.

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

    INTEREST EXPENSE, NET. Net interest expense prior to December 8, 1999 was primarily related to debt obligations existing prior to our recapitalization. Thereafter, interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities and our subordinated notes, offset partially by interest income on invested cash balances. Interest expense includes $30,000 in the period from December 8 to December 31, 1999, $457,000 in 2000, and $522,000 in 2001, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. During the third quarter of 2001, we repaid amounts outstanding under our Euro-denominated senior credit facility, and renegotiated the terms of our dollar-denominated senior credit facility.

    We used the net proceeds from our IPO completed on July 18, 2001, to repay our senior subordinated notes and reduce our outstanding bank borrowings. As a result, we expect that net interest expense will decrease in periods following our IPO as compared to prior periods.

    OTHER (INCOME)/EXPENSE, NET. Other (income)/expense consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other expense and income to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

    PROVISION/(BENEFIT) FOR INCOME TAXES. Our payment of income taxes has generally been limited to earnings generated by certain of our foreign operations, principally in Europe. At December 31, 2001, we have net operating loss carryforwards of approximately $74.7 million domestically, which expire in 2009 through 2021, and $17.6 million internationally, which expire in 2002 through 2010. Generally, we are limited in the amount of net operating loss carryforwards which can be utilized in any given year. Additionally, we have domestic general business credit carryforwards of approximately $1.2 million, which expire in 2007 through 2016.

    We have provided a valuation allowance against all of our net deferred tax assets for United States federal income tax purposes and a portion of our deferred tax assets for foreign income tax purposes because, given our history of operating losses, our ability to recover these assets is uncertain. We will continue to reassess the realization of our deferred tax assets and adjust the related valuation allowance as necessary.

    EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. In connection with our IPO, we repaid amounts outstanding under our Euro-denominated senior credit facility, and renegotiated the terms of our dollar-denominated senior credit facility. Accordingly, we incurred an extraordinary non-cash charge totaling approximately $1.6 million during the third quarter of 2001 principally related to expensing unamortized loan costs relating to that debt. We expect the amortization of deferred financing costs to approximate $255,000 annually over the remaining term of our new senior credit facility.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data expressed as a dollar amount (in thousands) and as a percentage of net sales:

                                 PREDECESSOR COMPANY                     CONSOLIDATED WRIGHT MEDICAL GROUP, INC.
                                ----------------------       ----------------------------------------------------------------
                                PERIOD FROM                  PERIOD FROM
                                JANUARY 1                    DECEMBER 8
                                   TO                            TO                    YEAR ENDED                YEAR ENDED
                                DECEMBER 7,    % OF          DECEMBER 31,    % OF      DECEMBER 31,    % OF      DECEMBER 31,
                                  1999        SALES             1999         SALES        2000        SALES         2001
                                -----------   --------       ------------   --------   ------------   --------   ------------
Net sales.....................   $101,194      100.0%          $  7,976       100.0%     $157,552      100.0%      $172,921
Cost of sales.................     44,862       44.3              4,997        62.7        80,370       51.0         51,351
                                 --------      -----           --------      ------      --------      -----       --------
Gross profit..................     56,332       55.7              2,979        37.3        77,182       49.0        121,570
Operating expenses:
  Selling, general and
    administrative............     47,547       47.0              4,837        60.6        82,813       52.6         93,945
  Research and development....      5,857        5.8                508         6.4         8,390        5.3         10,108
  Amortization of intangible
    assets....................      2,334        2.3                466         5.8         5,586        3.5          5,349
  Stock-based expense.........        523        0.5                 --          --         5,029        3.2          1,996
  Transaction and
    reorganization............      6,525        6.5              3,385        42.4            --         --             --
  Acquired in-process research
    and development costs.....         --         --             11,731       147.1            --         --             --
                                 --------      -----           --------      ------      --------      -----       --------
Total operating expenses......     62,786       62.1             20,927       262.3       101,818       64.6        111,398
                                 --------      -----           --------      ------      --------      -----       --------
Income (loss) from
  operations..................     (6,454)      (6.4)           (17,948)     (225.0)      (24,636)     (15.6)        10,172
Interest expense, net.........     13,196       13.0              1,909        23.9        12,446        7.9          7,809
Other expense, net............        616        0.6                 67         0.9           870        0.6            685
                                 --------      -----           --------      ------      --------      -----       --------
Income (loss) before income
  tax and extraordinary
  item........................    (20,266)     (20.0)           (19,924)     (249.8)      (37,952)     (24.1)         1,678
Provision (benefit) for income
  taxes.......................        190        0.2                (25)       (0.3)        1,541        1.0          1,574
                                 --------      -----           --------      ------      --------      -----       --------
Income (loss) before
  extraordinary item..........   $(20,456)     (20.2)%         $(19,899)     (249.5)%    $(39,493)     (25.1)%     $    104
                                 ========      =====           ========      ======      ========      =====       ========

                                --------
                                 % OF
                                SALES
                                --------
Net sales.....................   100.0%
Cost of sales.................    29.7
                                 -----
Gross profit..................    70.3
Operating expenses:
  Selling, general and
    administrative............    54.3
  Research and development....     5.8
  Amortization of intangible
    assets....................     3.1
  Stock-based expense.........     1.2
  Transaction and
    reorganization............      --
  Acquired in-process research
    and development costs.....      --
                                 -----
Total operating expenses......    64.4
                                 -----
Income (loss) from
  operations..................     5.9
Interest expense, net.........     4.5
Other expense, net............     0.4
                                 -----
Income (loss) before income
  tax and extraordinary
  item........................     1.0
Provision (benefit) for income
  taxes.......................     0.9
                                 -----
Income (loss) before
  extraordinary item..........     0.0%
                                 =====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
  2000

    NET SALES. Net sales totaled $172.9 million for 2001, compared to $157.6 million for 2000, representing an increase of $15.3 million, or 10%. The increase resulted primarily from unit sales growth in our knee, hip, extremity and bio-orthopaedic product lines. Unfavorable foreign exchange rates negatively impacted net sales by approximately 1% during 2001 as compared to 2000.

    Knee sales increased $5.1 million, or 8%, in 2001 compared to 2000 due to the continued growth of our ADVANCE-Registered Trademark- knee system which was partially offset by decreased sales of certain of our more mature knee products. Extremity sales increased $3.7 million, or 21%, in 2001 compared to 2000 due to the introduction of our new LOCON-T-TM-, EVOLVE-Registered Trademark- and NEWDEAL-Registered Trademark- products and continued sales growth for our core extremity products. Bio-orthopaedic product sales increased $5.8 million, or 28%, and hip sales increased $611,000, or 1%, for 2001 when compared to 2000. The substantial majority of the increase in bio-orthopaedic product sales was due to the continued success of our ALLOMATRIX-TM- line of bone graft substitute products and the OSTEOSET-Registered Trademark- Bone Void Filler Kits. Continued growth of our CONSERVE-Registered Trademark- and PROFEMUR-TM- hip systems coupled with the second quarter 2001 introduction of our LINEAGE-Registered Trademark- hip system was offset by reduced levels of block-purchase sales, or large volume contractual agreements, for other hip products in certain international markets during 2001 as compared to 2000.

    Domestic net sales totaled $108.0 million in 2001, representing 62% of our total net sales compared to $95.0 million in 2000, or 60% of total net sales. International sales totaled $64.9 million in 2001, net of a negative currency impact of approximately $1.5 million, and $62.6 million in 2000.

    COST OF SALES. Cost of sales as a percentage of net sales decreased from 51% in 2000 to 30% in 2001. Cost of sales was negatively impacted during the 2000 period by $29.1 million of expense associated with the inventory step-ups related to our recapitalization and the Cremascoli acquisition. Excluding this non-cash expense, cost of sales as a percentage of sales decreased from 33% during 2000 to 30% in 2001. This decrease was primarily due to improved margins resulting from efficiency gains and from moderate shifts in sales composition to the United States market and to higher margin product lines, such as bio-orthopaedics.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense, exclusive of stock-based expense, increased $11.1 million, or 13%, from $82.8 million in 2000, to $93.9 million in 2001. The increase was primarily attributable to increased commissions and royalties resulting from domestic sales growth, infrastructure additions to support our Japanese direct sales initiative, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities. Including stock-based expense, selling, general and administrative expense increased $8.1 million or 9% from $87.7 million in 2000 to $95.8 million in 2001.

    RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of stock-based expense, increased $1.7 million, or 20%, from $8.4 million in 2000 to $10.1 million in 2001. The majority of this increase was due to additional personnel costs and professional fees associated with increased product development efforts in the 2001 period. As a percentage of historical net sales, research and development expenses remained relatively constant, within the 5% to 6% range for both years. Including stock-based expense, research and development expense increased $1.7 million or 20% from $8.5 million in 2000 to $10.2 million in 2001.

    AMORTIZATION OF INTANGIBLE ASSETS. Non-cash charges associated with the amortization of intangible assets decreased $237,000, or 4%, from $5.6 million in 2000 to $5.3 million in 2001. Amortization for both the 2000 and 2001 periods was primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999. The decrease resulted from the acquisition of some shorter-lived intangible assets acquired in 1999 which were fully amortized prior to the beginning of 2001.

    STOCK-BASED EXPENSE. Stock-based expense totaled $2.0 million in 2001, consisting of non-cash charges of $1.6 million in connection with the amortization of deferred compensation associated with employee stock option grants issued below fair market value, $315,000 resulting from the sale of the Company's equity securities to employees below fair market value and approximately $100,000 of other stock-based expenses. Stock-based expense totaled $5.0 million in 2000, consisting of non-cash charges of $3.8 million resulting from the sale of equity securities below fair market value, $907,000 for compensation associated with equity incentives granted to certain consultants, and $298,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value.

    INTEREST EXPENSE, NET. Interest expense, net totaled $7.8 million and $12.4 million in 2001 and 2000, respectively. The significant decrease in net interest expense is the result of our use of the proceeds from our IPO to repay our senior subordinated notes and to reduce our outstanding bank borrowings. Additionally, we were able to negotiate more favorable terms with regards to the interest rate charged on borrowings under our new senior credit facility. (See discussion in "--Liquidity and Capital Resources").

    OTHER EXPENSE, NET. Other expense, net totaled $685,000 and $870,000 in 2001 and 2000, respectively, and consisted primarily of net losses resulting from foreign currency fluctuations.

    PROVISION FOR INCOME TAXES. We recorded a tax provision of $1.6 million and $1.5 million in 2001 and 2000, respectively. The tax provision in 2001 resulted from taxes incurred related to earnings generated by some of our international operations and changes to the valuation allowance on foreign deferred tax assets. The tax provision in 2000 primarily resulted from taxes incurred related to earnings generated by some of our international operations, principally in Europe. The differences between our effective tax rate and applicable statutory rates are primarily due to nondeductible goodwill amortization and changes in the valuation allowance related to our deferred tax assets.

    EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. As a result of our IPO, we repaid amounts outstanding under our Euro-denominated senior credit facility, and renegotiated the terms of our dollar-denominated senior credit facility. Accordingly, the Company incurred an extraordinary non-cash charge totaling approximately $1.6 million during the third quarter of 2001 principally related to expensing unamortized loan costs relating to that debt.

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED
DECEMBER 31, 1999 (INCLUDING THE PERIODS FROM JANUARY 1 TO DECEMBER 7, 1999 AND FROM DECEMBER 8 TO DECEMBER 31, 1999)

    NET SALES. Net sales totaled $157.6 million for 2000, compared to $109.2 million for 1999, representing an increase of $48.4 million, or 44%. Of this increase, approximately $34.2 million, or 31%, is attributable to the inclusion of a full year of net sales of Cremascoli. The remainder of the increase, totaling $14.2 million, or 13%, resulted primarily from unit sales growth across our knee, hip, extremity and bio-orthopaedic product lines. Unfavorable exchange rates negatively impacted net sales by approximately 4% during 2000.

    Knee sales increased $6.9 million, or 12%, in 2000 compared to 1999, of which $8.1 million was attributable to increased knee sales related to the Cremascoli acquisition, offset by a decrease of $1.2 million in sales of existing knee products. A decrease in sales of certain of our more mature knee systems was offset by a significant increase in our ADVANCE-Registered Trademark- knee system. Hip sales increased $22.5 million, or 88%, in 2000 compared to 1999, of which $19.4 million was attributable to a full year of net sales by Cremascoli. Increased sales of PERFECTA-Registered Trademark- and CONSERVE-Registered Trademark- hip products accounted for the substantial remainder of this growth. Extremity sales increased $2.7 million, or 18%, in 2000 compared to 1999, and bio-orthopaedic products increased $12.7 million, or 154%, in 2000 compared to 1999. The substantial majority of the increase in bio-orthopaedic product sales was due to ALLOMATRIX-TM- injectable putty, which was launched in late 1999.

    Domestic net sales totaled $95.0 million in 2000, representing 60% of our total net sales. International sales totaled $62.6 million in 2000, net of a negative currency impact of $6.3 million.

    COST OF SALES. Cost of sales as a percentage of net sales increased from 44% in the period from January 1 to December 7, 1999 to 63% during the period December 8 to December 31, 1999 and decreased to 51% in 2000. Cost of sales was negatively impacted beginning in December 1999 due to inventory step-ups totaling $31.1 million related to our recapitalization and subsequent acquisition of Cremascoli. These step-ups were taken as non-cash charges to cost of sales over twelve- and nine-month periods, respectively, beginning in December 1999, representing an estimate of the period over which such inventories were sold. Excluding the charges associated with our inventory revaluations and the costs associated with surgical instruments prior to our change in accounting method, cost of sales as a percentage of sales decreased from 41% in 1999 to 33% in 2000, representing a net improvement in gross margin of 8% of net sales. Improved manufacturing efficiencies, resulting principally from our lean manufacturing initiative, improved gross margin by 1% of net sales, while shifts in our sales composition toward higher-margin product lines, principally bio-orthopaedics, improved gross margin by approximately 6% of net sales. Lean manufacturing initiatives refer to the process of identifying manufacturing operations that add value to the customer and eliminating those that do not. This results in a product that is manufactured with less human effort, equipment, time and space. The substantial remainder of our gross margin improvement was due to slightly more favorable net pricing changes within our product lines.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense, excluding stock-based expense, increased $30.4 million, or 58%, from $52.4 million in 1999 to $82.8 million in 2000. Approximately $18.7 million of this increase was attributable to a full year of expense for Cremascoli and $4.6 million of the remaining increase was due to the increased depreciation expense resulting from our change in accounting method in 2000 for surgical instruments that we loan to surgeons. The remaining increase was attributable primarily to increased commissions and royalties resulting from net sales growth. As a percentage of net sales, selling, general and administrative expenses increased from 48% in 1999 to 53% in 2000. Excluding the instrument depreciation, selling, general and administrative expenses as a percentage of net sales, increased slightly from 48% in 1999 to 50% in 2000. Including stock-based expense, selling, general and administrative expense increased $34.9 million, or 66%, from $52.8 million in 1999 to $87.7 million in 2000. Of this increase, $4.4 million was due to increased levels of stock-based expense.

    RESEARCH AND DEVELOPMENT. Research and development expenses, excluding stock-based expense, increased $2.0 million, or 32%, from $6.4 million in 1999 to $8.4 million in 2000. Approximately $1.1 million of this increase was due to a full year of expense for Cremascoli. The remaining increase of $900,000 was due to additional personnel costs and professional fees associated with product development efforts during 2000. Including stock-based expense, research and development expenses increased $2.1 million, or 32%, from $6.4 million in 1999 to $8.5 million in 2000. Of this increase, $61,000 was due to increased levels of stock-based expense.

    AMORTIZATION OF INTANGIBLES AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Non-cash charges associated with the amortization of intangible assets increased by $2.8 million, or 100%, from $2.8 million in 1999 to $5.6 million in 2000. Amortization during 2000 was attributable exclusively to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli. Amounts for 1999 included amortization totaling $2.3 million related to the intangible assets of our predecessor company prior to our recapitalization and $466,000 resulting from our recapitalization and acquisition of Cremascoli. Acquired in-process research and development expense totaled $11.7 million in 1999 and related entirely to our recapitalization.

    STOCK-BASED EXPENSE. Stock-based expense totaled $5.0 million in 2000, consisting of non-cash charges of $298,000 in connection with the amortization of deferred compensation associated with employee stock option grants issued below fair market value, $3.8 million resulting from the sale of equity securities below fair market value and $907,000 in connection with the amortization of deferred compensation associated with equity incentives granted to certain consultants. Stock-based expense was not significant in 1999.

    TRANSACTION AND REORGANIZATION. Our predecessor company recorded approximately $6.5 million of transaction and reorganization expenses during the period from January 1, 1999 to December 7, 1999. These costs consisted primarily of $4.8 million of investment banking, consulting and advisory fees incurred by our predecessor company to identify and pursue financing alternatives leading up to our December 1999 recapitalization by Warburg Pincus and $1.3 million of management compensation costs where no ongoing service obligations existed.

    We recorded approximately $3.4 million of transaction and reorganization expenses during the period from December 8, 1999 to December 31, 1999. These amounts were largely attributable to $1.9 million of distributor close out costs incurred to eliminate duplicate distributors upon integrating the Wright and Cremascoli distribution channels, and $1.1 million incurred by us for recruitment and employee termination expenses based on an assessment of senior management personnel needs following our recapitalization and the Cremascoli acquisition.

    INTEREST EXPENSE, NET. Interest expense, net totaled $12.4 million in 2000 and $15.1 million in 1999. Interest expense, net during 2000 consisted entirely of interest associated with borrowings outstanding under our senior credit facilities, our subordinated notes and a non-cash expense for the amortization of deferred financing costs resulting from the origination of our senior credit facilities, offset partially by interest income on invested cash balances. Amounts for 1999 primarily relate to debt obligations that existed prior to our recapitalization.

    OTHER EXPENSE, NET. Other expense, net totaled $870,000 in 2000 and $683,000 in 1999. For each of these periods, other expense, net consisted primarily of net losses resulting from foreign currency fluctuations.

    PROVISION (BENEFIT) FOR INCOME TAXES. We recorded a tax benefit of $25,000 during the period from December 8 to December 31, 1999 and a tax provision of $1.5 million for the year ended December 31, 2000. The tax provision in 2000 primarily resulted from taxes incurred internationally, principally related to Cremascoli. The primary differences between our income tax provision (benefit) and that which would have resulted based upon the applicable statutory rates was the impact of the write-off of acquired in process research and development in 1999 and the impact of changes in the valuation allowance in both 1999 and 2000.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following table sets forth our results for the year ended December 31, 1999 on a pro forma basis as if both our December 1999 recapitalization and our acquisition of Cremascoli occurred on January 1, 1999. The pro forma financial information does not purport to be indicative of what would have occurred had the recapitalization and acquisition been made as of January 1, 1999 or the results that may occur in the future. Pro forma adjustments included reducing the 1999 cost of sales by

$2.0 million for inventory step-up charges and the elimination of the $11.7 million expense in 1999 related to the one-time write-off of acquired in-process research and development.

                                                                1999
(IN THOUSANDS)                                                ---------
Net sales...................................................  $141,523
Cost of sales...............................................    55,476
                                                              --------
  Gross profit..............................................    86,047
                                                              --------
Operating expenses:
  Selling, general and administrative.......................    73,077
  Research and development..................................     7,539
  Amortization of intangible assets.........................     5,112
  Stock-based expense.......................................       523
  Transaction and reorganization............................     9,910
                                                              --------
  Total operating expenses..................................    96,161
                                                              --------
  Loss from operations......................................  $(10,114)
                                                              ========

QUARTERLY RESULTS OF OPERATIONS

    The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2000 and 2001, respectively. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  2001 (UNAUDITED)
                                           ---------------------------------------------------------------
                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                                   (IN THOUSANDS)
Net sales................................     $45,333          $42,369         $39,062         $46,157
Cost of sales............................      13,672           12,981          11,314          13,384
                                              -------          -------         -------         -------
  Gross profit...........................      31,661           29,388          27,748          32,773
Operating expenses:
  Selling, general and administrative....      23,305           23,246          23,233          24,161
  Research and development...............       2,114            2,486           2,242           3,266
  Amortization of intangible assets......       1,297            1,355           1,372           1,325
  Stock-based expense....................         658              443             486             409
                                              -------          -------         -------         -------
Total operating expenses.................      27,374           27,530          27,333          29,161
                                              -------          -------         -------         -------
  Income from operations.................     $ 4,287          $ 1,858         $   415         $ 3,612
                                              =======          =======         =======         =======

                                                                  2000 (UNAUDITED)
                                           ---------------------------------------------------------------
                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                                   (IN THOUSANDS)
Net sales................................     $41,899          $39,260         $36,555         $39,838
Cost of sales............................      22,231           21,064          20,267          16,808
                                              -------          -------         -------         -------
  Gross profit...........................      19,668           18,196          16,288          23,030
Operating expenses:
  Selling, general and administrative....      21,150           20,469          19,444          21,750
  Research and development...............       1,789            2,258           2,027           2,316
  Amortization of intangible assets......       1,397            1,397           1,396           1,396
  Stock-based expense....................           2               19           2,893           2,115
                                              -------          -------         -------         -------
Total operating expenses.................      24,338           24,143          25,760          27,577
                                              -------          -------         -------         -------
  Loss from operations...................     $(4,670)         $(5,947)        $(9,472)        $(4,547)
                                              =======          =======         =======         =======

SEASONALITY

    Our net sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, we traditionally experience lower sales volumes in the summer months than throughout the rest of the year.

RELATED PARTY TRANSACTIONS

    We compensate each of our non-employee and non-stockholder representative directors $12,000 per year. Non-employee directors are directors who are neither our employees nor representatives of one of our stockholders. We compensate the Chairman of our audit committee an additional $18,000 per year and the Chairman of our board of directors an additional $38,000 per year. In addition, we reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending our board meetings. We do not compensate employee directors for board meeting attendance or activities.

LIQUIDITY AND CAPITAL RESOURCES

    In December 1999, an investment group led by Warburg Pincus acquired our predecessor company in a recapitalization that provided us with proceeds from new equity and subordinated debt issuances totaling $70.0 million and advances from a new senior credit facility totaling $60.0 million. Together, these funds were used to provide us with working capital for operations, to retire then-outstanding debt obligations and accrued interest totaling $110.0 million, as partial consideration for the acquisition of the former stockholders' equity interests for $9.2 million, to pay transaction and reorganization costs of $9.9 million and to pay acquisition costs of $2.9 million.

    We financed our acquisition of Cremascoli by issuing equity and subordinated debt in exchange for cash proceeds totaling $32.0 million and by adding a second senior credit facility to provide additional advances totaling $17.7 million. Subsequently, we issued additional equity and subordinated debt in exchange for cash proceeds totaling $11.5 million during 2000 and $250,000 during 2001.

    On July 18, 2001 we completed our IPO issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. We have used the net proceeds of our initial public offering to retire our subordinated notes plus accrued interest, totaling $39.4 million, all of our Euro-denominated senior credit facility plus interest, totaling approximately $14.0 million, and approximately $31.4 million of our dollar-denominated senior credit facility. Simultaneous with the closing of the IPO, all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the IPO, the remaining senior subordinated notes totaling approximately $13.1 million aggregate principal amount, which were held by Warburg Pincus, were converted into 1,125,000 shares of non-voting common stock.

    On August 1, 2001, we entered into a new five-year senior credit facility with a syndicate of commercial banks on more favorable terms than our prior senior credit facilities. The new senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the new senior credit facility, we used
$20 million in term loan proceeds from the new facility and existing cash balances to repay all remaining amounts outstanding plus accrued interest, totaling approximately $22.9 million, under our previous dollar-denominated senior credit facility. Thus, following our IPO, the use of proceeds and related transactions as described above, we have approximately $20 million of debt outstanding, excluding capitalized lease obligations.

    Borrowings under the new senior credit facility are guaranteed by all of our subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc., our wholly-owned subsidiary, and our other domestic subsidiaries. The new credit facility contains customary covenants including, among other things, restrictions on our ability to pay cash dividends, prepay debt, incur additional debt and sell assets. The new credit facility also requires us to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. At our option, borrowings under the new credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio.

    At December 31, 2001 we had contractual cash obligations and commercial commitments as follows:

                                                                 PAYMENTS DUE BY PERIOD
                                                  ----------------------------------------------------
                                                              LESS
                                                              THAN        1-3        4-5      AFTER
                                                   TOTAL     1 YEAR      YEARS      YEARS     5 YEARS
                                                  --------   --------   --------   --------   --------
Long-term debt..................................  $20,000    $ 2,750    $ 8,500    $ 8,750      $ --
Capital lease obligations.......................    4,212      1,354      2,287        425       146
Operating leases................................    6,726      2,684      3,299        585       158
Repurchase obligations..........................    2,588      2,588         --         --        --
Other long-term obligations.....................    4,133      1,752      1,906        475        --
                                                  -------    -------    -------    -------      ----
Total contractual cash obligations..............  $37,659    $11,128    $15,992    $10,235      $304
                                                  =======    =======    =======    =======      ====

    Our repurchase obligations consist of payments we are required to make to repurchase certain of our inventory owned by two stocking distributors whose distribution agreements are expiring and will not be renewed. Revenue related to this inventory has been appropriately deferred in accordance with SAB 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS".

    At December 31, 2001 we had cash and equivalents totaling approximately
$2.8 million, working capital totaling $47.5 million and availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.4 million. We generated approximately $800,000 of cash in operating activities during the year ended December 31, 2001 compared to $18.2 million of cash generated by operating activities during the year ended December 31, 2000. However, operating cash flows for the year ended December 31, 2001 were negatively affected by the payment of approximately $7.0 million in accrued interest on the senior subordinated notes paid off as a result of our initial public offering, and $4.0 million used in an intellectual property license settlement as described further in Note 15 to our consolidated financial statements. Additionally, in anticipation of new product launches during the first quarter of 2002, we increased our balance of inventory on hand at December 31, 2001, resulting in a negative impact on cash generated from operating activities in 2001 when compared to 2000 of approximately
$3.3 million. Cash used in operating activities totaled $13.8 million in 1999, reflecting the negative impact of one-time transaction and reorganization costs totaling $9.9 million related to our recapitalization, our acquisition of Cremascoli and the termination or modification of certain international distribution arrangements.

    Capital expenditures totaled approximately $16.8 million in 2001, $14.1 million in 2000, and $2.2 million for the full year in 1999. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $19.0 million in total for 2002, approximately $3.0 million of which we anticipate will be used for the implementation of a new enterprise computer system and $16.0 million of which we anticipate will be used for routine recurring capital expenditures, including surgical instruments.

    In January 2002, we received an interim award of $4.2 million in a commercial arbitration proceeding with a former business services provider of our predecessor company. In addition to the $4.2 million, we have filed a motion with the arbitration panel seeking reimbursement of legal fees, costs and expenses. We are awaiting a ruling on our motion and a final award. We have to date not recorded any income with respect to this matter in our statement of operations.

    In early March 2002, we anticipate completing our follow-on public offering for 6.0 million shares, not including its over-allotment option. Of the
6.0 million shares, 3.0 million of the shares will be offered by the Company, and the remaining 3.0 million shares will be offered by certain of the Company's stockholders. We will not receive any proceeds from the sale of its common stock to the public by the selling stockholders.

    We plan to use the net proceeds of the follow-on offering for general corporate purposes, including to fund working capital, expansion of our current product offerings through research and development, and acquisitions of technologies, products and companies. We have no present understandings, commitments or agreements with respect to any acquisitions. We anticipate our spending on research and development to remain consistent as a percentage of net sales with our past levels of spending. Pending these uses, we intend to invest the net proceeds of the offering in short-term, investment-grade securities.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

    Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our significant accounting policies include:

    SALES RETURNS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS. We make estimates of potential future product returns related to current period product revenues. In doing so, we analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales return reserve. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we estimate the uncollectibility of our accounts receivables. We specifically analyze our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $32.5 million and $27.4 million, net of allowance for doubtful accounts, at December 31, 2001 and 2000, respectively.

    EXCESS AND OBSOLETE INVENTORIES. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. A significant increase in the demand for our products could result in a decrease in the amount of excess inventory on hand while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. At December 31, 2001 and 2000, our inventory balance was $41.9 million and $37.9 million, respectively.

    PRODUCT LIABILITY CLAIMS. From time to time, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and estimable. We have recorded at least the minimum estimated liability related to those claims where there is a range of loss. Because of the uncertainties related to the likelihood and amount of loss on any other remaining pending claims, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of those claims. As additional information becomes available, we assess the potential liability related to our pending claims and revise our estimates. Future revisions in our estimates of the potential liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We make every effort to use the best information available to us in determining the level of product liability reserves and we believe our reserves are adequate.

    ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations.

    Management's judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $41.8 million and $40.4 million as of December 31, 2001 and 2000, respectively, due to uncertainties related to our ability to utilize, before expiration, some of our deferred tax assets, primarily consisting of the carry forward of certain net operating losses and general business tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to increase or decrease our valuation allowance which could materially impact our financial position and results of operations. $24.8 million of our valuation allowance was recorded during our recapitalization. To the extent that this portion of the valuation allowance is decreased, it will not result in a benefit to the tax provision, but will first reduce goodwill and then other intangible assets. As of December 31, 2001, we had a net deferred tax liability of $1.0 million. As of December 31, 2000, we had a net deferred tax asset of $320,000.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") 141, "BUSINESS COMBINATIONS", and SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". The two statements modify the method of accounting for business combinations initiated after June 30, 2001 and address the accounting for intangible assets. SFAS 141 is effective immediately and SFAS 142 became effective for the Company on January 1, 2002. Upon adoption of SFAS 142, we will no longer amortize goodwill, but will evaluate it for impairment at least annually. Additionally, in accordance with SFAS 142, we have reviewed the classification of our intangible assets and have determined that the net book value of our workforce intangible asset at December 31, 2001, net of associated deferred tax liabilities, of $2.0 million, should be reclassified into goodwill effective January 1, 2002. Because goodwill will not be amortized in 2002, we expect our amortization of intangible assets to be approximately $2.0 million less in 2002 than it would have been had SFAS 142 not been issued. During January 2002 we engaged an independent third party to determine the fair value of our reporting units as defined by SFAS 142. Because this third party appraisal is not yet final, we are unable to determine the impact of adopting SFAS 142, if any. However, we do not believe that we will incur a goodwill impairment charge associated with the adoption of this accounting principle.

    In July and August 2001, the FASB issued SFAS 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", and SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.
SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We implemented SFAS 144 on January 1, 2002 with no material impact on our financial position, results of operations, or cash flows. We are required to implement SFAS 143 as of January 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial position, results of operations, or cash flows.

    On January 1, 2001, we adopted SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" as amended by SFAS 138, which establishes accounting and reporting standards that require all derivative instruments to be recorded on the balance sheet as either an asset or liability and measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We have implemented a risk management policy to assist in managing our exposure to foreign currency fluctuations. During 2001 and 2000, our principal derivative instruments represented certain foreign currency contracts denominated in British pounds sterling to manage currency fluctuations on intercompany sales between certain Cremascoli subsidiaries. As these contracts are not specifically designated as hedges, the change in value is recognized in the accompanying consolidated statement of operations. For the year ended December 31, 2001 and 2000, we recorded $146,000 and $154,000, respectively, in gains on these foreign currency contracts. These contracts did not exist prior to 2000 and, thus, had no impact on our or our predecessor company's operations. At December 31, 2001, foreign currency futures contracts with an aggregate notional amount of L900,000 ($1.3 million) had a nominal fair market value. At December 31, 2000, foreign currency futures contracts with an aggregate notional amount of L5.0 million ($7.4 million) had a fair market value of $267,000 at the adoption date.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

    Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. On December 31, 2001, we had borrowings of $20.0 million under our credit facility which are subject to a variable rate, with a current rate of 4.03%. The carrying value of these borrowings approximates fair value due to the variable rate. An adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $200,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

FOREIGN CURRENCY RATE FLUCTUATIONS

    Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% of our total net sales were denominated in foreign currencies during the years ended December 31, 2001 and 2000, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

    A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the Euro and the yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro and the U.S. dollar and the yen. Except for limited rate stabilization activities between the British pound and the Euro, we do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           WRIGHT MEDICAL GROUP, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM JANUARY 1 TO DECEMBER 7, 1999,
              FOR THE PERIOD FROM DECEMBER 8 TO DECEMBER 31, 1999,
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS...................     45

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets...............................     46

  Consolidated Statements of Operations.....................     47

  Consolidated Statements of Cash Flows.....................     48

  Consolidated Statements of Changes in Stockholders' Equity
    (Deficit), Comprehensive Loss and Mandatorily Redeemable
    Convertible Preferred Stock.............................     49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................     53

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Stockholders of Wright Medical Group, Inc.

    We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (a Delaware corporation, formerly known as Wright Acquisition Holdings, Inc.) (the "Company") as of December 31, 2000 and 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit), comprehensive loss and mandatorily redeemable convertible preferred stock for the period from December 8, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001. We have also audited the consolidated statements of operations, cash flows and changes in stockholders' deficit, comprehensive loss and redeemable preferred stock of Wright Medical Technology, Inc. and subsidiaries (a Delaware corporation, the "Predecessor Company") for the period from January 1, 1999 to December 7, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wright Medical Group, Inc. and subsidiaries as of December 31, 2000 and 2001 and the consolidated results of its operations and its cash flows for the period from December 8, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001 and the results of operations and cash flows of Wright Medical Technology, Inc. for the period from January 1, 1999 to December 7, 1999, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 2 to the consolidated financial statements, on December 8, 1999, the Company changed its method of accounting for surgical instruments.

Arthur Andersen LLP

Memphis, Tennessee,
February 22, 2002

                           WRIGHT MEDICAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 16,300   $  2,770
  Restricted cash...........................................    15,483         --
  Accounts receivable, net..................................    27,381     32,479
  Inventories...............................................    37,894     41,878
  Prepaid expenses..........................................     2,052      3,506
  Deferred income taxes.....................................    13,259      9,131
  Other current assets......................................     2,823      3,234
                                                              --------   --------
    Total current assets....................................   115,192     92,998
Property, plant and equipment, net..........................    45,083     50,965
Intangible assets, net......................................    54,681     48,759
Other assets................................................     2,008        997
                                                              --------   --------
      Total assets..........................................  $216,964   $193,719
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable..........................................  $  7,936   $  8,530
  Accrued expenses and other current liabilities............    44,840     33,092
  Current portion of long-term obligations..................     8,396      3,830
                                                              --------   --------
    Total current liabilities...............................    61,172     45,452
Long-term obligations.......................................   112,283     19,804
Preferred stock dividends...................................     4,631         --
Deferred income taxes.......................................    12,939     10,131
Other liabilities...........................................    11,661      1,032
                                                              --------   --------
      Total liabilities.....................................   202,686     76,419
Commitments and contingencies (Note 15)
Mandatorily redeemable convertible preferred stock, $.01 par value, shares authorized--100,000; shares issued and
  outstanding--27,311 in 2000; aggregate preferential
  distribution of $82,798 at December 31, 2000..............    91,254         --
Stockholders' equity (deficit):
  Common stock, voting, $.01 par value, shares
    authorized--70,000; shares issued and outstanding--48 in
    2000, 23,258 in 2001....................................         1        233
  Common stock, non-voting, $.01 par value, shares
    authorized--30,000; shares issued and outstanding--5,289
    in 2001.................................................        --         53
  Additional paid-in capital................................     4,769    207,197
  Deferred compensation.....................................    (2,834)    (4,798)
  Accumulated other comprehensive loss......................    (1,802)    (3,238)
  Accumulated deficit.......................................   (77,110)   (82,147)
                                                              --------   --------
    Total stockholders' equity (deficit)....................   (76,976)   117,300
                                                              --------   --------
                                                              $216,964   $193,719
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WRIGHT MEDICAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    PREDECESSOR
                                                      COMPANY                 WRIGHT MEDICAL GROUP, INC.
                                                    ------------   ------------------------------------------------
                                                    PERIOD FROM    PERIOD FROM
                                                    JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED         YEAR ENDED
                                                    DECEMBER 7,    DECEMBER 31,    DECEMBER 31,        DECEMBER 31,
                                                       1999            1999            2000               2001
                                                    ------------   -------------   -----------------   ------------
Net sales.........................................  $   101,194     $     7,976       $  157,552         $172,921
Cost of sales.....................................       44,862           4,997           80,370           51,351
                                                    -----------     -----------       ----------         --------
      Gross profit................................       56,332           2,979           77,182          121,570
Operating expenses:
  Selling, general and administrative(1)..........       47,547           4,837           82,813           93,945
  Research and development(2).....................        5,857             508            8,390           10,108
  Amortization of intangible assets...............        2,334             466            5,586            5,349
  Stock-based expense.............................          523              --            5,029            1,996
  Transaction and reorganization..................        6,525           3,385               --               --
  Acquired in-process research and development
    costs.........................................           --          11,731               --               --
                                                    -----------     -----------       ----------         --------
    Total operating expenses......................       62,786          20,927          101,818          111,398
                                                    -----------     -----------       ----------         --------
    Income (loss) from operations.................       (6,454)        (17,948)         (24,636)          10,172
Interest expense, net.............................       13,196           1,909           12,446            7,809
Other expense, net................................          616              67              870              685
                                                    -----------     -----------       ----------         --------
    Income (loss) before income taxes and
      extraordinary item..........................      (20,266)        (19,924)         (37,952)           1,678
Provision (benefit) for income taxes..............          190             (25)           1,541            1,574
                                                    -----------     -----------       ----------         --------
    Income (loss) before extraordinary item.......      (20,456)        (19,899)         (39,493)             104
    Extraordinary loss on early retirement of
      debt, net of taxes..........................           --              --               --           (1,611)
                                                    -----------     -----------       ----------         --------
    Net loss......................................  $   (20,456)    $   (19,899)      $  (39,493)        $ (1,507)
                                                    ===========     ===========       ==========         ========
Net loss per share (Note 9):
  Net loss........................................                  $   (19,899)      $  (39,493)        $ (1,507)
  Accrued preferred stock dividends...............                         (230)          (4,401)          (2,546)
  Deemed preferred stock dividends on beneficial
    conversion feature............................                           --          (13,087)              --
                                                                    ===========       ==========         ========
  Net loss applicable to common stockholders......                  $   (20,129)      $  (56,981)        $ (4,053)
                                                                    ===========       ==========         ========
  Net loss per common share, basic & diluted:
    Loss before extraordinary item................                  $(27,918.17)      $(3,405.71)        $  (0.19)
    Extraordinary charge..........................                           --               --         $  (0.12)
                                                                    -----------       ----------         --------
                                                                    $(27,918.17)      $(3,405.71)        $  (0.31)
                                                                    -----------       ----------         --------
  Weighted average number of common shares
    outstanding...................................                            1               17           13,195
                                                                    ===========       ==========         ========
Unaudited pro forma net loss per share (Note 9):
  Net loss applicable to common stockholders......                                    $  (39,493)        $ (1,507)
                                                                                      ==========         ========
  Net loss per common share, basic and diluted:
    Loss before extraordinary item................                                    $    (2.29)        $   0.00
    Extraordinary charge..........................                                    $       --         $  (0.07)
                                                                                      $    (2.29)        $  (0.06)
                                                                                      ==========         ========
    Weighted-average number of common shares
      outstanding.................................                                        17,260           23,544
                                                                                      ==========         ========

------------------------------

(1) Amounts presented are exclusive of $465, $4,909, and $1,896 in stock-based expense for 1999, 2000, and 2001, respectively.

(2) Amounts presented are exclusive of $58, $120, and $100 in stock-based expense for 1999, 2000 and 2001, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                           WRIGHT MEDICAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             WRIGHT MEDICAL GROUP, INC.
                                          PREDECESSOR COMPANY   ----------------------------------------------------
                                          -------------------   PERIOD FROM
                                           PERIOD FROM          DECEMBER 8 TO        YEAR ENDED         YEAR ENDED
                                          JANUARY 1 TO          DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                          DECEMBER 7, 1999          1999                2000              2001
                                          -------------------   -----------------   -----------------   ------------
Cash flow from operating activities:
  Net loss..............................       $(20,456)            $(19,899)           $(39,493)         $(1,507)
  Non-cash items included in net loss:
  Depreciation..........................          6,236                  489              11,008           10,096
  Amortization of deferred financing
    costs...............................          1,040                   30                 457              522
  Amortization of intangible assets.....          2,334                  466               5,586            5,349
  Provision for inventory reserves......          8,098                  680               4,479            2,928
  Inventory step-ups expensed in cost of
    sales...............................             --                2,002              29,081               --
  Acquired in-process research and
    development costs...................             --               11,731                  --               --
  Deferred income taxes.................             --                   --               1,087            1,047
  Stock-based expenses..................            523                   --               5,029            1,996
  Debt extinguishment...................             --                   --                  --            1,589
  Other.................................            542                 (841)               (457)            (283)
  Changes in operating assets and
    liabilities:
    Accounts receivable.................         (3,340)                (701)             (4,305)          (5,541)
    Inventories.........................         (2,396)                (140)             (4,092)          (7,413)
    Other current assets................             93               (2,943)              2,079             (688)
    Accounts payable....................            250               (3,188)               (955)             964
    Accrued expenses and other
      liabilities.......................         15,990              (10,387)              8,647           (8,241)
                                               --------             --------            --------          -------
Net cash provided by (used in) operating
  activities............................          8,914              (22,701)             18,151              818
                                               --------             --------            --------          -------
Cash flow from investing activities:
  Capital expenditures..................         (2,179)                 (11)            (14,109)         (16,764)
  Business acquisitions including
    escrowed funds, net of cash
    acquired............................             --              (22,399)                 --               --
  Escrow release (Note 3)...............                                                                    1,208
  Other.................................             --                   --                  --               (2)
                                               --------             --------            --------          -------
Net cash used in investing activities...         (2,179)             (22,410)            (14,109)         (15,558)
                                               --------             --------            --------          -------
Cash flow from financing activities:
  Issuance of common stock..............             --                   --                  --           85,279
  Proceeds from bank and other
    financing...........................             --               79,172                  --           21,854
  Payments of bank and other
    financing...........................         (6,105)            (126,217)             (5,498)         (72,809)
  Issuance (payments) of senior
    subordinated notes..................             --               37,404               4,226          (32,326)
  Issuance of preferred stock...........             --               64,596               7,300              158
  Payment of deferred financing costs...             --               (3,111)                 --             (784)
                                               --------             --------            --------          -------
Net cash (used in) provided by financing
  activities............................         (6,105)              51,844               6,028            1,372
                                               --------             --------            --------          -------
Effect of exchange rates on cash and
  cash equivalents......................             --                   --                (503)            (162)
Net increase (decrease) in cash and cash
  equivalents...........................            630                6,733               9,567          (13,530)
Cash and cash equivalents, beginning of
  period................................            579                   --               6,733           16,300
                                               --------             --------            --------          -------
Cash and cash equivalents, end of
  period................................       $  1,209             $  6,733            $ 16,300          $ 2,770
                                               ========             ========            ========          =======
Supplemental disclosure of cash flow
  information:
  Cash paid for interest................       $  7,217             $ 15,128            $  7,952          $11,071
                                               ========             ========            ========          =======
  Cash paid for income taxes............       $     92             $     12            $    737          $   894
                                               ========             ========            ========          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        WRIGHT MEDICAL TECHNOLOGY, INC.
                             (PREDECESSOR COMPANY)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT, COMPREHENSIVE LOSS
                         AND REDEEMABLE PREFERRED STOCK
            FOR THE PERIOD FROM JANUARY 1, 1999 TO DECEMBER 7, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                              SERIES B AND C            SERIES A
                             PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK
                           --------------------   --------------------   ---------------------   ADDITIONAL
                            NUMBER                 NUMBER                  NUMBER                PAID-IN      ACCUMULATED
                           OF SHARES    AMOUNT    OF SHARES   AMOUNT     OF SHARES    AMOUNT     CAPITAL       DEFICIT
                           ---------   --------   ---------   --------   ----------   --------   ----------   ------------
Balance at December 31,
  1998...................  1,150,000   $106,467    915,325       $9      10,685,080     $11       $57,428      $(188,676)
Net loss.................        --          --         --       --              --      --            --        (20,456)
Foreign currency
  translation
  adjustment.............        --          --         --       --              --      --            --             --
Total comprehensive
  loss...................        --          --         --       --              --      --            --             --
Issuance of common
  stock..................        --          --         --       --           3,000      --           216             --
Preferred stock
  dividends..............        --          --         --       --              --      --            --        (13,236)
Write-off of notes
  receivable from
  stockholders...........        --          --         --       --              --      --          (743)            --
Accretion of preferred
  stock discount.........        --       5,975         --       --              --      --            --         (5,975)
                           ---------   --------    -------       --      ----------     ---       -------      ---------
Balance at December 7,
  1999 (prior to
  acquisition)...........  1,150,000   $112,442    915,325       $9      10,688,080     $11       $56,901      $(228,343)
                           =========   ========    =======       ==      ==========     ===       =======      =========

                           ACCUMULATED       NOTES
                             OTHER          RECEIVABLE                  TOTAL
                           COMPREHENSIVE      FROM         TREASURY   STOCKHOLDERS'
                           INCOME (LOSS)    SHAREHOLDERS   STOCK       DEFICIT
                           --------------   ------------   --------   ------------
Balance at December 31,
  1998...................     $   (51)         $(764)        $(2)      $(132,045)
Net loss.................          --             --          --         (20,456)
Foreign currency
  translation
  adjustment.............      (1,089)            --          --          (1,089)
                                                                       ---------
Total comprehensive
  loss...................          --             --          --         (21,545)
Issuance of common
  stock..................          --             --          --             216
Preferred stock
  dividends..............          --             --          --         (13,236)
Write-off of notes
  receivable from
  stockholders...........          --            743          --              --
Accretion of preferred
  stock discount.........          --             --          --          (5,975)
                              -------          -----         ---       ---------
Balance at December 7,
  1999 (prior to
  acquisition)...........     $(1,140)         $ (21)        $(2)      $(172,585)
                              =======          =====         ===       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WRIGHT MEDICAL GROUP, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT, COMPREHENSIVE LOSS
                                      AND
               MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
           FOR THE PERIOD FROM DECEMBER 8, 1999 TO DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          SERIES A, B, AND C
                                              MANDATORILY
                                              REDEEMABLE
                                              CONVERTIBLE            COMMON STOCK                              ACCUMULATED
                                            PREFERRED STOCK      --------------------                            OTHER
                                         ---------------------   NUMBER                 ADDITIONAL             COMPREHENSIVE
                                         NUMBER OF                OF                    PAID-IN    ACCUMULATED   INCOME
                                           SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL    DEFICIT       (LOSS)
                                         ----------   --------   --------   ---------   --------   ---------   -----------
Initial capitalization and
  acquisition of predecessor company...  15,840,000   $50,333      721      $     --    $(2,784)   $     --     $      --
Net loss...............................          --        --       --            --         --     (19,899)           --
Foreign currency translation...........          --        --       --            --         --          --            79
Total comprehensive loss...............          --        --       --            --         --          --            --
Series A preferred stock issuance......   3,564,401    11,289       --            --         --          --            --
Series B preferred stock issuance......   2,919,626     9,245       --            --         --          --            --
Preferred stock dividends..............          --        --       --            --         --        (230)           --
                                         ----------   -------      ---      ---------   -------    --------     ---------
Balance at December 31, 1999...........  22,324,027   $70,867      721      $     --    $(2,784)   $(20,129)    $      79
                                         ==========   =======      ===      =========   =======    ========     =========

                                           TOTAL
                                         STOCKHOLDERS'
                                          DEFICIT
                                         ----------
Initial capitalization and
  acquisition of predecessor company...   $ (2,784)
Net loss...............................    (19,899)
Foreign currency translation...........         79
                                          --------
Total comprehensive loss...............    (19,820)
Series A preferred stock issuance......         --
Series B preferred stock issuance......         --
Preferred stock dividends..............       (230)
                                          --------
Balance at December 31, 1999...........   $(22,834)
                                          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WRIGHT MEDICAL GROUP, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT, COMPREHENSIVE LOSS
                                      AND
               MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        SERIES A, B, AND C
                                            MANDATORILY
                                            REDEEMABLE
                                            CONVERTIBLE            COMMON STOCK
                                          PREFERRED STOCK      --------------------
                                       ---------------------   NUMBER                 ADDITIONAL
                                       NUMBER OF                 OF                   PAID-IN    ACCUMULATED DEFERRED
                                         SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL    DEFICIT     COMPENSATION
                                       ----------   --------   --------   ---------   --------   ---------   ----------
Balance at December 31, 1999.........  22,324,027   $70,867        721    $     --    $(2,784)   $(20,129)    $    --
2000 Activity:
Net loss.............................          --        --         --          --         --     (39,493)         --
Foreign currency translation.........          --        --         --          --         --          --          --
Total comprehensive loss.............
Issuance of common stock.............          --        --     46,878           1        609          --          --
Series B preferred stock exchange....    (376,868)   (1,193)        --          --         --          --          --
Series C preferred stock issuance....   5,363,771     8,493         --          --      3,812          --          --
Beneficial conversion feature of               --    13,087         --          --         --     (13,087)         --
  Series C preferred stock...........
Preferred stock dividends............          --        --         --          --         --      (4,401)         --
Deferred stock-based compensation....          --        --         --          --      3,132          --      (3,132)
Stock-based compensation.............          --        --         --          --         --          --         298
                                       ----------   -------     ------    ---------   -------    --------     -------
Balance at December 31, 2000.........  27,310,930   $91,254     47,599    $      1    $ 4,769    $(77,110)    $(2,834)
                                       ==========   =======     ======    =========   =======    ========     =======

                                       ACCUMULATED
                                         OTHER
                                       COMPREHENSIVE   TOTAL
                                        INCOME       STOCKHOLDERS'
                                        (LOSS)        DEFICIT
                                       -----------   ----------
Balance at December 31, 1999.........    $    79      $(22,834)
2000 Activity:
Net loss.............................         --       (39,493)
Foreign currency translation.........     (1,881)       (1,881)
                                                      --------
Total comprehensive loss.............                  (41,374)
Issuance of common stock.............         --           610
Series B preferred stock exchange....         --            --
Series C preferred stock issuance....         --         3,812
Beneficial conversion feature of              --       (13,087)
  Series C preferred stock...........
Preferred stock dividends............         --        (4,401)
Deferred stock-based compensation....         --            --
Stock-based compensation.............         --           298
                                         -------      --------
Balance at December 31, 2000.........    $(1,802)     $(76,976)
                                         =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WRIGHT MEDICAL GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT),
                             COMPREHENSIVE LOSS AND
               MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     SERIES A, B AND C
                                        MANDATORILY
                                   REDEEMABLE CONVERTIBLE                               COMMON STOCK,
                                      PREFERRED STOCK       COMMON STOCK, VOTING          NON-VOTING
                                   ----------------------   ---------------------   ----------------------   ADDITIONAL
                                    NUMBER OF               NUMBER OF               NUMBER OF                PAID-IN
                                     SHARES      AMOUNT       SHARES     AMOUNT       SHARES      AMOUNT     CAPITAL
                                   -----------   --------   ----------   --------   ----------   ---------   ---------
Balance at December 31, 2000.....   27,310,930   $91,254       47,599      $  1            --    $     --    $  4,769
2001 Activity:
Net loss.........................           --        --           --        --            --          --          --
Foreign currency translation.....           --        --           --        --            --          --          --
Total comprehensive loss.........
Issuance of common stock, net of
  costs..........................           --        --    7,770,729        78            --          --      85,999
Series C preferred stock
  issuance.......................      114,997       181           --        --            --          --         362
Preferred stock dividends........           --        --           --        --            --          --          --
Conversion of preferred stock
  into common stock..............  (27,425,927)  (91,435)   13,604,455      136     5,998,344          60      98,418
Conversion of senior subordinated
  notes into common stock........           --        --           --        --     1,125,000          11      14,051
Conversion of non-voting common
  stock to voting common stock...           --        --    1,834,749        18     (1,834,749)       (18)         --
Deferred stock-based
  compensation...................           --        --           --        --            --          --       3,598
Stock-based compensation.........           --        --           --        --            --          --          --
                                   -----------   -------    ----------     ----     ----------   ---------   --------
Balance at December 31, 2001.....           --        --    23,257,532     $233     5,288,595    $     53    $207,197
                                   ===========   =======    ==========     ====     ==========   =========   ========

                                                                 ACCUMULATED
                                                                   OTHER           TOTAL
                                   ACCUMULATED    DEFERRED       COMPREHENSIVE   STOCKHOLDERS'
                                    DEFICIT      COMPENSATION    INCOME (LOSS)    DEFICIT
                                   -----------   -------------   -------------   ------------
Balance at December 31, 2000.....   $(77,110)       $(2,834)        $(1,802)       $(76,976)
2001 Activity:
Net loss.........................     (1,507)            --              --          (1,507)
Foreign currency translation.....         --             --          (1,436)         (1,436)
                                                                                   --------
Total comprehensive loss.........                                                    (2,943)
Issuance of common stock, net of
  costs..........................         --             --              --          86,077
Series C preferred stock
  issuance.......................         --             --              --             362
Preferred stock dividends........     (2,546)            --              --          (2,546)
Conversion of preferred stock
  into common stock..............         --             --              --          98,614
Conversion of senior subordinated
  notes into common stock........       (984)            --              --          13,078
Conversion of non-voting common
  stock to voting common stock...         --             --              --              --
Deferred stock-based
  compensation...................         --         (3,598)             --              --
Stock-based compensation.........         --          1,634              --           1,634
                                    --------        -------         -------        --------
Balance at December 31, 2001.....   $(82,147)       $(4,798)        $(3,238)       $117,300
                                    ========        =======         =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WRIGHT MEDICAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS:

    Wright Medical Group, Inc. (the "Company") is a global medical device company specializing in the design, manufacture and marketing of orthopaedic implants and bio-orthopaedic materials used in joint reconstruction and bone regeneration. The Company is focused on the reconstructive joint device and bio-orthopaedic materials sectors of the orthopaedic industry. The Company markets its products through independent representatives in the United States and through a combination of employee representatives, independent representatives and stocking distributors in its international markets. The Company is headquartered in suburban Memphis, Tennessee.

    The Company was incorporated on November 23, 1999 as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus Equity Partners, L.P. ("Warburg") acquired majority ownership of the predecessor company, Wright Medical Technology, Inc. ("Wright" or the "Predecessor Company"). As more fully described in Note 3, this transaction, which represents a recapitalization of Wright and the inception of the Company in its present form, was accounted for using the purchase method of accounting. The financial statements and accompanying notes present the historical cost basis results of the Predecessor Company for the period from January 1, 1999 through its acquisition on December 7, 1999, and the results of the Company, as successor to Wright, for periods thereafter.

    As more fully described in Note 3, on December 22, 1999 the Company acquired all of the outstanding common stock of Cremascoli Ortho Holding S.A. ("Cremascoli"), an orthopaedic medical device company headquartered in Toulon, France. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Cremascoli have been included in the Company's consolidated financial statements from the date of acquisition.

    On July 18, 2001, the Company completed its initial public offering (the "IPO"), issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds from the IPO to repay debt (see Note 10).

    The Company's future success is dependent upon a number of factors which include, among others, the success of its principal product lines, its ability to compete with other orthopaedic medical product companies, continued development of new products and technologies, continued recommendation and endorsement of its products by key surgeons, compliance with government regulations, maintaining adequate levels of reimbursement for its products, operating successfully in international markets, maintaining adequate access to materials supply, enforcing and defending its claims to intellectual property, the performance of its independent distributor network, reliance on key personnel, and the ability to obtain adequate financing to support its future growth.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates

                           WRIGHT MEDICAL GROUP, INC.

relate to the determination of allowances for doubtful accounts and sales returns, excess and obsolete inventories, product liability claims and the need for a valuation allowance on deferred tax assets.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.

    ALLOWANCE FOR SALES RETURNS. The Company maintains an allowance for anticipated future returns of products by customers, which is established at the time of sale. An allowance for sales returns of $885,000 and $643,000 is included as a reduction of trade receivables at December 31, 2000 and 2001, respectively.

    INVENTORIES. The Company's inventories are valued at the lower of cost or market on a first-in, first-out ("FIFO") basis. Inventory costs include material, labor costs and manufacturing overhead. Inventory reserves are established to reduce the carrying amount of obsolete and excess inventory to its net realizable value. The Company principally follows an inventory reserve formula that reserves inventory balances based on historic and forecasted sales.

    PROPERTY, PLANT AND EQUIPMENT. The Company's property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets held under capital leases, is provided on a straight-line basis over estimated useful lives of 15 to 20 years for land improvements, 10 to 45 years for buildings, 3 to 11 years for machinery and equipment and 4 to 14 years for furniture, fixtures and office equipment, or term of related lease, whichever is shorter. Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

    Instruments used by surgeons during implant procedures of the Company's products that are permanently held by the Company are included in property, plant and equipment and are depreciated on a straight-line basis over periods not to exceed six years.

    CHANGE IN ACCOUNTING POLICY. On December 8, 1999, the Company changed its accounting policy for surgical instruments. Prior to this change in accounting policy, the Predecessor Company principally classified surgical instruments as inventory as these instruments were held for sale to independent distributors and surgeons. However, beginning on December 8, 1999, the Company has classified these surgical instruments as a component of property, plant and equipment as the Company will principally loan these instruments to surgeons or in some cases rent these instruments to distributors who subsequently loan them to surgeons for the implantation of the Company's products.

    The surgical instruments reclassified to property, plant and equipment will be amortized over a period of one to five years based upon an assessment of the instrument's remaining useful life. At December 8, 1999, the effect of this change in accounting policy resulted in a reclassification of $11.9 million in surgical instruments from inventories to property, plant and equipment. There was not a material cumulative impact on the Company's statement of operations related to this change.

    INTANGIBLE ASSETS. Intangible assets consist of goodwill and purchased intangibles amortized on a straight-line basis over 10 to 13 years for completed technology, 5 years for workforce, 10 years for distribution channels, 15 years for trademarks and 20 years for goodwill. The Company continually evaluates the periods of amortization to determine whether events and circumstances, such as effects of competition, obsolescence and other economic factors, warrant revision of useful lives. See related discussion in "RECENT PRONOUNCEMENTS" section of this footnote.

                           WRIGHT MEDICAL GROUP, INC.

    VALUATION OF LONG-LIVED ASSETS. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment, and intangible assets, when events and circumstances indicate that these assets may have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from the use of such assets are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

    CONCENTRATIONS OF CREDIT RISK. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and health care sectors in the United States and several other countries or with stocking distributors that operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries' national economies and health care systems.

    At December 31, 2000 and 2001, the Company's allowance for doubtful accounts totaled $2.3 million and $1.9 million, respectively.

    INCOME TAXES. Income taxes are accounted for pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) 109, "ACCOUNTING FOR INCOME TAXES." This statement requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Provisions for federal income taxes are not made on the undistributed earnings of foreign subsidiaries where the subsidiaries do not have the capability to remit earnings in the foreseeable future and when earnings are considered permanently invested. Deferred taxes on these undistributed earnings of foreign subsidiaries at December 31, 2000 and 2001 are not material to the Company's financial position.

    REVENUE RECOGNITION. The Company recognizes revenue upon shipment of product to customers. For inventory held on consignment, revenue is recognized when evidence of customer acceptance is obtained. In limited instances, the Company has agreed to repurchase inventory from certain international stocking distributors if such inventory is not acquired by a third party customer. In these instances, revenue is deferred until evidence is obtained that such inventory has been sold to a third party customer. At December 31, 2000 and 2001, deferred revenue related to those arrangements totaled $2.2 million and $1.2 million, respectively.

    SHIPPING AND HANDLING COSTS. The Company incurs shipping and handling costs associated with the shipment of goods to customers, independent distributors and its subsidiaries. All shipping and handling amounts billed to customers are included in net sales. All shipping and handling costs are recorded in selling, general, and administrative expenses.

    RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to expense as incurred. In-process research and development activities of $11.7 million acquired in connection with the Wright acquisition were expensed immediately upon consummation of the acquisition (see Note 3).

    FOREIGN CURRENCY TRANSLATION. The financial statements of the Company's international subsidiaries are translated into U.S. dollars using the end of period exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of

                           WRIGHT MEDICAL GROUP, INC.

comprehensive income (loss). Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in other income (expense).

    STOCK-BASED COMPENSATION. The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Nonemployee stock-based compensation is accounted for in accordance with SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION."

    COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between the Company's net income (loss) and comprehensive income (loss) is principally attributable to foreign currency translation.

    STOCK SPLIT. In August 2000, the Company's certificate of incorporation was amended increasing its authorized shares for each class of stock and the Board of Directors authorized that all classes of the Company's common stock be split two for one. Also at the Board's direction, in July 2001 upon successful completion of the Company's IPO, the Company's common shares were reverse-split 1 for 2.75. All share and per share information in the consolidated financial statements for the Company have been restated to give effect to these adjustments.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value of these financial instruments at December 31, 2000 and 2001 due to their short maturities or variable rates.

    The carrying value of the Company's subordinated notes approximates fair value, evidenced by the issuance of additional subordinated notes in December 2000 with terms substantially similar to the previously issued subordinated notes.

    The Company's Series A, Series B and Series C Preferred Stock described in
Note 11 are specialized instruments with various terms and preferential treatment which render it impractical to determine the fair value.

    SUPPLEMENTAL NON-CASH DISCLOSURES. In July 2001, simultaneous with the closing of the Company's IPO, the Company converted all of its outstanding mandatorily redeemable, convertible preferred stock, including accrued dividends, totaling approximately $98.6 million, into common stock. Also in connection with the IPO, senior subordinated notes totaling approximately
$13.1 million were converted into 1,125,000 shares of non-voting common stock, resulting in an equity distribution of approximately $1.0 million. Additionally, the resolution of the Company's escrow liabilities (see Note 3) resulted in an increase in goodwill of approximately $1.1 million.

    During 2000, the Company issued Warburg 753,736 shares of Series C voting preferred stock in exchange for 376,868 shares of Series B non-voting preferred stock. At the time of the exchange, both the Series C shares received and the Series B shares exchanged were convertible into 274,086 shares of common stock. During the period from December 8 to December 31, 1999, the Company issued Series A preferred stock, common stock, warrants and senior subordinated debt totaling $9.8 million as a portion of the total consideration paid to the Wright and Cremascoli shareholders in exchange for all of the outstanding common and preferred stock of Wright and Cremascoli (see Note 3).

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                           WRIGHT MEDICAL GROUP, INC.

    RECENT PRONOUNCEMENTS. On June 30, 2001, the FASB issued two new pronouncements: SFAS 141, "BUSINESS COMBINATIONS", and SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". The two statements modify the method of accounting for business combinations initiated after June 30, 2001 and address the accounting for intangible assets. In accordance with the provisions of the standards, the Company adopted SFAS 141 upon issuance, and SFAS 142 on January 1, 2002. Thus, effective January 1, 2002 the Company no longer amortizes goodwill, but will evaluate it for impairment at least annually. See Note 7 for further details. During January 2002 the Company engaged an independent third party to determine the fair value of its reporting units as defined by SFAS 142. Because this third party appraisal is not yet final, the Company is unable to determine the impact of adopting SFAS 142, if any. However, the Company does not believe that it will incur an impairment charge associated with the adoption of this accounting principle.

    In July and August 2001, the FASB issued SFAS 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", and SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.
SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company implemented SFAS 144 on January 1, 2002, with no material impact on our financial position, results of operations, or cash flows. The Company is required to implement SFAS 143 as of January 1, 2003. The Company believes the adoption of SFAS 143 will not have a material impact on the Company's financial position, results of operations, or cash flows.

    On January 1, 2001, the Company adopted SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" as amended by SFAS 138, which establishes accounting and reporting standards that require all derivative instruments to be recorded on the balance sheet as either an asset or liability and measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has implemented a risk management policy to assist in managing its exposure to foreign currency fluctuations. During 2001 and 2000, its principal derivative instruments represented certain foreign currency contracts denominated in British pounds sterling to manage currency fluctuations on intercompany sales between certain Cremascoli subsidiaries. As these contracts are not specifically designated as hedges, the change in value is recognized in the accompanying consolidated statement of operations. For the year ended December 31, 2001 and 2000, the Company recorded $146,000 and $154,000, respectively, in gains on these foreign currency contracts. These contracts did not exist prior to 2000 and, thus, had no impact on the Company's or Predecessor Company's operations. At December 31, 2001, foreign currency futures contracts with an aggregate notional amount of L900,000 ($1.3 million) had a nominal fair market value. At December 31, 2000, foreign currency futures contracts with an aggregate notional amount of L5.0 million ($7.4 million) had a fair market value of $267,000 at the adoption date.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB 101 outlines the basic criteria that must be met before registrants can record revenue under existing rules and addresses revenue recognition for transactions not addressed by existing rules. The Company's accounting policies are in compliance with the provisions of SAB 101.

3.  ACQUISITIONS:

    On December 7, 1999, the investment group led by Warburg received from the Company Series A preferred stock, common stock and senior subordinated debt in exchange for $70.0 million in cash. Concurrently, the Company acquired all of the outstanding shares of common and preferred stock of

                           WRIGHT MEDICAL GROUP, INC.

Wright for $9.2 million in cash, of which $3.5 million was placed in escrow (see
Note 15), and the issuance of 1,840,000 shares of the Company's Series A preferred stock valued at $5.8 million, 121 shares of common stock valued at $529, 334,545 warrants valued at $193,000 and senior subordinated debt valued at $3.4 million. In addition, the Company borrowed approximately $60.0 million under a term loan as further described in Note 10. This recapitalization and related acquisition was accounted for using the purchase method of accounting and represents the inception of the Company in its present form.

    Former Wright shareholders retained a 17% voting interest in the Company after the acquisition. The equity interest of former Wright shareholders that became shareholders of the Company was recorded at its carryover basis. Accordingly, the assets acquired and liabilities assumed in connection with the acquisition were recorded at 17% of their historical carrying value and 83% of their fair value at the date of acquisition. Total consideration paid for the outstanding preferred and common stock of Wright was $21.5 million, including acquisition costs of $2.9 million, and has been allocated as follows (in thousands):

Current assets, excluding inventory.........................             $  23,509
Inventories.................................................                57,969
Acquired in-process research and development................                11,731
Identifiable intangible assets:
  Completed technology......................................   11,008
  Workforce.................................................    4,825
  Distribution channels.....................................    5,442
  Trademarks................................................    2,372
  Other.....................................................      915
                                                               ------
Total identifiable intangible assets........................                24,562
Other assets................................................                34,601
Goodwill....................................................                 9,988
Accounts payable and accrued expenses.......................               (30,466)
Debt........................................................              (100,376)
Other liabilities...........................................               (10,044)
                                                                         ---------
                                                                         $  21,474
                                                                         =========

    On December 22, 1999, the Company acquired all of the equity ownership of Cremascoli. The Company paid the Cremascoli stockholders $4.2 million in cash and issued 84,027 shares of its Series A preferred stock valued at $266,000 and senior subordinated debt valued at $166,000. Additionally, the Company placed $14.1 million in escrow consisting of 230,306 shares of Series A preferred stock ($700,000) and senior subordinated debt of $422,000 and the remainder in the form of cash related to this acquisition. Concurrent with the acquisition of Cremascoli, the investment group led by Warburg contributed cash of $32.0 million to the Company in exchange for the Company's Series A and B preferred stock and senior subordinated debt. In addition, the Company borrowed approximately $17.7 million (17.5 million Euros) under a term loan as further described in Note 10.

                           WRIGHT MEDICAL GROUP, INC.

    The Cremascoli acquisition was accounted for using the purchase method of accounting. Total consideration paid for the outstanding preferred and common stock of Cremascoli was $16.2 million, including acquisition costs of $0.6 million, and has been allocated as follows (in thousands):

Current assets, excluding inventory.........................             $ 15,065
Inventories.................................................               15,914
Identifiable intangible assets:
  Completed technology......................................      608
  Workforce.................................................      818
  Distribution channels.....................................   15,298
                                                               ------
Total identifiable intangible assets........................               16,724
Other assets................................................               13,027
Goodwill....................................................                8,218
Accounts payable and accrued expenses.......................              (18,491)
Debt........................................................              (27,693)
Other liabilities...........................................               (6,590)
                                                                         --------
                                                                         $ 16,174
                                                                         ========

    Upon completion of a final evaluation of Cremascoli's net assets and the resolution of potential income tax liabilities and environmental matters, the escrowed funds were released during the fourth quarter of 2001, $12.2 million to the Cremascoli stockholders and other third parties, and $1.9 million to the Company. Of the amounts released to the Cremascoli stockholders and other third parties during 2001, only $1.1 million resulted in goodwill being recorded in 2001 (in addition to the $8.2 million recorded above) as the remainder had previously been considered part of the acquisition consideration at the original date of purchase.

    In connection with the acquisitions of Wright and Cremascoli, the Company conducted a valuation of the intangible assets acquired. The value assigned to purchased in-process research and development ("IPRD") was $11.7 million of the purchase price for Wright. There was no IPRD identified for Cremascoli. IPRD represented IPRD that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were expensed in the period from December 8, 1999 to December 31, 1999 following consummation of the acquisition of Wright. The value assigned to IPRD was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the IPRD into commercially viable products, estimating the resulting cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate utilized in discounting the net cash flows from IPRD was 22% for Wright products. This discount rate reflects uncertainties surrounding the successful development of the IPRD.

    The Company estimated costs required to obtain regulatory approvals and has assumed the approvals will be received. Costs related to manufacturing, distribution, and marketing of the products were included in the projections. The resulting cash flows from such projects were based on management's estimates of revenues, cost of sales, research and development costs, sales and marketing, general and administrative, and the anticipated income tax effect.

    The forecast data employed in the analyses was based upon internal product level forecast information. The forecast data and assumptions were inherently uncertain and unpredictable. However, based upon the information available at that time, management believed the forecast data and

                           WRIGHT MEDICAL GROUP, INC.

assumptions to be reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

    As both the Wright and Cremascoli acquisitions were accounted for using the purchase method of accounting, the results of operations of the acquired businesses are included in the consolidated financial statements of the Company from their respective acquisition dates.

    The following unaudited pro forma financial information for the year ended December 31, 1999 represents the consolidated results of operations of the Company as if the acquisition of Wright and Cremascoli had occurred on January 1, 1999. The pro forma financial information excludes the $31.1 million charge to cost of sales related to the step-up of inventory in connection with the Wright and Cremascoli acquisitions (see Note 5) and the charge to operations of $11.7 million related to the purchased IPRD in connection with the Wright acquisition. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or the results that may occur in the future (in thousands).

                                                                 1999
                                                              -----------
Net sales...................................................   $141,523
Cost of sales...............................................     55,476
                                                               --------
Gross margin................................................     86,047
Selling, general and administrative.........................     73,077
Research and development....................................      7,539
Other.......................................................     15,545
Operating loss..............................................   $(10,114)
                                                               --------
Net loss....................................................   $(18,091)
                                                               ========

    Net loss per share has not been shown as it is not meaningful for comparative purposes to the Company.

4.  TRANSACTION AND REORGANIZATION EXPENSES:

    The Predecessor Company recorded approximately $6.5 million of transaction and reorganization expenses during the period from January 1, 1999 to December 7, 1999. These costs consisted primarily of $4.8 million of investment banking, consulting and advisory fees incurred by the Predecessor Company to identify and pursue financing alternatives leading up to its December 1999 recapitalization, and $1.3 million of management compensation costs where no ongoing service obligations existed.

    The Company recorded approximately $3.4 million of transaction and reorganization expenses during the period from December 8, 1999 to December 31, 1999. These amounts were largely attributable to $1.9 million of distributor close out costs incurred to eliminate duplicate distributors upon integrating the Wright and Cremascoli distribution channels and $1.1 million incurred by the Company for recruitment and employee termination expenses based on an assessment of senior management personnel needs following the recapitalization and Cremascoli acquisition.

    Costs incurred by the Company that were directly associated with consummating the December 1999 recapitalization and subsequent acquisition of Cremascoli have been included in those respective purchase prices and, accordingly, are not included in transaction and reorganization expenses. As described in Note 3, the Wright and Cremascoli purchase prices include direct acquisition costs of $2.9 million and $600,000, respectively.

                           WRIGHT MEDICAL GROUP, INC.

5.  INVENTORIES:

    Inventories, net of reserves, consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Raw materials...............................................  $ 1,486    $ 1,721
Work-in-process.............................................    6,384      6,814
Finished goods..............................................   30,024     33,343
                                                              -------    -------
                                                              $37,894    $41,878
                                                              =======    =======

    At December 31, 2001, the Company had pledged approximately $2.6 million of inventory held at Wright Medical Japan (WMJ), a wholly-owned subsidiary of the Company, as collateral in a transition agreement with its prior Japanese distributor. Once the terms of the transition agreement have been satisfied, all security interests in the WMJ inventory will be removed.

    At the dates the Company acquired Wright and Cremascoli (see Note 3), inventories were recorded at stepped-up values pursuant to APB 16 requiring an aggregate $31.1 million step-up. This step-up was charged to the statements of operations over a one-year period, representing an estimate of the period over which such inventories were sold. Cost of sales was charged $2.0 million for the period from December 8, 1999 to December 31, 1999 and $29.1 million for the year ended December 31, 2000.

6.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Land and land improvements..................................  $ 1,463    $  1,453
Buildings...................................................    5,207       5,645
Machinery and equipment.....................................   14,702      18,162
Furniture, fixtures and office equipment....................    4,278       5,997
Construction in progress....................................    2,419       6,309
Loaner instruments..........................................   27,006      30,244
                                                              -------    --------
                                                               55,075      67,810
Less: Accumulated depreciation..............................   (9,992)    (16,845)
                                                              -------    --------
                                                              $45,083    $ 50,965
                                                              =======    ========

    Depreciation expense approximated $6.2 million for the period from January 1, 1999 through December 7, 1999, $489,000 for the period from
December 8, 1999 through December 31, 1999, and $11.0 million and $10.1 million for the years ended December 31, 2000 and 2001, respectively.

                           WRIGHT MEDICAL GROUP, INC.

7.  INTANGIBLE ASSETS:

    Intangible assets, which principally result from the recapitalization and the acquisition of Cremascoli, consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Completed technology........................................  $11,570    $ 11,542
Workforce...................................................    5,580       5,543
Distribution channels.......................................   19,563      18,868
Trademarks..................................................    2,372       2,372
Goodwill....................................................   17,649      18,620
Other.......................................................    4,434       3,009
                                                              -------    --------
                                                               61,168      59,954
Less: Accumulated amortization..............................   (6,487)    (11,195)
                                                              -------    --------
                                                              $54,681    $ 48,759
                                                              =======    ========

    Included in accumulated amortization above was $932,000 and $1.8 million related to goodwill at December 31, 2000 and 2001, respectively.

    In accordance with the transition provisions of SFAS 142, the Company reviewed all of its intangible assets to determine if they meet the criteria for recognition as separately identifiable intangible assets as defined by SFAS 141 (see Note 2). The Company determined that its workforce intangible asset does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, the Company reclassified the net book value of its workforce intangible asset, net of associated deferred tax liabilities, of approximately $2.0 million into goodwill. Based on the results of the Company's review, no other recharacterization of intangible assets was required. As goodwill will no longer be amortized in 2002, the Company anticipates the amortization of intangible assets will be approximately
$2.0 million less in 2002 than it would have been had SFAS 142 not been issued.

                           WRIGHT MEDICAL GROUP, INC.

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

    Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Interest....................................................  $ 4,519    $   426
Employee benefits...........................................    9,069      7,708
Settlement and release accrual (see Note 15)................    7,500         --
Commissions.................................................    1,860      1,758
Taxes other than income.....................................    2,964      3,838
Royalties...................................................    3,110      3,988
Professional fees...........................................    1,503        710
Transaction and reorganization costs........................    1,401        812
Deferred revenue............................................    2,177      1,186
Legal.......................................................    2,855      2,888
Distributor transition agreement............................       --      1,429
Other.......................................................    7,882      8,349
                                                              -------    -------
                                                              $44,840    $33,092
                                                              =======    =======

9.  EARNINGS PER SHARE:

    SFAS 128, "EARNINGS PER SHARE" requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company's common stock equivalents, which consists of stock options, warrants, and convertible preferred stock. The dilutive effect of such instruments is calculated using the treasury-stock method.

    During the period from December 8, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001, the Company's computation of diluted earnings per share does not differ from basic earnings per share, as the effect of the Company's common stock equivalents is anti-dilutive. For the same reason, the Company's pro forma computation of diluted earnings per share for the years ended December 31, 2000 and 2001 does not differ from pro forma basic earnings per share. Common stock equivalents excluded from the calculation of diluted earnings per share totaled approximately 18,920,000 and 12,604,000 for the years ended December 31, 2000 and 2001, respectively.

    Net loss applicable to common stockholders for basic and diluted earnings per share purposes is as follows (in thousands):

                                                       FOR THE PERIOD
                                                       FROM DECEMBER 8    YEAR ENDED     YEAR ENDED
                                                       TO DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1999             2000           2001
                                                       ---------------   ------------   ------------
Net income (loss)....................................     $(19,899)        $(39,493)       $(1,507)
Accrued preferred stock dividends....................         (230)          (4,401)        (2,546)
Deemed preferred stock dividend on beneficial
  conversion feature (Note 11).......................           --          (13,087)            --
                                                          --------         --------        -------
Net loss applicable to common stockholders...........     $(20,129)        $(56,981)       $(4,053)
                                                          ========         ========        =======

                           WRIGHT MEDICAL GROUP, INC.

    No earnings per share data is presented for the Predecessor Company as it is not considered meaningful for comparative purposes.

    A reconciliation of shares and net income (loss) applicable to common stockholders for unaudited pro forma basic earnings per share is as follows: (in thousands)

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
Weighted-average number of common shares outstanding........          17         13,195
Weighted-average effect of assumed conversion of redeemable
  convertible preferred stock and related dividends.........      17,243         10,349
                                                                --------        -------
Pro forma weighted-average number of common shares
  outstanding...............................................      17,260         23,544
                                                                ========        =======
Net loss applicable to common stockholders shown above......    $(56,981)       $(4,053)
Reversal of accrued preferred stock dividends...............       4,401          2,546
Reversal of deemed preferred stock dividend on beneficial
  conversion feature (Note 11)..............................      13,087             --
                                                                --------        -------
Pro forma net income (loss) applicable to common
  stockholders..............................................    $(39,493)       $(1,507)
                                                                ========        =======

    The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the respective period (see Note 11).

10. DEBT:

    Long-term obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Notes payable...............................................  $ 72,876   $20,000
Senior subordinated notes...................................    45,451        --
Capitalized lease obligations...............................     2,352     3,634
                                                              --------   -------
                                                               120,679    23,634
Less: current portion.......................................    (8,396)   (3,830)
                                                              --------   -------
                                                              $112,283   $19,804
                                                              ========   =======

    Prior to the Company's completion of its IPO on July 18, 2001, the Company's bank financing consisted of two senior credit facilities. The first senior credit facility consisted of a $60.0 million term loan arrangement and permitted borrowings up to $5.0 million under a revolving line of credit. The term loan bore interest at the Eurodollar rate plus 3.25% (9.69% at December 31, 2000). The second senior credit facility consisted of a 17.5 million Euro term loan that bore interest at the EURIBO rate plus .25% (5.1% at December 31, 2000). The second facility also permitted borrowings up to 5.0 million Euro under a revolving line of credit. Immediately preceding the IPO, there was $54.0 million outstanding under the first senior credit facility and $13.5 million outstanding under the second senior credit facility.

    Additionally, in connection with the acquisitions of Wright and Cremascoli discussed in Note 3, the Company had issued $41.2 million in Senior Subordinated Notes (the "Notes"). The Notes bore

                           WRIGHT MEDICAL GROUP, INC.

interest at 10%. At the option of the Company, the amount of interest due and payable on the Notes was added to the unpaid principal of the Notes. The Notes were subordinated in right of payment to amounts due under the aforementioned two senior credit facilities. During 2000, the Company had issued an additional $4.3 million of Notes to certain stockholders and members of management. Immediately preceding the IPO, the Company had accrued, but not paid, interest of approximately $7.0 million, related to these Notes.

    On July 18, 2001, the Company completed its IPO, issuing 7.5 million shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds of this offering to retire $39.4 million of the Notes including accrued interest, all of the Euro-denominated senior credit facility plus interest, totaling approximately $14.0 million, and approximately $31.4 million of the dollar-denominated senior credit facility. Simultaneous with the closing of the offering, the Company converted all of its outstanding mandatorily redeemable, convertible preferred stock, including accrued dividends, totaling approximately $98.6 million, into common stock. Also in connection with the offering, the remaining senior subordinated notes totaling approximately $13.1 million, converted into 1,125,000 shares of non-voting common stock.

    On August 1, 2001, the Company entered into a new 5-year senior credit facility with a syndicate of commercial banks. The new senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the new senior credit facility, the Company used $20 million in term loan proceeds from the new facility and existing cash balances to repay all remaining amounts outstanding plus accrued interest, totaling approximately $22.9 million, under the previous dollar-denominated senior credit facility. Thus, following the IPO, the use of proceeds and related transactions as described above, the Company has $20 million of debt outstanding, excluding capitalized lease obligations. In connection with the replacement of the Company's debt as described, the Company incurred an extraordinary non-cash charge of approximately $1.6 million principally related to unamortized loan costs relating to that debt.

    Borrowings under the new senior credit facility are guaranteed by the Company's subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc. and the other domestic subsidiaries. The new credit facility contains customary covenants including, among other things, restrictions on the Company's ability to pay cash dividends, prepay debt, incur additional debt and sell assets. The new credit facility also requires the Company to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. At the Company's option, borrowings under the new credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company's consolidated leverage ratio, with a rate of 4.03% at December 31, 2001.

    Aggregate annual maturities of the Company's long-term obligations at December 31, 2001, excluding capitalized lease obligations, are as follows: (in thousands)

2002........................................................    $ 2,750
2003........................................................      4,000
2004........................................................      4,500
2005........................................................      5,000
2006........................................................      3,750
                                                                -------
                                                                $20,000
                                                                =======

                           WRIGHT MEDICAL GROUP, INC.

    The Company has acquired certain property and equipment pursuant to capital leases. These leases have various maturity dates ranging from one to seven years with interest rates ranging from 4.02% to 10.68%. At December 31, 2001, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, is as follows (in thousands):

                                                                AMOUNT
                                                              -----------
2002........................................................    $ 1,354
2003........................................................      1,336
2004........................................................        951
2005........................................................        264
2006........................................................        161
Thereafter..................................................        146
                                                                -------
Total minimum payments......................................      4,212
Less amount representing interest...........................       (578)
                                                                -------
Present value of minimum lease payments.....................      3,634
Current portion.............................................     (1,080)
                                                                -------
Long-term portion...........................................    $ 2,554
                                                                =======

11. CAPITAL STOCK:

    COMMON STOCK. The Company is authorized to issue up to 70,000,000 shares of voting common stock and 30,000,000 shares of non-voting common stock. The Company has 46,742,468 shares of voting common stock and 24,711,405 shares of non-voting common stock available for future issuance at December 31, 2001.

    MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK. Convertible preferred stock outstanding consisted of the following at December 31, 2000 (in thousands except par value):

Series A convertible, mandatorily redeemable preferred
  stock, $.01 par value (shares authorized--50,000, issued
  and outstanding--14,434 in 2000)..........................     $45,885
Series B convertible, mandatorily redeemable preferred
  stock, $.01 par value (shares authorized--30,000, issued
  and outstanding--7,513 in 2000)...........................      23,789
Series C convertible, mandatorily redeemable preferred
  stock, $.01 par value (shares authorized--20,000, issued
  and outstanding--5,364 in 2000)...........................      21,580
                                                                 -------
                                                                 $91,254
                                                                 =======

    Prior to the completion of the Company's IPO in July 2001, the Company was authorized to issue up to 50,000,000 shares of Series A Convertible Preferred Stock (the Series A Preferred Stock). The holders of Series A Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which each such share of Series A Preferred Stock was convertible. Each share of Series A Preferred Stock was convertible at any time at the option of the holder into shares of common stock at the Series A Conversion Rate, as defined, in the Company's Certificate of Incorporation. The Series A Preferred Stock was mandatorily convertible into shares of common stock at the Series A Conversion Price at any time upon the closing of an underwritten public offering. Series A Preferred stockholders were entitled to receive dividends at 6% per year. The dividends were cumulative and compounded quarterly. At
December 31, 2000, the aggregate preferential distribution

                           WRIGHT MEDICAL GROUP, INC.

for the Series A Preferred Stock approximated $48.8 million, including accrued and unpaid dividends of approximately $2.9 million. Simultaneous with the completion of the Company's IPO, the Company converted all of its outstanding Series A Preferred Stock plus accrued but unpaid dividends of $4.4 million into shares of the Company's common stock.

    Prior to the completion of the Company's IPO, the Company was authorized to issue up to 30,000,000 shares of Series B Non-Voting Convertible Preferred Stock (the Series B Preferred Stock). Each share of Series B Preferred Stock was convertible at any time at the option of the holder into shares of common stock at the Series B Conversion Rate, as defined, in the Company's Certificate of Incorporation. Series B Preferred stockholders were entitled to receive dividends at 6% per year. The dividends were cumulative and compounded quarterly. At December 31, 2000, the aggregate preferential distribution for the Series B Preferred Stock approximated $25.3 million, including accrued and unpaid dividends of approximately $1.5 million. Simultaneous with the completion of the Company's IPO, the Company converted all of its outstanding Series B Preferred Stock plus accrued but unpaid dividends of $2.3 million into shares of the Company's common stock.

    Prior to the completion of the Company's IPO, the Company was authorized to issue up to 20,000,000 shares of Series C Convertible Preferred Stock (the Series C Preferred Stock). Each share of Series C Preferred Stock was convertible at any time at the option of the holder into shares of common stock at the Series C Conversion Rate, as defined, in the Company's Certificate of Incorporation. Series C Preferred stockholders were entitled to receive dividends at 6% per year. The dividends were cumulative and compounded quarterly. At December 31, 2000, the aggregate preferential distribution for the Series C Preferred Stock approximated $8.7 million, including accrued and unpaid dividends of approximately $178,000. Simultaneous with the completion of the Company's IPO, the Company converted all of its outstanding Series C Preferred Stock plus accrued but unpaid dividends of $460,000 into shares of the Company's common stock.

    During 2000, the Company issued Series C Preferred Stock to both management and existing investors. The issuance of this stock to management resulted in a stock based compensation expense of $3.8 million for the difference between the deemed fair value of the stock for accounting purposes and the issuance price of the Series C Preferred Stock. Additionally, a deemed preferred stock dividend of $13.1 million was incurred by the Company for the issuance of this stock to the existing investors.

    WARRANTS. In connection with the December 1999 recapitalization, the Company issued warrants to stockholders to purchase an aggregate of 727,276 shares of the Company's common stock at an exercise price of $4.35 per share. The fair value of these warrants at the time of the issuance of $420,000 was recorded as additional paid-in-capital. The exercise price and the number of shares that can be acquired through the warrants are subject to adjustment in certain situations to prevent dilution of the warrants. The warrants are exercisable at any time after issuance and, unless exercised, expire ten years from the date of issuance. The warrants do not entitle the holders to any voting rights. The holders of warrants are entitled to share in the assets of the Company in the event of reorganization, consolidation, merger, or sale of the Company's assets on the same basis as holders of common stock. In the case of certain consolidations or mergers of the Company, or the sale of all or substantially all of the assets of the Company, each warrant shall be exercisable for the right to receive the same consideration to which such holder would have been entitled as a result of such consolidation, merger or sale had the warrants been exercised immediately prior thereto. No warrants were exercised during the period from December 8, 1999 to December 31, 1999 and the year ended December 31, 2000. During the year ended December 31, 2001, 18,182 warrants were exercised.

                           WRIGHT MEDICAL GROUP, INC.

    The Predecessor Company had two classes of common stock and three classes of preferred stock authorized for issuance. The preferred stock accumulated dividends at rates ranging from 11% to 24.97% for the period from January 1, 1999 to December 7, 1999. Dividend amounts accrued for the period from January 1, 1999 to December 7, 1999 were $13.2 million. In connection with the Company's acquisition of the Predecessor Company's common and preferred stock, all accrued and unpaid preferred stock dividends approximating $39.5 million were discharged.

12. STOCK OPTION PLAN:

    During the period from January 1, 1999 to December 7, 1999, the Predecessor Company had two fixed stock option plans for employees, two stock option plans for non-employees, which principally included the distributors of the Predecessor Company's products, and a distributor stock purchase plan. Generally, Wright's stock option plans granted options to purchase common stock and, in certain instances, Wright's Series A Preferred Stock. Under these two fixed stock option plans, options generally became exercisable in installments of 25% annually in each of the first through fourth anniversaries of the grant date and had a maximum term of ten years. Under the fixed stock option plans, the exercise price of each option equaled the market price, as internally determined based on certain factors, of Wright's respective stock on the date of grant. During the period from January 1, 1999 to December 7, 1999, the Predecessor Company expensed $523,000 related to the non-employee stock option plans. Effective with the acquisition of Wright by the Company, the stock option plans and distributor purchase plan were terminated.

                           WRIGHT MEDICAL GROUP, INC.

    On December 7, 1999, the Company approved and adopted the 1999 Equity Incentive Plan (the "Plan"). The Plan authorizes the granting of options to purchase up to 4,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually in each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in July 2001, became options to purchase the Company's common stock. Those options were immediately exercisable upon their issuance. The options expire after ten years.

    A summary of the Company's stock option activity is as follows (shares in thousands):

                                                             COMMON STOCK               PREFERRED STOCK
                                                       -------------------------   -------------------------
                                                                  WEIGHTED AVG.               WEIGHTED AVG.
                                                        SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                       --------   --------------   --------   --------------
Balance, December 7, 1999............................      --            --            --             --
  Granted............................................     291         $4.35           116         $ 0.87
  Exercised..........................................      --            --            --             --
  Forfeited or expired...............................      --            --            --             --
                                                        -----         -----          ----         ------
Outstanding at December 31, 1999.....................     291         $4.35           116         $ 0.87
  Granted............................................   2,521         $4.35            --             --
  Exercised..........................................      --            --            --             --
  Forfeited or expired...............................    (299)        $4.35            --             --
                                                        -----         -----          ----         ------
Outstanding at December 31, 2000.....................   2,513         $4.35           116         $ 0.87
  Conversion of preferred stock options into common
    stock options....................................     116         $0.87          (116)        $(0.87)
  Granted............................................     659         $8.32
  Exercised..........................................    (114)        $3.40
  Forfeited or expired...............................     (47)        $4.86
                                                        -----         -----
Outstanding at December 31, 2001.....................   3,127         $5.09
                                                        =====         =====

    As of December 31, 2001, there were options for 866,879 shares of common stock exercisable at a weighted average price of $4.35 per share. The weighted average remaining contractual life for all options to purchase common stock is
9.05 years.

    As permitted by SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plan. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value of the stock options at the grant dates for awards under those plans consistent with SFAS 123, the Company's net loss for the period December 8, 1999 to December 31, 1999 and the

                           WRIGHT MEDICAL GROUP, INC.

years ended December 31, 2000 and 2001 would have been increased to the following pro forma amounts:

                                              PREDECESSOR
                                                COMPANY                        COMPANY
                                              ------------   -------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                              JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED     YEAR ENDED
                                              DECEMBER 7,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                  1999           1999            2000           2001
                                              ------------   -------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss:
  As reported...............................     $(20,456)    $   (19,899)    $  (39,493)      $(1,507)
  Pro forma.................................     $(20,820)    $   (19,930)    $  (40,408)      $(2,617)

Basic and diluted net loss per share:
  As reported...............................                  $(27,918.17)    $(3,405.71)      $ (0.31)
  Pro forma.................................                  $(27,961.17)    $(3,460.40)      $ (0.39)

Pro forma basic and diluted net loss per
  share (unaudited):
  As reported...............................                                  $    (2.29)      $ (0.06)
  Pro forma.................................                                  $    (2.34)      $ (0.11)

    For the year ended December 31, 2001, the fair value of each option is estimated on the date of grant using the Black-Scholes methodology required by SFAS 123 for publicly traded companies. The weighted-average fair value of the Company's options granted in 2001 was $10.25 per share. In applying the Black-Scholes methodology to the 2001 option grants, the Company used risk-free interest rates ranging from 3.5% to 5.75% with an expected option life of 7 years. The Company assumed a volatility factor of 67.3% and a dividend yield of zero percent.

    For the 1999 and 2000 periods presented above, the fair value of each option is estimated on the date of grant using the minimum value methodology promulgated by SFAS 123. This methodology was used as the Company's shares were not then publicly traded. The weighted average fair value of the Company's options was $1.86 per share for the period from December 8, 1999 to December 31, 1999 and $2.90 per share for the year ended December 31, 2000. In applying the minimum value methodology, the Company used a risk free interest rate of 4.25% for the period from December 8, 1999 to December 31, 1999 and rates between 4.25% and 6.5% in 2000 with an expected option life of 7 years for the 1999 and 2000 periods. Additionally, the Company assumed a dividend yield and volatility of zero percent. The Predecessor Company did not grant options in the period from January 1 to December 7, 1999.

    DISTRIBUTOR STOCK PURCHASE PLAN. In 2000 and 2001, the Company granted a group of independent distributors a total of 21,182 and 12,518 common stock options, respectively, under the Plan. The distributors were given options to purchase common stock, exercisable in 25% increments on the first through fourth anniversaries of the date of grant, at a weighted-average exercise price of $4.35 and $9.58 per share in 2000 and 2001, respectively. The options expire after ten years. In addition, a group of independent distributors were granted a total of 46,846 and 22,842 shares of common stock in 2000 and 2001, respectively, under the Plan.

    In connection with the issuance of certain stock options to employees and distributors and the distributor stock grants discussed above, the Company incurred stock-based compensation of $7.6 million representing the fair value of the stock and stock options granted to distributors and for

                           WRIGHT MEDICAL GROUP, INC.

employee stock options, the extent to which the fair value of the Company's stock exceeded the exercise price of the stock option at the date of the grant. The Company will recognize this stock-based compensation over the respective vesting period, as appropriate. For the years ended December 31, 2000 and 2001, stock-based compensation expense of $1.2 million and $1.6 million, respectively, was recorded in the accompanying statement of operations related to these stock options and stock grants. Based on the stock-based compensation incurred as of December 31, 2001, the Company expects that $1.7 million in 2002, $1.7 million in 2003, $1.5 million in 2004, and $230,000 in 2005 will be recognized as non-cash stock-based expense. The amount of the remaining stock-based compensation expense to be recorded in future periods could decrease if the related options are forfeited.

13. INCOME TAXES:

    The components of the Company's income/(loss) before income taxes and extraordinary item are as follows (in thousands):

                                              PREDECESSOR
                                                COMPANY                        COMPANY
                                              ------------   -------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                              JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED     YEAR ENDED
                                              DECEMBER 7,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                  1999           1999            2000           2001
                                              ------------   -------------   ------------   ------------
Domestic....................................     $(21,654)      $(17,619)      $(29,608)       $1,643
Foreign.....................................        1,388         (2,305)        (8,344)           35
                                                 --------       --------       --------        ------
Income (loss) before income taxes and
  extraordinary item........................     $(20,266)      $(19,924)      $(37,952)       $1,678
                                                 ========       ========       ========        ======

    The components of the provision (benefit) for income taxes or income/(loss) before extraordinary items are as follows (in thousands):

                                              PREDECESSOR
                                                COMPANY                        COMPANY
                                              ------------   -------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                              JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED     YEAR ENDED
                                              DECEMBER 7,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                  1999           1999            2000           2001
                                              ------------   -------------   ------------   ------------
Current provision (benefit):
  Domestic:
    Federal.................................    $(2,482)         $ (173)        $ (376)        $   29
    State...................................       (304)            (22)           (46)            --
  Foreign...................................        190            (723)           392            225
Deferred provision (benefit):
  Domestic:
    Federal.................................     (3,544)         (1,738)        (9,050)            41
    State...................................       (434)           (212)        (1,109)             5
  Foreign...................................         --            (122)        (3,354)           989
Change in valuation allowance...............      6,764           2,965         15,084            285
                                                -------          ------         ------         ------
Total.......................................    $   190          $  (25)        $1,541         $1,574
                                                =======          ======         ======         ======

                           WRIGHT MEDICAL GROUP, INC.

    A reconciliation of the statutory federal income tax provision (benefit) to the Company's actual income tax provision (benefit) attributable to continuing operations is as follows (in thousands):

                                              PREDECESSOR
                                                COMPANY                        COMPANY
                                              ------------   -------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                              JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED     YEAR ENDED
                                              DECEMBER 7,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                  1999           1999            2000           2001
                                              ------------   -------------   ------------   ------------
Income tax provision/(benefit) at statutory
  rate......................................     (34.0)%         (34.0)%         (34.0)%        34.0%
State tax provision/(benefit)...............      (2.6)           (2.6)           (2.6)          3.9
Change in valuation allowance...............      33.4            14.9            39.7          17.0
Write-off of acquired in-process research
  and development...........................        --            20.0              --            --
Goodwill amortization.......................       2.5              .1              .8          20.4
Meals and entertainment limitation..........        .3              .1              .4          13.1
Other, net..................................       1.3             1.4             (.2)          5.4
                                                 -----           -----           -----          ----
Total.......................................        .9%            (.1)%           4.1%         93.8%
                                                 =====           =====           =====          ====

    The significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
Deferred tax assets:
Operating loss carryforwards................................    $  28,256      $  34,355
General business credit carryforward........................        1,191          1,191
Reserves and allowances.....................................       14,095         12,393
Amortization................................................        8,841          5,669
Other.......................................................        7,523          6,106
Valuation allowance.........................................      (40,369)       (41,787)
                                                                ---------      ---------
Total deferred tax assets...................................       19,537         17,927
                                                                ---------      ---------
Deferred tax liabilities:
Depreciation................................................        2,137          3,322
Acquired intangible assets..................................       13,425         11,546
Other.......................................................        3,655          4,059
                                                                ---------      ---------
Total deferred tax liabilities..............................       19,217         18,927
                                                                ---------      ---------
Net deferred tax assets.....................................    $     320      $  (1,000)
                                                                =========      =========

    The Company has provided a valuation allowance against all of its net deferred tax assets for United States federal income tax purposes and a portion of its net deferred tax assets for foreign income tax purposes because, given the Company's history of operating losses, the realizability of these assets is uncertain. Approximately $500,000 of the increase in the valuation allowance for deferred taxes in 2001 is attributable to employee stock options deductions, the benefit of which will be credited to equity when realized. Approximately $600,000 of the increase in the valuation allowance for deferred taxes in 2001 is attributable to the portion of current year net operating losses generated by the Company's 2001 extraordinary loss, for which no benefit has been recognized. The Company's

                           WRIGHT MEDICAL GROUP, INC.

assessment of the need for a valuation allowance could change in the future based on the Company's future operating results.

    At December 31, 2001, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $74.7 million, which expire in 2009 through 2021. Additionally, the Company has general business credit carryforwards of approximately $1.2 million, which expire in 2007 through 2016. The use of some of these net operating loss carryforwards is subject to annual limitations.

    At December 31, 2001, the Company has foreign net operating loss carryforwards of approximately $17.6 million, which expire in 2002 through 2010. The use of some of these foreign net operating loss carryforwards is subject to annual limitations.

14. EMPLOYEE BENEFIT PLANS:

    The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, the Company matches voluntary employee contributions at a rate of 100% for the first 2% of an employee's annual compensation and at a rate of 50% for the next 2% of an employee's annual compensation. Employees vest in the Company's contributions after three years of service with the Company. The Company's expense related to the plan was $550,000 and $609,000 in 2000 and 2001, respectively. The Company's expense related to the plan was not material for the period from December 8, 1999 to December 31, 1999.

    Prior to its acquisition by the Company, the Predecessor Company sponsored a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covered employees who were 21 years of age and over. The Predecessor Company had the option to contribute annually to the plan shares of the Predecessor Company's stock as determined by the Board of Directors and matched employee's voluntary contributions at rates of 100% of the first 2% of an employee's annual compensation, and 50% of the next 2% of an employee's annual compensation. Employees vested in the Predecessor Company's contributions after five years. The Predecessor Company's expense related to this plan was approximately $500,000 for the period from January 1, 1999 to December 7, 1999.

15. COMMITMENTS AND CONTINGENCIES:

    The Company leases certain equipment under non-cancelable operating leases. Rental expense under operating leases approximated $1.0 million for the period from January 1, 1999 to December 7, 1999, $56,000 for the period from
December 8, 1999 to December 31, 1999, and $1.7 million and $2.4 million for the years ended December 31, 2000 and 2001, respectively. Future minimum payments,

                           WRIGHT MEDICAL GROUP, INC.

by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2001 (in thousands):

YEAR                                                          OPERATING LEASES
----                                                          ----------------
2002........................................................      $ 2,684
2003........................................................        2,047
2004........................................................        1,252
2005........................................................          400
2006........................................................          185
Thereafter..................................................          158
                                                                  -------
                                                                  $ 6,726
                                                                  =======

    On June 30, 1993, the Predecessor Company acquired substantially all the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company's 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution.

    The Predecessor Company was notified in May 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. Based on the most recent plan of reorganization submitted to the court, it appears that the Predecessor Company would be considered an unsecured creditor and, under the terms of the plan, would receive 24% of any such claim as a cash payment with the remainder to be paid by a senior note due within ten years. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan.

    There can be no assurance that DCC will indemnify the Predecessor Company or the Company on any claims in the future. Although neither the Predecessor Company nor the Company maintains insurance for claims arising on products sold by DCC, the Company does not believe the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

    In January 1996, the Predecessor Company entered into an agreement with a licensor of intellectual property (the "Licensor") to acquire an option to purchase rights to patents, ideas and designs related to certain spinal product designs. In January 1997, the Predecessor Company entered into an additional agreement with the same Licensor to purchase rights to patents, ideas and designs related to additional spinal product designs. Both agreements required guaranteed royalties to be paid to the Licensor over a period of years.

    In January 1999, the Predecessor Company entered into an exclusive license agreement with a third party orthopaedic company whereby the Predecessor Company sold its rights related to these spinal product designs for an up front
$3.5 million license fee and royalties based upon future product sales. The Licensor filed a complaint in the United States District Court against the Predecessor Company alleging breach of contract and other charges related to the licensing of these spinal product designs to this third party. As this licensing arrangement was contested by the Licensor, the Predecessor Company deferred revenue on the $3.5 million license fee it had received.

                           WRIGHT MEDICAL GROUP, INC.

    As of December 31, 2000, the Company had recorded a liability of $7.5 million for the estimated amount of settlement, which included the reclassification of the $3.5 million deferred license fee, in accrued expenses and other current liabilities in the accompanying balance sheet. In
January 2001, the Company and the Licensor executed a settlement and release agreement (the "S & R Agreement"). The Licensor and the Company agreed to irrevocably release and discharge the other party from any previous claims related to these spinal product designs. By February 28, 2001, the Company had fully paid its obligation to the Licensor. A portion of the proceeds
($3.5 million) to settle this liability came from an escrow established in connection with the acquisition of Wright (see Note 3).

    During March 1998, the Company filed a complaint for injunctive relief in the Chancery Court of Shelby County, Tennessee, against a former employee of the Company. In the complaint, the Company alleged that this former employee violated a "trade secrets" employment contract provision and had developed a calcium sulfate bone void filler product to compete against the Company's similar product. The court initially granted a temporary injunction barring the defendant from participating in direct competition against the Company in the calcium sulfate bone void filler market.

    During 1999, the court set aside the temporary injunction and, in March 2000, conducted a hearing on the defendant's charges from being wrongfully enjoined. In May 2000, the court entered a judgement in favor of the defendant awarding the defendant compensatory damages of $4.8 million and punitive damages of $4.8 million. Additionally, the court awarded the defendant ongoing compensatory damages of $408,000 per month for the next twelve months or until final resolution of this case, whichever comes first, and assessed the Company for related court costs.

    In December 2001, the Tennessee Court of Appeals reversed, in part, the trial court's ruling. The Court of Appeals reversed the punitive damages award and limited the total damages to the amount of the injunction bond of $500,000, which the Company has accrued. In February 2002, the defendant sought permission to appeal the Court of Appeals' findings.

    Management believes that if an adverse outcome related to this appeal did occur, a portion of such judgment may be subject to reimbursement from the Company's applicable insurance carrier. Accordingly, management does not believe that the resolution of this matter will have a material adverse effect on the Company's financial position or results of operations.

    On April 11, 2001, the FDA sent the Company a "warning letter" stating that the FDA believes ALLOMATRIX-TM- Injectable Putty is a medical device that is subject to the premarket notification requirement. The Company believes that ALLOMATRIX-TM- Injectable Putty and some of their other allograft-based products are human tissue and therefore are not subject to FDA approval as medical devices. The Company asked the FDA to designate ALLOMATRIX-TM- Injectable Putty as a product regulated solely as a tissue. The FDA has orally advised the Company that after reviewing the Company's designation request it has decided to regulate ALLOMATRIX-TM- Injectable Putty as a medical device. Upon official notification of this decision, the Company will submit a 510(k) premarket notification for the product. The Company has continued to market ALLOMATRIX-TM-Injectable Putty after receiving the warning letter, and intends to continue to market and sell ALLOMATRIX-TM- Injectable Putty. The FDA has not raised any objection to the Company's continued marketing and sale of ALLOMATRIX-TM-Injectable Putty pending submission of the premarket notification. There can be no assurance that the 510(k) premarket notification that the Company intends to submit will be cleared by the FDA in a timely manner or at all. Also, the FDA may take enforcement action against the Company, including requiring the Company to modify or cease distributing ALLOMATRIX-TM- Injectable Putty, detaining or seizing the Company's inventory of ALLOMATRIX-TM- Injectable Putty, requiring the Company to recall ALLOMATRIX-TM- Injectable Putty, enjoining future violations and

                           WRIGHT MEDICAL GROUP, INC.

seeking criminal and civil penalties against the Company and its officers and directors, any of which could adversely affect the Company's financial condition and results of operations. However, the Company believes that such punitive actions by the FDA against the Company are unlikely. In 2000 and 2001, ALLOMATRIX-TM- products represented approximately 9% and 11% of the Company's total net sales, respectively. The net book value of long-lived assets related to ALLOMATRIX-TM- totaled approximately $700,000 at December 31, 2001.

    In March 2000, Howmedica Osteonics Corp. served a lawsuit against the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, compensatory damages and various other costs and relief. The Company believes it has strong defenses against this claim and intends to vigorously defend this lawsuit. The Company also believes this claim is, in part, covered pursuant to the Company's patent infringement insurance. Management does not believe that the outcome of this claim will have a material adverse effect on the Company's financial position or results of operations.

    In 1999, groundwater contamination was detected at our Arlington, Tennessee facility. The Company is presently negotiating the terms of further investigation with state environmental officials; however, based on the Company's current assessment, it does not believe it will have a significant effect on the Company's financial position and results of operations.

    The Company is subject to various legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

    The Company has entered into various royalty agreements with third party surgeons and consultants. Minimum guaranteed payments under royalty or other consultant agreements, for which the Company has not recorded a liability, are as follows at December 31, 2001 (in thousands):

YEAR                                                            AMOUNT
----                                                          -----------
2002........................................................    $1,752
2003........................................................     1,112
2004........................................................       794
2005........................................................       475
2006........................................................        --
                                                                ------
                                                                $4,133
                                                                ======

16. RELATED PARTY TRANSACTIONS:

    The Company compensates each of their non-employee and non-stockholder representative directors $12,000 per year. Non-employee directors are directors who are neither the Company's employees nor representatives of one of the Company's stockholders. The Company compensates the Chairman of its audit committee an additional $18,000 per year and the Chairman of its board of directors an additional $38,000 per year. In addition, the Company reimburses each member of its board of directors for out-of-pocket expenses incurred in connection with attending the Company's board meetings. The Company does not compensate employee directors for board meeting attendance or activities.

                           WRIGHT MEDICAL GROUP, INC.

17. SEGMENT DATA:

    The Company has one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of reconstructive joint devices and bio-orthopaedic products. The Company's geographic business units consist of operations in the United States, Europe and Other (which principally represents Canada and Japan since August 2001). Identifiable assets are those assets used exclusively in the operations of each business unit. Revenues attributed to each geographic unit are based on the location in which the sale originated.

    Net sales of orthopaedic products by category and information by geographic area are as follows (in thousands):

                                              PREDECESSOR
                                                COMPANY                        COMPANY
                                              ------------   -------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                              JANUARY 1 TO   DECEMBER 8 TO    YEAR ENDED     YEAR ENDED
                                              DECEMBER 7,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                  1999           1999            2000           2001
                                              ------------   -------------   ------------   ------------
Net Sales by Product Line:
  Knees.....................................     $ 52,753       $  3,448       $ 63,143       $ 68,238
  Hips......................................       23,596          1,912         47,978         48,589
  Extremities...............................       13,774            836         17,285         20,989
  Biologics.................................        7,367            896         20,992         26,810
  Other.....................................        3,704            884          8,154          8,295
                                                 --------       --------       --------       --------
Total.......................................     $101,194       $  7,976       $157,552       $172,921
                                                 ========       ========       ========       ========
Net Sales by Geographic Business Unit:
  United States.............................     $ 90,589       $  7,144       $113,323       $123,869
  Europe....................................        7,499            714         41,018         42,268
  Other.....................................        3,106            118          3,211          6,784
                                                 --------       --------       --------       --------
Total.......................................     $101,194       $  7,976       $157,552       $172,921
                                                 ========       ========       ========       ========
Operating Income (Loss):
  United States.............................     $ (7,878)      $(16,193)      $(19,731)      $  7,436
  Europe....................................        1,153         (1,637)        (5,149)         2,282
  Other.....................................          271           (118)           244            454
                                                 --------       --------       --------       --------
Total.......................................     $ (6,454)      $(17,948)      $(24,636)      $ 10,172
                                                 ========       ========       ========       ========

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
Long-lived Assets:
  United States.............................................     $68,488        $68,730
  Europe....................................................      30,414         28,739
  Other.....................................................         862          2,255
                                                                 -------        -------
Total.......................................................     $99,764        $99,724
                                                                 =======        =======

    Sales to United States-based customers, aggregated $73.8 million, $5.7 million, $95.0 million, and $108.0 million for the period from January 1 to December 7, 1999, for the period from December 8 to December 31, 1999, and for the years ended December 31, 2000 and 2001, respectively. These sales

                           WRIGHT MEDICAL GROUP, INC.

along with United States export sales are included in United States sales in the above table. No single foreign country accounted for more than 10% of the Company's total net sales during 1999, 2000 or 2001; however, Italy and France together represented approximately 17% of the Company's total net sales in 2000 and 16% in 2001.

18. SECONDARY OFFERING:

    In January 2002, the Company's Board of Directors authorized management to pursue a follow-on registration with the SEC to sell 6,000,000 shares of the Company's common stock to the public at an offering price to be determined. The Company anticipates that 3,000,000 of those shares will be sold to the public by certain of the Company's current shareholders.

19. SUBSEQUENT EVENTS:

    In January 2002, the Company received an interim award of $4.2 million in a commercial arbitration proceeding with a former business services provider of the Company's predecessor. In addition to the $4.2 million, the Company has filed a motion with the arbitration panel seeking reimbursement of legal fees, costs and expenses. The Company is awaiting a ruling on its motion and a final award. The Company has to date not recorded any income with respect to this matter in its statement of operations.

                           WRIGHT MEDICAL GROUP, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by reference to Wright Medical Group Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated herein by reference to Wright Medical Group Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference to Wright Medical Group Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by reference to Wright Medical Group Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) FINANCIAL STATEMENTS:

       See Wright Medical Group, Inc.--Index to Consolidated Financial Statements at Item 8 on page 44 of this report.

    (2) FINANCIAL STATEMENT SCHEDULE:

       See Wright Medical Group, Inc.--Schedule II--Valuation and Qualifying Accounts Allowance for Doubtful Accounts on page 84 of this report.

    (3) INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          2.1           Amended and Restated Agreement and Plan of Merger, dated as of December 7, 1999, among Wright Medical Technology, Inc.,
                        Warburg Pincus Equity Partners, LP, Wright Acquisition
                        Corp., Inc. and Wright Medical Group, Inc.*

          3.1           Form of Fourth Amended and Restated Certificate of
                        Incorporation of Wright Medical Group, Inc.*

          3.2           Form of Amended and Restated Bylaws of Wright Medical Group,
                        Inc.*

          4.1           Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I to the Agreement and
                        Wright Medical Group, Inc.*

          4.2 Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I to the Agreement, Warburg, Pincus Equity Partners, L.P., and Wright Medical
                        Group, Inc.*

          4.3           Form of Stock Certificate.*

         10.1 Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I to the Agreement and Wright Medical Group, Inc.*

         10.2           Amendment No. 1 to the Stockholders Agreement, dated August
                        7, 2000.*

         10.3           Form of Employment Agreement between Wright Medical Group,
                        Inc. and certain of its Executive Officers.*

         10.4           1999 Equity Incentive Plan.*

         10.5           Form of Incentive Stock Option Agreement.*

         10.6           Form of Non-Qualified Stock Option Agreement.*

         10.7           Credit Agreement, dated as of August 1, 2001, among Wright
                        Medical Group, Inc., Wright Medical Technology, Inc., the
                        Lenders named therein, The Chase Manhattan Bank, as
                        Administrative Agent, Collateral Agent and Issuing Bank,
                        Credit Suisse First Boston, as Co-Syndication Agent and U.S.
                        Bank National Association, as Co-Syndication Agent.**

         10.8           Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers.*

         10.9           Form of Warrant.*

        10.10           Amendment No. 1 to the Incentive Stock Option Agreement.*

        10.11           Form of Sales Representative Award Agreement under the 1999
                        Equity Incentive Plan.*

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.12           Form of Non-Employee Director Stock Option Agreement under the 1999 Equity Incentive Plan.*

        10.13           Form of Amended and Restated 1999 Equity Incentive Plan.*

         21.1           List of Subsidiaries.*

         23.1           Consent of Arthur Andersen LLP.***

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1
    (File No. 333-59732).

** Incorporated by reference to the Company's Current Report on Form 8-K, filed August 3, 2001.

*** Filed Herewith.

(b) Reports on Form 8-K.

    On August 3, 2001, Wright Medical Group, Inc. (the "Company") filed a
Form 8-K announcing that on August 1, 2001, the Company entered into a Credit Agreement, by and among the Company, Wright Medical Technology, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as borrower thereunder, each of the lenders named therein, The Chase Manhattan Bank, as administrative agent and collateral agent for such lenders and as issuing bank, and Credit Suisse First Boston and U.S. Bank National Association, as co-syndication agents.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2002

                                                       WRIGHT MEDICAL GROUP, INC.

                                                       By:              /s/ F. BARRY BAYS
                                                            -----------------------------------------
                                                                          F. Barry Bays
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                  /s/ F. BARRY BAYS                      Officer and Director
     -------------------------------------------         (Principal Executive       February 28, 2002
                    F. Barry Bays                        Officer)

                                                       Chief Financial Officer
                /s/ JOHN K. BAKEWELL                     (Principal Financial
     -------------------------------------------         Officer and Principal      February 28, 2002
                  John K. Bakewell                       Accounting Officer)

                 /s/ JAMES T. TREACE
     -------------------------------------------       Chairman of the Board        February 28, 2002
                   James T. Treace

                /s/ RICHARD B. EMMITT
     -------------------------------------------       Director                     February 28, 2002
                  Richard B. Emmitt

                 /s/ JAMES E. THOMAS
     -------------------------------------------       Director                     February 28, 2002
                   James E. Thomas

                /s/ THOMAS E. TIMBIE
     -------------------------------------------       Director                     February 28, 2002
                  Thomas E. Timbie

             /s/ ELIZABETH H. WEATHERMAN
     -------------------------------------------       Director                     February 28, 2002
               Elizabeth H. Weatherman

(a) Wright Medical Group, Inc. will furnish to security holders its Proxy Statement for its Annual Meeting of Stockholders to be held in 2002 subsequent to to the filing of this annual report on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To WRIGHT MEDICAL GROUP, INC.

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Wright Medical Group, Inc. included in this Form 10-K for the periods indicated in our report thereon. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for surgical instruments as discussed in
Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page 84 of this Form 10-K is the responsibility of Wright Medical Group's management is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Memphis, Tennessee
February 22, 2002

 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS ALLOWANCE FOR DOUBTFUL ACCOUNTS
                           WRIGHT MEDICAL GROUP, INC.
                                 (IN THOUSANDS)

                                        BALANCE AT    CHARGED TO                                BALANCE AT
                                       BEGINNING OF    COST AND    FROM PURCHASE                  END OF
DESCRIPTION                               PERIOD       EXPENSES    TRANSACTIONS    DEDUCTIONS     PERIOD
-----------                            ------------   ----------   -------------   ----------   ----------
Allowance for doubtful accounts
  deducted from accounts receivable:
  For the period ended:
    December 31, 2001................     $2,296        $  152         $   --        $  555       $1,893
                                          ======        ======         ======        ======       ======
    December 31, 2000................     $1,607        $1,121         $   --        $  432       $2,296
                                          ======        ======         ======        ======       ======
    December 31, 1999................     $  527        $   24         $1,070        $   14       $1,607
                                          ======        ======         ======        ======       ======
    December 7, 1999.................     $1,781        $  145         $   --        $1,399       $  527
                                          ======        ======         ======        ======       ======

Sales returns and allowance:
  For the period ended:
    December 31, 2001................     $  885        $ (242)        $   --        $   --       $  643
                                          ======        ======         ======        ======       ======
    December 31, 2000................     $  681        $  204         $   --        $   --       $  885
                                          ======        ======         ======        ======       ======
    December 31, 1999................     $  731        $  (50)        $   --        $   --       $  681
                                          ======        ======         ======        ======       ======
    December 7, 1999.................     $  838        $ (107)        $   --        $   --       $  731
                                          ======        ======         ======        ======       ======