Form 10-Q
period 2002-03-31
WRIGHT MEDICAL GROUP INC
filed 2002-05-07
CIK 1137861

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 2002
                                            --------------

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

                                 [X] Yes [ ] No

         As of April 26, 2002 a total of 32,429,852 shares of voting common stock, par value $.01 per share, of the registrant were outstanding.

                           WRIGHT MEDICAL GROUP, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001                                                 1

         Consolidated Statements of Operations for the three
           months ended March 31, 2002 and 2001                              2

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 2002 and 2001                              3

         Notes to Consolidated Financial Statements                        4-7

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         17


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  18

Item 2 - Change in Securities and Use of Proceeds                           18

Item 3 - Defaults Upon Senior Securities                                    18

Item 4 - Submission of Matters to a Vote of Security Holders                18

Item 5 - Other Information                                                  18

Item 6 - Exhibits and Reports on Form 8-K                                18-19


SIGNATURES                                                                  20

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                           WRIGHT MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   MARCH 31,   DECEMBER 31,
                                                                     2002          2001
                                                                  -----------  ------------
                                                                  (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $  45,493    $   2,770
   Accounts receivable, net                                           39,088       32,479
   Inventories                                                        45,689       41,878
   Prepaid expenses                                                    2,535        3,506
   Deferred income taxes                                               7,937        9,131
   Other current assets                                                7,264        3,234
                                                                   ---------    ---------
       Total current assets                                          148,006       92,998
                                                                   ---------    ---------

   Property, plant and equipment, net                                 52,479       50,965
   Intangible assets, net                                             29,420       31,911
   Goodwill                                                           16,489       16,848
   Other assets                                                          809          997
                                                                   ---------    ---------
                                                                   $ 247,203    $ 193,719
                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   9,371    $   8,530
   Accrued expenses and other current liabilities                     30,079       33,092
   Current portion of long-term obligations                            3,912        3,830
                                                                   ---------    ---------
       Total current liabilities                                      43,362       45,452
                                                                   ---------    ---------
Long-term obligations                                                 19,714       19,804
Deferred income taxes                                                  8,060       10,131
Other liabilities                                                        957        1,032
                                                                   ---------    ---------
       Total liabilities                                              72,093       76,419
                                                                   ---------    ---------

Stockholders' equity:
   Common stock, voting, $.01 par value, shares authorized -
      100,000,000; shares issued and outstanding - 32,388,249 in
      2002, 23,257,532 in 2001                                           324          233
   Common stock, non-voting, $.01 par value,
      shares authorized - 100,000,000; shares issued
      and outstanding - 5,288,595 in 2001                                 --           53
   Additional paid-in capital                                        258,311      207,197
   Deferred compensation                                              (4,386)      (4,798)
   Accumulated other comprehensive loss                               (3,911)      (3,238)
   Accumulated deficit                                               (75,228)     (82,147)
                                                                   ---------    ---------
       Total stockholders' equity                                    175,110      117,300
                                                                   ---------    ---------

                                                                   $ 247,203    $ 193,719
                                                                   =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           WRIGHT MEDICAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                   --------------------
                                                     2002        2001
                                                   --------    --------
Net sales                                          $ 51,706    $ 45,333
Cost of sales                                        14,758      13,672
                                                   --------    --------
       Gross profit                                  36,948      31,661

Operating expenses:
    Selling, general and administrative              26,955      23,305
    Research and development                          2,561       2,114
    Amortization of intangible assets                   853       1,297
    Stock-based expense(1)                              440         658
    Arbitration settlement award (Note 7)            (4,200)         --
                                                   --------    --------
       Total operating expenses                      26,609      27,374
                                                   --------    --------

       Income from operations                        10,339       4,287
Interest expense, net                                   434       3,120
Other expense, net                                       16         427
                                                   --------    --------
         Income before income taxes                   9,889         740
Provision for income taxes                            2,970         555
                                                   --------    --------
       Net income                                  $  6,919    $    185
                                                   ========    ========

Net income (loss) per share (Note 5):
    Net income (loss) applicable to common
      stockholders                                 $  6,919    $   (974)
                                                   ========    ========
    Net income (loss) per common share:
          Basic                                    $    .23    $ (14.56)
                                                   ========    ========
          Diluted                                  $    .21    $ (14.56)
                                                   ========    ========
    Weighted-average number of common
         shares outstanding-diluted                  32,229          67
                                                   ========    ========

Pro forma net income per share (Note 5):
    Net income applicable to common stockholders   $  6,919    $    185
                                                   ========    ========
      Net income per common share:
          Basic                                    $    .23    $    .01
                                                   ========    ========
          Diluted                                  $    .21    $    .01
                                                   ========    ========
    Weighted-average number of common
         shares outstanding-pro forma diluted        32,229      20,937
                                                   ========    ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


----------
(1) Amounts presented include selling, general and administrative expenses of $412 and $652 and research and development expenses of $28 and $6 for the three months ended March 31, 2002 and 2001, respectively.

                           WRIGHT MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------------
                                                          2002               2001
                                                        --------          --------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                          $  6,919          $    185
    Noncash items included in net income:
       Depreciation                                        2,956             2,238
       Amortization of deferred financing costs               64               165
       Amortization of intangible assets                     853             1,297
       Provision for inventory reserves                      453             1,158
       Deferred income taxes                               2,791               451
       Stock-based expenses                                  440               658
       Other                                                 219               150
     Changes in operating assets and liabilities:
       Accounts receivable                                (6,954)           (2,975)
       Inventories                                        (4,411)             (990)
       Other current assets                               (3,211)             (239)
       Accounts payable                                      899                67
       Accrued expenses and other liabilities             (2,717)           (4,246)
                                                        --------          --------
Net cash used in operating activities                     (1,699)           (2,081)

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (4,555)           (3,834)
    Other                                                 (1,830)              163
                                                        --------          --------
Net cash used in investing activities                     (6,385)           (3,671)

CASH FLOW FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of offering costs       51,124                --
    Proceeds from bank and other financing                    --             1,854
    Payments of bank and other borrowings                   (278)             (313)
    Issuance (payments) of senior subordinated notes          --                92
    Issuance of preferred shares                              --               158
                                                        --------          --------
Net cash provided by financing activities                 50,846             1,791

Effect of exchange rates on cash and cash equivalents        (39)             (111)
                                                        --------          --------
Net increase (decrease) in cash and cash equivalents    $ 42,723          $ (4,072)
Cash and cash equivalents, beginning of period          $  2,770          $ 16,300
                                                        --------          --------

Cash and cash equivalents, end of period                $ 45,493          $ 12,228
                                                        ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                              $    321          $  1,652
                                                        ========          ========
    Cash (received) paid for income taxes               $   (188)         $    207
                                                        ========          ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

Wright Medical Group, Inc. (the "Company") is a global medical device company specializing in the design, manufacture and marketing of orthopaedic implants and bio-orthopaedic materials used in joint reconstruction and bone regeneration. The Company is focused on the reconstructive joint device and bio-orthopaedic materials sectors of the orthopaedic industry. The Company markets its products principally through independent sales representatives in the United States and through a combination of employee sales representatives, independent sales representatives and stocking distributors in its international markets. The Company is headquartered in suburban Memphis, Tennessee.

On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6.9 million shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6.9 million shares, the Company offered 3.45 million shares in the secondary offering. Following the closing of the secondary offering, Warburg, Pincus Equity Partners, L.P. converted all of its shares of non-voting common stock into shares of voting common stock. Consequently, there are no longer any outstanding shares of non-voting common stock.

2.       BASIS OF PRESENTATION

The unaudited consolidated interim financial statements included in this Form 10-Q have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K as filed with the SEC.

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

3.       INVENTORIES

Inventories consist of the following (in thousands):


                            MARCH 31,  DECEMBER 31,
                            ---------  ------------
                              2002        2001
                              ----        ----
          Raw materials     $ 1,801     $ 1,721
          Work-in-process     8,233       6,814
          Finished goods     35,655      33,343
                            -------     -------
                            $45,689     $41,878
                            =======     =======

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):


                                MARCH 31,  DECEMBER 31,
                                ---------  ------------
                                  2002         2001
                                  ----         ----
Notes payable                   $ 20,000    $ 20,000
Capitalized lease obligations      3,626       3,634
                                --------    --------
                                  23,626      23,634
Less: current portion             (3,912)     (3,830)
                                --------    --------
                                $ 19,714    $ 19,804
                                ========    ========


The Company's senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. At the Company's option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company's consolidated leverage ratio.

5.       EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company's common stock equivalents, which consists of stock options, warrants, and in 2001, convertible preferred stock. The dilutive effect of such instruments is calculated using the treasury-stock method.

For the three-month period ended March 31, 2001, the Company's computation of diluted earnings per share does not differ from basic earnings per share, as the effect of the Company's common stock equivalents is anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share totaled approximately 20,870,000 for the three-month period ended March 31, 2001.

Net income (loss) applicable to common stockholders and weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                   2002       2001
                                                                --------    --------
          Net income                                            $  6,919    $    185
          Accrued preferred stock dividends                           --      (1,159)
                                                                --------    --------
          Net income (loss) applicable to common stockholders   $  6,919    $   (974)
                                                                ========    ========

          Weighted-average number of common shares
             outstanding, basic                                   29,833          67
          Common share equivalents                                 2,396          --
                                                                --------    --------
          Weighted-average number of common shares
             outstanding, diluted                                 32,229          67
                                                                ========    ========

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net income (loss) applicable to common stockholders and weighted-average number of common shares outstanding for pro forma basic and diluted earnings per share is as follows (in thousands):


                                                                               THREE MONTHS
                                                                                   ENDED
                                                                              MARCH 31, 2001
                                                                              --------------
     Net loss applicable to common stockholders shown above                      $   (974)
     Reversal of accrued preferred stock dividends                                  1,159
                                                                                 --------
     Pro forma net income applicable to common stockholders                      $    185
                                                                                 ========

     Weighted-average number of common shares outstanding                              67
     Weighted-average effect of conversion of redeemable convertible preferred
         stock and related dividends                                               18,989
                                                                                 --------
     Pro forma weighted-average number of common shares outstanding, basic         19,056
     Common share equivalents                                                       1,881
                                                                                 --------
     Pro forma weighted-average number of common shares outstanding, diluted       20,937
                                                                                 ========

The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the period.

6.  NEW PRONOUNCEMENTS: BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE
    ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "BUSINESS COMBINATIONS," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 continues the previous requirement for a company to recognize goodwill for the excess of the cost of an acquired company over the fair value of the assets acquired and liabilities assumed. It also requires that items be separated from goodwill if they arise from contractual or other legal rights or are separable. Intangibles that do not meet this test should be included in goodwill. The Company determined that its workforce intangible does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, the Company reclassified the net book value of its workforce intangible asset net of associated deferred tax liabilities, of $2.0 million, into goodwill.

Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, the Company engaged an independent third party to determine the fair value of its reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this initial evaluation, the fair value of the Company's reporting units were determined to exceed the carrying value of those reporting units, therefore indicating that none of the goodwill recorded by the Company was impaired. On an ongoing basis, (absent any impairment indicators), the Company expects to perform its annual impairment evaluation during the fourth quarter. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

                           WRIGHT MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2002, are as follows (in thousands):


        Goodwill, net of accumulated amortization at December 31, 2001                       $  16,848
        Add: Reclassification of workforce intangible, net of deferred tax liability             2,007
        Less: Reduction of pre-recapitalization valuation allowances                            (2,281)
        Foreign currency translation                                                               (85)
                                                                                             ----------
        Goodwill at March 31, 2002                                                            $ 16,489
                                                                                             ==========


In connection with adopting SFAS No. 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's identifiable intangible assets are as follows (in thousands):


                                               MARCH 31, 2002           DECEMBER 31, 2001
                                       -------------------------    ------------------------
                                                    ACCUMULATED                 ACCUMULATED
                                          COST     AMORTIZATION        COST    AMORTIZATION
                                       ---------- --------------    --------- --------------
        Completed technology           $  11,535     $  2,080       $  11,542    $  1,856
        Workforce                              -            -           5,543       2,282
        Distribution channels             18,683        4,264          18,868       3,834
        Trademarks                         2,372          366           2,372         326
        Other                              4,848        1,308           3,009       1,125
                                       ----------    --------       ---------    --------
                                          37,438     $  8,018          41,334    $  9,423
                                                     ========                    ========
        Less: Accumulated
          amortization                    (8,018)                      (9,423)
                                       ----------                   ---------
                                       $  29,420                    $  31,911
                                       ==========                   =========


If the requirements of SFAS Nos. 141 and 142 had been applied in 2001, first quarter 2001 operating results would have been affected as follows (in thousands):


                                                                                 FOR THE THREE
                                                                                  MONTHS ENDED
                                                                                 MARCH 31, 2001
                                                                                -----------------
                        Income from operations, as reported                         $   4,287
                           Add:  Goodwill amortization adjustment                         214
                           Add:  Workforce reclassification adjustment                    277
                                                                                    ----------
                        Income from operations, as adjusted                             4,778
                                                                                    ----------
                        Income before income taxes, as adjusted                         1,231
                           Provision for income taxes                                     555
                                                                                    ----------
                        Net income, as adjusted                                     $     676
                                                                                    ==========
                        Earnings per pro forma diluted share, as adjusted           $     .03
                                                                                    ==========
                           Weighted-average number of common
                              shares outstanding-pro forma diluted                     20,937
                                                                                    ==========


The Company expects to recognize amortization expense of approximately $3.5 million in 2002, $3.5 million in 2003, $3.4 million in 2004, and $3.3 million in 2005.

7.       ARBITRATION SETTLEMENT AWARD

During the first quarter of 2002, the Company received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, the Company received $4.2 million in cash in April 2002, which was recorded within income from operations for the three months ended March 31, 2002.

ITEM 2.

                           WRIGHT MEDICAL GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FILING. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS. THESE STATEMENTS MAY INCLUDE, WITHOUT LIMITATION, THE WORDS "BELIEVES", "ESTIMATES", "PROJECTS", "ANTICIPATES", "EXPECTS" AND WORDS OF SIMILAR IMPORT. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN THESE STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DISCUSSED BELOW AND UNDER THE HEADING "RISK FACTORS" CONTAINED IN OUR FINAL PROSPECTUS DATED MARCH 1, 2002. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

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

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada and Japan and across Europe. Our global distribution system consists of a sales force of approximately 300 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 200 exclusive independent distributors and sales associates in the U.S. and approximately 100 sales associates internationally. In addition, we sell our products to stocking distributors in certain international markets, who resell the products to third party customers. Net sales in our international markets approximated 40% of our total net sales in the first three months of 2002. No single foreign country accounted for more than 10% of our total net sales during 2001 or 2002; however, Italy and France together represented approximately 16% of our total net sales in 2001 and 15% in the first three months of 2002.

NET SALES AND EXPENSE COMPONENTS

NET SALES

We derive our net sales primarily from the sale of reconstructive joint devices and bio-orthopaedic materials. Our reconstructive joint device net sales are derived from three primary product lines: knees, hips and extremities. Other product sales consist of various orthopaedic products not considered to be part of our knee, hip, extremity or bio-orthopaedic product lines that we manufacture directly or distribute for others. While our other product sales may increase in amount and/or as a percentage of total net sales in the future, we do not expect that our other product sales will grow at a rate commensurate with our reconstructive joint device and bio-orthopaedic product lines where our resources are focused.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table sets forth our net sales by product line for the three months ended March 31, 2002 and 2001, respectively, expressed as a dollar amount and as a percentage of total net sales:


                                                THREE MONTHS ENDED MARCH 31,
                                                      (UNAUDITED)
                                                ----------------------------
          IN THOUSANDS:                            2002             2001
                                                ---------         ---------
          Knee products                         $  19,303         $  18,557
          Hip products                             14,240            13,024
          Extremity products                        6,695             5,244
          Bio-orthopaedic materials                 9,162             6,451
          Other                                     2,306             2,057
                                                ---------         ---------

            Total net sales                     $  51,706         $  45,333
                                                =========         =========

          AS A PERCENTAGE OF TOTAL NET SALES:

          Knee products                                37.3%             40.9%
          Hip products                                 27.5%             28.7%
          Extremity products                           13.0%             11.6%
          Bio-orthopaedic materials                    17.7%             14.2%
          Other                                         4.5%              4.6%
                                                -----------       -----------

            Total net sales                           100.0%            100.0%
                                                ===========       ===========


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

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses associated with our key surgeons, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, and as we continue to add infrastructure to support our expected business growth and public company requirements. However, we expect these expenses as a historical percentage of net sales to remain constant and eventually decrease as we leverage our infrastructure additions.

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

AMORTIZATION OF INTANGIBLES. Intangible assets consist of goodwill and purchased intangibles principally related to completed technology, distribution channels and trademarks. Purchased intangibles are amortized over periods ranging from three months to 15 years. Until January 1, 2002, goodwill was amortized on a straight-line basis over 20 years. In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," effective January 1, 2002 we ceased amortizing goodwill and instead evaluated it for impairment in accordance with SFAS No. 142, concluding that goodwill is not impaired.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

We will continue to evaluate goodwill for impairment at least annually (absent any impairment indicators) during our fourth quarter. We expect to amortize approximately $3.5 million in 2002, $3.5 million in 2003, $3.4 million in 2004, and $3.3 million in 2005.

STOCK-BASED EXPENSE. Stock-based expense includes the amortization of non-cash deferred compensation recorded in connection with the issuance of stock options, stock-based incentives and the sale of equity securities when the estimated fair market value of the securities is deemed for financial reporting purposes to exceed their respective exercise or sales price. Additionally, for stock-based incentives granted to consultants, we defer and amortize the fair value of such grants as calculated pursuant to Statement of Financial Accounting Standards
(SFAS) No. 123. We amortize deferred compensation on a straight-line basis over the respective vesting periods of the stock-based incentives, which is generally four years, and we immediately expense all stock-based compensation associated with the issuance of equity where no vesting restrictions apply. The substantial majority of our stock-based expense relates to issuance of shares and options prior to the completion of our July 2001 initial public offering.

Based on the stock-based compensation we have incurred to date, we expect that approximately $1.9 million in 2002, $1.9 million in 2003, $1.7 million in 2004, and $415,000 in 2005 will be recognized as non-cash stock-based expense.

ARBITRATION SETTLEMENT AWARD. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations for the three months ended March 31, 2002.

INTEREST EXPENSE, NET. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities and, as it relates to 2001, our subordinated notes, offset partially by interest income on invested cash balances. Interest expense includes $64,000 and $165,000 for the first quarter of 2002 and 2001, respectively, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. We expect the amortization of deferred financing costs to approximate $255,000 annually over the remaining term of our senior credit facility.

We used the net proceeds from our initial public offering completed July, 2001 to repay our senior subordinated notes and reduce our outstanding bank borrowings, and we invested the proceeds of our February, 2002 follow-on offering in interest-bearing securities. Consequently, we expect that net interest expense in periods following our initial and follow-on public offerings will be less than interest incurred in the comparable prior periods.

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

We have provided a valuation allowance against a portion of our net deferred tax assets for both United States federal income tax purposes and for foreign income tax purposes because, given our history of operating losses, our ability to recover these assets in total is uncertain. As a result of the current year operations, management has reduced the valuation allowance based on the amount of deferred tax assets that are projected to be utilized this year. We will continue to reassess the realization of the remainder of our deferred tax assets and adjust the related valuation allowance as necessary.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data expressed as a dollar amount (in thousands) and as a percentage of net sales:


                                                             THREE MONTHS ENDED MARCH 31,
                                                                    (UNAUDITED)
                                                      ---------------------------------------
                                                             2002                 2001
                                                      ------------------    -----------------
                                                                   % OF                 % OF
                                                      AMOUNT       SALES    AMOUNT      SALES
                                                      ------       -----    ------      -----
          Net sales                                  $ 51,706      100.0%  $ 45,333     100.0%
          Cost of sales                                14,758       28.5%    13,672      30.2%
                                                     --------    -------   --------   -------
            Gross profit                               36,948       71.5%    31,661      69.8%
          Operating expenses:
            Selling, general and administrative        26,955       52.1%    23,305      51.4%
            Research and development                    2,561        5.0%     2,114       4.7%
            Amortization of intangible assets             853        1.6%     1,297       2.9%
            Stock-based expense                           440         .9%       658       1.4%
            Arbitration settlement award               (4,200)      (8.1%)       --      --
                                                     --------    -------   --------   -------
                  Total operating expenses             26,609       51.5%    27,374      60.4%
                                                     --------    -------   --------   -------
            Income from operations                     10,339       20.0%     4,287       9.4%
          Interest expense, net                           434         .8%     3,120       6.9%
          Other expense, net                               16       --          427        .9%
                                                     --------    -------   --------   -------
            Income before income taxes                  9,889       19.1%       740       1.6%
          Provision for income taxes                    2,970        5.7%       555       1.2%
                                                     --------    -------   --------   -------
             Net income                              $  6,919       13.4%  $    185        .4%
                                                     ========    =======   ========   =======

          Adjusted EBITDA**                          $ 10,372       20.1%  $  8,053      17.8%
                                                     ========    =======   ========   =======

**Excludes the arbitration settlement award of $4.2 million.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES. Net sales totaled $51.7 million in the three months ended March 31, 2002, compared to $45.3 million in the three months ended March 31, 2001, representing an increase of $6.4 million, or 14%. The increase resulted primarily from unit sales growth in all major product categories.

Knee sales increased $746,000 or 4%, in the three months ended March 31, 2002 compared to the corresponding period in 2001 due to the continued growth of our ADVANCE(R) knee system which was partially offset by decreased sales of certain of our more mature knee products. Hip sales increased $1.2 million, or 9%, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to sales of our newest hip product, the LINEAGE(TM) Acetabular System, which was introduced in the third quarter of 2001, and continued growth of our PERFECTA(R) and CONSERVE(R) hip systems. Extremity sales increased $1.5 million, or 28%, in the three months ended March 31, 2002 compared to the corresponding period in 2001 due to our first quarter 2002 introduction of the OLYMPIA(TM) Total Shoulder System, and continued growth in sales of our EVOLVE(TM) and NEW DEAL(TM) products, as well as our core extremity products. Bio-orthopaedic product sales increased $2.7 million or 42%, for the first quarter of 2002 compared to the first quarter of 2001 primarily due to sales of our ALLOMATRIX(R) Custom bone graft putty which was introduced in the third quarter of 2001, and the continued growth of ALLOMATRIX(R) C, introduced in the first quarter of 2001.

Domestic net sales totaled $30.9 million in the first quarter of 2002, representing 60% of our total net sales compared to $27.7 million in the first quarter of 2001, representing 61% of total net sales. International sales

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

totaled $20.8 million in the first quarter of 2002, net of a negative currency impact when compared to prior period of approximately $673,000, and $17.6 million in the first quarter of 2001.

COST OF SALES. Cost of sales as a percentage of net sales decreased from 30% in the first quarter of 2001 to 28% in the first quarter of 2002. This decrease is due to improved margins resulting from efficiency gains, and moderate shifts in sales composition to higher margin product lines such as bio-orthopaedics.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, exclusive of stock-based expense, increased $3.7 million, or 16%, from $23.3 million in the first quarter of 2001, to $27.0 million in the first quarter of 2002. The increase was primarily attributable to increased commissions resulting from domestic sales growth, infrastructure additions to support our Japanese direct sales initiative, costs associated with senior management additions, costs associated with certain international distributorship transitions, and expenses related to enhancing our information systems and administrative capabilities. Including stock-based expense, selling, general and administrative expenses increased $3.4 million, or 14% when compared to the first quarter of 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of stock-based expense, increased $447,000, or 21%, from $2.1 million in the first quarter of 2001 to $2.6 million in the first quarter of 2002. The majority of this increase was due to additional personnel costs and professional fees associated with increased product development efforts in the 2002 period when compared to the corresponding period in 2001. Including stock based expense, research and development expenses increased $469,000 or 22% when compared to the first quarter of 2001.

AMORTIZATION OF INTANGIBLE ASSETS. Non-cash charges associated with the amortization of intangible assets decreased approximately $444,000, or 34%, from the first quarter of 2001 to the first quarter of 2002. This decrease is primarily the result of the cessation of amortization of goodwill as mandated by SFAS No. 142 which we implemented effective January 1, 2002. Amortization for both the 2001 and 2002 periods were primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999.

STOCK-BASED EXPENSE. Stock-based expense totaled $440,000 in the first quarter of 2002, consisting of non-cash charges of $397,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $43,000 of other stock-based expenses. Stock-based expense totaled $658,000 in the first quarter of 2001, consisting of non-cash charges of $315,000 resulting from the sale of equity securities below fair market value, $293,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $50,000 of other stock-based expenses.

INTEREST EXPENSE, NET. Interest expense, net, totaled $434,000 and $3.1 million in the first quarter of 2002 and 2001, respectively. The significant decrease in net interest expense is the result of our use of the proceeds from our initial public offering in July 2001 to repay our senior subordinated notes, reduce our outstanding bank borrowings, and to increase our invested cash balances. Additionally, we were able to negotiate more favorable terms with regards to the interest rate charged on borrowings under our new senior credit facility entered into in August 2001, and we invested the proceeds of our February, 2002 follow-on offering in interest-bearing securities.

ARBITRATION SETTLEMENT AWARD. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations for the three months ended March 31, 2002.

OTHER EXPENSE, NET. Other expense, net, totaled $16,000 and $427,000 in the first quarter of 2002 and 2001, respectively. The difference primarily reflects foreign currency rate fluctuations from 2001 to 2002.

PROVISION/(BENEFIT) FOR INCOME TAXES. We recorded a tax provision of $3.0 million and $555,000 in the first quarter of 2002 and 2001, respectively. The tax provision for the three months ended March 31, 2002 is primarily the result of earnings generated by our global operations. We also recorded a benefit for the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

reduction in the statutory income tax rate in France, effective January 1, 2002. The tax provision for the three months ended March 31, 2001 is primarily the result of earnings generated by some of our international operations, principally in Europe. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our deferred tax assets, the change in the French tax rate, and certain nondeductible expenses.

ADJUSTED EBITDA. We define Adjusted EBITDA as earnings before net interest expense, taxes, depreciation, amortization of intangible assets, stock-based expense, and other non-cash expenses. During 2002 and 2001, there were no other non-cash expenses. For 2002, we have excluded from Adjusted EBITDA the arbitration settlement award of $4.2 million. Other companies within our industry may not compute Adjusted EBITDA in the same manner as we do.

Adjusted EBITDA totaled $10.4 million in the first quarter of 2002, or 20% of net sales, compared to $8.1 million in the first quarter of 2001, or 18% of net sales. The increase of approximately $2.3 million is primarily the result of increased sales and improvements in the Company's gross profit percentage, which was partially offset by a 14% increase in selling, general and administrative expenses (net of depreciation charges) coupled with a 21% increase in research and development expenses, when compared to the first quarter of 2001.

QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2001 and the first quarter of 2002. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in the Company's 2001 Annual Report on Form 10-K as filed with the SEC, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                 2001                         2002
                                                              (unaudited)                  (unaudited)
                                                 ---------------------------------------  ------------
                                                  FIRST    SECOND      THIRD     FOURTH      FIRST
          IN THOUSANDS                           QUARTER   QUARTER    QUARTER    QUARTER    QUARTER
                                                 -------   -------    -------    -------    -------
          Net sales                             $ 45,333   $ 42,369   $ 39,062   $ 46,157   $ 51,706
          Cost of sales                           13,672     12,981     11,314     13,384     14,758
                                                --------   --------   --------   --------   --------
            Gross profit                          31,661     29,388     27,748     32,773     36,948


          Operating expenses:
            Selling, general and
              administrative                      23,305     23,246     23,233     24,161     26,955
            Research and development               2,114      2,486      2,242      3,266      2,561
            Amortization of intangible assets      1,297      1,355      1,372      1,325        853
            Stock-based expense                      658        443        486        409        440
            Arbitration settlement award              --         --         --         --     (4,200)
                                                --------   --------   --------   --------   --------
          Total operating expenses                27,374     27,530     27,333     29,161     26,609
                                                --------   --------   --------   --------   --------
            Income from operations              $  4,287   $  1,858   $    415   $  3,612   $ 10,339
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

Our senior credit facility, which we entered into on August 1, 2001, consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. At the Company's option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company's consolidated leverage ratio.

On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6.9 million shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of these 6.9 million shares, we offered 3.45 million, resulting in proceeds to the Company of $49.5 million, net of the underwriting discount and other public offering expenses of approximately $3.6 million. We intend to use the proceeds from the secondary offering for general corporate purposes, including to fund working capital, expansion of our current product offerings through research and development and acquisitions of technologies, products and companies.

At March 31, 2002 we had cash and equivalents totaling approximately $45.5 million, working capital totaling $104.6 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.4 million. We used $1.7 million of cash in operating activities during the first quarter of 2002 compared to $2.1 million of cash used in operating activities during the same period in 2001. However, operating cash flows for the first three months of 2002 were negatively affected by approximately $5.5 million of costs associated with certain international distributorship transitions. Operating cash flows for the first three months of 2001 were negatively affected by $4.0 million of unrestricted cash used in an intellectual property license settlement.

Capital expenditures totaled approximately $4.6 million for the three months ended March 31, 2002. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment and surgical instruments. We expect to incur capital expenditures of approximately $19.0 million in total for 2002, approximately $3.0 million of which we anticipate will be used for the implementation of a new enterprise computer system and $16.0 million of which we anticipate will be used for routine recurring capital expenditures, including instruments.

Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balances, our existing credit line and expected cash flows from our operating activities, will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures and make required payments of principal and interest on our debt.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements as filed in our 2001 Annual Report on Form 10-K. Further, our most critical accounting policies and estimates are further discussed in Item 7 of our 2001 Annual Report on Form 10-K. Material changes occurring within our significant estimates since December 31, 2001 are described below.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

Management's judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $39.0 million and $41.8 million as of March 31, 2002 and December 31, 2001, respectively, due to uncertainties related to our ability to utilize, before expiration, some of our deferred tax assets, primarily consisting of the carry forward of certain net operating losses and general business tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to increase or decrease our valuation allowance which could materially impact our financial position and results of operations. $24.8 million of our valuation allowance at December 31, 2001 was recorded during our recapitalization. To the extent that this portion of the valuation allowance is decreased, it will not result in a benefit to the tax provision, but will first reduce goodwill and then other intangible assets.

The decrease in the valuation allowance since December 31, 2001 is based on our current projection of the amount of deferred tax assets that will be realized as a result of income in the current year. Of the $2.8 million of valuation allowance released, $2.3 million was established during the recapitalization, and thus, recorded as a reduction to goodwill. Management will continue to monitor the realizability of the deferred tax asset and adjust the valuation allowance accordingly. As of March 31, 2002 and December 31, 2001, we had net deferred tax liabilities of $123,000 and $1.0 million, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "BUSINESS COMBINATIONS," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 continues the previous requirement for a company to recognize goodwill for the excess of the cost of an acquired company over the fair value of the assets acquired and liabilities assumed. It also requires that items be separated from goodwill if they arise from contractual or other legal rights or are separable. Intangibles that do not meet this test should be included in goodwill. The Company determined that its workforce intangible does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, we reclassified the net book value of our workforce intangible asset net of associated deferred tax liabilities, of $2.0 million, into goodwill.

Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, the Company engaged an independent third party to determine the fair value of its reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this initial evaluation, the fair value of the Company's reporting units were determined to exceed the carrying value of those reporting units, therefore indicating that none of the goodwill recorded by the Company was impaired. On an ongoing basis, (absent any impairment indicators), the Company expects to perform its annual impairment evaluation during the fourth quarter. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

As a result of implementing SFAS No. 142, we expect to reduce 2002 amortization expense by $2.0 million, to approximately $3.5 million for the full year, increasing 2002 net income by $1.6 million, or $.05 per diluted share. If these rules had been applied in 2001, prior year amortization expense would have also been reduced by $2.0 million and 2001 net income would have been increased by $2.0 million, or $.08 per diluted share.

Also effective January 1, 2002, we adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 addresses financial accounting and reporting for the impairment of

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations, or cash flows.

We are required to adopt SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We believe the adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. On March 31, 2002, we had borrowings of $20.0 million under our credit facility, which are subject to a variable rate, with a rate of 3.8125%. Based on this, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $200,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

FOREIGN CURRENCY RATE FLUCTUATIONS

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% and 29% of our total net sales were denominated in foreign currencies during 2001 and the three months ended March 31, 2002, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the Euro and the yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro, and the U.S. dollar and the Japanese yen. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future.

INFLATION

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

   EXHIBIT
    NUMBER                           DESCRIPTION
    ------        -------------------------------------------------------------
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

     10.3 Form of Employment Agreement between Wright Medical Group, Inc. and certain of its Executive Officers.*

     10.4         1999 Equity Incentive Plan.*

     10.5         Form of Incentive Stock Option Agreement.*

     10.6         Form of Non-Qualified Stock Option Agreement.*

     10.7 Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent and U.S. Bank National Association, as Co-Syndication Agent.+

     10.8 Form of Indemnification Agreement between Wright Medical Group, Inc. and its Directors and Executive Officers.*

     10.9         Form of Warrant.*

     10.10        Form of Amendment No. 1 to the Incentive Stock Option
                  Agreement.*

     10.11 Form of Sales Representative Award Agreement under the 1999 Equity Incentive Plan.*

     10.12 Form of Non-Employee Director Stock Option Agreement under the 1999 Equity Incentive Plan.*

     10.13        Form of Amended and Restated 1999 Equity Incentive Plan.*

     11.1 Computation of earnings per share (included in Note 5 of the Notes to Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).


                  ---------------------
                  * Incorporated by reference to Wright Medical Group, Inc.'s Registration Statement on Form S-1(File No. 333-59732).

                  +   Incorporated by reference to Wright Medical Group, Inc.'s
                  Current Report on Form 8-K, filed August 3, 2001.

         (b)      Reports on Form 8-K

                  The following current reports on Form 8-K were filed during the quarter ended March 31, 2002:

            Date of Report                Items Reported

           February 12, 2002   Wright Medical Group, Inc. released consolidated
                                 results from operations for the
                                 quarter and year ended December 31,
                                 2001, by means of a press release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Arlington, State of Tennessee, on May 6, 2002.

                                    WRIGHT MEDICAL GROUP, INC.

                                    By: /s/ F. Barry Bays
                                       ----------------------------------------
                                       F. Barry Bays
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    By: /s/ John. K. Bakewell
                                       ----------------------------------------
                                       John K. Bakewell
                                       EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                       OFFICER AND PRINCIPAL ACCOUNTING OFFICER)