Form 10-Q
period 2002-06-30
WRIGHT MEDICAL GROUP INC
filed 2002-08-12
CIK 1137861

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-32883

WRIGHT MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4088127

(State or other jurisdiction of incorporation)	(IRS employer Identification number)

5677 Airline Road Arlington, Tennessee	38002

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number	(901) 867-9971

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

     As of August 2, 2002 a total of 32,490,717 shares of common stock, par value $.01 per share, of the registrant were outstanding.

WRIGHT MEDICAL GROUP, INC.
INDEX

PAGE NUMBER

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	1
Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	2
Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	3
Notes to Consolidated Financial Statements	4-8
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-18
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	19
PART II – OTHER INFORMATION
Item 1 - Legal Proceedings	20
Item 2 - Changes in Securities and Use of Proceeds	20
Item 3 - Defaults Upon Senior Securities	20
Item 4 - Submission of Matters to a Vote of Security Holders	20
Item 5 - Other Information	20
Item 6 - Exhibits and Reports on Form 8-K	20-22
SIGNATURES	23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$51,716	$2,770
Accounts receivable, net	40,256	32,479
Inventories	49,576	41,878
Prepaid expenses	2,925	3,506
Deferred income taxes	9,315	9,131
Other current assets	3,705	3,234

Total current assets	157,493	92,998
Property, plant and equipment, net	54,684	50,965
Intangible assets, net	30,494	31,911
Goodwill	15,246	16,848
Other assets	836	997

	$258,753	$193,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,834	$8,530
Accrued expenses and other current liabilities	29,336	33,092
Current portion of long-term obligations	5,223	3,830

Total current liabilities	44,393	45,452
Long-term obligations	17,604	19,804
Deferred income taxes	9,130	10,131
Other liabilities	882	1,032

Total liabilities	72,009	76,419

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized – 100,000,000; shares issued and outstanding – 32,461,567 in 2002, 23,257,532 in 2001	325	233
Common stock, non-voting, $.01 par value, shares authorized – 100,000,000; shares issued and outstanding – 5,288,595 in 2001	—	53
Additional paid-in capital	258,428	207,197
Deferred compensation	(3,976)	(4,798)
Accumulated other comprehensive income (loss)	1,951	(3,238)
Accumulated deficit	(69,984)	(82,147)

Total stockholders’ equity	186,744	117,300

	$258,753	$193,719

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$50,771	$42,369	$102,477	$87,702
Cost of sales	14,234	12,981	28,992	26,653

Gross profit	36,537	29,388	73,485	61,049
Operating expenses:
Selling, general and administrative	26,332	23,246	53,287	46,551
Research and development	2,565	2,486	5,126	4,600
Amortization of intangible assets	921	1,355	1,774	2,652
Stock-based expense[1]	457	443	897	1,101
Arbitration settlement award (Note 8)	—	—	(4,200)	—

Total operating expenses	30,275	27,530	56,884	54,904

Income from operations	6,262	1,858	16,601	6,145
Interest expense, net	338	2,903	772	6,023
Other (income) expense, net	(1,149)	62	(1,133)	489

Income (loss) before income taxes	7,073	(1,107)	16,962	(367)
Provision for income taxes	1,829	106	4,799	661

Net income (loss)	$5,244	$(1,213)	$12,163	$(1,028)

Net income (loss) per share (Note 5):
Net income (loss) applicable to common stockholders	$5,244	$(2,386)	$12,163	$(3,360)

Net income (loss) per common share:
Basic	$0.16	$(33.87)	$0.39	$(48.93)

Diluted	$0.15	$(33.87)	$0.36	$(48.93)

Weighted-average number of common shares outstanding-basic	32,447	70	31,163	69

Weighted-average number of common shares outstanding-diluted	34,839	70	33,542	69

Pro forma net income (loss) per share (Note 5):
Net income (loss) applicable to common stockholders	$5,244	$(1,213)	$12,163	$(1,028)

Net income (loss) per common share:
Basic	$0.16	$(0.06)	$0.39	$(0.05)

Diluted	$0.15	$(0.06)	$0.36	$(0.05)

Weighted-average number of common shares outstanding-pro forma basic	32,447	19,358	31,163	19,208

Weighted-average number of common shares outstanding-pro forma diluted	34,839	19,358	33,542	19,208

The accompanying notes are an integral part of these consolidated financial statements.

1	Amounts presented include selling, general and administrative expenses of $429 and $415 for the three months ended June 30, 2002 and 2001, respectively and $841 and $1,067 for the six months ended June 30, 2002 and 2001, respectively. Amounts presented also include research and development expenses of $28 for each of the three months ended June 30, 2002 and 2001 and $56 and $34 for the six months ended June 30, 2002 and 2001, respectively.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$12,163	$(1,028)
Non-cash items included in net income:
Depreciation	6,518	4,480
Amortization of deferred financing costs	131	311
Amortization of intangible assets	1,774	2,652
Provision for inventory reserves	2,106	2,565
Deferred income taxes	4,582	484
Stock-based expenses	897	1,101
Other	133	616
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	(3,605)
Inventories	(9,170)	(2,013)
Other current assets	(789)	3,416
Accounts payable	746	1,549
Accrued expenses and other liabilities	(3,709)	(8,390)

Net cash provided by operating activities	9,382	2,138
Cash flow from investing activities:
Capital expenditures	(8,518)	(8,127)
Purchased intangibles	(2,279)	—
Other	—	268

Net cash used in investing activities	(10,797)	(7,859)
Cash flow from financing activities:
Issuance of common stock, net of offering costs	51,196	(1,453)
Proceeds from bank and other financing	—	1,854
Payments of bank and other borrowings	(1,333)	(4,223)
Issuance of senior subordinated notes	—	92
Issuance of preferred shares	—	158

Net cash provided by (used in) financing activities	49,863	(3,572)
Effect of exchange rates on cash and cash equivalents	498	(143)

Net increase (decrease) in cash and cash equivalents	48,946	(9,436)
Cash and cash equivalents, beginning of period	2,770	16,300

Cash and cash equivalents, end of period	$51,716	$6,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$535	$3,460

Cash (received) paid for income taxes	$(188)	$208

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wright Medical Group, Inc. (the “Company”) is a global medical device company specializing in the design, manufacture and marketing of orthopaedic implants and bio-orthopaedic materials used in joint reconstruction and bone regeneration. The Company is focused on the reconstructive joint device and bio-orthopaedic materials sectors of the orthopaedic industry. The Company markets its products principally through independent sales representatives in the United States and through a combination of employee sales representatives, independent sales representatives and stocking distributors in its international markets. The Company is headquartered in suburban Memphis, Tennessee.

On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6.9 million shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6.9 million shares, the Company offered 3.45 million shares in the secondary offering. Following the closing of the secondary offering, Warburg, Pincus Equity Partners, L.P. converted all of its shares of non-voting common stock into shares of voting common stock. Consequently, there are no outstanding shares of non-voting common stock.

2. Basis of Presentation

The unaudited consolidated interim financial statements included in this Form 10-Q have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K as filed with the SEC.

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

3. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$2,002	$1,721
Work-in-process	8,660	6,814
Finished goods	38,914	33,343

	$49,576	$41,878

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Notes payable	$19,250	$20,000
Capitalized lease obligations	3,577	3,634

	22,827	23,634
Less: current portion	(5,223)	(3,830)

	$17,604	$19,804

The Company’s senior credit facility consists of $19.3 million in outstanding term loans and an unused revolving loan facility of up to $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio. At June 30, 2002, the interest rate on the Company’s borrowings was 3.625%.

5. Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents, which consists of stock options, warrants, and in 2001, convertible preferred stock. The dilutive effect of such instruments is calculated using the treasury-stock method.

For the three and six month periods ended June 30, 2001, the Company’s computation of diluted loss per share does not differ from basic loss per share, as the effect of the Company’s common stock equivalents is anti-dilutive. Common stock equivalents excluded from the calculation of diluted loss per share totaled approximately 21,275,000 and 21,218,000 for the three and six month periods ended June 30, 2001.

Net income (loss) applicable to common stockholders and weighted-average number of common shares outstanding for basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$5,244	$(1,213)	$12,163	$(1,028)
Accrued preferred stock dividends	—	(1,173)	—	(2,332)

Net income (loss) applicable to common stockholders	$5,244	$(2,386)	$12,163	$(3,360)

Weighted-average number of common shares outstanding, basic	32,447	70	31,163	69
Common stock equivalents	2,392	—	2,379	—

Weighted-average number of common shares outstanding, diluted	34,839	70	33,542	69

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 2001 periods presented, a reconciliation of net loss applicable to common stockholders and weighted-average number of common shares outstanding for pro forma basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net loss applicable to common stockholders shown above	$(2,386)	$(3,360)
Reversal of accrued preferred stock dividends	1,173	2,332

Pro forma net loss applicable to common stockholders	$(1,213)	$(1,028)

Weighted-average number of common shares outstanding	70	69
Weighted-average effect of conversion of redeemable convertible preferred stock and related dividends	19,288	19,139

Pro forma weighted-average number of common shares outstanding, basic and diluted	19,358	19,208

The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the period. The Company’s pro forma computation of diluted loss per share for the three and six month periods ended June 30, 2001 does not differ from pro forma basic loss per share, as the effect of the Company’s common stock equivalents is anti-dilutive. Common stock equivalents excluded from the calculation of pro forma diluted loss per share totaled approximately 1,987,000 and 2,079,000 for the three and six month periods ended June 30, 2001, respectively.

6. Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires the disclosure of the components included in comprehensive income (loss). Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation which is charged or credited to the cumulative translation account within stockholders’ equity. Comprehensive income (loss) for the three and six month periods ended June 30, 2002 and 2001, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$5,244	$(1,213)	$12,163	$(1,028)
Changes in foreign currency translation	5,862	(929)	5,189	(1,919)

Comprehensive income (loss)	$11,106	$(2,142)	$17,352	$(2,947)

7. New Pronouncements: Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 continues the previous requirement for a company to recognize goodwill for the excess of the cost of an acquired company over the fair value of the assets acquired and liabilities assumed. It also requires that items be separated from goodwill if they arise from contractual or other legal rights or are separable. Intangibles that do not meet this test should be included in goodwill. The Company determined that its workforce intangible does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, the Company reclassified the net book value of its workforce intangible asset net of associated deferred tax liabilities, of $2.0 million, into goodwill.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, the Company engaged an independent third party to determine the fair value of its reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this evaluation, the fair values of the Company’s reporting units were determined to exceed the carrying value of those reporting units, therefore indicating that none of the goodwill recorded by the Company was impaired. On an ongoing basis, (absent any impairment indicators), the Company expects to perform its annual impairment evaluation during the fourth quarter. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2002, are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2001	$16,848
Add: Reclassification of workforce intangible, net of deferred tax liability	2,007
Less: Reduction of pre-recapitalization valuation allowances	(4,513)
Foreign currency translation	904

Goodwill at June 30, 2002	$15,246

In connection with adopting SFAS No. 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2002		December 31, 2001

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Completed technology	$11,607	$2,322	$11,542	$1,856
Workforce	—	—	5,543	2,282
Distribution channels	20,503	5,190	18,868	3,834
Trademarks	2,372	406	2,372	326
Other	5,489	1,559	3,009	1,125

	39,971	$9,477	41,334	$9,423

Less: Accumulated amortization	(9,477)		(9,423)

	$30,494		$31,911

If the requirements of SFAS Nos. 141 and 142 had been applied in 2001, operating results for the three and six month periods ended June 30, 2001 would have been affected as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Income from operations, as reported	$1,858	$6,145
Add: Goodwill amortization adjustment	214	428
Add: Workforce reclassification adjustment	277	554

Income from operations, as adjusted	2,349	7,127

Income before income taxes, as adjusted	(616)	615
Provision for income taxes	106	661

Net income, as adjusted	$(722)	$(46)

Earnings per pro forma diluted share, as adjusted	$(0.04)	$—

Weighted-average number of common shares outstanding-pro forma diluted	19,358	19,208

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to recognize amortization expense of approximately $4.0 million in 2002, $4.3 million in 2003, $4.1 million in 2004, and $4.0 million in 2005.

Also effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company is required to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations", effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position, results of operations, or cash flows.

The Company is required to adopt SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” no later than January 1, 2003. SFAS No. 145 requires that all gains or losses on early extinguishment of debt must meet the requirements in APB Opinion No. 30 (APB 30) in order to be classified as an extraordinary item. The Company reviewed the requirements in APB 30 and determined that the loss on its early retirement of debt recognized in the third quarter of 2001 does not meet the necessary criteria in order to be classified as an extraordinary item. Therefore, the Company’s loss on its 2001 early retirement of debt will be reclassified within operating expenses once SFAS No. 145 is adopted.

8. Arbitration Settlement Award

During the first quarter of 2002, the Company received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, the Company received $4.2 million in cash in April 2002, which is recorded within income from operations in the first quarter of 2002.

9. Commitments and Contingencies

In July 2002, the Company became party to an intellectual property settlement agreement whereby upon satisfactory reissuance of a certain patent by February 10, 2004, the Company will be obligated to pay up to $1.25 million. Management believes that reissuance of this patent within the specified timeframe and the consequential payment of any amount, is not probable of occurring. Accordingly, no provision has yet been made for this contingency. As a result of this settlement agreement, the Company recovered approximately $800,000 of previously recognized royalty expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These statements may include, without limitation, the words “believes”, “estimates”, “projects”, “anticipates”, “expects” and words of similar import. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading “Risk Factors” contained in our final prospectus dated March 1, 2002. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada and Japan and across Europe. Our global distribution system consists of a sales force of approximately 380 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 230 exclusive independent distributors and sales associates in the U.S. and approximately 150 sales associates internationally. In addition, we sell our products to stocking distributors in certain international markets, who resell the products to third party customers. Net sales in our international markets approximated 39% of our total net sales in the first six months of 2002. No single foreign country accounted for more than 10% of our total net sales during 2001 or 2002; however, Italy and France together represented approximately 16% of our total net sales in both 2001 and in the first six months of 2002.

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

The following table sets forth our net sales by geographic area and product line for the three and six month periods ended June 30, 2002 and 2001, respectively, expressed as a dollar amount and as a percentage of total net sales:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
In thousands:	2002	2001	2002	2001

Geographic
Domestic	$31,200	$27,144	$62,114	$54,843
International	19,571	15,225	40,363	32,859

Total net sales	$50,771	$42,369	$102,477	$87,702

As a percentage of total net sales:
Domestic	61.5%	64.1%	60.6%	62.5%
International	38.5%	35.9%	39.4%	37.5%

Total net sales	100.0%	100.0%	100.0%	100.0%

Product Line
Knee products	$18,207	$15,986	$37,510	$34,543
Hip products	14,743	12,274	28,983	25,298
Extremity products	6,189	5,116	12,884	10,360
Bio-orthopaedic materials	9,406	6,694	18,568	13,145
Other	2,226	2,299	4,532	4,356

Total net sales	$50,771	$42,369	$102,477	$87,702

As a percentage of total net sales:
Knee products	35.9%	37.7%	36.6%	39.4%
Hip products	29.0%	29.0%	28.3%	28.8%
Extremity products	12.2%	12.1%	12.6%	11.8%
Bio-orthopaedic materials	18.5%	15.8%	18.1%	15.0%
Other	4.4%	5.4%	4.4%	5.0%

Total net sales	100.0%	100.0%	100.0%	100.0%

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

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses and consulting costs associated with our medical advisors, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, as we absorb anticipated increased premiums for certain of the Company’s insurance programs, and as we continue to add infrastructure to support our expected business growth and public company requirements. However, we expect these expenses as a historical percentage of net sales to remain constant and eventually decrease as we leverage our infrastructure additions.

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

Amortization of Intangibles. Intangible assets consist of purchased intangibles principally related to completed technology, distribution channels and trademarks. Purchased intangibles are amortized over periods ranging from 3 to 15 years. Until January 1, 2002, our goodwill was amortized on a straight-line basis over 20 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 we ceased amortizing goodwill and instead evaluated it for impairment in accordance with SFAS No. 142, concluding that goodwill was not impaired at January 1, 2002.

We will continue to evaluate goodwill for impairment at least annually (absent any impairment indicators) during our fourth quarter. We expect to amortize purchased intangibles approximately $4.0 million in 2002, $4.3 million in 2003, $4.1 million in 2004, and $4.0 million in 2005.

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

Based on the stock-based awards we have issued to date, we expect that approximately $1.9 million in 2002, $1.9 million in 2003, $1.7 million in 2004, and $465,000 in 2005 will be recognized as non-cash stock-based expense.

Arbitration Settlement Award. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations in the first quarter of 2002.

Interest Expense, Net. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities and, as it relates to 2001, our subordinated notes, offset partially by interest income on invested cash balances. Interest expense includes $131,000 and $311,000 for the first six months of 2002 and 2001, respectively, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. We expect the amortization of deferred financing costs to approximate $255,000 annually over the remaining term of our senior credit facility.

We used the net proceeds from our initial public offering completed in July 2001 to repay our senior subordinated notes and reduce our outstanding bank borrowings, and we invested the proceeds of our February 2002 follow-on offering in interest-bearing securities. Consequently, we expect that net interest expense in periods following our initial and follow-on public offerings will be less than interest incurred in the comparable prior periods.

Other (Income) Expense, Net. Other (income)/expense consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other expense and income to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

Provision for Income Taxes. Our payment of income taxes has generally been limited to earnings generated by certain of our foreign operations, principally in Europe. Domestically, we have incurred no tax liability in recent years. At December 31, 2001, we had net operating loss carryforwards of approximately $74.7 million domestically, which expire in 2009 through 2021, and $17.6 million internationally, which expire in 2002 through 2010. Generally, we are limited in the amount of net operating loss carryforwards which can be utilized in any given year. Additionally, we had domestic general business credit carryforwards of approximately $1.2 million, which expire in 2007 through 2016.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a dollar amount (in thousands) and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	(unaudited)				(unaudited)

	2002		2001		2002		2001

	Amount	% of sales	Amount	% of sales	Amount	% of sales	Amount	% of sales

Net sales	$50,771	100.0%	$42,369	100.0%	$102,477	100.0%	$87,702	100.0%
Cost of sales	14,234	28.0%	12,981	30.6%	28,992	28.3%	26,653	30.4%

Gross profit	36,537	72.0%	29,388	69.4%	73,485	71.7%	61,049	69.6%
Operating expenses:
Selling, general and administrative	26,332	51.9%	23,246	54.9%	53,287	52.0%	46,551	53.1%
Research and development	2,565	5.1%	2,486	5.9%	5,126	5.0%	4,600	5.2%
Amortization of intangible assets	921	1.8%	1,355	3.2%	1,774	1.7%	2,652	3.0%
Stock-based expense	457	0.9%	443	1.0%	897	0.9%	1,101	1.3%
Arbitration settlement award	—	—	—	—	(4,200)	(4.1%)	—	—

Total operating expenses	30,275	59.6%	27,530	65.0%	56,884	55.5%	54,904	62.6%

Income from operations	6,262	12.3%	1,858	4.4%	16,601	16.2%	6,145	7.0%
Interest expense, net	338	0.7%	2,903	6.9%	772	0.8%	6,023	6.9%
Other (income) expense, net	(1,149)	(2.3%)	62	0.1%	(1,133)	(1.1%)	489	0.5%

Income before income taxes	7,073	13.9%	(1,107)	(2.6%)	16,962	16.6%	(367)	(0.4%)
Provision for income taxes	1,829	3.6%	106	0.3%	4,799	4.7%	661	0.8%

Net income	$5,244	10.3%	$(1,213)	(2.9%)	$12,163	11.9%	$(1,028)	(1.2%)

Adjusted EBITDA	$12,351	24.3%	$5,836	13.8%	$22,723	22.2%	$13,889	15.8%

Comparison of three months ended June 30, 2002 to three months ended June 30, 2001 and six months ended June 30, 2002 to six months ended June 30, 2001

Net Sales. Net sales totaled $50.8 million in the three months ended June 30, 2002, compared to $42.4 million in the three months ended June 30, 2001, representing an increase of $8.4 million, or 20%, and $102.5 million in the six months ended June 30, 2002, compared to $87.7 million in the six months ended June 30, 2001, representing an increase of $14.8 million, or 17%. These increases resulted primarily from unit sales growth in all major product categories.

Knee sales increased $2.2 million or 14%, in the three months ended June 30, 2002 compared to the corresponding period in 2001, and $3.0 million or 9%, in the six months ended June 30, 2002 compared to the corresponding period in 2001. These increases are due to the continued growth of our ADVANCE® knee system, which was partially offset by decreased sales of certain of our more mature knee products.

Hip sales increased $2.5 million, or 20%, in the second quarter of 2002 compared to the second quarter of 2001 and $3.7 million, or 15%, in the first six months of 2002 compared to the first six months of 2001. These increases are primarily attributable to sales of our LINEAGE® Acetabular System, which was introduced in the third quarter of 2001, and the continued growth of our PERFECTA® hip system. Extremity sales increased $1.1 million, or 21%, in the three months ended June 30, 2002 compared to the corresponding period in 2001, and $2.5 million, or 24%, in the six months ended June 30, 2002 compared to the corresponding period in 2001. Increasing extremity sales are due to our first quarter 2002 introduction of the OLYMPIA™ Total Shoulder System, and continued growth in sales of our EVOLVE™ and NEW DEAL™ products, as well as our core extremity products. Bio-orthopaedic product sales increased $2.7 million or 41%, for the second quarter of 2002 compared to the second quarter of 2001, and $5.4 million or 41%, for the first six months of 2002 compared to the first six months of 2001, primarily due to sales of our ALLOMATRIX® Custom bone graft putty which was introduced in the third quarter of 2001 and the introduction of our MIIG™ (Minimally Invasive Injectable Graft) system in the second quarter of 2002, as well as the continued growth of ALLOMATRIX® C Putty, introduced in the first quarter of 2001.

In the second quarter of 2002, domestic net sales totaled $31.2 million, representing 61% of our total net sales compared to $27.1 million in the second quarter of 2001, representing 64% of total net sales. International sales totaled $19.6 million in the second quarter of 2002, including a positive currency impact when compared to prior period of approximately $614,000, and $15.2 million in the second quarter of 2001. In the first six months of 2002, domestic net sales totaled $62.1 million, representing 61% of our total net sales compared to $54.8 million in the first six months of 2001, representing 63% of total net sales. International sales totaled $40.4 million in the first six months of 2002, net of a negative currency impact when compared to prior period of approximately $58,000, and $32.9 million in the first six months of 2001.

Cost of Sales. Cost of sales as a percentage of net sales decreased from 31% in the second quarter of 2001 to 28% in the second quarter of 2002, and decreased from 30% in the first six months of 2001 to 28% in the first six months of 2002. This decrease is due to improved margins resulting from moderate shifts in sales composition to higher margin product lines such as bio-orthopaedics, and efficiency gains.

Selling, General and Administrative. Selling, general and administrative expenses, exclusive of stock-based expense, increased $3.1 million, or 13%, from $23.2 million in the second quarter of 2001, to $26.3 million in the second quarter of 2002, and increased $6.7 million, or 14%, from $46.6 million in the first six months of 2001, to $53.3 million in the first six months of 2002. The increase was attributable to increased commissions resulting from domestic sales growth, infrastructure additions to support our Japanese direct sales initiative, increased depreciation related to instruments, and expenses related to enhancing our information systems and administrative capabilities, partially offset by an approximate $800,000 recovery related to the resolution of a royalty matter (see Note 9). Including stock-based expense, selling, general and administrative expenses increased $3.1 million, or 13% when compared to the second quarter of 2001, and $6.5 million, or 14% when compared to the first six months of 2001.

Research and Development. Research and development expenses, exclusive of stock-based expense, increased $79,000, or 3%, from $2.5 million in the second quarter of 2001 to $2.6 million in the second quarter of 2002. These expenses are relatively consistent as a percentage of sales, remaining within the Company’s targeted range of 5% to 6%. For the first half of 2002, these expenses increased $526,000, or 11%, from $4.6 million in the first six months of 2001 to $5.1 million in the first six months of 2002. The majority of this increase was primarily due to additional personnel costs and professional fees associated with increased product development efforts in the 2002 period when compared to the corresponding period in 2001. Including stock-based expense, research and development expenses increased $79,000 or 3% when compared to the second quarter of 2001, and $548,000 or 12% when compared to the first six months of 2001.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets decreased approximately $434,000, or 32%, from the second quarter of 2001 to the second quarter of 2002, and approximately $878,000, or 33%, from the first six months of 2001 to the first six months of 2002. The decrease in amortization expense is primarily the result of the cessation of amortization of goodwill as mandated by SFAS No. 142 which we implemented effective January 1, 2002. Amortization for both the 2001 and 2002 periods were primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999.

Stock-based Expense. Stock-based expense totaled $457,000 in the second quarter of 2002, consisting of non-cash charges of $396,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $61,000 of other stock-based expenses. Stock-based expense totaled $443,000 in the second quarter of 2001, consisting of non-cash charges of $438,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $5,000 of other stock-based expenses. In the first half of 2002, stock-based expense totaled $897,000, consisting of non-cash charges of $793,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $104,000 of other stock-based expenses. Stock-based expense totaled $1.1 million in the first six months of 2001, consisting of non-cash charges of $731,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, $315,000 resulting from the sale of equity securities below fair market value, and $55,000 of other stock-based expenses.

Arbitration settlement award. During the first quarter of 2002, we were awarded $4.2 million in a commercial arbitration proceeding with a former business services provider, which we received in cash in April 2002. We recorded this amount within income from operations in the first quarter of 2002.

Interest Expense, Net. Interest expense, net, totaled $338,000 and $2.9 million in the second quarter of 2002 and 2001, respectively, and $772,000 and $6.0 million in the first six months of 2002 and 2001, respectively. The significant decrease in net interest expense is the result of our use of the proceeds from our initial public offering in July 2001 to repay our senior subordinated notes, reduce our outstanding bank borrowings, and increase our invested cash balances. Additionally, we were able to negotiate more favorable terms with regards to the interest rate charged on borrowings under our new senior credit facility entered into in August 2001, and we invested the proceeds of our February 2002 follow-on offering in interest-bearing securities.

Other (Income) Expense, Net. Other (income) expense, net, totaled $1.1 million of income and $62,000 of expense in the second quarter of 2002 and 2001, respectively, and $1.1 million of income and $489,000 of expense in the first six months of 2002 and 2001, respectively. These amounts consisted primarily of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded a tax provision of $1.8 million and $106,000 in the second quarter of 2002 and 2001, respectively, and a provision of $4.8 million and $661,000 in the six months ended June 30, 2002 and 2001, respectively. The tax provision for both the three and six months ended June 30, 2002 is primarily the result of earnings generated by our global operations. The tax provision for the three and six months ended June 30, 2001 is primarily the result of earnings generated by some of our international operations, principally in Europe. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our deferred tax assets and certain nondeductible expenses.

Adjusted EBITDA. We define Adjusted EBITDA as earnings before net interest expense, taxes, depreciation, amortization of intangible assets, stock-based expense, and other non-cash expenses. During 2002 and 2001, there were no other non-cash expenses. For 2002, we have excluded from Adjusted EBITDA the first quarter arbitration settlement award of $4.2 million. Other companies within our industry may not compute Adjusted EBITDA in the same manner as we do.

Adjusted EBITDA totaled $12.4 million in the second quarter of 2002, or 24% of net sales, compared to $5.8 million in the second quarter of 2001, or 14% of net sales. For the six months ended June 30, 2002, Adjusted EBITDA totaled $22.7 million, or 22% of net sales, compared to $13.9 million in the first six months of 2001, or 16% of net sales. The increase in Adjusted EBITDA for both the three and six months ended June 30, 2002 when compared to the corresponding period in 2001 of $6.5 million and $22.7 million, respectively, is primarily the result of increased sales, improvements in the Company’s gross profit percentage and operating expense leverage, as well as currency transaction gains.

Quarterly Results of Operations

The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2001 and the first and second quarters of 2002. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in the Company’s 2001 Annual Report on Form 10-K as filed with the SEC, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2001				2002
	(unaudited)				(unaudited)

In thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter

Net sales	$45,333	$42,369	$39,062	$46,157	$51,706	$50,771
Cost of sales	13,672	12,981	11,314	13,384	14,758	14,324

Gross profit	31,661	29,388	27,748	32,773	36,948	36,537
Operating expenses:
Selling, general and administrative	23,305	23,246	23,233	24,161	26,955	26,332
Research and development	2,114	2,486	2,242	3,266	2,561	2,565
Amortization of intangible assets	1,297	1,355	1,372	1,325	853	921
Stock-based expense	658	443	486	409	440	457
Arbitration settlement award	—	—	—	—	(4,200)	—

Total operating expenses	27,374	27,530	27,333	29,161	26,609	30,275

Income from operations	$4,287	$1,858	$415	$3,612	$10,339	$6,262

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

Our senior credit facility, which we entered into on August 1, 2001, consists of $19.3 million in term loans and an unused revolving loan facility of up to $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio.

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

At June 30, 2002 we had cash and equivalents totaling approximately $51.7 million, working capital totaling $113.1 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.4 million. We generated $9.4 million of cash from operating activities during the first six months of 2002 compared to $2.1 million of cash generated from operating activities during the same period in 2001. Operating cash flow for the first six months of 2002 was negatively affected by approximately $4.2 million of costs associated with certain international distributorship transitions, and favorably affected by the receipt of a $4.2 million arbitration settlement award. Operating cash flow for the first six months of 2001 was negatively affected by $4.0 million of unrestricted cash used in an intellectual property license settlement.

Capital expenditures totaled approximately $8.5 million for the six months ended June 30, 2002. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment and surgical instruments. We expect to incur capital expenditures of approximately $20.0 million in total for 2002, approximately $4.0 million of which we anticipate will be used for the implementation of a new enterprise computer system and $16.0 million of which we anticipate will be used for routine recurring capital expenditures, including instruments. Additionally, we used $2.3 million during the six months ended June 30, 2002 to purchase various intangible assets, including rights to import certain classes of products into certain countries and exclusive licenses to use certain technologies. We are constantly evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

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

Critical Accounting Policies and Estimates

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $37.9 million and $41.8 million as of June 30, 2002 and December 31, 2001, respectively, due to uncertainties related to our ability to utilize, before expiration, some of our deferred tax assets, primarily consisting of the carry forward of certain net operating losses and general business tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to increase or decrease our valuation allowance which could materially impact our financial position and results of operations. $24.8 million of our valuation allowance at December 31, 2001 was recorded during our recapitalization. To the extent that this portion of the valuation allowance is decreased, it will not result in a benefit to the tax provision, but will first reduce goodwill and then other intangible assets.

The decrease in the valuation allowance since December 31, 2001 is based on our current projection of the amount of deferred tax assets that will be realized as a result of income in the current year. Management will continue to monitor the realizability of the deferred tax asset and adjust the valuation allowance accordingly. As of June 30, 2002 we had net deferred tax assets of $185,000. As of December 31, 2001, we had net deferred tax liabilities of $1.0 million, respectively.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 continues the previous requirement for a company to recognize goodwill for the excess of the cost of an acquired company over the fair value of the assets acquired and liabilities assumed. It also requires that items be separated from goodwill if they arise from contractual or other legal rights or are separable. Intangibles that do not meet this test should be included in goodwill. The Company determined that its workforce intangible does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, we reclassified the net book value of our workforce intangible asset net of associated deferred tax liabilities, of $2.0 million, into goodwill.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, the Company engaged an independent third party to determine the fair value of its reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this evaluation, the fair values of the Company’s reporting units were determined to exceed the carrying value of those reporting units, therefore indicating that none of the goodwill recorded by the Company was impaired. On an ongoing basis, (absent any impairment indicators), the Company expects to perform its annual impairment evaluation during the fourth quarter. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

As a result of implementing SFAS No. 142, we expect to reduce 2002 amortization expense by $2.0 million, to approximately $4.0 million for the full year, increasing 2002 net income by $1.6 million, or $.05 per diluted share. If these rules had been applied in 2001, prior year amortization expense would have also been reduced by $2.0 million and 2001 net income would have been increased by $2.0 million, or $.08 per diluted share.

Also effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations, or cash flows.

We are required to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations", effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We believe the adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

We are required to adopt SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” no later than January 1, 2003. SFAS No. 145 requires that all gains or losses on early extinguishment of debt must meet the requirements in APB Opinion No. 30 (APB 30) in order to be classified as an extraordinary item. We reviewed the requirements in APB 30 and determined that the loss on our early retirement of debt recognized in the third quarter of 2001 does not meet the necessary criteria in order to be classified as an extraordinary item. Therefore, the loss on our 2001 early retirement of debt will be reclassified within operating expenses once SFAS No. 145 is adopted.

Factors Affecting Future Operating Results

In addition to the factors described above in this discussion and analysis, our future financial results could vary from period to period due to a variety of causes, including expenditures and timing relating to acquisition and integration of businesses or products, the introduction of new products by us or our competitors, changes in the treatment practices of our surgeon customers, changes in the costs of manufacturing our products, supply interruptions, the availability and cost of raw materials, our mix of products sold, changes in our marketing and sales expenditures, changes affecting our methods of distributing products, market acceptance of our products, competitive pricing pressures, changes in regulations affecting our business or the regulatory status of our products, general economic and industry conditions that affect customer demand, our level of research and development activities, changes in our administrative infrastructure, foreign currency fluctuations, changes in assets and liabilities subject to interest rate variability and changes in related interest rates, and the effect of domestic and international income taxes and the utilization of related net operating loss carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. At June 30, 2002, we had borrowings of $19.3 million outstanding under our credit facility, which are subject to a variable rate, with a rate of 3.625%. Based on this debt load, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $193,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% and 30% of our total net sales were denominated in foreign currencies during 2001 and the six months ended June 30, 2002, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the Euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro, and the U.S. dollar and the yen. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable

(b)	Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s 2002 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 30, 2002.

     At the Annual Meeting, the stockholders elected six directors to serve on the Board of Directors of the Company for a term of one year. The tabulation of votes with respect to each nominee was as follows:

Nominee	For	Withheld

F. Barry Bays	27,695,796	2,881,240
James T. Treace	29,829,382	747,654
Richard B. Emmitt	29,829,382	747,654
James E. Thomas	29,850,122	726,914
Thomas E. Timbie	29,978,482	598,554
Elizabeth H. Weatherman	29,850,122	726,914

There were no broker non-votes on the proposal to elect directors.

     The Company’s 2002 Employee Stock Purchase Plan was approved by the stockholders at the Annual Meeting by a vote of 30,403,180 “for” and 171,656 “against.” There were 2,200 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of this Quarterly Report on Form 10-Q or are incorporated herein by reference:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, continued

Exhibit
Number	Description

3.1	Form of Fourth Amended and Restated Certification of Incorporation.*

3.2	Form of Amended and Restated By-laws of Wright Medical Group, Inc.*

4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I to the Agreement and Wright Medical Group, Inc.*

4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I to the Agreement, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc.*

4.3	Form of Stock Certificate.*

10.1	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I to the Agreement and Wright Medical Group, Inc.*

10.2	Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000.*

10.3	Form of Employment Agreement between Wright Medical Group, Inc. and certain of its Executive Officers.*

10.4	1999 Equity Incentive Plan.*

10.5	Form of Incentive Stock Option Agreement.*

10.6	Form of Non-Qualified Stock Option Agreement.*

10.7	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent and U.S. Bank National Association, as Co-Syndication Agent.+

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its Directors and Executive Officers.*

10.9	Form of Warrant.*

10.10	Form of Amendment No. 1 to the Incentive Stock Option Agreement.*

10.11	Form of Sales Representative Award Agreement under the 1999 Equity Incentive Plan.*

10.12	Form of Non-Employee Director Stock Option Agreement under the 1999 Equity Incentive Plan.*

10.13	Form of Amended and Restated 1999 Equity Incentive Plan.*

11.1	Computation of earnings per share (included in Note 5 of the Notes to Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Barry Bays, the President and Chief Executive Officer of Wright Medical Group, Inc., on August 12, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John K. Bakewell, the Executive Vice President and Chief Financial Officer of Wright Medical Group, Inc., on August 12, 2002.

*	Incorporated by reference to Wright Medical Group, Inc.’s Registration Statement on Form S-1(File No. 333-59732).
+	Incorporated by reference to Wright Medical Group, Inc.’s Current Report on Form 8-K, filed August 3, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, continued

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed during the quarter ended June 30, 2002:

Date of Report	Items Reported

May 10, 2002	Wright Medical Group, Inc. changes certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Arlington, State of Tennessee, on August 12, 2002.

WRIGHT MEDICAL GROUP, INC.

By:	/s/ F. Barry Bays

F. Barry Bays President and Chief Executive Officer

By:	/s/ John. K. Bakewell

John K. Bakewell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)