Form 10-Q
period 2002-09-30
WRIGHT MEDICAL GROUP INC
filed 2002-11-13
CIK 1137861

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

[X] Yes [   ] No

     As of November 4, 2002 a total of 32,498,984 shares of common stock, par value $.01 per share, of the registrant were outstanding.

WRIGHT MEDICAL GROUP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$48,837	$2,770
Accounts receivable, net	36,646	32,805
Inventories	53,925	41,878
Prepaid expenses	6,488	3,506
Deferred income taxes	8,711	9,131
Other current assets	2,356	2,908

Total current assets	156,963	92,998
Property, plant and equipment, net	56,014	50,965
Intangible assets, net	31,129	30,733
Goodwill	14,035	16,848
Other assets	1,854	2,175

	$259,995	$193,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,508	$8,530
Accrued expenses and other current liabilities	29,229	33,092
Current portion of long-term obligations	5,316	3,830

Total current liabilities	44,053	45,452
Long-term obligations	17,531	19,804
Deferred income taxes	8,228	10,131
Other liabilities	806	1,032

Total liabilities	70,618	76,419

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized – 70,000,000; shares issued and outstanding – 32,491,621 in 2002, 23,257,532 in 2001	325	233
Common stock, non-voting, $.01 par value, shares authorized – 30,000,000; shares issued and outstanding – 5,288,595 in 2001	—	53
Additional paid-in capital	258,557	207,197
Deferred compensation	(3,570)	(4,798)
Accumulated other comprehensive income (loss)	1,527	(3,238)
Accumulated deficit	(67,462)	(82,147)

Total stockholders’ equity	189,377	117,300

	$259,995	$193,719

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$46,086	$39,062	$148,563	$126,764
Cost of sales	11,976	11,314	40,968	37,967

Gross profit	34,110	27,748	107,595	88,797
Operating expenses:
Selling, general and administrative	26,338	23,233	79,625	69,784
Research and development	2,763	2,242	7,889	6,842
Amortization of intangible assets	1,076	1,372	2,850	4,024
Stock-based expense[1]	419	486	1,316	1,587
Arbitration settlement award (Note 8)	—	—	(4,200)	—

Total operating expenses	30,596	27,333	87,480	82,237

Income from operations	3,514	415	20,115	6,560
Interest (income) expense, net	(79)	1,342	693	7,365
Other expense (income), net	145	(311)	(988)	178

Income (loss) before income taxes and extraordinary item	3,448	(616)	20,410	(983)
Provision for income taxes	926	428	5,725	1,089

Income (loss) before extraordinary item	2,522	(1,044)	14,685	(2,072)
Extraordinary loss on early retirement of debt, net of taxes	—	(1,611)	—	(1,611)

Net income (loss)	$2,522	$(2,655)	$14,685	$(3,683)

Net income (loss) per share (Note 5):
Net income (loss) applicable to common stockholders	$2,522	$(2,869)	$14,685	$(6,229)

Basic net income (loss) per common share:
Income (loss) before extraordinary item	$0.08	$(0.05)	$0.46	$(0.57)
Extraordinary charge	—	(0.07)	—	(0.20)

	$0.08	$(0.12)	$0.46	$(0.77)

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	$0.07	$(0.05)	$0.43	$(0.57)
Extraordinary charge	—	(0.07)	—	(0.20)

	$0.07	$(0.12)	$0.43	$(0.77)

Weighted-average number of common shares outstanding-basic	32,496	23,715	31,612	8,037

Weighted-average number of common shares outstanding-diluted	34,745	23,715	34,025	8,037

Pro forma net income (loss) per share (Note 5):
Net income (loss) applicable to common stockholders	$2,522	$(2,655)	$14,685	$(3,683)

Basic net income (loss) per common share:
Income (loss) before extraordinary item	$0.08	$(0.04)	$0.46	$(0.09)
Extraordinary charge	—	(0.06)	—	(0.07)

	$0.08	$(0.10)	$0.46	$(0.17)

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	$0.07	$(0.04)	$0.43	$(0.09)
Extraordinary charge	—	(0.06)	—	(0.07)

	$0.07	$(0.10)	$0.43	$(0.17)

Weighted-average number of common shares outstanding-pro forma basic	32,496	27,116	31,612	21,873

Weighted-average number of common shares outstanding-pro forma diluted	34,745	27,116	34,025	21,873

The accompanying notes are an integral part of these consolidated financial statements.

1	Amounts presented include selling, general and administrative expenses of $392 and $448 for the three months ended September 30, 2002 and 2001, respectively and $1,233 and $1,515 for the nine months ended September 30, 2002 and 2001, respectively. Amounts presented also include research and development expenses of $27 and $38 for the three months ended September 30, 2002 and 2001, respectively, and $83 and $72 for the nine months ended September 30, 2002 and 2001, respectively.

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$14,685	$(3,683)
Non-cash items included in net income (loss):
Depreciation	10,083	7,228
Amortization of deferred financing costs	196	457
Amortization of intangible assets	2,850	4,024
Deferred income taxes	5,401	500
Stock-based expense	1,316	1,587
Debt extinguishment	—	1,589
Other	367	(52)
Changes in operating assets and liabilities:
Accounts receivable	(2,450)	(2,208)
Inventories	(11,559)	(2,670)
Other current assets	(3,327)	6,303
Accounts payable	455	1,245
Accrued expenses and other liabilities	(5,236)	(15,801)

Net cash provided by (used in) operating activities	12,781	(1,481)
Cash flow from investing activities:
Capital expenditures	(13,290)	(13,235)
Purchased intangibles	(3,629)	(200)
Other	—	423

Net cash used in investing activities	(16,919)	(13,012)
Cash flow from financing activities:
Issuance of common stock, net of offering costs	51,311	84,828
Proceeds from bank and other financing	—	21,854
Payments of bank and other borrowings	(1,630)	(72,537)
Payments of senior subordinated notes	—	(32,326)
Payments of deferred financing costs	—	(773)
Issuance of preferred shares	—	158

Net cash provided by financing activities	49,681	1,204
Effect of exchange rates on cash and cash equivalents	524	(54)

Net increase (decrease) in cash and cash equivalents	$46,067	$(13,343)
Cash and cash equivalents, beginning of period	$2,770	$16,300

Cash and cash equivalents, end of period	$48,837	$2,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$677	$10,561
Cash paid for income taxes	$42	$502

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

The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform to the 2002 presentation. The results of operations for any interim period are not necessarily indicative of results for the full year.

3. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$2,329	$1,721
Work-in-process	8,893	6,814
Finished goods	42,703	33,343

	$53,925	$41,878

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Notes payable	$19,250	$20,000
Capitalized lease obligations	3,597	3,634

	22,847	23,634
Less: current portion	(5,316)	(3,830)

	$17,531	$19,804

The Company’s senior credit facility consists of $19.3 million in outstanding term loans and an unused revolving loan facility of up to $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio. At September 30, 2002, the interest rate on the Company’s borrowings was 3.56%.

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

For the three and nine month periods ended September 30, 2001, the Company’s computation of diluted loss per share does not differ from basic loss per share, as the effect of the Company’s common stock equivalents is anti-dilutive. Common stock equivalents excluded from the calculation of diluted loss per share totaled approximately 5,804,000 and 16,012,000 for the three and nine month periods ended September 30, 2001.

Net income (loss) applicable to common stockholders and weighted-average number of common shares outstanding for basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$2,522	$(2,655)	$14,685	$(3,683)
Accrued preferred stock dividends	—	(214)	—	(2,546)

Net income (loss) applicable to common stockholders	$2,522	$(2,869)	$14,685	$(6,229)

Weighted-average number of common shares outstanding, basic	32,496	23,715	31,612	8,037
Common stock equivalents	2,249	—	2,413	—

Weighted-average number of common shares outstanding, diluted	34,745	23,715	34,025	8,037

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 2001 periods presented, a reconciliation of net loss applicable to common stockholders and weighted-average number of common shares outstanding for pro forma basic and diluted earnings per share is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Net loss applicable to common stockholders shown above	$(2,869)	$(6,229)
Reversal of accrued preferred stock dividends	214	2,546

Pro forma net loss applicable to common stockholders	$(2,655)	$(3,683)

Weighted-average number of common shares outstanding	23,715	8,037
Weighted-average effect of conversion of redeemable convertible preferred stock and related dividends	3,401	13,836

Pro forma weighted-average number of common shares outstanding, basic and diluted	27,116	21,873

The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the period. The Company’s pro forma computation of diluted loss per share for the three and nine month periods ended September 30, 2001 does not differ from pro forma basic loss per share, as the effect of the Company’s common stock equivalents is anti-dilutive. Common stock equivalents excluded from the calculation of pro forma diluted loss per share totaled approximately 2,403,000 and 2,176,000 for the three and nine month periods ended September 30, 2001, respectively.

6. Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires the disclosure of the components included in comprehensive income (loss). Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation which is charged or credited to the cumulative translation account within stockholders’ equity. Comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$2,522	$(2,655)	$14,685	$(3,683)
Changes in foreign currency translation	(424)	1,980	4,765	61

Comprehensive income (loss)	$2,098	$(675)	$19,450	$(3,622)

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, the Company engaged an independent third party to determine the fair value of its reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this evaluation, the fair values of the Company’s reporting units were determined to exceed the carrying value of those reporting units, therefore indicating that none of the goodwill recorded by the Company was impaired. On an ongoing basis (absent any impairment indicators), the Company expects to perform its annual impairment evaluation during the fourth quarter. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2002, are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2001	$16,848
Add: Reclassification of workforce intangible, net of deferred tax liability	2,007
Less: Reduction of pre-recapitalization valuation allowances	(5,693)
Foreign currency translation	873

Goodwill at September 30, 2002	$14,035

In connection with adopting SFAS No. 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2002		December 31, 2001

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Completed technology	$14,145	$2,609	$11,542	$1,856
Workforce	—	—	5,543	2,282
Distribution channels	20,447	5,687	18,868	3,834
Trademarks	2,382	455	2,372	326
Other	4,451	1,545	1,724	1,018

	41,425	$10,296	40,049	$9,316

Less: Accumulated amortization	(10,296)		(9,316)

Intangible assets, net	$31,129		$30,733

If the requirements of SFAS Nos. 141 and 142 had been applied in 2001, operating results for the three and nine month periods ended September 30, 2001 would have been affected as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Income from operations, as reported	$415	$6,560
Add: Goodwill amortization adjustment	214	642
Add: Workforce reclassification adjustment	277	831

Income from operations, as adjusted	906	8,033

(Loss) income before income taxes, as adjusted	(125)	490
Provision for income taxes	428	1,089

Loss before extraordinary item, as adjusted	(553)	(599)
Extraordinary loss on early retirement of debt, net of taxes	(1,611)	(1,611)

Net loss, as adjusted	$(2,164)	$(2,210)

Loss per pro forma diluted share, as adjusted	$(0.08)	$(0.10)

Weighted-average number of common shares outstanding-pro forma diluted	27,116	21,873

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to recognize amortization expense of approximately $4.0 million in 2002, $4.3 million in 2003, $4.2 million in 2004, and $4.0 million in 2005.

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

The Company is required to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company will apply the provisions of SFAS No. 143 prospectively upon adoption.

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

The Company is required to adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Company will apply the provisions of SFAS No. 146 prospectively upon adoption.

8. Arbitration Settlement Award

During the first quarter of 2002, the Company received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, the Company received $4.2 million in cash in April 2002, which is recorded within income from operations in the first quarter of 2002.

9. Commitments and Contingencies

In July 2002, the Company entered into a license agreement to resolve an intellectual property dispute, that among other things provides for a payment of up to $1.25 million if certain conditions are satisfied by February 10, 2004. Management believes that the occurrence of those conditions within the specified timeframe and the consequential payment of any amount is not probable of occurring. Accordingly, no provision has yet been made for this contingency.

In July 2002, the Company purchased assets consisting primarily of developed technology for $3.0 million. Of this purchase price, $1.5 million was paid upon signing the agreement, and $1.5 million is due once certain conditions are satisfied. Management believes that the occurrence of this payment is probable and has therefore recorded a liability for this amount.

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

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada and Japan and across Europe. Our global distribution system currently consists of a sales force of approximately 400 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 250 exclusive independent distributors, independent sales representatives, and sales associates in the U.S. and approximately 150 sales associates internationally. In addition, we sell our products to stocking distributors in certain international markets, who resell the products to third party customers. Net sales in our international markets approximated 39% of our total net sales in the first nine months of 2002. No single foreign country accounted for more than 10% of our total net sales during 2001 or 2002; however, Italy and France together represented approximately 15% of our total net sales in the first nine months of 2002 and 16% of our total net sales in 2001.

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

The following table sets forth our net sales by geographic area and product line for the three and nine month periods ended September 30, 2002 and 2001, respectively, expressed as a dollar amount and as a percentage of total net sales:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
In thousands:	2002	2001	2002	2001

Geographic
Domestic	$29,227	$25,157	$91,341	$80,000
International	16,859	13,905	57,222	46,764

Total net sales	$46,086	$39,062	$148,563	$126,764

As a percentage of total net sales:
Domestic	63.4%	64.4%	61.5%	63.1%
International	36.6%	35.6%	38.5%	36.9%

Total net sales	100.0%	100.0%	100.0%	100.0%

Product Line
Knee products	$16,651	$15,621	$54,161	$50,164
Hip products	12,514	10,394	41,497	35,692
Extremity products	6,027	4,989	18,911	15,349
Bio-orthopaedic materials	9,280	6,135	27,848	19,280
Other	1,614	1,923	6,146	6,279

Total net sales	$46,086	$39,062	$148,563	$126,764

As a percentage of total net sales:
Knee products	36.1%	40.0%	36.5%	39.6%
Hip products	27.2%	26.6%	27.9%	28.2%
Extremity products	13.1%	12.8%	12.7%	12.1%
Bio-orthopaedic materials	20.1%	15.7%	18.8%	15.2%
Other	3.5%	4.9%	4.1%	4.9%

Total net sales	100.0%	100.0%	100.0%	100.0%

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

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses and consulting costs associated with our medical advisors, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, as we incur anticipated increased premiums for certain of our insurance programs, and as we continue to add infrastructure to support our expected business growth and public company requirements. However, we expect these expenses as a historical percentage of net sales to remain constant and eventually decrease as we leverage our infrastructure additions.

Research and Development. Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. We anticipate that our research and development expenditures will increase in absolute dollars in future periods as we continue to increase our investment in product development initiatives. Research and development expenses as a percentage of net sales are not expected to decrease in future periods and may increase.

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

We will continue to evaluate goodwill for impairment at least annually (absent any impairment indicators) during our fourth quarter. We expect to amortize purchased intangibles approximately $4.0 million in 2002, $4.3 million in 2003, $4.2 million in 2004, and $4.0 million in 2005.

Stock-based Expense. Stock-based expense includes the amortization of non-cash deferred compensation recorded in connection with the issuance of stock options, stock-based incentives and the sale of equity securities when the estimated fair market value of the securities is deemed for financial reporting purposes to exceed their respective exercise or sales price. Additionally, for stock-based incentives granted to consultants, we defer and amortize the fair value of such grants as calculated pursuant to Statement of Financial Accounting Standards (SFAS) No. 123. We amortize deferred compensation on a straight-line basis over the respective vesting periods of the stock-based incentives, which is generally four years, and we immediately expense all stock-based compensation associated with the issuance of equity where no vesting restrictions apply. The substantial majority of our stock-based expense relates to issuance of shares and options prior to the completion of our July 2001 initial public offering (“IPO”).

Based on the stock-based awards we have issued to date, we expect that approximately $1.8 million in 2002, $1.7 million in 2003, $1.5 million in 2004, and $362,000 in 2005 will be recognized as non-cash stock-based expense.

Arbitration Settlement Award. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations in the first quarter of 2002.

Interest Expense, Net. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities and, as it relates to 2001, our subordinated notes, offset partially by interest income on invested cash balances. Interest expense includes $196,000 and $457,000 for the first nine months of 2002 and 2001, respectively, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. We expect the amortization of deferred financing costs to approximate $261,000 annually over the remaining term of our senior credit facility.

We used the net proceeds from our IPO completed in July 2001 to repay our senior subordinated notes and reduce our outstanding bank borrowings, and we invested the proceeds of our February 2002 follow-on offering in interest-bearing securities. Consequently, we expect that net interest expense in periods following our initial and follow-on public offerings will be less than interest incurred in the comparable prior periods.

Other (Income) Expense, Net. Other (income) expense consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other expense and income to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

Provision for Income Taxes. Our cash payment of income taxes to date has generally been limited to tax on earnings generated by certain of our foreign operations, principally in Europe. Domestically, we have incurred no tax liability in recent years. At December 31, 2001, we had net operating loss carryforwards of approximately $74.3 million domestically, which expire in 2009 through 2021, and $17.6 million internationally, which expire in 2002 through 2010. Generally, we are limited in the amount of net operating loss carryforwards which can be utilized in any given year. Additionally, we had domestic general business credit carryforwards of approximately $1.4 million, which expire in 2007 through 2021.

We have provided a valuation allowance against a portion of our net deferred tax assets for both United States federal income tax purposes and for foreign income tax purposes because, given our history of operating losses, our ability to recover these assets in total is uncertain. During the first nine months of 2002, our effective tax rate for financial reporting purposes has totaled approximately 28% of pretax income, which is lower than our combined applicable statutory rates, which we estimate to be approximately 39%. This difference is attributed principally to our ability to utilize certain of our deferred tax assets in the current year and to reduce the associated valuation allowance accordingly. As a result of the profitability of our current year's operations, we have reduced our valuation allowance based on the amount of deferred tax assets that are projected to be utilized this year, thus reducing our effective tax rate to a percentage that is lower than our combined applicable statutory rates. If it should be determined in some future period that the ultimate recovery of certain of our deferred tax assets is more likely than not, we would then reduce our valuation allowance by an amount that corresponds with those assets deemed to be recoverable. Such a reduction is likely to result in a significant non-recurring benefit to our provision to income taxes in the period that recoverability is determined, followed by an increase in our effective tax rate from that incurred during 2002 to date to a percentage more representative of our combined federal, state and foreign statutory rates. We cannot predict, at this time, when any such recovery determinations will occur, or whether any ultimately will occur. We will continue to reassess the realization of the remainder of our deferred tax assets and adjust the related valuation allowance as necessary.

Extraordinary Loss on Early Retirement of Debt. As a result of our IPO in 2001, we repaid amounts outstanding under our Euro-denominated senior credit facility, and renegotiated the terms of our dollar-denominated senior credit facility. Accordingly, we incurred an extraordinary non-cash charge totaling approximately $1.6 million during the three months ended September 30, 2001, principally related to unamortized loan costs relating to that debt.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a dollar amount (in thousands) and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(unaudited)				(unaudited)

	2002		2001		2002		2001

	Amount	% of sales	Amount	% of sales	Amount	% of sales	Amount	% of sales

Net sales	$46,086	100.0%	$39,062	100.0%	$148,563	100.0%	$126,764	100.0%
Cost of sales	11,976	26.0%	11,314	29.0%	40,968	27.6%	37,967	30.0%

Gross profit	34,110	74.0%	27,748	71.0%	107,595	72.4%	88,797	70.0%
Operating expenses:
Selling, general and administrative	26,338	57.2%	23,233	59.5%	79,625	53.6%	69,784	55.0%
Research and development	2,763	6.0%	2,242	5.7%	7,889	5.3%	6,842	5.4%
Amortization of intangible assets	1,076	2.3%	1,372	3.5%	2,850	1.9%	4,024	3.2%
Stock-based expense	419	0.9%	486	1.3%	1,316	0.9%	1,587	1.3%
Arbitration settlement award	—	—	—	—	(4,200)	(2.8)%	—	—

Total operating expenses	30,596	66.4%	27,333	70.0%	87,480	58.9%	82,237	64.9%

Income from operations	3,514	7.6%	415	1.0%	20,115	13.5%	6,560	5.1%
Interest (income) expense, net	(79)	(0.2)%	1,342	3.4%	693	0.5%	7,365	5.8%
Other (income) expense, net	145	0.3%	(311)	(0.8)%	(988)	(0.7)%	178	0.1%

Income (loss) before income taxes	3,448	7.5%	(616)	(1.6)%	20,410	13.7%	(983)	(0.8)%
Provision for income taxes	926	2.0%	428	1.1%	5,725	3.8%	1,089	(0.8)%

Income (loss) before extraordinary item	2,522	5.5%	(1,044)	(2.7)%	14,685	9.9%	(2,072)	(1.6)%
Extraordinary loss on early retirement of debt, net of taxes	—	—	(1,611)	(4.1)%	—	—	(1,611)	(1.3)%

Net income (loss)	$2,522	5.5%	$(2,655)	(6.8)%	$14,685	9.9%	$(3,683)	(2.9)%

Adjusted EBITDA	$8,429	18.3%	$5,332	13.7%	$31,152	21.0%	$19,221	15.2%

Comparison of three months ended September 30, 2002 to three months ended September 30, 2001

Net Sales. Net sales totaled $46.1 million in the three months ended September 30, 2002, compared to $39.1 million in the three months ended September 30, 2001, representing an increase of $7.0 million, or 18%. This increase resulted primarily from unit sales growth in all major product categories.

Knee sales increased approximately $1.0 million or 7%, in the three months ended September 30, 2002 compared to the corresponding period in 2001. This increase is due to the continued growth of our ADVANCE® knee system, partially offset by decreased sales of certain of our more mature knee products. Hip sales increased approximately $2.1 million, or 20%, in the third quarter of 2002 compared to the third quarter of 2001. This increase is primarily attributable to sales growth of our LINEAGE® Acetabular System, which was introduced in the third quarter of 2001, growth of our ANCA FIT® Hip System sold in our international markets, and the continued growth of our PERFECTA® Hip System, partially offset by decreased sales of certain of our more mature hip products. Extremity sales increased approximately $1.0 million, or 21%, in the three months ended September 30, 2002 compared to the corresponding period in 2001. Increasing extremity sales are due to the continued growth in sales of our EVOLVE™ and foot and ankle products, as well as our core extremity products. Bio-orthopaedic product sales increased approximately $3.1 million or 51%, for the third quarter of 2002 compared to the third quarter of 2001, primarily due to increased sales of our ALLOMATRIX® line of bone graft putty products, sales of our MIIG™ (Minimally Invasive Injectable Graft) system, introduced in the second quarter of 2002, and the sales growth of our OSTEOSET® Resorbable Bead Kits.

In the third quarter of 2002, domestic net sales totaled $29.2 million, or 63% of our total net sales, compared to $25.2 million in the third quarter of 2001, or 64% of total net sales. International sales totaled $16.9 million in the third quarter of 2002, including a positive currency impact of approximately $900,000 when compared to prior period, and $13.9 million in the third quarter of 2001.

Cost of Sales. Cost of sales as a percentage of net sales decreased from 29% in the third quarter of 2001 to 26% in the third quarter of 2002. This decrease is due to improved margins resulting from favorable shifts in sales composition toward our faster-growing and more profitable bio-orthopaedics and extremity lines, and efficiency gains in manufacturing.

Selling, General and Administrative. Selling, general and administrative expenses, exclusive of stock-based expense, increased approximately $3.1 million, or 13%, from $23.2 million in the third quarter of 2001, to $26.3 million in the third quarter of 2002. The increase was attributable to increased commissions resulting from domestic sales growth, increased sales and marketing costs associated with international sales growth, infrastructure additions to support our Japanese direct sales initiative, increased insurance expenses as a result of higher premiums, increased depreciation related to instruments, and expenses related to enhancing our information systems and administrative capabilities. Additionally, during the third quarter of 2002, we experienced additional legal costs related primarily to certain distributor transition activities, which were partially offset by the impact of a resolution of a state business tax matter. Including stock-based expense, selling, general and administrative expenses increased approximately $3.0 million, or 13% when compared to the third quarter of 2001.

Research and Development. Research and development expenses, exclusive of stock-based expense, increased $521,000, or 23%, from $2.2 million in the third quarter of 2001 to $2.8 million in the third quarter of 2002. The majority of this increase was due to additional personnel costs and professional fees associated with increased product development efforts. Including stock-based expense, research and development expenses increased $510,000 or 22% when compared to the third quarter of 2001.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets decreased $296,000, or 22%, from the third quarter of 2001 to the third quarter of 2002. The decrease in amortization expense is primarily the result of the cessation of amortization of goodwill as mandated by SFAS No. 142 which we implemented effective January 1, 2002, partially offset by additional amortization related to the acquisition of new technological intangibles in 2002. Amortization for both the 2001 and 2002 periods were primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999.

Stock-based Expense. Stock-based expense totaled $419,000 in the third quarter of 2002, consisting of non-cash charges of $394,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $25,000 of other stock-based expenses. Stock-based expense totaled $486,000 in the third quarter of 2001, consisting of non-cash charges of $440,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $46,000 of other stock-based expenses.

Interest (Income) Expense, Net. Interest (income) expense, net, totaled $79,000 of income in the third quarter of 2002 and $1.3 million of expense in the same period of 2001. The significant decrease in net interest expense is the result of our use of the proceeds from our IPO in July 2001 to repay our senior subordinated notes, reduce our outstanding bank borrowings, and increase our invested cash balances. Additionally, we were able to negotiate more favorable terms with regard to the interest rate charged on borrowings under our new senior credit facility entered into in August 2001, and we invested the proceeds of our February 2002 follow-on offering in interest-bearing securities. Net interest income for the third quarter of 2002 also includes an approximate $300,000 impact as a result of reducing interest expense accruals related to the resolution of a state business tax matter.

Other (Income) Expense, Net. Other (income) expense, net, totaled $145,000 of expense and $311,000 of income in the third quarter of 2002 and 2001, respectively. These amounts consisted primarily of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded a tax provision of $926,000 and $428,000 in the third quarter of 2002 and 2001, respectively. The tax provision for the three months ended September 30, 2002 is primarily the result of earnings generated by our global operations. The tax provision for the three months ended September 30, 2001 is primarily the result of earnings generated by our international operations. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our deferred tax assets and certain nondeductible expenses. For further discussion of matters affecting our provision for income taxes, see information provided in other sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, within the sections, “Net Sales and Expense Components” and “Critical Accounting Policies and Estimates.”

Extraordinary Loss on Early Retirement of Debt. We incurred an extraordinary non-cash charge totaling approximately $1.6 million, net of taxes, during the three months ended September 30, 2001, principally related to unamortized loan costs relating to the retirement of debt following our IPO.

Adjusted EBITDA. We define Adjusted EBITDA as earnings before net interest expense, taxes, depreciation, amortization of intangible assets, stock-based expense, and other non-cash expenses. During 2002 and 2001, there were no other non-cash expenses included in our computation of Adjusted EBITDA. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with generally accepted accounting principles for purposes of analyzing our profitability or liquidity. Other companies within our industry may not compute Adjusted EBITDA in the same manner as we do.

Adjusted EBITDA totaled $8.4 million in the third quarter of 2002, or 18% of net sales, compared to $5.3 million in the third quarter of 2001, or 14% of net sales. The increase in Adjusted EBITDA for the three months ended September 30, 2002 when compared to the corresponding period in 2001 of approximately $3.1 million is primarily the result of increased sales, improvements in the gross profit percentage and operating expense leverage, partially offset by currency transaction losses.

Comparison of nine months ended September 30, 2002 to nine months ended September 30, 2001

Net Sales. Net sales totaled $148.6 million in the nine months ended September 30, 2002, compared to $126.8 million in the nine months ended September 30, 2001, representing an increase of approximately $21.8 million, or 17%. These increases resulted primarily from unit sales growth in all major product categories.

Knee sales increased approximately $4.0 million or 8%, in the nine months ended September 30, 2002 compared to the corresponding period in 2001. This increase is due to the continued growth of our ADVANCE® knee system, which was partially offset by decreased sales of certain of our more mature knee products. Hip sales increased approximately $5.8 million, or 16%, in the first nine months of

2002 compared to the first nine months of 2001. This increase is primarily attributable to sales of our LINEAGE® Acetabular System, which was introduced in the third quarter of 2001, growth of our ANCA FIT® Hip System sold in our international markets, and the continued growth of our PERFECTA® hip system, partially offset by decreased sales of certain of our more mature hip products. Extremity sales increased approximately $3.6 million, or 23%, in the nine months ended September 30, 2002 compared to the corresponding period in 2001. Increasing extremity sales are due to our first quarter 2002 introduction of the OLYMPIA™ Total Shoulder System, and continued growth in sales of our EVOLVE™ and foot and ankle products, as well as our core extremity products. Bio-orthopaedic product sales increased approximately $8.6 million or 44%, for the first nine months of 2002 compared to the first nine months of 2001, primarily due to sales of our ALLOMATRIX® line of bone graft putty products, the introduction of our MIIG™ (Minimally Invasive Injectable Graft) system in the second quarter of 2002, and the sales growth of our OSTEOSET® Resorbable Bead Kits.

In the first nine months of 2002, domestic net sales totaled $91.3 million, or 61% of our total net sales, compared to $80.0 million in the first nine months of 2001, or 63% of total net sales. International sales totaled $57.2 million in the first nine months of 2002, net of a positive currency impact of approximately $800,000 when compared to prior period, and $46.8 million in first nine months of 2001.

Cost of Sales. Cost of sales as a percentage of net sales decreased from 30% in the first nine months of 2001 to 28% in the first nine months of 2002. This decrease is due to improved margins resulting from favorable shifts in sales composition toward our faster-growing and more profitable bio-orthopaedics and extremity lines, and efficiency gains in manufacturing.

Selling, General and Administrative. Selling, general and administrative expenses, exclusive of stock-based expense, increased approximately $9.8 million, or 14%, from $69.8 million in the first nine months of 2001, to $79.6 million in the first nine months of 2002. The increase was attributable to increased commissions resulting from domestic sales growth, increased sales and marketing costs associated with domestic and international sales growth, infrastructure additions to support our Japanese direct sales initiative, additional legal costs related primarily to certain distributor transition activities, increased insurance expenses as a result of higher premiums, increased depreciation related to instruments, and expenses related to enhancing our information systems and administrative capabilities, partially offset by an approximate $800,000 recovery related to the resolution of a royalty matter and the impact of a resolution of a state business tax matter. Including stock-based expense, selling, general and administrative expenses increased $9.6 million, or 13% when compared to the first nine months of 2001.

Research and Development. Research and development expenses increased approximately $1.0 million or 15%, from $6.8 million in the first nine months of 2001 to $7.9 million in the first nine months of 2002. The majority of this increase was primarily due to additional personnel costs and professional fees associated with increased product development efforts. Including stock-based expense, research and development expenses increased approximately $1.1 million or 15% when compared to the first nine months of 2001.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets decreased approximately $1.2 million or 29%, from the first nine months of 2001 to the first nine months of 2002. The decrease in amortization expense is primarily the result of the cessation of amortization of goodwill as mandated by SFAS No. 142 which we implemented effective January 1, 2002. Amortization for both the 2001 and 2002 periods were primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999.

Stock-based Expense. In the first nine months of 2002, stock-based expense totaled $1.3 million, consisting of non-cash charges of $1.2 million in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $129,000 of other stock-based expenses. Stock-based expense totaled $1.6 million in the first nine months of 2001, consisting of non-cash charges of $1.2 million in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, $315,000 resulting from the sale of equity securities below fair market value, and $101,000 of other stock-based expenses.

Arbitration Settlement Award. During the first quarter of 2002, we were awarded $4.2 million in a commercial arbitration proceeding with a former business services provider, which we received in cash in April 2002. We recorded this amount within income from operations in the first quarter of 2002.

Interest Expense, Net. Interest expense, net, totaled $693,000 and $7.4 million in the first nine months of 2002 and 2001, respectively. The significant decrease in net interest expense is primarily the result of our use of the proceeds from our IPO in July 2001 to repay our senior subordinated notes, reduce our outstanding bank borrowings, and increase our invested cash balances. Additionally, we were able to negotiate more favorable terms with regard to the interest rate charged on borrowings under our new senior credit facility entered into in August 2001, and we invested the proceeds of our February 2002 follow-on offering in interest-bearing securities.

Other (Income) Expense, Net. Other (income) expense, net, totaled $1.0 million of income and $178,000 of expense in the first nine months of 2002 and 2001, respectively. These amounts consisted primarily of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded a tax provision of $5.7 million and $1.1 million in the nine months ended September 30, 2002 and 2001, respectively. The tax provision for the nine months ended September 30, 2002 is primarily the result of earnings generated by our global operations. The tax provision for the nine months ended September 30, 2001 is primarily the result of earnings generated by our international operations. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our deferred tax assets and certain nondeductible expenses. For further discussion of matters affecting our provision for income taxes, see information provided in other sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, within the sections, “Net Sales and Expense Components” and “Critical Accounting Policies and Estimates.”

Extraordinary Loss on Early Retirement of Debt. We incurred an extraordinary non-cash charge totaling approximately $1.6 million, net of taxes, during the three months ended September 30, 2001, principally related to unamortized loan costs relating to the retirement of debt following our IPO.

Adjusted EBITDA. We define Adjusted EBITDA as earnings before net interest expense, taxes, depreciation, amortization of intangible assets, stock-based expense, and other non-cash expenses. During 2002 and 2001, there were no other non-cash expenses included in our computation of Adjusted EBITDA. For 2002, we have excluded from Adjusted EBITDA the first quarter arbitration settlement award of $4.2 million. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with generally accepted accounting principles for purposes of analyzing our profitability or liquidity. Other companies within our industry may not compute Adjusted EBITDA in the same manner as we do.

For the nine months ended September 30, 2002, Adjusted EBITDA totaled $31.2 million, or 21% of net sales, compared to $19.2 million in the first nine months of 2001, or 15% of net sales. The increase in Adjusted EBITDA for the nine months ended September 30, 2002 when compared to the corresponding period in 2001 of approximately $11.9 million is primarily the result of increased sales, improvements in the gross profit percentage and operating expense leverage, as well as currency transaction gains.

Quarterly Results of Operations

The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2001 and the first and second quarters of 2002. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in our 2001 Annual Report on Form 10-K as filed with the SEC, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2001				2002
	(unaudited)				(unaudited)

In thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter

Net sales	$45,333	$42,369	$39,062	$46,157	$51,706	$50,771	$46,086
Cost of sales	13,672	12,981	11,314	13,384	14,758	14,234	11,976

Gross profit	31,661	29,388	27,748	32,773	36,948	36,537	34,110
Operating expenses:
Selling, general and administrative	23,305	23,246	23,233	24,161	26,955	26,332	26,338
Research and development	2,114	2,486	2,242	3,266	2,561	2,565	2,763
Amortization of intangible assets	1,297	1,355	1,372	1,325	853	921	1,076
Stock-based expense	658	443	486	409	440	457	419
Arbitration settlement award	—	—	—	—	(4,200)	—	—

Total operating expenses	27,374	27,530	27,333	29,161	26,609	30,275	30,596

Income from operations	$4,287	$1,858	$415	$3,612	$10,339	$6,262	$3,514

Seasonality

Our net sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, we traditionally experience lower sales volumes in these months than throughout the rest of the year.

Liquidity and Capital Resources

We have funded our cash needs since 1999 through various equity and debt issuances and through cash flow from operations.

Our senior credit facility, which we entered into on August 1, 2001, consists of $19.3 million in term loans and an unused revolving loan facility of up to $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the our consolidated leverage ratio.

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

At September 30, 2002 we had cash and cash equivalents totaling approximately $48.8 million, working capital totaling $112.9 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.6 million. We generated approximately $12.8 million of cash from operating activities during the first nine months of 2002 compared to $1.5 million of cash used in operating activities during the same period in 2001. Operating cash flows for the first nine months of 2002 were negatively affected by approximately $4.2 million of costs associated with certain international distributorship transitions and $4.0 million of costs related to our annual insurance renewal, and favorably affected by the receipt of a $4.2 million arbitration settlement award. Operating cash flows for the first nine months of 2001 were negatively affected by the payment of approximately $7.0 million in accrued interest on the senior subordinated notes that were paid off as a result of our IPO and $4.0 million of unrestricted cash used in an intellectual property license settlement.

Capital expenditures totaled approximately $13.3 million for the nine months ended September 30, 2002. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment and surgical instruments. We expect to incur capital expenditures of approximately $18 million in total for 2002, approximately $4 million of which we anticipate will be used for the implementation of a new enterprise computer system and $14 million of which we anticipate will be used for routine recurring capital expenditures, including instruments. We used $3.6 million during the nine months ended September 30, 2002 to purchase various intangible assets, including rights to import certain classes of products into certain countries, exclusive licenses to use certain technologies and the purchase of certain other technologies. We are constantly evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements as filed in our 2001 Annual Report on Form 10-K. Our most critical accounting policies and estimates are further discussed in Item 7 of our 2001 Annual Report on Form 10-K. Material developments occurring within our significant estimates since December 31, 2001 are described below.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $34.9 million and $41.8 million as of September 30, 2002 and December 31, 2001, respectively, due to uncertainties related to our ability to utilize, before expiration, some of our deferred tax assets, primarily consisting of the carry forward of certain net operating losses and general business tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to increase or decrease our valuation allowance which could materially impact our financial position and results of operations. $24.8 million of our valuation allowance at December 31, 2001 was recorded during our recapitalization. To the extent that this portion of the valuation allowance is decreased, it will not result in a benefit to the tax provision, but will first reduce goodwill and then other intangible assets.

The decrease in the valuation allowance since December 31, 2001 is based on our current projection of the amount of deferred tax assets that will be realized as a result of income in the current year. If it should be determined in some future period that the ultimate recovery of certain of our deferred tax assets is more likely than not, we would then reduce our valuation allowance by an amount that corresponds with those assets deemed to be recoverable. Such a reduction is likely to result in a significant non-recurring benefit to our provision to income taxes in the period that recoverability is determined, followed by an increase in our effective tax rate from that incurred during 2002 to date to a percentage more representative of our combined federal, state and foreign statutory rates. We cannot predict, at this time, when any such recovery determinations will occur, or whether any ultimately will occur. Management will continue to monitor the realizability of the deferred tax asset and adjust the valuation allowance accordingly. As of September 30, 2002 we had net deferred tax assets of $483,000. As of December 31, 2001, we had net deferred tax liabilities of $1.0 million.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 continues the previous requirement for a company to recognize goodwill for the excess of the cost of an acquired company over the fair value of the assets acquired and liabilities assumed. It also requires that items be separated from goodwill if they arise from contractual or other legal rights or are separable. Intangibles that do not meet this test should be included in goodwill. We determined that our workforce intangible does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, we reclassified the net book value of our workforce intangible asset net of associated deferred tax liabilities, of $2.0 million, into goodwill.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, we engaged an independent third party to determine the fair value of its reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this evaluation, the fair values of our reporting units were determined to exceed the carrying value of those reporting units, therefore indicating that none of the goodwill that we recorded was impaired. On an ongoing basis, (absent any impairment indicators), we expect to perform our annual impairment evaluation during the fourth quarter. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

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

We are required to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations", effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We will apply the provisions of SFAS No. 143 prospectively upon adoption.

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

We are required to adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. We will apply the provisions of SFAS No. 146 prospectively upon adoption.

Factors Affecting Future Operating Results

In addition to the factors described above in this discussion and analysis, our future financial results could vary from period to period due to a variety of causes, including expenditures and timing relating to acquisition and integration of businesses or products, the introduction of new products by us or our competitors, changes in the treatment practices of our surgeon customers, changes in the costs of manufacturing our products, supply interruptions, the availability and cost of raw materials, our mix of products sold, changes in our marketing and sales expenditures, changes affecting our methods of distributing products, distributor turnover and new distributor transitions, market acceptance of our products, competitive pricing pressures, changes in regulations affecting our business or the regulatory status of our products or our suppliers’ products, general economic and industry conditions that affect customer demand, our level of research and development activities, changes in our administrative infrastructure, changes affecting our intellectual property rights, inadequate level of reimbursements to our customers from third-party payors, political, economic or social instability in our international markets, foreign currency fluctuations, changes in assets and liabilities subject to interest rate variability and changes in related interest rates, and the effect of domestic and international income taxes and the utilization of related net operating loss carryforwards. Factors which could affect our future results are more fully discussed in our final prospectus dated March 1, 2002, under the heading “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. At September 30, 2002, we had borrowings of $19.3 million outstanding under our credit facility, which are subject to a variable rate, with a rate of 3.56%. Based on this debt level, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $193,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% and 30% of our total net sales were denominated in foreign currencies during 2001 and the nine months ended September 30, 2002, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro, and the U.S. dollar and the yen. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within such entities, particularly during the period in which this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation by our chief executive officer and chief financial officer.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

3.1	Form of Fourth Amended and Restated Certification of Incorporation.*
3.2	Form of Amended and Restated By-laws of Wright Medical Group, Inc.*
4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I to the Agreement and Wright Medical Group, Inc.*
4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I to the Agreement, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc.*
4.3	Form of Stock Certificate.*
10.1	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I to the Agreement and Wright Medical Group, Inc.*
10.2	Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000.*
10.3	Form of Employment Agreement between Wright Medical Group, Inc. and certain of its Executive Officers.*
10.4	1999 Equity Incentive Plan.*
10.5	Form of Incentive Stock Option Agreement.*
10.6	Form of Non-Qualified Stock Option Agreement.*

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, continued

Exhibit
Number	Description

10.7	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent and U.S. Bank National Association, as Co-Syndication Agent.+
10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its Directors and Executive Officers.*
10.9	Form of Warrant.*
10.10	Form of Amendment No. 1 to the Incentive Stock Option Agreement.*
10.11	Form of Sales Representative Award Agreement under the 1999 Equity Incentive Plan.*
10.12	Form of Non-Employee Director Stock Option Agreement under the 1999 Equity Incentive Plan.*
10.13	Form of Amended and Restated 1999 Equity Incentive Plan.*
11.1	Computation of earnings per share (included in Note 5 of the Notes to Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report)

*	Incorporated by reference to Wright Medical Group, Inc.’s Registration Statement on Form S-1(File No. 333-59732).

+	Incorporated by reference to Wright Medical Group, Inc.’s Current Report on Form 8-K, filed August 3, 2001.

(b)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Arlington, State of Tennessee, on November 13, 2002.

WRIGHT MEDICAL GROUP, INC.

By:	/s/ F. Barry Bays

F. Barry Bays President and Chief Executive Officer

By:	/s/ John. K. Bakewell

John K. Bakewell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, F. Barry Bays, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wright Medical Group, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ F. Barry Bays

F. Barry Bays President and Chief Executive Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, F. Barry Bays, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) this quarterly report on Form 10-Q of Wright Medical Group, Inc. (the “Company”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002

/s/ F. Barry Bays

F. Barry Bays President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, John K. Bakewell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wright Medical Group, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John K. Bakewell

John K. Bakewell Executive Vice President and Chief Financial Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, John K. Bakewell, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) this quarterly report on Form 10-Q of Wright Medical Group, Inc. (the “Company”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002

/s/ John K. Bakewell

John K. Bakewell Executive Vice President and Chief Financial Officer