Form 10-K
period 2002-12-31
WRIGHT MEDICAL GROUP INC
filed 2003-03-14
CIK 1137861

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-32833

Wright Medical Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4088127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5677 Airline Road, Arlington, Tennessee	38002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(901) 867-9971

Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2002, based upon the last sale price of such voting common stock on that date as reported by the Nasdaq National Market, was $331,974,841.

      As of March 3, 2003, there were 32,714,110 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2002.

WRIGHT MEDICAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K

SAFE-HARBOR STATEMENT

      This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this annual report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Operating Results” and elsewhere in this annual report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this annual report. We assume no obligation to update any forward-looking statement after this date.

PART I

Item 1.	Business

Overview

      Wright Medical Group, Inc. (the “Company”), through Wright Medical Technology, Inc. and other operating subsidiaries, is a global orthopaedic device company specializing in the design, manufacture and marketing of reconstructive joint devices and bio-orthopaedic materials. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Bio-orthopaedic materials are used to replace damaged or diseased bone and to stimulate natural bone growth. Within these markets, the Company focuses on the higher-growth sectors of advanced knee implants, bone-conserving hip implants, revision replacement implants and extremity implants, as well as on the integration of our bio-orthopaedic products into reconstructive joint procedures and other orthopaedic applications. In 2002, the Company had net sales of $200.9 million and net income of $25.1 million.

History

      The Company was incorporated on November 23, 1999 as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus Equity Partners, L.P. (“Warburg”) acquired majority ownership of the Company’s predecessor, Wright Medical Technology, Inc. (the “Predecessor Company”) in December 1999. This transaction, which represented a recapitalization of the Predecessor Company and the inception of the Company in its present form, reduced the Company’s debt and provided investment capital, thus allowing the Company to build on the Predecessor Company’s respected brand name and strong relationships with orthopaedic surgeons developed during their fifty year history.

      On December 22, 1999, the Company acquired Cremascoli Ortho Group (“Cremascoli”), based in Toulon, France, and shortly thereafter, a new management team was put in place. This acquisition extended the Company’s product offerings, enhanced the Company’s product development capabilities, and expanded the Company’s European presence. As a result of combining Cremascoli’s strength in hip reconstruction with the Predecessor Company’s historical expertise in knee reconstruction and bio-orthopaedic materials, the Company offers a broad range of reconstructive joint devices and bio-orthopaedic materials to orthopaedic surgeons in over 50 countries.

      On July 18, 2001, the Company completed its initial public offering (“IPO”) of 7,500,000 shares of voting common stock at a public offering price of $12.50 per share. The net proceeds generated of $84.8 million, after deducting underwriting discounts and offering expenses, were used to repay debt.

      On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6,900,000 shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, the Company offered 3,450,000 shares in the secondary offering. The net proceeds generated of $49.5 million, after deducting underwriting discounts and offering expenses, have been invested in short-term, investment-grade securities.

Orthopaedic Industry

      The worldwide orthopaedic industry was estimated to be approximately $14 billion in 2002, and the Company believes it will grow by approximately 7-9% annually over the next three to four years. Six multinational companies currently dominate the orthopaedic industry, each with approximately $800 million or more in annual sales. The size of these companies leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as the Company, to focus on smaller higher-growth sectors of the orthopaedic market, while still offering a comprehensive product line to address the needs of its customers.

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

      The reconstructive joint market is generally divided into the areas of knees, hips and extremities. The reconstructive joint market is estimated at $5.4 billion worldwide, with hip reconstruction and knee reconstruction representing two of the largest sectors.

      Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. Knee reconstruction was the largest sector of the reconstructive joint market in 2002, accounting for sales of approximately $2.6 billion worldwide.

      Major trends in knee reconstruction include the use of alternative, better performing surface materials to extend the implant’s life and increase conservation of the patient’s bone to minimize surgical trauma and accelerate recovery. Another significant trend in the knee industry is the use of more technologically advanced knees, called advanced kinematic knees, which more closely resemble natural joint movement. Additionally, we believe the minimally invasive unicompartmental knee procedure, which replaces only one femoral condyle, is becoming more widely accepted.

      Hip Reconstruction. The hip joint is a ball-and-socket joint which enables the wide range of motion that the hip joint performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket), which causes pain, stiffness and a reduction in hip mobility. Hip reconstruction was an approximately $2.5 billion market worldwide in 2002.

      Similar to the knee market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate bearing surfaces other than the traditional polyethylene surface, which may create wear debris that can lead to potential loosening of the implant. These alternative bearing surfaces include metal-on-metal and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. In February 2003, the Company became one of only two companies cleared by the United States Food and Drug Administration, or FDA, to market ceramic-on-ceramic hip systems in the U.S. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone-conserving implants, leave more of the hip bone intact, which is beneficial given the likelihood of future revision replacement procedures as the average patient’s lifetime increases. Bone-conserving procedures often allow patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required.

      Extremity Reconstruction. Extremity reconstruction involves the implant of a device to replace or reconstruct injured or diseased joints. Reconstruction of the extremities consists of implants for joints such as the finger, toe, wrist, foot, ankle and shoulder. The extremity reconstruction market was approximately $275 million worldwide in 2002.

      Major trends in extremity reconstruction include separately designed implant stems for press-fit and cemented applications and a variety of geometries to more closely accommodate each patient’s unique anatomy. In addition, patients and physicians are increasingly recognizing extremity reconstruction as a viable treatment alternative to traditional treatment options.

Bio-Orthopaedic Market

      The bio-orthopaedic materials market is one of the fastest growing sectors of the orthopaedic market. These materials use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone. The bio-orthopaedic materials sector includes products such as tissue-based bone grafts and bone graft substitute materials. These products stimulate the body’s natural regenerative capabilities to minimize or delay the need for invasive implant surgery. These materials are used in spinal fusions, trauma fractures, joint replacements, and cranio-maxillofacial procedures. Currently, there are three main types of bio-orthopaedic products: osteoconductive, osteoinductive and combined osteoconductive/osteoinductive. These types refer to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but does not trigger new bone growth, whereas osteoinductive materials induce bone growth. The bio-orthopaedic market was approximately $350 million worldwide in 2002.

      The Company believes there is an increasing acceptance of bone graft substitute materials for use in spinal fusions, trauma fractures, joint replacements, cranio-maxillofacial procedures and other orthopaedic applications.

Government Regulation

United States

      Numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies, strictly regulate the Company’s products and research and development activities. The Federal Food, Drug, and Cosmetic Act, or FDC Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of medical devices.

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

      A PMA application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA process can be expensive, uncertain and lengthy, require detailed and comprehensive data and generally take significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable quality system regulation requirements, which include quality control testing, control documentation and other quality assurance procedures.

      If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, and the device presents a significant risk, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption, or an IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards, or IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The study must also comply with the FDA’s IDE regulations and informed consent must be obtained from each subject. If the FDA believes the Company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and seek civil and criminal penalties against the Company and its officers and employees. If the Company fails to comply with these regulatory requirements, the Company’s business, financial condition and results of operations could be harmed.

      Most of the Company’s products are approved through the 510(k) premarket notification process. The Company has conducted clinical trials to support many of its regulatory approvals. Regulations regarding the manufacture and sale of the Company’s products are subject to change. The Company cannot predict the effect, if any, that these changes might have on its business, financial condition and results of operations. In particular, the FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA has been working to establish a more comprehensive regulatory framework for allograft-based products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including a requirement that ensures that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional regulations that would govern the processing and distribution of all allograft products. Consent to use the donor’s tissue must also be obtained. If a tissue-based product is considered tissue, it does not require FDA clearance or approval before being marketed. If it is considered a device, or a biologic drug, then FDA clearance or approval may be required.

      On April 11, 2001, the FDA sent the Company a “warning letter” stating that the FDA believed ALLOMATRIX® Injectable Putty was a medical device that was subject to premarket clearance. In March 2002, the FDA officially notified the Company that it concluded that ALLOMATRIX®Injectable Putty was properly reviewed and regulated under the medical device premarket notification provisions of the FDC Act. Also, in March 2002, the FDA notified all other known manufacturers of similar products of requirements for bringing such products into compliance with the FDC Act. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the FDC Act. In response to the FDA determination, the Company promptly filed a premarket notification for ALLOMATRIX® Injectable Putty under Section 510(k) of the FDC Act. On April 24, 2002, the FDA notified the Company that the submission of the Company’s premarket notification for ALLOMATRIX® Injectable Putty was an adequate response to the “warning letter” and that the FDA considered the issues raised in the April 11, 2001 letter closed. The Company’s premarket notification submission is still pending with the FDA. The Company’s ALLOMATRIX® line of products continue to be marketed and sold pending the approval of the premarket notification submission. The FDA has not raised any objection to the continued marketing and sale of the Company’s ALLOMATRIX® line of products pending the approval of the premarket notification submission. There can be no assurance that the 510(k) premarket notification will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties.

      In addition to granting approvals for the Company’s products, the FDA and international regulatory authorities periodically inspect the Company for compliance with the host of regulatory requirements that apply to medical devices marketed in the United States and internationally. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses, and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA periodically inspects device and drug manufacturing facilities in the United States in order to assure compliance with applicable quality system regulations. The FDA last inspected the Company’s Arlington, Tennessee manufacturing facility in August 2002. The Company was found to be in compliance with the FDA quality system regulations.

      The Company believes its U.S. manufacturing facility complies in all material respects with FDA requirements. The Company has also implemented comprehensive procedures to ensure compliance with the FDA quality system regulations with a focus on comprehensive product design controls.

International

      The Company obtains required regulatory approvals and complies with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market its products in all major foreign markets. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market its products may be longer or shorter than that required in the United States, and requirements for such approval may differ from FDA requirements.

      All of the Company’s products sold internationally are subject to appropriate foreign regulatory approvals. In order to market its product devices in the member countries of the European Union, the Company is required to comply with the medical devices directive and obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Under the medical devices directive, all medical devices including active implants must qualify for CE marking. The Company also complies with all other foreign regulations such as MHLW approval in Japan, HPB approval in Canada, and TGA approval in Australia as a few examples.

      The Company’s products are manufactured in ISO 9001 and EN 46001 compliant facilities.

Products

      The Company operates as one reportable segment, offering products in four primary market sectors: knee reconstruction, hip reconstruction, extremity reconstruction, and bio-orthopaedic materials. The following table shows the net sales and percentages of net sales contributed by each of the Company’s product groups for each of the three most recent fiscal years ended December 31, 2002.

	Year Ended December 31,

	2002	2001	2000

In thousands:
Knee products	$72,058	$68,238	$63,143
Hip products	56,945	48,589	47,978
Extremity products	25,367	20,989	17,285
Bio-orthopaedic materials	38,347	26,810	20,992
Other	8,156	8,295	8,154

Total net sales	$200,873	$172,921	$157,552

As a percentage of total net sales:
Knee products	35.9%	39.5%	40.1%
Hip products	28.3%	28.1%	30.4%
Extremity products	12.6%	12.1%	11.0%
Bio-orthopaedic materials	19.1%	15.5%	13.3%
Other	4.1%	4.8%	5.2%

Total net sales	100.0%	100.0%	100.0%

Knee Reconstruction

      The Company’s knee reconstruction product portfolio strategically positions the Company in the areas of total knee reconstruction, revision replacement implants, and limb preservation products. These products provide the surgeon with a continuum of treatment options for improving patient care. The Company differentiates its products through innovative design features that reproduce movement and stability more closely resembling a healthy knee, and by a broad array of surgical instrumentation to accommodate surgeon preference.

      The ADVANCE® Knee System is the Company’s most recent knee product line offering. There are several innovative product offerings within the ADVANCE® Knee System product line, one of which is the ADVANCE® Medial Pivot Knee. The understanding of knee motions and functions has advanced significantly over the past several years, and the Company believes the ADVANCE® Medial Pivot Knee is the first knee to be mass marketed that takes full advantage of the strides made in understanding the knee joint. The ADVANCE® Medial Pivot Knee is designed to approximate the motion of a healthy knee by using a unique spherical medial feature. Overall, the Company believes the ADVANCE® Medial Pivot Knee more closely approximates natural knee motion, improves clinical performance and provides a better range of motion.

      The ADVANCE® Minimally-Invasive Unicompartmental Knee System is an innovative system of implants and instruments that allows for single compartment replacement with a minimally invasive surgical approach. This system is designed to reach the market for a unicompartmental knee that addresses injury or disease confined to the medial compartment in the knee joint. The Company believes the simplified instrumentation utilized by the ADVANCE® Minimally-Invasive Unicompartmental Knee System is a significant improvement over the instrumentation designs utilized in other unicompartmental knee systems on the market today.

      REPIPHYSISTM Technology allows for non-invasive expansion of any long bone where lengthening is needed. This technology, which the Company exclusively licenses from the inventor, can be incorporated into a prosthetic implant and subsequently adjusted non-invasively when lengthening of the bone is needed. The most common application of this breakthrough technology is in the field of pediatric oncology, where growing children can have the bones attached to their hip or knee implant lengthened non-invasively, thus eliminating the need for more frequent surgeries and anesthesia.

Hip Reconstruction

      The Company offers a comprehensive line of products for hip joint reconstruction. This product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants, and limb preservation. Additionally, the Company’s hip products offer a combination of unique, innovative modular designs, a complete portfolio of surface bearing materials, including polyethylene, ceramic and metal components, and innovative technology in surface replacement implants. The Company is therefore able to offer surgeons and their patients a continuum of treatment options.

      The CONSERVE® Resurfacing Hip System provides a conservative restoration, or bone conserving, alternative to conventional total hip reconstruction, and the Company believes it is becoming the treatment of choice for avascular necrosis, or AVN, of the femoral head. AVN is a disease which causes bone to deteriorate and die. It is estimated that approximately 10% of total hip replacement procedures performed annually are initially diagnosed as related to AVN. People who suffer from AVN are usually younger than the typical hip replacement patient and need a solution that is less invasive than conventional total hip replacement. With the CONSERVE® Resurfacing Hip System, only the surface of the femoral head is replaced and the rest of the hip remains untouched. This early intervention alternative allows the patient to live with less pain and avoid extensive bone loss at a young age. The CONSERVE® Resurfacing Hip System’s conservative restoration provides a better solution for the patient by leaving maximum bone for future surgical procedures, if needed.

      The LINEAGE® Acetabular System provides the surgeon with the option to interchangeably use either ceramic, metal or polyethylene acetabular bearing surfaces for use with a common metal acetabular shell, thus offering maximum flexibility to the surgeon while minimizing inventory levels. The standard for replacement of the acetabulum, or socket, in the hip joint is a two-piece system consisting of a metal shell with a polyethylene liner. The polyethylene component serves as a bearing surface for the head of the femoral component, or ball. Alternative hard bearing materials, such as metal in the domestic market and metal and ceramic in the international market, have been sold in their respective markets in recent years. In February 2003, the Company obtained FDA clearance to offer the ceramic option in the United States, and is now able to offer the three surface options in both the domestic and international markets.

      The PERFECTA® Hip System is the basic platform for the Company’s more traditional hip stem product line. This system provides a full range of fixation options including press fit and cemented versions, and offers a wide selection of geometries in order to meet the needs of the patient’s anatomical requirements as well as the surgeon’s preferences. This product allows surgeons the flexibility to match the implant to each patient’s unique requirements. The PERFECTA® Hip System has over ten years of proven clinical success worldwide, and the Company continues to build upon the existing platform, as illustrated by the introduction of the PERFECTA® Slim Neck during the third quarter of 2001. This product has a slimmer neck that provides for a greater range of motion after being implanted.

      The GUARDIAN® Limb Salvage System is ideal for cases when proximal or distal femur replacement can no longer be achieved due to extensive femoral and tibial bone loss as a result of cancer, trauma, or failed hip and knee arthroplasty. The GUARDIAN® Proximal Tibia Implants, one of the products offered in this modular component system, allows for very small femoral bone resection and is available in a wide range of sizes that promote optimal prosthesis fit. The constrained design precludes the need for a patellar component. The GUARDIAN® Revision Hinge Implants, another of the products offered within the system, is similar to the GUARDIAN® Proximal Tibia Implants, but its prosthesis includes a tibia sleeve and an optional tibia stem extension instead of a proximal tibia, optional midsection, and tibia stem.

      The PROFEMURTM Modular Hip System addresses the market for modularity in revision replacement hip implant procedures. The Company’s PROFEMURTM R product, designed in Europe, is a revision replacement implant with a patented modular femoral neck component, which allows the surgeon to make final adjustments to the implant as the last step in the procedure in order to accommodate each patient’s unique anatomy. The PROFEMURTM USA is an addition to the PROFEMURTM R with additional implant choices and new instrumentation that addresses the needs of U.S. surgeons, while capitalizing on the successful clinical history of the PROFEMURTM R product. The PROFEMURTM Z Modular Hip system was introduced in the U.S. in the fourth quarter of 2002. This system utilizes the European philosophy of primary stem fixation and features patented modular interchangeable necks for ultimate hip joint balancing.

      The ANCA-FITTM Hip System, a traditional hip replacement system designed in Europe, has received clinical acceptance in Europe for eight years. The ANCA-FITTM Hip System includes the femoral stem family of components as well as the acetabular shell family. The stem is a non-cemented, anatomical stem with HA coating. It features the patented modular interchangeable neck option found in other modular stems such as the PROFEMURTM Modular Hip System. The shell is a titanium porous coated shell, designed to accept either Alumina Oxide ceramic or polyethylene liners.

Extremity Reconstruction

      The Company offers extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. The Company’s small joint orthopaedic implants have many years of successful clinical history. The Company believes it is one of the recognized leaders in finger and toe implants. The Swanson Hinge Finger has been used by surgeons for over 30 years.

      The ORTHOSPHERE® Carpometacarpal Implant for the repair of the basal thumb joint, is constructed from ceramic biomaterials, which reduce wear and increase biocompatibility compared to other implant materials. By providing an alternative to the harvesting of the patient’s own soft tissues as a spacer for the repaired joint, the ORTHOSPHERE® Carpometacarpal Implant thereby reduces morbidity and operating time. The Company believes this product represents a significant improvement over conventional techniques.

      The OLYMPIATM Total Shoulder System is a comprehensive system that offers the surgeon many choices in terms of fixation and implant stability. This system offers two fixation options, including press-fit stems for cementless applications and stems that are optimized for cemented applications. Most systems now available do not offer this level of versatility and surgeons must adjust their surgical technique to fit the available products. An additional advantage of this system is that the humeral head is modular and asymmetric, allowing the surgeon to adjust joint tension as the final step of the surgical process.

      Also addressing the market for modularity is the Company’s EVOLVE® Modular Radial Head device. The EVOLVE® Modular Radial Head device offers two primary benefits over its predecessors: the surgeon may choose implant heads and stems that accommodate the patient’s anatomy, and it is easier to insert compared to the single piece implants, when assembled in the patient.

      The LOCON-T® Distal Radius Plating System provides surgeons with an anatomically designed, stainless steel plating system used in the repair of radial fractures. In designing the LOCON-T® Distal Radius Plating System, the Company utilized thin, high-strength stainless steel with low profile screws in order to lessen tendon irritation and/or rupture, which are complications known to result from this type of surgical repair. Thus, the Company believes this product offers distinct advantages over other currently marketed systems.

      The Company’s NEWDEAL® foot and ankle implants provide a system of components for performing various repair procedures in the foot and ankle. These products include various screws and staples that meet a wide array of surgical challenges in the foot. These products are the result of the Company’s exclusive North American distribution agreement with Newdeal Inc., the

U.S. subsidiary of Newdeal, S.A., a French company that has developed an extensive line of products for foot and ankle procedures. These new instruments and implants have allowed the Company to continue expanding its dominant position in the extremity market.

Bio-Orthopaedic Materials

      The Company offers an expanding number of bio-orthopaedic products that stimulate the natural regenerative capabilities of the human body. These products focus on biological musculoskeletal repair, including synthetic and human tissue-based bone grafting materials. The Company was the first company to receive FDA market clearance for the use of resorbable synthetic bone graft substitutes for the spine, currently the largest application for this product.

      The Company’s OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. OSTEOSET® bone graft substitute provides an attractive alternative to autograft because it facilitates bone regeneration without requiring a painful, secondary, bone harvesting procedure. Additionally, being purely synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. The Company also offers surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® Resorbable Bead Kit, which is available in mixable powder form. Our surgical grade calcium sulfate is manufactured internally using proprietary processes that consistently produce a high quality product.

      ALLOMATRIX® Injectable Putty combines a high content of demineralized bone matrix, or DBM, with the Company’s proprietary surgical grade calcium sulfate carrier. The combination provides an injectable putty with the osteoinductive properties of DBM and exceptional handling qualities. This product has been well received by surgeons. Another combination the Company offers is ALLOMATRIX® C bone graft putty, which includes the addition of cancellous bone granules. The addition of the bone granules increases the stiffness of the material, improves handling characteristics, increases osteoconductivity scaffold, and provides more structural support. In the third quarter of 2001, the Company introduced ALLOMATRIX® Custom bone graft putty, which allows the surgeon to customize the amount of bone granules to add to the putty based on its surgical application. Most recently, the Company introduced ALLOMATRIX® DR Graft, which is ALLOMATRIX® putty that has been optimized for application in smaller fractures due to its smaller particle size of cancellous bone granules for optimized packing and the application-specific volume in which it is marketed.

      MIIGTM 115 Minimally Invasive Injectable Graft is an injectable form of the Company’s surgical grade calcium sulfate paste that hardens in the body. The 115 in the product’s name refers to the speed of the product application, which takes only one minute to mix, one minute to inject and five minutes to harden. This product combines the operative flexibility of an injectable substance with the clinically proven osteoconductive properties of OSTEOSET® material. This product is ideally suited for use in traumatic fractures of the distal radius and tibial plateau.

      IGNITETM ICS Injectable Cellular Scaffold is a bone repair stimulus that combines calcium sulfate, DBM and autologous bone marrow aspirate, or BMA, for the treatment of problem fractures and delayed non-unions. This combination of materials provides the surgeon and patient with all three critical elements that a bone graft material can offer: an osteoconductive scaffold with both osteoinductive and osteogenic capacity through the use of DBM and BMA, respectively. The IGNITETM ICS kit also provides specially-designed instrumentation both to procure BMA and to prepare the fracture site for the grafting procedure using minimally-invasive techniques.

      The GRAFTJACKETTM Regenerative Membrane is an onlay for uncontained bone defects, traumatic fractures with severe bone loss, and donor harvest sites. This product provides a favorable microenvironment for bone repair by providing an environment for rapid revascularization, preventing scar tissue invasion into the bone graft area, and creating a protected environment for healing. In addition to bone repair, GRAFTJACKETTM Membrane is also useful for soft tissue applications, specifically rotator cuff and tendon repair.

      The Company’s bio-orthopaedic offerings in international markets include OSTEOSET® T medicated pellets, OSTEOSET® pellets containing DBM, and ALLOMATRIX® Injectable Putty. OSTEOSET® T medicated pellets, which contain tobramycin sulfate, are currently one of the very few resorbable bone void fillers available on the international market for the treatment of osteomyelitis, an acute or chronic infection of the bone.

      In March 2003, the Company acquired certain assets from Gliatech Inc. for $8.4 million in cash and a royalty on future product sales. These assets consist primarily of the ADCON® Gel technology assets needed to produce and commercialize ADCON®-L Gel and ADCON®-T/ N Gel anti-adhesion barrier gel products. The ADCON® Gel products are designed to reduce adhesion formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve procedures (ADCON®-T/ N Gel), which cause post-operative pain.

      Both ADCON®-L Gel and ADCON®-T/ N Gel are commercially available internationally, but are currently not available for sale in the U.S. While ADCON®-L Gel had received FDA PMA approval in mid-1998 based primarily on results of the European clinical trial, in December 2000 the FDA determined that the provisions of the FDA Application Integrity Policy, or AIP, would be applied to Gliatech due to violations of Good Clinical Practices in the conduct, analysis, and reporting of data specific to the U.S. Clinical Study of ADCON®-L Gel. In January 2001, ADCON®-L Gel was recalled worldwide due to a manufacturing concern regarding product packaging and other regulatory concerns. While re-introduced internationally shortly thereafter, the product remains off the market in the U.S. Recently, the FDA lifted the AIP status of Gliatech, which will allow the Company, as the new owner, to present the FDA with clinical data needed to return ADCON®-L Gel to the U.S. market. A clinical study will be required to enter the U.S. market with ADCON®-T/ N Gel.

Product Development

      The Company’s research and development staff focuses on developing new products in the knee, hip, extremity reconstruction and bio-orthopaedic material markets, and expanding the current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, the Company is committed to a strong research and development program. Research and development expenses totaled $10.4 million, $10.1 million and $8.4 million in 2002, 2001 and 2000, respectively. The Company believes a continued level of spending in the range of approximately 5% to 6% of net sales will produce a steady stream of innovative, new product introductions in coming years.

      In the knee, hip and extremity reconstruction areas, the Company’s research and development focus is on expanding the continuum of products that span the life of implant patients, from early intervention, such as bone-conserving implants, to primary implants, revision replacement implants, and limb preservation implants. In the bio-orthopaedic materials area, the Company has a variety of research and development projects that are designed to further expand the Company’s entry into this rapidly growing market. Such projects include developing materials for new bio-orthopaedic applications as well as leveraging the use of biologic coatings to enhance fixation and performance in traditional orthopaedic implants.

      New products, procedures and techniques introduced across all product lines since 2000 include, but are not limited to, the ADVANCE® Minimally-Invasive Unicompartmental Knee System, REPIPHYSISTM Technology, the LINEAGE® Acetabular System, the GUARDIAN® Limb Salvage System, the PROFEMURTM Modular Hip System (including PROFEMURTM USA, PROFEMURTM R, and PROFEMURTM Z), the OLYMPIATM Total Shoulder System, the LOCON-T® Distal Radius Plating System, OSTEOSET® bone graft substitute derivative products, the ALLOMATRIX® bone graft putty line of products (including ALLOMATRIX® C, ALLOMATRIX® Custom, and ALLOMATRIX® DR Graft), MIIGTM 115 Minimally Invasive Injectable Graft, IGNITETM ICS BioComposite, and the GRAFTJACKETTM Regenerative Membrane.

      The Company has established several surgeon advisory panels that provide advice on market trends and assist with the development and clinical testing of the Company’s products. The Company believes these surgeon advisors are prominent in the field of orthopaedics. The Company also partners periodically with other industry participants, particularly in the bio-orthopaedic materials area, to develop new products.

Sales and Marketing

      The Company’s sales and marketing staff targets orthopaedic surgeons, who typically are the decision-makers in orthopaedic device purchases. The Company has established several surgeon advisory panels comprised of surgeons who the Company believes are leaders in their chosen orthopaedic specialties. The Company involves both these surgeons and the Company’s marketing personnel in all stages of bringing a product to market — from initial product development to product launch. As a result, the Company has a well-educated, highly involved marketing staff and an installed base of well-respected surgeons, globally, who serve as advocates to promote the Company’s products in the orthopaedic community.

      The Company offers clinical symposia and seminars, publishes advertisements and the results of clinical studies in industry publications, and offers surgeon-to-surgeon education on the Company’s new products using the surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on the Company’s latest products through our distribution network and brochure mailings.

      The Company’s acquisition of Cremascoli provided an opportunity to cross-sell the Predecessor Company’s products and legacy Cremascoli products in Europe, North America, Japan and certain other international markets. Because each market may have different product preferences, the Company believes that by utilizing its global sales and marketing teams’ understanding of surgeon preferences in their local markets, the Company can effectively modify and cross-sell existing products throughout the worldwide markets in which the Company competes.

      The Company’s sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, the Company traditionally experiences lower sales volumes in these months than throughout the rest of the year.

      The Company sells its products in the United States through a sales force of over 250 people at December 31, 2002. This sales force primarily consists of approximately 250 independent commission-based sales representatives and distributors engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. The independent distributors have formal contracts with the Company, which allows the Company to encourage the distributor based on performance criteria. The aforementioned U.S. field sales force is supported by the Company’s Tennessee-based sales and marketing organization. A Vice President of U.S. Sales, a national sales manager, and four regional directors manage the Company’s domestic sales organization.

      The Company’s products are marketed internationally through a combination of direct sales offices in certain key international markets and distributors in other markets. The Company has sales offices in France, Italy, the United Kingdom, Belgium, Japan, Canada, and Germany that employ direct sales employees and use independent sales representatives to sell the Company’s products into their respective markets. The Company’s products are sold into other countries in Europe, Asia, Africa, South America and Australia using stocking distribution partners. Stocking distributors purchase products directly from the Company for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2002, the Company, through a combination of its aforementioned direct sales offices and approximately 45 stocking distribution partners, had approximately 275 sales representatives who sell in over 50 countries. The Company’s international sales and marketing organization is led by a President of International and several sales and marketing Vice-Presidents and senior directors. Some of these employees are based at the Company’s U.S. headquarters while others are based at the European headquarters or other international locations.

      The Company’s new sales representatives receive formal product training. Additionally, the Company requires each sales representative to attend periodic sales and product training.

      Detailed information on the Company’s net sales and long-lived assets by geographic area can be found in Note 14 to the financial statements contained in Item 8 of this report.

Manufacturing and Supply

      The Company operates manufacturing facilities in both Arlington, Tennessee and Toulon, France. These facilities primarily produce orthopaedic implants and some of the related surgical instrumentation used to prepare the bone surfaces and cavities during the surgical procedure. The majority of the Company’s surgical instrumentation is produced to the Company’s specifications and designed by qualified subcontractors who serve medical device companies.

      During the past year, the Company has continued to modernize both production facilities through changes to the physical appearance and layout, and have added new production and quality control equipment to meet the evolving needs of the Company’s product specifications and designs. In seeking to optimize the Company’s manufacturing operations, the Company has adopted many sophisticated manufacturing practices, such as lean manufacturing, which are designed to lower lead times, minimize waste and reduce inventory. The Company has a wide breadth of manufacturing capabilities at both facilities, including skilled and semi-skilled manufacturing personnel.

      The Company’s reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various surgical grades of high-density polyethylenes, silicone elastomer and ceramics. The Company is aware of only two suppliers of medical grade silicone elastomer, only one of which is used by the Company. Currently, the Company relies on two suppliers of DBM and cancellous bone matrix, or CBM, for use in the Company’s bio-orthopaedic products, and one supplier of ceramics for use in the Company’s hip products. Other raw material supplies come from multiple suppliers that supply products to the Company’s specifications and purchase order requirements.

      The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. The Company’s U.S. and European based quality systems are based on and in compliance with the requirements of ISO 9001/ EN 46001 and the applicable regulations imposed by the FDA on medical device manufacturers. The Company is accredited by the American Association of Tissue Banks, and is an FDA registered Tissue Bank. The FDA may audit the Company’s facilities at any time.

      The Company believes that its two production facilities can continue to meet anticipated business needs for the foreseeable future.

Competition

      Competition in the orthopaedic device industry is intense and is characterized by extensive research efforts and rapid technological progress. Competitors include major companies in both the orthopaedic and bio-orthopaedic industries, as well as academic institutions and other public and private research organizations that continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market that will compete with the Company’s products.

      The primary competitive factors facing the Company include: price, quality, innovative design and technical capability, breadth of product line and distribution capabilities. Current and future competitors in this market may have greater resources, more widely accepted and innovative products, less-

invasive therapies, greater technical capabilities, and stronger name recognition than the Company does. The Company’s ability to compete is affected by its ability to:

•	develop new products and innovative technologies;

•	obtain regulatory clearance and compliance for its products;

•	protect the proprietary technology of its products and manufacturing process;

•	market its products;

•	attract and retain skilled employees and sales representatives; and

•	maintain and establish distribution relationships.

Intellectual Property

      The Company currently owns or has exclusive licenses to more than 105 patents and pending patent applications throughout the world. The Company seeks to aggressively protect technology, inventions and improvements that are considered important through the use of patents and trade secrets in the United States and significant foreign markets. The Company manufactures and markets the products both under patents and license agreements with other parties.

      The Company’s knowledge and experience, creative product development, marketing staff, and trade secret information with respect to manufacturing processes, materials and product design, are as equally important as the Company’s patents in maintaining the Company’s proprietary product lines. As a condition of employment, the Company requires all employees to execute a confidentiality agreement relating to proprietary information and assigning patent rights to the Company.

      There can be no assurances that the Company’s patents will provide competitive advantages for the Company’s products, or that competitors will not challenge or circumvent these rights. In addition, there can be no assurances that the United States Patent and Trademark Office, or PTO, will issue any of the Company’s pending patent applications. The PTO may also deny or require significant narrowing of claims in the Company’s pending patent applications, and patents issuing from the pending patent applications. Any patents issuing from the pending patent applications may not provide the Company with significant commercial protection. The Company could incur substantial costs in proceedings before the PTO, including interference proceedings. These proceedings could result in adverse decisions as to the priority of the Company’s inventions. Additionally, the laws of some of the countries in which the Company’s products are or may be sold may not protect the Company’s products and intellectual property to the same extent as the laws in the United States, or at all.

      While the Company does not believe that any of its products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurances that the Company does not infringe any patents or other proprietary rights held by third parties. If the Company’s products were found to infringe any proprietary right of a third party, the Company could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may also be necessary to enforce patent rights the Company holds or to protect trade secrets or techniques the Company owns. The Company is currently involved in an intellectual property lawsuit with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation. See Item 3 of this Form 10-K for further details.

      The Company also relies on trade secrets and other unpatented proprietary technology. There can be no assurances that the Company can meaningfully protect its rights in its unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the Company’s proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurances, however, that the agreements will not be breached, that adequate remedies for any breach would be available, or that competitors will not discover or independently develop the Company’s trade secrets.

Third-Party Reimbursement

      In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all of these payors. Therefore, reimbursement can be quite different from payor to payor. The Company believes that reimbursement is an important factor in the success of any medical device. Consequently, the Company seeks to obtain reimbursement for all of its products.

      Reimbursement in the United States depends on the Company’s ability to obtain FDA clearances and approvals to market these products. Reimbursement also depends on the Company’s ability to demonstrate the short-term and long-term clinical and cost-effectiveness of its products from the results obtained from its clinical experience and formal clinical trials. The Company presents these results at major scientific and medical meetings and publishes them in respected, peer-reviewed medical journals.

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

      The Centers for Medicare and Medicaid Services (CMS), formerly known as HCFA, have adopted prospective payment systems for services performed in hospital settings and all approved procedures performed in ambulatory surgery centers. These prospective payment systems reimburse hospitals according to a system of groupings that classify patients into clinically cohesive groups based on similar diagnosis and consumption of hospital resources. The payment rate for each grouping is established by CMS based on the national average cost associated with each category of treatment. The prospective payment is intended to reimburse the facility for all costs associated with the patient’s care, including all medical devices.

      The majority of non-government funded payors have adopted payment systems based on the prospective payment methodology established by CMS. In some cases, however, particularly within the surgery center setting, providers continue to issue payments based on each component of the patient’s care. In these situations, facilities charge payors separately for any medical devices used during treatment. Reimbursement is typically based on the cost of the device plus a small administrative fee.

Employees

      As of December 31, 2002, the Company employed directly and through our subsidiaries 797 people in the following areas: 359 in manufacturing, 224 in sales and marketing, 143 in administration and 71 in research and development. The Company does not have any active organized labor unions. The Company believes it has an excellent relationship with its employees.

Environmental

      The Company’s operations and properties are subject to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations. These laws and regulations govern, among other things, the generation, storage, handling, use and transportation of hazardous materials and the handling and disposal of hazardous waste generated at the Company’s facilities.

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

      The Company believes its costs of complying with current and future environmental laws, and its liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect its business, results of operations or financial condition, although there can be no assurances that they will not.

      In 1999, groundwater contamination was detected at the Company’s Arlington, Tennessee facility. The Company has taken steps to investigate the nature and extent of the contamination. The Company believes the contamination was caused by the former owner of the business, Dow Corning Corporation (DCC). The Company has requested indemnification from DCC in accordance with the 1993 asset purchase agreement by which the Company purchased certain assets from DCC. Although DCC is involved in bankruptcy proceedings, under the debtor’s proposed plan of reorganization, environmental claims are not included in the bankruptcy. DCC may have factual and legal defenses to the claim and there can be no assurances that it will not prevail. Furthermore, there can be no assurances that DCC will have the capacity to pay the claim even if the Company should prevail on the claim. The Company submitted a remediation plan to state environmental authorities. The State of Tennessee Department of Environment and Conservation entered a Remediation Order based on the proposed remediation plan. The remediation plan consists primarily of ongoing groundwater monitoring. Based on the Company’s current assessment, it does not believe the implementation of the remediation plan will have a significant effect on the Company’s financial position or results of operations.

      The Company does not believe that the cost of addressing the contamination, without regard to indemnification from the former owner of the business, will materially adversely affect its business, results of operations or financial condition although there can be no assurances that it will not.

Available Information

      The Company’s website is located at www.wmt.com. The Company makes available free of charge through this website all of its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC.

Item 2.	Properties

      The Company’s U.S. corporate headquarters include warehouse, administrative, and manufacturing facilities located in three buildings on 31 acres in Arlington, Tennessee with an aggregate of 168,000 square feet. The manufacturing facilities have additional capacity, which will allow the Company to expand production of its current product lines.

      The majority of the Company’s products are manufactured in the Company’s 74,000 square foot manufacturing facility located in Arlington, Tennessee. This facility is leased from the Industrial Development Board of the Town of Arlington. The lease has an automatic renewal through 2049. The Company may exercise a nominal purchase option at any time. The Company’s office and warehouse facilities are also leased from the Industrial Development Board of the City of Arlington. The office facility lease expires July 8, 2005; however, the Company may exercise a $101,000 purchase option at any time. The Company may exercise a nominal purchase option at any time on the warehouse facility lease. It is an open-ended lease with no predetermined expiration date.

      The Company’s international operations include warehouse, research, administrative and manufacturing facilities located in several countries. The Company’s primary international manufacturing facility and warehouse are located in leased facilities in Toulon, France. The Company’s primary international research and development facility is located in leased facilities in Milan, Italy. In addition, the Company’s sales offices in France, Italy, the United Kingdom, Belgium, Japan, and Canada lease office and/or warehouse space.

Item 3.	Legal Proceedings

      From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of business. The Company is the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes that the disposition of claims currently pending, including the matter discussed below, will not have a material adverse effect on its financial position or results of operations.

Howmedica Osteonics Corp. v. Wright Medical Technology, Inc.

      On March 28, 2000, Howmedica Osteonics Corp., a subsidiary of Stryker Corporation, filed a complaint in the United States District Court in New Jersey alleging that the Company infringed Howmedica’s U.S. Patent No. 5,824,100 related to the Company’s ADVANCE® Knee product line. Howmedica Osteonics Corp. is seeking an order of infringement, unspecified damages and injunctive relief. If Howmedica Osteonics Corp. were to succeed in obtaining the relief it claims, the Court could award damages to Howmedica Osteonics Corp., could impose an injunction against further sales of the Company’s products and could rule that the Company’s patents are invalid or unenforceable. The Company is unable to quantify the potential range of any damage award and no specific monetary damage was requested in Howmedica Osteonics Corp.’s complaint. A damage award could be significant. If a final damage award is rendered against the Company, the Company may be forced to raise or borrow funds, as a supplement to any available insurance claim proceeds, to pay the damages award. The Company believes that it has good defenses to this lawsuit and intends to defend it vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      On July 18, 2001, the Company completed its initial public offering, and issued 7,500,000 shares of voting common stock at $12.50 per share, which produced net proceeds of $84.8 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds of its initial public offering to repay debt. Simultaneous with the closing of the offering, all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the offering, Warburg converted approximately $13.1 million of the Company’s senior subordinated notes into 1,125,000 shares of non-voting common stock.

      On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6,900,000 shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, the Company offered 3,450,000 shares in the secondary offering. The net proceeds generated of $49.5 million, after deducting underwriting discounts and offering expenses, have been invested in short-term, investment-grade securities. Following the closing of the secondary offering, Warburg converted all of its shares of non-voting common stock into shares of voting common stock. Consequently, there are no outstanding shares of non-voting common stock.

      The Company’s common stock began trading on the Nasdaq National Market on July 13, 2001, under the symbol “WMGI”. Before that date, no public market for the Company’s common stock existed. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Company’s common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year 2001
Third Quarter (since July 13, 2001)	$18.50	$14.65
Fourth Quarter	$18.05	$14.00
Fiscal Year 2002
First Quarter	$20.09	$15.42
Second Quarter	$22.90	$18.84
Third Quarter	$21.82	$15.15
Fourth Quarter	$22.94	$16.05

      As of March 3, 2003, there were 140 stockholders of record and an estimated 2,850 beneficial stockholders.

Dividend Policy

      The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings for the operation and expansion of its business. The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future. Any payment of cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon the Company’s results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by the Company’s board. In addition, the Company’s current credit facility prohibits the Company from paying any cash dividends without the lenders’ consent.

Item 6.	Selected Financial Data

      The following table sets forth certain selected consolidated financial data of Wright Medical Group, Inc. (the “Company”) and Wright Medical Technology, Inc., (the “Predecessor Company”), for the periods indicated. The selected consolidated financial data as of December 31, 2002, and for the year then ended, was derived from the Company’s consolidated financial statements audited by KPMG LLP. The selected consolidated financial data as of December 31, 2001, 2000 and 1999, and for the years ended December 31, 2001 and 2000, the period from January 1, 1999 to December 7, 1999, and the period from December 8, 1999 to December 31, 1999 was derived from the Company’s and the Predecessor Company’s consolidated financial statements audited by Arthur Andersen LLP. The selected consolidated financial data as of December 31, 1998 and for the year then ended was derived from the Predecessor Company’s consolidated financial statements audited by a different firm. The audited consolidated financial statements as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2002, 2001 and 2000, are included elsewhere in this filing. The audited consolidated financial statements as of December 31, 1999 and 1998 and for the year ended December 31, 1998, the period from January 1, 1999 to December 7, 1999, and the period from December 8, 1999 to December 31, 1999 are not included in this filing. Historical and pro forma results are not necessarily indicative of the results to be expected for any future period.

	Consolidated Wright Medical Group, Inc.				Predecessor Company

				Period from	Period from
	Year Ended	Year Ended	Year Ended	December 8 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 7,	December 31,
	2002	2001	2000	1999	1999	1998

	In thousands, except per share data
Statement of Operations Data:
Net sales	$200,873	$172,921	$157,552	$7,976	$101,194	$106,972
Cost of sales(1)	55,616	51,351	80,370	4,997	44,862	46,981

Gross profit	145,257	121,570	77,182	2,979	56,332	59,991
Operating Expenses:
Selling, general and administrative	106,875	93,945	82,813	4,837	47,547	55,974
Research and development	10,357	10,108	8,390	508	5,857	7,855
Amortization of intangible assets(4)	3,946	5,349	5,586	466	2,334	2,748
Stock-based expense	1,724	1,996	5,029	—	523	176
Arbitration settlement award	(4,200)	—	—	—	—	—
Transaction and reorganization	—	—	—	3,385	6,525	—
Acquired in-process research and development costs	—	—	—	11,731	—	—
Losses of equity method investment	—	—	—	—	—	1,979

Total operating expenses	118,702	111,398	101,818	20,927	62,786	68,732

Income (loss) from operations	26,555	10,172	(24,636)	(17,948)	(6,454)	(8,741)
Interest expense, net	938	7,809	12,446	1,909	13,196	14,284
Other (income) expense, net	(1,277)	685	870	67	616	1,044

Income (loss) before income taxes and extraordinary item	26,894	1,678	(37,952)	(19,924)	(20,266)	(24,069)
Provision (benefit) for income taxes	1,834	1,574	1,541	(25)	190	102

Income (loss) before extraordinary item	25,060	104	(39,493)	(19,899)	(20,456)	(24,171)
Extraordinary loss on early retirement of debt, net of taxes	—	(1,611)	—	—	—	—

Net income (loss)	$25,060	$(1,507)	$(39,493)	$(19,899)	$(20,456)	$(24,171)

Basic net income (loss) per common share: (2)
Income (loss) before extraordinary item	$0.79	$(0.19)	$(3,405.71)	$(27,918.17)
Extraordinary charge	—	(0.12)	—	—

	$0.79	$(0.31)	$(3,405.71)	$(27,918.17)

Diluted net income (loss) per common share: (2)
Income (loss) before extraordinary item	$0.75	$(0.19)	$(3,405.71)	$(27,918.17)
Extraordinary charge	—	(0.12)	—	—

	$0.75	$(0.31)	$(3,405.71)	$(27,918.17)

Weighted-average number of common shares outstanding — basic	31,870	13,195	17	1

Weighted-average number of common shares outstanding — diluted	33,550	13,195	17	1

Basic pro forma net income (loss) per common share (unaudited): (3)
Income (loss) before extraordinary item	$0.79	$0.00	$(2.29)
Extraordinary charge	—	(0.07)	—

	$0.79	$(0.06)	$(2.29)

Diluted pro forma net income (loss) per common share (unaudited): (3)
Income (loss) before extraordinary item	$0.75	$0.00	$(2.29)
Extraordinary charge	—	(0.07)	—

	$0.75	$(0.06)	$(2.29)

Basic pro forma weighted-average number of common shares outstanding (unaudited):(3)	31,870	23,544	17,260

Diluted pro forma weighted-average number of common shares outstanding (unaudited):(3)	33,550	23,544	17,260

					Predecessor
	Consolidated Wright Medical Group, Inc.				Company

	As of December 31,				As of
					December 31,
	2002	2001	2000	1999	1998

	In thousands
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,373	$2,770	$16,300	$733	$579
Working capital	126,182	47,546	54,020	83,840	27,409
Total assets	274,183	193,719	216,964	238,312	129,897
Long-term liabilities	23,752	30,967	141,514	137,368	113,432
Redeemable preferred stock	—	—	91,254	70,867	106,470
Stockholders’ equity (deficit)	$204,999	$117,300	$(76,976)	$(22,834)	$(132,045)

	Consolidated Wright Medical Group, Inc.				Predecessor Company

				Period from	Period from
	Year Ended	Year Ended	Year Ended	December 8 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 7,	December 31,
	2002	2001	2000	1999	1999	1998

	In thousands
Other Data:
Cash flows provided by (used in) operating activities	$21,950	$818	$18,151	$(22,701)	$8,914	$4,402
Cash flows used in investing activities	(22,430)	(15,558)	(14,109)	(22,410)	(2,179)	(3,179)
Cash flows provided by (used in) financing activities	48,384	1,372	6,028	51,844	(6,105)	(1,110)
Depreciation	13,553	10,096	11,008	489	6,236	9,213
Amortization of intangible assets(4)	3,946	5,349	5,586	466	2,334	2,748
Capital expenditures	$17,974	$16,764	$14,109	$11	$2,179	$3,147

(1)	In connection with the Company’s recapitalization and acquisition of Cremascoli, the Company recorded inventory step-ups pursuant to Accounting Principles Board (APB) Opinion No. 16. This accounting treatment required a $31.1 million step-up of inventories above manufacturing costs. The step-up was charged to cost of sales over the following twelve months, reflecting the estimated period over which the inventory was sold. Cost of sales was charged $29.1 million in the year ended December 31, 2000, and $2.0 million in the period from December 8 to December 31, 1999.

(2)	Net income (loss) applicable to common stockholders includes preferred stock dividends of $2.5 million for the year ended December 31, 2001, preferred stock dividends of $4.4 million and the beneficial conversion feature of the series C preferred stock of $13.1 million for the year ended December 31, 2000, and preferred stock dividends of $230,000 for the period from December 8 to December 31, 1999.

(3)	In calculating the pro forma net income (loss) per share, the Company has given effect to the conversion of all of its outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock as if the conversion occurred at the beginning of the respective period. Therefore, pro forma net loss applicable to common stockholders excludes preferred stock dividends of $2.5 million for the year ended December 31, 2001, and preferred stock dividends of $4.4 million and the beneficial conversion feature of the series C preferred stock of $13.1 million for the year ended December 31, 2000.

(4)	Amortization of intangible assets in 2002 excludes amortization of goodwill in accordance with SFAS No. 142. See Note 5 to the financial statements contained in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Management’s discussion and analysis of results of operations and financial condition, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 8 of this report to help provide an understanding of the Company’s financial condition, changes in financial condition, and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as significant transactions that have occurred which we believe are important in understanding the overall financial condition and results of operations of the Company.

•	Net sales and expense components. This section provides a description of each line item on the consolidated statement of operations contained in Item 8 of this report.

•	Results of operations. This section provides an analysis of our results of operations for all three years presented in the consolidated statement of operations contained in Item 8 of this report.

•	Quarterly results of operations. This section provides a summarization of our unaudited operating results for each of the four quarters in 2002 and 2001, respectively.

•	Seasonality. This section describes the seasonality of our business.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of December 31, 2002.

•	Significant accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and that require us to exercise subjective or complex judgments in their application. In addition, all of the Company’s accounting policies, including these most significant accounting policies, are summarized in Note 2 to the consolidated financial statements contained in Item 8 of this report.

•	Impact of recently issued accounting pronouncements. This section discusses recently issued accounting pronouncements and their impact, expected or actual, on the Company’s consolidated financial statements.

•	Factors affecting future operating results. This section discusses various factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

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

      Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada, Japan and across Europe. Our global distribution system consists of a sales force of more than 500 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 250 exclusive independent distributors and sales associates in the U.S., and approximately 275 sales representatives internationally who are employed through a combination of our stocking distribution partners and direct sales offices.

      On December 7, 1999, an investment group led by Warburg, Pincus, Equity Partners, L.P. (“Warburg”) acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., in a transaction that recapitalized our business. On December 22, 1999, we acquired Cremascoli Ortho Holding, S.A. (“Cremascoli”), an orthopaedic device company based in Toulon, France. As a result of this acquisition, we enhanced our product development capabilities, expanded our presence in Europe and extended our product offerings. Our recapitalization and the Cremascoli acquisition were both accounted for using the purchase method of accounting.

      Following our December 1999 recapitalization, a new management team was put in place. This new management team has implemented a successful turnaround strategy that has increased our focus and spending on research and development, significantly raised the efficiency of our manufacturing processes and improved our sales force productivity. Since then, we have experienced growth in net sales across our primary product lines, improved our operating efficiencies and renewed our ability to meet our debt service and repayment obligations, which following the initial public offering (the “IPO”), have been significantly reduced.

      On July 18, 2001, we completed our IPO, issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. We have used the net proceeds of our initial public offering to repay debt. Simultaneous with the closing of the offering, all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the offering, Warburg converted approximately $13.1 million of our senior subordinated notes into 1,125,000 shares of non-voting common stock.

      On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6,900,000 shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, the Company offered 3,450,000 shares in the secondary offering. The net proceeds of $49.5 million, after deducting underwriting discounts and offering expenses, have been principally invested in short-term, investment-grade securities. Following the closing of the secondary offering, Warburg converted all of its shares of non-voting common stock into shares of voting common stock. Consequently, there are no outstanding shares of non-voting common stock.

      Net sales in our international markets totaled $78.5 million, or approximately 39% of our total net sales in 2002, $64.9 million, or approximately 38% of our total net sales in 2001, and $62.6 million, or approximately 40% of our total net sales in 2000. No single foreign country accounted for more than 10% of our total net sales during 2002, 2001 or 2000; however, Italy and France together represented approximately 16% of our total net sales in 2002 and 2001, and 17% in 2000.

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

      Our total net sales were $200.9 million in 2002, $172.9 million in 2001, and $157.6 million in 2000. The following table sets forth our net sales by product line for 2002, 2001, and 2000 expressed as a dollar amount and as a percentage of total net sales:

	Year Ended December 31,

	2002	2001	2000

In thousands:
Knee products	$72,058	$68,238	$63,143
Hip products	56,945	48,589	47,978
Extremity products	25,367	20,989	17,285
Bio-orthopaedic materials	38,347	26,810	20,992
Other	8,156	8,295	8,154

Total net sales	$200,873	$172,921	$157,552

As a percentage of total net sales:
Knee products	35.9%	39.5%	40.1%
Hip products	28.3%	28.1%	30.4%
Extremity products	12.6%	12.1%	11.0%
Bio-orthopaedic materials	19.1%	15.5%	13.3%
Other	4.1%	4.8%	5.2%

Total net sales	100.0%	100.0%	100.0%

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

      Our cost of sales for the year ended December 31, 2000 are not comparable to those of other periods because under U.S. generally accepted accounting principles, we were required to step-up our inventories in connection with our December 1999 recapitalization and acquisition of Cremascoli, in the amount of $31.1 million. Accordingly, cost of sales was charged $29.1 million in the year ended December 31, 2000. The following table sets forth our cost of sales expressed as a percentage of sales for 2002, 2001, and 2000, adjusted to exclude the cost of sales associated with these inventory step-ups:

	Year Ended
	December 31,

	2002	2001	2000

Cost of sales	27.7%	29.7%	51.0%
Effect of acquisition costs assigned to inventory	—	—	(18.5)%

Adjusted cost of sales	27.7%	29.7%	32.5%

      Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses and consulting costs associated with our medical advisors, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, as we incur anticipated increased premiums for certain of our insurance programs, and as we continue to add infrastructure to support our expected business growth and public company requirements. However, we expect these expenses as a historical percentage of net sales to gradually decrease as we leverage our infrastructure additions.

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

      Amortization of Intangibles. Intangible assets consist of purchased intangibles principally related to completed technology, distribution channels and trademarks. In 2002, we reduced net intangible assets by approximately $13.4 million and goodwill by approximately $10.7 million as a result of the release of a portion of our valuation allowance against our deferred tax assets (see Note 9 to the financial statements contained in Item 8 of this report). Intangible assets are amortized over periods ranging from 3 months to 15 years. Until January 1, 2002, goodwill was amortized on a straight-line basis over 20 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 we ceased amortizing goodwill and instead evaluate it at least annually for impairment in accordance with SFAS No. 142. Effective January 1, 2002 and October 1, 2002, we evaluated goodwill for impairment and determined that goodwill was not impaired.

      At December 31, 2002 and 2001, we had net intangible assets, excluding goodwill, totaling $17.4 million and $30.7 million, respectively. Based on the intangible assets held at December 31, 2002, we expect to amortize approximately $2.8 million in 2003, $2.6 million in 2004, $2.5 million in 2005, $2.4 million in 2006 and $2.1 million in 2007.

      Stock-based Expense. Stock-based expense includes the amortization of the non-cash deferred compensation recorded in connection with the issuance of stock options to employees and the sale of equity securities when the estimated fair value of the securities is deemed for financial reporting purposes to exceed their respective exercise or sales price. Additionally, for stock-based incentives granted to consultants, we defer and amortize the fair value of such grants as calculated pursuant to SFAS No. 123. We amortize deferred compensation on a straight-line basis over the respective vesting periods of the stock-based incentives, which is generally four years, and we immediately expense all stock-based compensation associated with the issuance of equity where no vesting restrictions apply. The substantial majority of our stock-based expense relates to the issuance of shares and options prior to the completion of our IPO in July 2001.

      We generated approximately $4.0 million and $7.9 million of deferred stock-based compensation for the years ended December 31, 2001 and 2000, respectively related to stock grants, stock option grants and the sale of preferred stock to employees. We recognized $1.7 million, $2.0 million and $5.0 million of stock-based expense during 2002, 2001 and 2000, respectively, which was principally related to this deferred compensation. Based upon the stock-based awards outstanding at December 31, 2002, we expect to recognize $1.7 million in 2003, $1.4 million in 2004, $300,000 in 2005 and a minimal amount in 2006 as non-cash stock-based expense.

      Arbitration Settlement Award. During the first quarter of 2002, we received a favorable award totaling $4.2 million in a commercial arbitration proceeding with a former business services provider. The award, which we recognized as operating income in the first quarter of 2002, was subsequently collected in cash in April 2002.

      Interest Expense, Net. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities and, as it relates to 2001 and 2000, our subordinated notes, offset partially by interest income on invested cash balances of approximately $769,000, $687,000, and $454,000 in 2002, 2001, and 2000, respectively. Interest expense includes $261,000 in 2002, $522,000 in 2001 and $457,000 in 2000, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. During the third quarter of 2001, we repaid amounts outstanding under our previous Euro-denominated senior credit facility, and renegotiated the terms of our current senior credit facility.

      We used the net proceeds from our July 2001 IPO to repay debt, and we invested the net proceeds of our March 2002 follow-on offering in interest-bearing, investment-grade securities. Consequently, net interest expense in the periods following our initial and follow-on public offerings was less than interest in the comparable prior periods.

      Other (Income) Expense, Net. Other (income) expense consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income and expense to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

      Provision/(Benefit) for Income Taxes. Our cash payment of income taxes to date has generally been limited to tax on earnings generated by certain of our foreign operations, principally in Europe. Domestically, we have incurred no tax liability in recent years. At December 31, 2002, we have net operating loss carryforwards of approximately $44.5 million domestically, which expire in 2009 through 2021, and $29.3 million internationally, which expire in 2003 through 2010. Generally, we are limited in the amount of net operating loss carryforwards which can be utilized in any given year. Additionally, we have domestic general business credit carryforwards of approximately $1.8 million, which expire in 2007 through 2016.

      Prior to 2002, we provided a valuation allowance against all of our net deferred tax assets for United States income tax purposes and a portion of our net deferred tax assets for foreign income tax purposes because, given our history of operating losses, the realizability of these assets was uncertain. During the year ended December 31, 2002, our effective tax rate for financial reporting purposes totaled approximately 7% of pretax income, which is significantly lower than our combined applicable statutory rates, which we estimated to be approximately 39.6% in 2002. The sustained operating performance in our recent history, combined with the reduced debt burden following our 2001 IPO, have made the realizability of our deferred tax assets considerably more likely, and therefore, during 2002, we reversed a significant portion of the valuation allowance against our deferred tax assets for United States income tax purposes, thereby reducing our effective tax rate to a percentage that is lower than our combined applicable statutory rates. This reduction resulted in an $8.1 million non-cash benefit to our provision for income taxes during the year ended December 31, 2002. We expect our effective tax rate to increase from that incurred during 2002 to a percentage more representative of our combined federal, state and foreign statutory rates.

      Our United States Federal net operating loss carryforwards are subject to certain annual limitations, and due to these limitations, some of our net operating losses may expire unused. The valuation allowance remaining at December 31, 2002 is for a portion of our deferred tax assets for United States income tax purposes and a portion of our deferred tax assets for foreign income tax purposes. We will continue to reassess the realization of the remainder of our deferred tax assets and adjust the related valuation allowance as necessary.

      Extraordinary Loss on Early Retirement of Debt. As a result of our IPO in 2001, we repaid amounts outstanding under our previous Euro-denominated senior credit facility, and renegotiated the terms of our current senior credit facility. Accordingly, we incurred an extraordinary non-cash charge totaling approximately $1.6 million during the third quarter of 2001, principally related to unamortized loan costs relating to that debt. We expect the amortization of deferred financing costs to approximate $261,000 annually over the remaining term of our new senior credit facility.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data expressed as a dollar amount (in thousands) and as a percentage of net sales:

	Year Ended December 31,

	2002		2001		2000

		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales

Net sales	$200,873	100.0%	$172,921	100.0%	$157,552	100.0%
Cost of sales	55,616	27.7%	51,351	29.7%	80,370	51.0%

Gross profit	145,257	72.3%	121,570	70.3%	77,182	49.0%
Operating expenses:
Selling, general and administrative	106,875	53.2%	93,945	54.3%	82,813	52.6%
Research and development	10,357	5.2%	10,108	5.8%	8,390	5.3%
Amortization of intangible assets	3,946	2.0%	5,349	3.1%	5,586	3.5%
Stock-based expense	1,724	0.8%	1,996	1.2%	5,029	3.2%
Arbitration settlement award	(4,200)	(2.1)%	—	—	—	—

Total operating expenses	118,702	59.1%	111,398	64.4%	101,818	64.6%
Income (loss) from operations	26,555	13.2%	10,172	5.9%	(24,636)	(15.6)%
Interest expense, net	938	0.4%	7,809	4.5%	12,446	7.9%
Other (income) expense, net	(1,277)	(0.6)%	685	0.4%	870	0.6%

Income (loss) before income tax and extraordinary item	26,894	13.4%	1,678	1.0%	(37,952)	(24.1)%
Provision for income taxes	1,834	0.9%	1,574	0.9%	1,541	1.0%

Income (loss) before extraordinary item	$25,060	12.5%	$104	0.1%	$(39,493)	(25.1)%

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

      Net Sales. Net sales totaled $200.9 million for 2002, compared to $172.9 million for 2001, representing an increase of $28.0 million, or 16%. The increase resulted primarily from sales growth across all product lines. Favorable foreign exchange rates positively impacted net sales by approximately 1% during 2002 as compared to 2001.

      Knee sales increased $3.8 million, or 6%, in 2002 compared to 2001 due to the continued growth of our ADVANCE® knee system as well as the introduction of our ADVANCE® Minimally-Invasive Unicompartmental Knee System in the first quarter of 2002, both of which were partially offset by decreased sales of certain of our more mature knee products. Hip sales increased $8.4 million, or 17%, for 2002 when compared to 2001. This increase is primarily attributable to sales of our LINEAGE® Acetabular System, which was introduced in the second quarter of 2001, the continued growth of our PERFECTA® hip system, and growth of our ANCA-FITTM Hip System sold in our international markets. Extremity sales increased $4.4 million, or 21%, in 2002 compared to 2001 due to our first quarter 2002 introduction of the OLYMPIATM Total Shoulder System, and continued growth in sales of our EVOLVE® Modular Radial Head and foot and ankle products, as well as our core extremity products. Bio-orthopaedic product sales increased $11.5 million, or 43%, for 2002 when compared to 2001. The increase in bio-orthopaedic product sales was due to the continued success of our ALLOMATRIX® line of bone graft substitute products, the introduction of our MIIGTM 115 Minimally Invasive Injectable Graft system in the second quarter of 2002, and sales growth of our OSTEOSET® Resorbable Bead Kits.

      Domestic net sales totaled $122.4 million in 2002, representing 61% of our total net sales compared to $108.0 million in 2001, or 62% of total net sales. International sales totaled $78.5 million in 2002, which includes a positive currency impact of approximately $2.3 million when compared to 2001, and $64.9 million in 2001.

      Cost of Sales. Cost of sales as a percentage of net sales decreased from 30% in 2001 to 28% in 2002. This decrease was primarily due to improved margins resulting from moderate shifts in sales composition to higher margin product lines, such as bio-orthopaedics, and efficiency gains.

      Selling, General and Administrative. Selling, general and administrative expense, exclusive of stock-based expense, increased $13.0 million, or 14%, from $93.9 million in 2001, to $106.9 million in 2002. The increase was primarily attributable to increased commissions resulting from domestic sales growth, increased sales and marketing costs associated with domestic and international sales growth, infrastructure additions to support our August 2001 direct sales initiative in Japan, additional legal costs associated with certain distributor transition activities, increased insurance expenses as a result of higher premiums, and expenses related to enhancing our information systems and administrative capabilities. These increases were partially offset by an approximate $800,000 recovery related to the resolution of a royalty matter in the second quarter of 2002 and the impact of a resolution of a state business tax matter in the third quarter of 2002. Including stock-based expense, selling, general and administrative expense increased $12.7 million or 13% from $95.8 million in 2001 to $108.5 million in 2002.

      Research and Development. Research and development expenses, exclusive of stock-based expense, increased $249,000, or 2%, from $10.1 million in 2001 to $10.4 million in 2002. As a percentage of historical net sales, research and development expenses remained within the Company’s targeted range of 5% to 6% of net sales. Including stock-based expense, research and development expense increased $259,000 or 3% from $10.2 million in 2001 to $10.5 million in 2002.

      Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets decreased $1.4 million, or 26%, from $5.3 million in 2001 to $3.9 million in 2002. The decrease in amortization expense is primarily the result of the cessation of amortization of goodwill as required by SFAS No. 142 which we implemented effective January 1, 2002. Amortization for both the 2001 and 2002 periods was primarily attributable to intangible assets resulting from our recapitalization and subsequent acquisition of Cremascoli in December 1999.

      Stock-based Expense. Stock-based expense totaled $1.7 million in 2002, consisting of non-cash charges of $1.6 million in connection with the amortization of deferred compensation associated with employee stock option grants issued below fair market value and approximately $140,000 of other stock-based expenses. Stock-based expense totaled $2.0 million in 2001, consisting of non-cash charges of $1.6 million in connection with the amortization of deferred compensation associated with employee stock option grants issued below fair market value, $315,000 resulting from the sale of the Company’s equity securities to employees below fair market value, and approximately $100,000 of other stock-based expenses.

      Arbitration Settlement Award. During the first quarter of 2002, we received a favorable award totaling $4.2 million in a commercial arbitration proceeding with a former business services provider. The award, which we recognized as operating income in the first quarter of 2002, was subsequently collected in cash in April 2002.

      Interest Expense, Net. Interest expense, net totaled $938,000 and $7.8 million in 2002 and 2001, respectively. The significant decrease in net interest expense is the result of our use of the proceeds from our IPO to repay our senior subordinated notes and to reduce our outstanding bank borrowings. Additionally, we were able to negotiate more favorable terms with regards to the interest rate charged on borrowings under our new senior credit facility and we invested the proceeds of our March 2002 follow-on offering in interest-bearing, investment-grade securities. (See discussion in “Liquidity and Capital Resources”).

      Other Expense, Net. Other expense, net totaled $1.3 million of income in 2002 and $685,000 of expense in 2001, and consisted primarily of net gains and losses resulting from foreign currency fluctuations.

      Provision for Income Taxes. We recorded a tax provision of $1.8 million and $1.6 million in 2002 and 2001, respectively. The tax provisions in 2002 and 2001 resulted from taxes incurred related to earnings generated by certain of our international operations and changes to the valuation allowance on foreign deferred tax assets. The differences between our effective tax rate and applicable statutory rates are primarily due to changes in the valuation allowance related to our deferred tax assets and, in 2001, nondeductible goodwill amortization. In 2002, we reduced the valuation allowance against our deferred tax assets resulting in the recognition of a non-cash benefit to the income tax provision of $8.1 million. Excluding the $8.1 million non-cash benefit, our effective tax rate for the year ended December 31, 2002, would have been approximately 37%. We expect our effective tax rate to be approximately 38% in 2003.

      Extraordinary Loss on Early Retirement of Debt. As a result of our July 2001 IPO, we repaid amounts outstanding under our previous Euro-denominated senior credit facility, and renegotiated the terms of our current senior credit facility. Accordingly, the Company incurred an extraordinary non-cash charge totaling approximately $1.6 million during the third quarter of 2001 principally related to expensing unamortized loan costs relating to that debt.

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

      Knee sales increased $5.1 million, or 8%, in 2001 compared to 2000 due to the continued growth of our ADVANCE® knee system which was partially offset by decreased sales of certain of our more mature knee products. Extremity sales increased $3.7 million, or 21%, in 2001 compared to 2000 due to the introduction of our new LOCON-T® Distal Radius Plating System, EVOLVE® Modular Radial Head and foot and ankle products and continued sales growth for our core extremity products. Bio-orthopaedic product sales increased $5.8 million, or 28%, and hip sales increased $611,000, or 1%, for 2001 when compared to 2000. The substantial majority of the increase in bio-orthopaedic product sales was due to the continued success of our ALLOMATRIX® line of bone graft substitute products and the OSTEOSET® Bone Void Filler Kits. Continued growth of our CONSERVE® and PROFEMURTM hip systems coupled with the second quarter 2001 introduction of our LINEAGE® Acetabular System was offset by reduced levels of block-purchase sales, or large volume contractual agreements, for other hip products in certain international markets during 2001 as compared to 2000.

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

      Selling, General and Administrative. Selling, general and administrative expense, exclusive of stock-based expense, increased $11.1 million, or 13%, from $82.8 million in 2000, to $93.9 million in 2001. The increase was primarily attributable to increased commissions and royalties resulting from domestic sales growth, infrastructure additions to support our August 2001 direct sales initiative in Japan, costs associated with senior management additions, and expenses related to enhancing our information systems and administrative capabilities. Including stock-based expense, selling, general and administrative expense increased $8.1 million or 9% from $87.7 million in 2000 to $95.8 million in 2001.

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

      Stock-based Expense. Stock-based expense totaled $2.0 million in 2001, consisting of non-cash charges of $1.6 million in connection with the amortization of deferred compensation associated with employee stock option grants issued below fair market value, $315,000 resulting from the sale of the Company’s equity securities to employees below fair market value and approximately $100,000 of other stock-based expenses. Stock-based expense totaled $5.0 million in 2000, consisting of non-cash charges of $3.8 million resulting from the sale of equity securities below fair market value, $907,000 for compensation associated with equity incentives granted to certain consultants, and $298,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value.

      Interest Expense, Net. Interest expense, net totaled $7.8 million and $12.4 million in 2001 and 2000, respectively. The significant decrease in net interest expense is the result of our use of the proceeds from our IPO to repay our senior subordinated notes and to reduce our outstanding bank borrowings. Additionally, we were able to negotiate more favorable terms with regards to the interest rate charged on borrowings under our new senior credit facility. (See discussion in “Liquidity and Capital Resources”).

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

      Extraordinary Loss on Early Retirement of Debt. As a result of our July 2001 IPO, we repaid amounts outstanding under our previous Euro-denominated senior credit facility, and renegotiated the terms of our current senior credit facility. Accordingly, the Company incurred an extraordinary non-cash charge totaling approximately $1.6 million during the third quarter of 2001 principally related to expensing unamortized loan costs relating to that debt.

Quarterly Results of Operations

      The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2002 and 2001, respectively. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Unaudited)

	In thousands
Net sales	$51,706	$50,771	$46,086	$52,310
Cost of sales	14,758	14,234	11,976	14,648

Gross profit	36,948	36,537	34,110	37,662
Operating expenses:
Selling, general and administrative	26,955	26,332	26,338	27,250
Research and development	2,561	2,565	2,763	2,468
Amortization of intangible assets	853	921	1,076	1,096
Stock-based expense	440	457	419	408
Arbitration settlement award	(4,200)	—	—	—

Total operating expenses	26,609	30,275	30,596	31,222

Income from operations	$10,339	$6,262	$3,514	$6,440

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Unaudited)

	In thousands
Net sales	$45,333	$42,369	$39,062	$46,157
Cost of sales	13,672	12,981	11,314	13,384

Gross profit	31,661	29,388	27,748	32,773
Operating expenses:
Selling, general and administrative	23,305	23,246	23,233	24,161
Research and development	2,114	2,486	2,242	3,266
Amortization of intangible assets	1,297	1,355	1,372	1,325
Stock-based expense	658	443	486	409

Total operating expenses	27,374	27,530	27,333	29,161

Income from operations	$4,287	$1,858	$415	$3,612

Seasonality

      Our net sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, we traditionally experience lower sales volumes in the summer months than throughout the rest of the year.

Liquidity and Capital Resources

      We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.

      On July 18, 2001 we completed our IPO issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. We used the net proceeds of our IPO to repay debt, which at the time consisted of amounts outstanding under a Euro-denominated senior credit facility, amounts outstanding under a dollar-denominated senior credit facility, and subordinated notes plus accrued interest. Simultaneous with the closing of the IPO, all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the IPO, senior subordinated notes totaling approximately $13.1 million aggregate principal amount, which were held by Warburg, were converted into 1,125,000 shares of non-voting common stock.

      On August 1, 2001, we renegotiated the terms of our dollar-denominated senior credit facility, resulting in a new five-year senior credit facility with more favorable terms than we had previously. The new senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the new senior credit facility, we used the $20 million in term loan proceeds and existing cash balances to repay all remaining amounts outstanding plus accrued interest under our previous dollar-denominated senior credit facility, totaling approximately $22.9 million. Thus, following our IPO, the use of proceeds and related transactions as described above, we had approximately $20 million of debt outstanding, excluding capitalized lease obligations.

      Borrowings under the senior credit facility are guaranteed by all of our subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc., our wholly-owned subsidiary, and our other domestic subsidiaries. The credit facility contains customary covenants including, among other things, restrictions on our ability to pay cash dividends, prepay debt, incur additional debt and sell assets. The credit facility also requires us to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio.

      On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6,900,000 shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of these 6,900,000 shares, we offered 3,450,000, resulting in net proceeds to the Company of $49.5 million, after the underwriting discount and other public offering expenses, which have been invested in short-term, investment-grade securities. We intend to use the net proceeds from the secondary offering for general corporate purposes, including to fund working capital, expansion of our current product offerings through research and development, and acquisitions of technologies, products and companies. We anticipate our spending on research and development to remain consistent with our past levels of spending as a percentage of net sales.

      At December 31, 2002 we had contractual cash obligations and commercial commitments as follows:

	Payments Due by Periods

	Total	2003	2004-2005	2006-2007	After 2007

Long-term debt	$17,250	$4,000	$9,500	$3,750	$—
Capital lease obligations	5,746	1,993	2,444	1,147	162
Operating leases	9,834	4,024	4,786	880	144
Purchase obligations	15,619	10,422	5,197	—	—

Total contractual cash obligations	$48,449	$20,439	$21,927	$5,777	$306

      Our purchase obligations consist of minimum purchase obligations related to certain supply agreements as well as payments under royalty and consultant agreements based on certain sales volumes.

      In February 2003, we became contractually obligated to purchase certain assets from Gliatech Inc. for $8.4 million in cash and a royalty on future product sales. These assets primarily consist of purchased technology and certain machinery and equipment required for the purchased technology. At the time of this filing in March 2003, we have completed the purchase of these assets and have satisfied $4.2 million of the total obligation. We will satisfy the remaining obligation of $4.2 million upon delivery of the assets.

      At December 31, 2002, we had cash and equivalents totaling approximately $51.4 million, working capital totaling $126.2 million and availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.6 million. We generated approximately $22.0 million of cash in operating activities during the year ended December 31, 2002 compared to $800,000 of cash generated by operating activities during the year ended December 31, 2001. Operating cash flows for the year ended December 31, 2002 were negatively affected by approximately $4.2 million of costs associated with certain international distributorship transitions and $3.3 million of costs related to our annual insurance renewal, and favorably affected by the receipt of a $4.2 million arbitration settlement award. Additionally, we made significant investments in new product inventory which negatively impacted operating cash flows as compared to prior year. Operating cash flows for the year ended December 31, 2001 were negatively affected by the payment of approximately $7.0 million in accrued interest on the senior subordinated notes that were paid off as a result of our IPO and $4.0 million of unrestricted cash used in an intellectual property license settlement. Cash generated in operating activities totaled $18.2 million in 2000.

      Capital expenditures totaled approximately $18.0 million in 2002, $16.8 million in 2001, and $14.1 million in 2000. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $19 million in total for 2003, approximately $3.5 million of which we anticipate will be used in the continued implementation process of our enterprise computer system and $15.5 million of which we anticipate will be used for routine recurring capital expenditures, including surgical instruments.

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

Significant Accounting Policies and Estimates

      Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period, or changes in the accounting estimates are reasonably likely to occur from period to period, that could have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are both important to the portrayal of the Company’s financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

      Sales returns and allowances for doubtful accounts. We make estimates of potential future product returns related to current period product revenues. In doing so, we analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales return reserve. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. For each of the years ended December 31, 2002, 2001, and 2000, we estimated future product sales returns in a consistent manner using the aforementioned data, which, consequently, has resulted in an effect of less than 1% of net sales on gross margin in each respective year.

      Similarly, we estimate the uncollectibility of our accounts receivables. We specifically analyze our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts. For each of the years ended December 31, 2002, 2001, and 2000, we estimated the uncollectibility of our accounts receivable in a consistent manner using the aforementioned data, which, consequently, has resulted in an effect of less than 1% of net sales on total operating expenses in each respective year.

      Our accounts receivable balance was $39.6 million and $32.8 million, net of allowances for sales returns of $987,000 and $643,000, and allowances for doubtful accounts of $1.5 million and $1.9 million, at December 31, 2002 and 2001, respectively.

      Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. A significant increase in the demand for our products could result in a decrease in the amount of excess inventory on hand while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to increase or decrease the provision required for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

      For each of the years ended December 31, 2002, 2001, and 2000, cost of goods sold included expense that, as a percentage of net sales, totaled 1.4%, 1.7%, and 2.8%, respectively as a result of our evaluation of the net realizable value of our inventory. At December 31, 2002 and 2001, our inventory balance was $55.6 million and $41.9 million, respectively.

      Product liability claims. From time to time, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and estimable. We have recorded at least the minimum estimated liability related to those claims where there is a range of loss. Because of the uncertainties related to the likelihood and amount of loss on any other remaining pending claims, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of those claims. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We make every effort to use the best information available to us in determining the level of accrued product liabilities and we believe our accruals are adequate. For each of the years ended December 31, 2002, 2001 and 2000, operating expenses were not materially affected by our estimates of product liability claims.

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

      Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $16.5 million and $41.8 million as of December 31, 2002 and 2001, respectively, due to uncertainties related to our ability to utilize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes, primarily consisting of the carry forward of certain net operating losses and general business tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our financial position and results of operations.

      The decrease in the valuation allowance during 2002 is based on our current projection of the amount of deferred tax assets that are more likely than not to be realized in the future based on our operating results in recent years, our forecast of future operations, and our reduced debt burden following our IPO. Because a significant amount of our valuation allowance was recorded during our recapitalization, the subsequent decrease in this portion of the valuation allowance first reduced goodwill and then other intangible assets. The reduction in the valuation allowance recorded subsequent to the recapitalization reduced our income tax provision. As a result, for the year ended December 31, 2002, our provision for income tax was reduced by $8.1 million, resulting in higher net income by this amount.

      Management will continue to monitor the realizability of its deferred tax assets and adjust the valuation allowance accordingly. As of December 31, 2002, we had net deferred tax assets totaling $24.3 million. As of December 31, 2001, we had net deferred tax liabilities totaling $1.0 million.

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

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, we engaged an independent third party to determine the fair value of our reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this evaluation, the fair values of our reporting units were determined to exceed the carrying value of those reporting units, therefore indicating that none of the goodwill was impaired. Absent any impairment indicators, we perform our annual impairment evaluation during the fourth quarter. Accordingly, effective October 1, 2002, we evaluated goodwill for impairment and determined that the fair values of our reporting units continued to exceed their carrying values, indicating that goodwill was not impaired.

      If SFAS No. 142 had been applied in 2001 and 2000, amortization expense would have been reduced by $2.0 million and net income would have been increased by $2.0 million, or $.08 per pro forma diluted share, in 2001, and amortization expense would have been reduced by $2.0 million and net income would have been increased by $2.0 million, or $.12 per pro forma diluted share, in 2000.

      Also effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations, or cash flows.

      We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,”effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We will apply the provisions of SFAS No. 143 prospectively. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations, or cash flows.

      We adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective January 1, 2003. SFAS No. 145 requires that all gains or losses on early extinguishment of debt must meet the requirements in APB Opinion No. 30 (APB 30) in order to be classified as an extraordinary item. We reviewed the requirements in APB 30 and determined that the loss on our early retirement of debt recognized in the third quarter of 2001 does not meet the necessary criteria in order to be classified as an extraordinary item. Therefore, the loss on our 2001 early retirement of debt will be reclassified within operating expenses effective January 1, 2003.

      We adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. We will apply the provisions of SFAS No. 146 prospectively. The adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations, or cash flows.

      We have applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the years ended December 31, 2002, 2001, and 2000. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, we continue to account for stock options under APB Opinion No. 25.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. To date we have not entered into or modified any such guarantees.

Factors Affecting Future Operating Results

      In addition to the factors described above in this discussion and analysis, our future financial results could vary from period to period due to a variety of causes, including the following factors:

Our future profitability depends on the success of our principal product lines and growth of our other product lines

      Sales of our knee and hip implant products accounted for approximately 64% of our net sales for the year ended December 31, 2002. We expect our sales to continue to be based largely on sales of these principal product lines and specifically our ADVANCE® knee system and PERFECTA® total hip system. Introduction of competitive products by third parties, adverse rulings by regulatory authorities, product liability lawsuits or other adverse publicity for these principal product lines may significantly and adversely affect our sales of these products and, as a result, would adversely affect our business, financial condition and results of operations.

      Additionally, our bio-orthopaedic and extremity product lines have been a significant component of our historical growth rate and is expected to be in the future. Net sales of our bio-orthopaedic product line grew 43% and 28% during the years ended December 31, 2002 and 2001, respectively, and represented 19% and 16% of net sales in the years then ended, respectively. Net sales of our extremity product line grew 21% in each of the years ended December 31, 2002 and 2001, respectively, and represented 13% and 12% of net sales in the years then ended, respectively. Introduction of competitive products by third parties, adverse rulings by regulatory authorities, product liability lawsuits or other adverse publicity for these product lines may significantly and adversely affect our sales within these product lines and, as a result, would adversely affect our business, financial condition and results of operations.

If we fail to compete successfully in the future against our existing or potential competitors, our sales and operating results may be negatively affected and we may not achieve future growth

      The markets for our products are highly competitive and dominated by a small number of large companies. We may not be able to meet the prices offered by our competitors, or offer products similar to or more desirable than those offered by our competitors. See “Competition” in Item 1 of this Form 10-K for more information about our competitors.

If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete, and our business would suffer

      We are continually engaged in product development and improvement programs, and new products represent a significant component of our growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic implant market. If we don’t continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or render our products obsolete. See “Competition” in Item 1 of this Form 10-K for more information about our competitors.

If surgeons do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits

      In order for us to sell our products, surgeons must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from surgeons. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to products of our competitors, and on training surgeons in the proper application of our products.

Our business plan relies on certain assumptions about the market for our products, which, if incorrect, may adversely affect our profitability

      We believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our orthopaedic implant products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to orthopaedic implants.

We are subject to substantial government regulation that could have a material adverse effect on our business

      The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Government Regulation” in Item 1 of this Form 10-K for further details on this process. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling and record keeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure you that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these government authorities:

•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our new products into the market;

•	recalling or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.

      Even if regulatory approval or clearance of a product is granted, this could result in limitations on uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer and manufacturing facilities are subject to periodic review and inspection. Later discovery of problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions.

      We are currently conducting clinical studies of some of our products under an IDE. Clinical studies must be conducted in compliance with FDA regulations, or the FDA may take enforcement action. The data collected from these clinical investigations will ultimately be used to support market clearance for these products. There is no assurance that the FDA will accept the data from these clinical studies or that it will ultimately allow market clearance for these products.

Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained

      When required, the products we market in the U.S. have obtained premarket notification under Section 510(k) or were exempt from the 510(k) clearance process. We have modified some of our products and product labeling since obtaining 510(k) clearance but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) notification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Products that are approved through a PMA generally need FDA approval before they can be modified. See “Government Regulation” in Item 1 of this Form 10-K.

Our bio-orthopaedics business is subject to emerging government regulations that can significantly impact our business

      The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA has been working to establish a more comprehensive regulatory framework for allograft-based products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including a requirement that ensures that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional regulations that would govern the processing and distribution of all allograft products. Consent to use the donor’s tissue must also be obtained. If a tissue-based product is considered tissue, it does not require FDA clearance or approval before being marketed. If it is considered a device or biologic drug, then FDA clearance or approval may be required.

      Additionally, our bio-orthopaedics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the National Organ Transplant Act, or NOTA. NOTA is a criminal statute that prohibits the sale of human organs for valuable consideration within the meaning of the act, including bone and other tissue. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue. We currently charge our customers for these expenses. In the future, if

NOTA is amended or reinterpreted we may not be able to charge these expenses to our customers and, as a result, our business could be adversely affected.

We are currently pursuing FDA clearance of our ALLOMATRIX® products

      On April 11, 2001, the FDA sent the Company a “warning letter” stating that the FDA believed ALLOMATRIX® Injectable Putty was a medical device that was subject to premarket clearance. In March 2002, the FDA officially notified the Company that it concluded that ALLOMATRIX® Injectable Putty was properly reviewed and regulated under the medical device premarket notification provisions of the FDC Act. Also, in March 2002, the FDA notified all other known manufacturers of similar products of requirements for bringing such products into compliance with the FDC Act. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the FDC Act. In response to the FDA determination, the Company promptly filed a premarket notification for ALLOMATRIX® Injectable Putty under Section 510(k) of the FDC Act. On April 24, 2002, the FDA notified the Company that the submission of the Company’s premarket notification for ALLOMATRIX® Injectable Putty was an adequate response to the “warning letter” and that the FDA considered the issues raised in the April 11, 2001 letter closed. The Company’s premarket notification submission is still pending with the FDA. The Company’s ALLOMATRIX® line of products continue to be marketed and sold pending the approval of the premarket notification submission. The FDA has not raised any objection to the continued marketing and sale of the Company’s ALLOMATRIX® line of products pending the approval of the premarket notification submission. There can be no assurance that the 510(k) premarket notification will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties. For the years ended December 31, 2002 and 2001, our ALLOMATRIX® products represented approximately 13% and 11% of our total net sales, respectively.

We will continue efforts to obtain market clearance for the re-launch of the ADCON® Gel products in the U.S.

      There can be no assurance that the sale of the ADCON® Gel products in the U.S. will be cleared by the FDA in a timely manner, or at all.

Our business could suffer if the medical community does not continue to accept allograft technology

      New allograft products, technologies and enhancements may never achieve broad market acceptance due to numerous factors, including:

•	lack of clinical acceptance of allograft products and related technologies;

•	the introduction of competitive tissue repair treatment options that render allograft products and technologies too expensive and obsolete;

•	lack of available third-party reimbursement;

•	the inability to train surgeons in the use of allograft products and technologies;

•	the risk of disease transmission; and

•	ethical concerns about the commercial aspects of harvesting cadaveric tissue.

      Market acceptance will also depend on the ability to demonstrate that existing and new allografts and technologies are attractive alternatives to existing tissue repair treatment options. To demonstrate this, we rely upon surgeon evaluations of the clinical safety, efficacy, ease of use, reliability and cost effectiveness of our tissue repair options and technologies. Recommendations and endorsements by influential surgeons are important to the commercial success of allograft products and technologies. In addition, several countries, notably Japan, prohibit the use of allografts. If allograft products and technologies are not broadly accepted in the marketplace, we may not achieve a competitive position in the market.

We depend heavily upon a limited number of sources of demineralized bone matrix (DBM) and cancellous bone matrix (CBM), and any failure to obtain DBM/ CBM from these sources in a timely manner will interfere with our ability to process and distribute allograft products

      Two not-for-profit tissue banks supplied us with 100% of the DBM/ CBM, a key component in the allograft products we currently produce, market and distribute, that we obtained in the United States in 2002. We cannot be sure that our supply of DBM/ CBM will continue to be available at current levels or will be sufficient to meet our needs, or that our suppliers of DBM/ CBM will be free from FDA regulatory action impacting their sale of DBM/ CBM. Since there is a small number of suppliers, if we cannot continue to obtain DBM/ CBM from these sources in volume sufficient to meet our needs, we may not be able to locate replacement sources of DBM/ CBM on commercially reasonable terms, if at all. This could have the effect of interrupting our business, which could adversely affect our sales.

If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products and our sales may decline

      In the U.S., health care providers that purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on government health care programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products.

      In addition, some health care providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive heath care for a fixed cost per person. Health care providers may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available.

      If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new devices and procedures. Canada, and some European and Asian countries, in particular France, Taiwan, and Korea, have tightened reimbursement rates. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. See “Third-Party Reimbursement” in Item 1 of this Form 10-K for more information regarding reimbursement in the U.S. and abroad.

We derive a significant portion of our sales from operations in international markets that are subject to political, economic and social instability

      We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of 7 direct sales offices and approximately 45 stocking distribution partners, which combined, employ approximately 275 sales representatives who sell in over 50 countries. Some of these countries are, to some degree, subject to political, social and/or economic instability. For the years ended December 31, 2002 and 2001, approximately 39% and 38%

of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional foreign governmental controls or regulations on orthopaedic implants and bio-orthopaedic products;

•	new export license requirements particularly related to our bio-orthopaedic products;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	a shortage of high-quality international salespeople and distributors;

•	changes in third-party reimbursement policy that may require some of the patients who receive our implant products to directly absorb medical costs;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our bio-orthopaedic products;

•	work stoppages or strikes in the health care industry, which have affected our operations in France, Canada, Korea and Finland in the last twelve months;

•	a shortage of nurses in some of our target markets, particularly affecting our operations in France; and

•	exposure to different legal and political standards due to our conducting business in over 50 countries.

      Accordingly, any material decrease in our foreign sales would negatively impact our profitability. Our international sales are predominately generated in Europe. In Europe, health care regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings

      Since a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Our international net sales were favorably affected by the impact of foreign currency fluctuations totaling $2.3 million in 2002, and adversely impacted by $1.5 million in 2001. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and U.S. dollars.

If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget

      We rely on a limited number of suppliers for the components used in our products. We rely on one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. In addition, some of our new products under development use materials that are available only from limited sources.

      Suppliers of raw materials and components may decide for reasons beyond our control to cease supplying raw materials and components to us. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components and in the case of a device with a PMA, we may be required to obtain prior FDA permission, either of which could delay or prevent our access or use of such raw materials or components.

      If we are unable to obtain materials we need from our key suppliers and we cannot obtain these materials from other sources, we may be unable to manufacture our products for a period of time or within our manufacturing budget, which could negatively impact our profitability.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably

      We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. In addition, we cannot assure you that any of our pending patent applications will issue. The PTO may deny or require significant narrowing of claims in our pending patent applications, and patents issuing from the pending patent applications, if any, may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

      In addition, we hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

      We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and consultants. We cannot assure you, however, that the agreements will not be breached, that adequate remedies for any breach would be available, or that our trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

If we lose any existing or future intellectual property lawsuits, a court could require us to pay significant damages or prevent us from selling our products

      The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. We are currently involved in an intellectual property lawsuit with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation, where it is alleged that our ADVANCE® Knee product line infringes one of Howmedica’s patents. See “Legal Proceedings” in Item 3 of this Form 10-K for more specific information regarding this lawsuit. If Howmedica Osteonics Corp. were to succeed in obtaining the relief it claims, the Court could award damages to Howmedica Osteonics Corp., and could impose an injunction against further sales of this product. If a final judgment is rendered against us, we may be forced to raise or borrow funds, as a supplement to any available insurance claim proceeds, to pay the damages award.

      In the future, we may become a party to other lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

If product liability lawsuits are brought against us, our business may be harmed

      The manufacture and sale of medical devices exposes us to significant risk of product liability claims. In the past, we have had a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, a recall of some of our products, whether or not the result of a product liability claim, could result in significant costs to us.

We may be liable for contamination or other harm caused by hazardous materials that we use

      Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites. Although we have incurred immaterial costs to date relating to environmental consulting and monitoring fees, we may incur more significant expenses in the future relating to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our financial condition. See “Environmental” in Item 1 of this Form 10-K.

Efforts to acquire other companies or product lines could adversely affect our operations and financial results

      We may pursue acquisitions of other companies or product lines. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Even if we complete acquisitions, we may also experience:

•	difficulties in integrating any acquired companies, personnel and products into our existing business;

•	delays in realizing the benefits of the acquired company or products;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated; or

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

      In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results

      Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for products, which historically has been highest in the first and fourth quarters;

•	our ability to meet the demand for our products;

•	increased competition;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of our surgeon customers;

•	changes in distributor relationships and salesforce composition;

•	the timing of significant orders and shipments;

•	availability of raw materials;

•	work stoppages or strikes in the health care industry; and

•	general economic factors.

      Our acquisition of Cremascoli may make it more difficult for us to evaluate and predict our future operating performance. Our historical results of operations as a combined entity are limited and only give effect to the operations of Cremascoli since we acquired it in December 1999. Consequently, our historical results of operations may not give you an accurate indication of how we, together with Cremascoli, will perform in the future.

      We believe that quarterly sales and operating results may vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in sales or earnings from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

We rely on our independent sales distributors and sales associates to market and sell our products

      Our success depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products. We do not control our independent distributors and they may not be successful in implementing our marketing plans. Our failure to maintain our existing relationship with our independent distributors and sales associates could have an adverse effect on our operations. Similarly, our failure to recruit and retain additional skilled independent sales distributors and sales associates could have an adverse effect on our operations. We have experienced turnover with some of our independent distributors in the past which adversely affected short-term financial results while we transitioned to new independent distributors. While we believe these transitions have been managed effectively, similar occurrences could happen in the future with different results which could have a greater adverse effect on our operations than we have previously experienced.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline

      We have relied to date principally on our manufacturing facilities in Arlington, Tennessee and Toulon, France. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to our other manufacturing facility. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We have incurred net losses in the past and may not be profitable in the future

      We have incurred net losses in the past and there can be no assurances that we will not report net losses in the future, which could cause our stock price to decline and adversely affect our ability to finance our business in the future. We reported net income of $25.1 million in 2002, and net losses of $1.5 million in 2001, $39.5 million in 2000, $40.4 million in 1999, and $24.2 million in 1998. Our net loss in 2000 was primarily attributable to interest costs on borrowed money and non-cash expenses associated with the inventory step-ups charged to cost of sales, the amortization of acquired intangibles and stock-based compensation. Our net loss in 2001 was primarily attributable to interest costs on borrowed money and the non-cash extraordinary charge related to the write-off of unamortized loan costs associated with our past credit facilities. Our net income in 2002 was favorably affected by our April 2002 arbitration settlement award and the release of our valuation allowance against our deferred tax assets, although we would still have recorded net income in 2002 without these favorable occurrences. For additional information, you should read the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

If we cannot retain our key personnel, we will not be able to manage and operate successfully and we may not be able to meet our strategic objectives

      Our continued success depends, in part, upon key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future.

      Many of our existing management personnel have been employed by the Company for three years or less, including our President and Chief Executive Officer, who joined us in January 2000, and our Executive Vice President and Chief Financial Officer, who joined us in December 2000. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to satisfactorily allocate responsibilities and that the new members of our executive team will succeed in their roles. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 31, 2002, we had borrowings of $17.3 million under our credit facility which are subject to a variable rate, with a current rate of 3.2%. The carrying value of these borrowings approximates fair value due to the variable rate. An adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $173,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

      Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 31% and 28% of our total net sales were denominated in foreign currencies during the years ended December 31, 2002 and 2001, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

      A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the Euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro and the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income/expense levels in the respective period. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future. Based on our overall exposure for foreign currency at December 31, 2002, an adverse change of 10% in foreign currency rates would reduce our non-operating income by approximately $850,000.

Item 8.	Financial Statements and Supplementary Data

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

INDEX TO FINANCIAL STATEMENTS

Page

INDEPENDENT AUDITORS’ REPORT	48
2001 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	49
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	50
Consolidated Statements of Operations	51
Consolidated Statements of Cash Flows	52
Consolidated Statements of Changes in Stockholders’ Equity (Deficit), Comprehensive Income (Loss) and Mandatorily Redeemable Convertible Preferred Stock	53
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	56

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Wright Medical Group, Inc.:

      We have audited the accompanying consolidated balance sheet of Wright Medical Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Wright Medical Group, Inc. were audited by other auditors who have ceased operations. Those auditors’ report, dated February 22, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the change in the Company’s method of accounting for surgical instruments in 1999 as discussed in Note 2 to those consolidated financial statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wright Medical Group, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the 2001 and 2000 consolidated financial statements of Wright Medical Group, Inc. were audited by other auditors who have ceased operations. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Wright Medical Group, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Memphis, Tennessee

February 10, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Wright Medical Group, Inc.

      We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (a Delaware corporation, formerly known as Wright Acquisition Holdings, Inc.) (the “Company”) as of December 31, 2000 and 2001 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit), comprehensive loss and mandatorily redeemable convertible preferred stock for the period from December 8, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001. We have also audited the consolidated statements of operations, cash flows and changes in stockholders’ deficit, comprehensive loss and redeemable preferred stock of Wright Medical Technology, Inc. and subsidiaries (a Delaware corporation, the “Predecessor Company”) for the period from January 1, 1999 to December 7, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Memphis, Tennessee

February 22, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Wright Medical Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report on Form 10-K. See Exhibit 23.2 for further discussion. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,373	$2,770
Accounts receivable, net	39,571	32,805
Inventories	55,628	41,878
Prepaid expenses	3,999	3,506
Deferred income taxes	16,476	9,131
Other current assets	4,567	2,908

Total current assets	171,614	92,998
Property, plant and equipment, net	59,215	50,965
Goodwill	9,532	16,848
Intangible assets, net	17,376	30,733
Deferred income taxes	14,297	—
Other assets	2,149	2,175

Total assets	$274,183	$193,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,878	$8,530
Accrued expenses and other current liabilities	29,878	33,092
Current portion of long-term obligations	5,676	3,830

Total current liabilities	45,432	45,452
Long-term obligations	16,586	19,804
Deferred income taxes	6,435	10,131
Other liabilities	731	1,032

Total liabilities	69,184	76,419
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized — 70,000,000; shares issued and outstanding — 32,712,374 in 2002, 23,257,532 in 2001	327	233
Common stock, non-voting, $.01 par value, shares authorized — 30,000,000; shares issued and outstanding — 5,288,595 in 2001	—	53
Additional paid-in capital	260,640	207,197
Deferred compensation	(3,164)	(4,798)
Accumulated other comprehensive income (loss)	4,283	(3,238)
Accumulated deficit	(57,087)	(82,147)

Total stockholders’ equity	204,999	117,300

	$274,183	$193,719

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	data)
Net sales	$200,873	$172,921	$157,552
Cost of sales	55,616	51,351	80,370

Gross profit	145,257	121,570	77,182
Operating expenses:
Selling, general and administrative	106,875	93,945	82,813
Research and development	10,357	10,108	8,390
Amortization of intangible assets	3,946	5,349	5,586
Stock-based expense(1)	1,724	1,996	5,029
Arbitration settlement award	(4,200)	—	—

Total operating expenses	118,702	111,398	101,818

Income (loss) from operations	26,555	10,172	(24,636)
Interest expense, net	938	7,809	12,446
Other (income) expense, net	(1,277)	685	870

Income (loss) before income taxes and extraordinary item	26,894	1,678	(37,952)
Provision for income taxes	1,834	1,574	1,541

Income (loss) before extraordinary item	25,060	104	(39,493)
Extraordinary loss on early retirement of debt, net of taxes	—	(1,611)	—

Net income (loss)	$25,060	$(1,507)	$(39,493)

Net income (loss) per share (Note 7):
Net income (loss) applicable to common stockholders	$25,060	$(4,053)	$(56,981)

Basic net income (loss) per common share:
Income (loss) before extraordinary item	$0.79	$(0.19)	$(3,405.71)
Extraordinary charge	—	(0.12)	—

	$0.79	$(0.31)	$(3,405.71)

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	$0.75	$(0.19)	$(3,405.71)
Extraordinary charge	—	(0.12)	—

	$0.75	$(0.31)	$(3,405.71)

Weighted-average number of common shares outstanding — basic	31,870	13,195	17

Weighted-average number of common shares outstanding — diluted	33,550	13,195	17

Unaudited pro forma net income (loss) per share (Note 7):
Net income (loss) applicable to common stockholders	$25,060	$(1,507)	$(39,493)

Basic net income (loss) per common share:
Income (loss) before extraordinary item	$0.79	$0.00	$(2.29)
Extraordinary charge	—	(0.07)	—

	$0.79	$(0.06)	$(2.29)

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	$0.75	$0.00	$(2.29)
Extraordinary charge	—	(0.07)	—

	$0.75	$(0.06)	$(2.29)

Weighted-average number of common shares outstanding — pro forma basic	31,870	23,544	17,260

Weighted-average number of common shares outstanding — pro forma diluted	33,550	23,544	17,260

(1)	Amounts presented include selling, general and administrative expenses of $1,614, $1,896 and $4,909 in stock-based expense for 2002, 2001, and 2000, respectively. Amounts presented also include research and development expenses of $110, $100, and $120 in stock-based expense for 2002, 2001, and 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flow from operating activities:
Net income (loss)	$25,060	$(1,507)	$(39,493)
Non-cash items included in net income (loss):
Depreciation	13,553	10,096	11,008
Amortization of deferred financing costs	261	522	457
Amortization of intangible assets	3,946	5,349	5,586
Inventory step-ups expensed in cost of sales	—	—	29,081
Deferred income taxes	946	1,047	1,087
Stock-based expenses	1,724	1,996	5,029
Debt extinguishment	—	1,589	—
Other	900	(283)	(457)
Changes in operating assets and liabilities:
Accounts receivable	(4,653)	(5,541)	(4,305)
Inventories	(12,242)	(4,485)	387
Other current assets	(2,596)	(688)	2,079
Accounts payable	509	964	(955)
Accrued expenses and other liabilities	(5,458)	(8,241)	8,647

Net cash provided by operating activities	21,950	818	18,151

Cash flow from investing activities:
Capital expenditures	(17,974)	(16,764)	(14,109)
Purchased intangibles	(4,469)	(400)	—
Escrow release	—	1,208	—
Other	13	398	—

Net cash used in investing activities	(22,430)	(15,558)	(14,109)

Cash flow from financing activities:
Issuance of common stock	52,347	85,279	—
Proceeds from bank and other financing	—	21,854	—
Payments of bank and other financing	(3,963)	(72,809)	(5,498)
Issuance (payments) of senior subordinated notes	—	(32,326)	4,226
Issuance of preferred stock	—	158	7,300
Payment of deferred financing costs	—	(784)	—

Net cash provided by financing activities	48,384	1,372	6,028

Effect of exchange rates on cash and cash equivalents	699	(162)	(503)
Net increase (decrease) in cash and cash equivalents	48,603	(13,530)	9,567
Cash and cash equivalents, beginning of period	2,770	16,300	6,733

Cash and cash equivalents, end of period	$51,373	$2,770	$16,300

Supplemental disclosure of cash flow information:
Cash paid for interest	$883	$11,071	$7,952

Cash paid for income taxes	$359	$894	$737

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT, COMPREHENSIVE LOSS AND

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
For the Year Ended December 31, 2000

	Series A, B, and C
	Mandatorily Redeemable
	Convertible Preferred Stock		Common Stock					Accumulated
					Additional			Other	Total
	Number of		Number of		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Deficit

	(In thousands, except share data)
Balance at December 31, 1999	22,324,027	$70,867	721	$—	$(2,784)	$(20,129)	$—	$79	$(22,834)
2000 Activity:
Net loss	—	—	—	—	—	(39,493)	—	—	(39,493)
Foreign currency translation	—	—	—	—	—	—	—	(1,881)	(1,881)

Total comprehensive loss									(41,374)
Issuance of common stock	—	—	46,878	1	609	—	—	—	610
Series B preferred stock exchange	(376,868)	(1,193)	—	—	—	—	—	—	—
Series C preferred stock issuance	5,363,771	8,493	—	—	3,812	—	—	—	3,812
Beneficial conversion feature of Series C preferred stock	—	13,087	—	—	—	(13,087)	—	—	(13,087)
Preferred stock dividends	—	—	—	—	—	(4,401)	—	—	(4,401)
Deferred stock- based compensation	—	—	—	—	3,132	—	(3,132)	—	—
Stock-based compensation	—	—	—	—	—	—	298	—	298

Balance at December 31, 2000	27,310,930	$91,254	47,599	$1	$4,769	$(77,110)	$(2,834)	$(1,802)	$(76,976)

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT),

COMPREHENSIVE LOSS AND MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
For the Year Ended December 31, 2001

	Series A, B and C
	Mandatorily
	Redeemable Convertible				Common Stock,
	Preferred Stock		Common Stock, Voting		Non-voting					Accumulated	Total
							Additional			Other	Stockholders’
	Number of		Number of		Number of		Paid-in	Accumulated	Deferred	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Equity

	(In thousands, except share data)
Balance at December 31, 2000	27,310,930	$91,254	47,599	$1	—	$—	$4,769	$(77,110)	$(2,834)	$(1,802)	$(76,976)
2001 Activity:
Net loss	—	—	—	—	—	—	—	(1,507)	—	—	(1,507)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,436)	(1,436)

Total comprehensive loss											(2,943)
Issuance of common stock, net of costs	—	—	7,770,729	78	—	—	85,999	—	—	—	86,077
Series C preferred stock issuance	114,997	181	—	—	—	—	362	—	—	—	362
Preferred stock dividends	—	—	—	—	—	—	—	(2,546)	—	—	(2,546)
Conversion of preferred stock into common stock	(27,425,927)	(91,435)	13,604,455	136	5,998,344	60	98,418	—	—	—	98,614
Conversion of senior subordinated notes into common stock	—	—	—	—	1,125,000	11	14,051	(984)	—	—	13,078
Conversion of non- voting common stock to voting common stock	—	—	1,834,749	18	(1,834,749)	(18)	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	—	—	3,598	—	(3,598)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,634	—	1,634

Balance at December 31, 2001	—	$—	23,257,532	$233	5,288,595	$53	$207,197	$(82,147)	$(4,798)	$(3,238)	$117,300

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2002

			Common Stock,
	Common Stock, Voting		Non-voting					Accumulated
					Additional			Other	Total
	Number of		Number of		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Equity

	(In thousands, except share data)
Balance at December 31, 2001	23,257,532	$233	5,288,595	$53	$207,197	$(82,147)	$(4,798)	$(3,238)	$117,300
2002 Activity:
Net income	—	—	—	—	—	25,060	—	—	25,060
Foreign currency translation	—	—	—	—	—	—	—	7,521	7,521

Total comprehensive income									32,581
Issuance of common stock, net of costs	4,166,247	41	—	—	52,306	—	—	—	52,347
Tax benefit of employee stock option exercises	—	—	—	—	1,047	—	—	—	1,047
Conversion of non- voting common stock to voting common stock	5,288,595	53	(5,288,595)	(53)	—	—	—	—	—
Deferred stock- based compensation	—	—	—	—	90	—	(90)	—	—
Stock-based compensation	—	—	—	—	—	—	1,724	—	1,724

Balance at December 31, 2002	32,712,374	$327	—	—	$260,640	$(57,087)	$(3,164)	$4,283	$204,999

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

      Wright Medical Group, Inc. (the “Company”), through Wright Medical Technology, Inc. and other operating subsidiaries, is a global medical device company specializing in the design, manufacture and marketing of orthopaedic implants and bio-orthopaedic materials used in joint reconstruction and bone regeneration. The Company is focused on the reconstructive joint device and bio-orthopaedic materials sectors of the orthopaedic industry. The Company markets its products through a combination of employee representatives and independent representatives in the United States and through a combination of employee representatives, independent representatives and stocking distributors in its international markets. The Company is headquartered in suburban Memphis, Tennessee.

      The Company was incorporated on November 23, 1999 as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus Equity Partners, L.P. (“Warburg”) acquired majority ownership of the predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”) in December 1999. This transaction, which represents a recapitalization of the Predecessor Company and the inception of the Company in its present form, was accounted for using the purchase method of accounting.

      On December 22, 1999 the Company acquired all of the outstanding common stock of Cremascoli Ortho Holding S.A. (“Cremascoli”), an orthopaedic medical device company headquartered in Toulon, France. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Cremascoli have been included in the Company’s consolidated financial statements from the date of acquisition.

      On July 18, 2001, the Company completed its initial public offering (the “IPO”), issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds from the IPO to repay debt.

      On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6,900,000 shares, including the overallotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, the Company offered 3,450,000 shares in the secondary offering. Following the closing of the secondary offering, Warburg converted all of its shares of non-voting common stock into shares of voting common stock. Consequently, there are no outstanding shares of non-voting common stock.

      The Company’s future success is dependent upon a number of factors which include, among others, the success of its principal product lines, growth of its other product lines, its ability to compete with other orthopaedic medical product companies, continued development and regulatory clearance of new products and technologies, continued recommendation and endorsement of its products by key surgeons, compliance with government regulations for all products generally and its allograft based bio-orthopaedic products specifically, continued acceptance of allograft technology, maintaining adequate levels of reimbursement for its products, operating successfully in international markets, foreign currency exchange rate fluctuations, maintaining adequate access to materials supply including components in its allograft products, enforcing and defending its claims to intellectual property, the performance of its independent distributor network, reliance on key personnel, compliance with environmental laws, effects of acquisitions of other companies or product lines, the ability to minimize product liability claims, the ability to continue operations following a natural or man-made disaster, and the ability to obtain adequate financing to support its future growth.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowances for doubtful accounts and sales returns, excess and obsolete inventories, product liability claims and the need for a valuation allowance on deferred tax assets.

      Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.

      Allowance for Sales Returns. The Company maintains an allowance for anticipated future returns of products by customers, which is established at the time of sale. An allowance for sales returns of $987,000 and $643,000 is included as a reduction of accounts receivable at December 31, 2002 and 2001, respectively.

      Inventories. The Company’s inventories are valued at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Inventory costs include material, labor costs and manufacturing overhead. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next twenty-four months.

      Product liability claims. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and estimable. The Company has recorded at least the minimum estimated liability related to those claims where there is a range of loss.

      Property, Plant and Equipment. The Company’s property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets held under capital leases, is provided on a straight-line basis over estimated useful lives of 15 to 25 years for land improvements, 10 to 40 years for buildings, 2 to 20 years for machinery and equipment and 3 to 14 years for furniture, fixtures and office equipment, or term of related lease, whichever is shorter. Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

      Instruments used by surgeons during implant procedures of the Company’s products that are permanently held by the Company are included in property, plant and equipment and are depreciated on a straight-line basis over periods not to exceed six years.

      Intangible Assets and Goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company amortizes intangible assets on a straight line basis over their estimated useful lives of 7 to 13 years for completed technology, 10 years for distribution channels and 15 years for trademarks. See related discussion in “Recent Pronouncements” section of this footnote.

      Valuation of Long-Lived Assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. On January 1, 2002, the Company adopted SFAS No. 144 which provides for the evaluation of impairment of long-lived assets. See the related discussion in the “Recent Pronouncements” section of this footnote. An asset is considered impaired when undiscounted cash flows to be realized from the use of such assets are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

      Concentrations of Credit Risk and Supply of Raw Material. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and health care sectors in the United States and several other countries or with stocking distributors that operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economies and health care systems. At December 31, 2002 and 2001, the Company’s allowance for doubtful accounts totaled $1.5 million and $1.9 million, respectively.

      The Company’s reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various surgical grades of high-density polyethylenes, silicone elastomer and ceramics. The Company is aware of only two suppliers of medical grade silicone elastomer, only one of which is used by the Company. Currently, the Company relies on two suppliers of demineralized bone matrix and cancellous bone matrix for use in the Company’s bio-orthopaedic products, and one supplier of ceramics for use in the Company’s hip products.

      Income Taxes. Income taxes are accounted for pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.” This statement requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Provisions for federal income taxes are not made on the undistributed earnings of foreign subsidiaries where the subsidiaries do not have the capability to remit earnings in the foreseeable future and when earnings are considered permanently invested. Deferred taxes on these undistributed earnings of foreign subsidiaries at December 31, 2002 and 2001 are not material to the Company’s financial position.

      Revenue Recognition. The Company recognizes revenue upon shipment of product to end customers. For inventory held on consignment, revenue is recognized when evidence of customer acceptance is obtained. The Company defers revenue under arrangements that provide for the Company to repurchase inventory from certain international stocking distributors when certain conditions are met. At December 31, 2002 and 2001, deferred revenue related to those arrangements totaled $57,000 and $1.2 million, respectively.

      Shipping and Handling Costs. The Company incurs shipping and handling costs associated with the shipment of goods to customers, independent distributors and its subsidiaries. All shipping and

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

handling amounts billed to customers are included in net sales. All shipping and handling costs associated with the shipment of goods to customers are included in cost of sales.

      Research and Development Costs. Research and development costs are charged to expense as incurred.

      Foreign Currency Translation. The financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in other income (expense).

      Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between the Company’s net income (loss) and comprehensive income (loss) is wholly attributable to foreign currency translation.

      Stock Split. In August 2000, the Company’s certificate of incorporation was amended increasing its authorized shares for each class of stock and the Board of Directors authorized that all classes of the Company’s common stock be split two for one. Also at the Board’s direction, in July 2001 upon successful completion of the Company’s IPO, the Company’s common shares were reverse-split 1 for 2.75. All share and per share information in the consolidated financial statements for the Company have been restated to give effect to these adjustments.

      Stock-Based Compensation. At December 31, 2002, the Company has two stock-based employee compensation plans, which are described in Note 11. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

	In thousands, except per share amounts
Net income (loss), as reported	$25,060	$(1,507)	$(39,493)
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax effects	998	1,537	298
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(2,918)	(2,647)	(1,213)

Pro forma net income (loss)	$23,140	$(2,617)	$(40,408)

Income (loss) per share:
Basic, as reported	$0.79	$(0.31)	$(3,405.71)

Basic, pro forma	$0.73	$(0.39)	$(3,460.40)

Diluted, as reported	$0.75	$(0.31)	$(3,405.71)

Diluted, pro forma	$0.69	$(0.39)	$(3,460.40)

Pro forma income (loss) per share (unaudited)(1):
Basic, as reported	$0.79	$(0.06)	$(2.29)

Basic, pro forma	$0.73	$(0.11)	$(2.34)

Diluted, as reported	$0.75	$(0.06)	$(2.29)

Diluted, pro forma	$0.69	$(0.11)	$(2.34)

(1)	Assuming conversion of preferred stock at the beginning of the respective period (see Note 7).

     Nonemployee stock-based compensation is accounted for in accordance with SFAS No. 123.

      Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value of these financial instruments at December 31, 2002 and 2001 due to their short maturities or variable rates.

      Derivative Instruments and Hedging Activities. The Company accounts for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138. Accordingly, all of the Company’s derivative instruments are recorded on the balance sheet as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

      During 2002, 2001 and 2000, the Company’s principal derivative instruments represented certain foreign currency contracts denominated in British pounds sterling to manage currency fluctuations on intercompany sales between certain Cremascoli subsidiaries. As these contracts are not specifically designated as hedges, the change in value is recognized in the accompanying consolidated statement of operations. For the year ended December 31, 2002, the Company recorded $35,000 in losses on these foreign currency contracts. For the years ended December 31, 2001 and 2000, the Company recorded $146,000 and $154,000, respectively, in gains, on these foreign currency contracts. At December 31, 2002, the Company was not a party to any foreign currency contracts.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Supplemental Non-Cash Disclosures. During 2002, the Company released approximately $25.2 million of its valuation allowance against its deferred tax assets, resulting in a decrease in intangible assets of approximately $13.4 million and a decrease in goodwill of approximately $10.7 million (see Note 9). Additionally, the Company entered into approximately $2.3 million of capital leases in 2002.

      In July 2001, simultaneous with the closing of the Company’s IPO, the Company converted all of its outstanding mandatorily redeemable, convertible preferred stock, including accrued dividends, totaling approximately $98.6 million, into common stock. Also in connection with the IPO, senior subordinated notes totaling approximately $13.1 million were converted into 1,125,000 shares of non-voting common stock, resulting in an equity distribution of approximately $1.0 million. Additionally, the resolution of the Company’s escrow liabilities resulted in an increase in goodwill of approximately $1.1 million.

      During 2000, the Company issued Warburg 753,736 shares of Series C voting preferred stock in exchange for 376,868 shares of Series B non-voting preferred stock. At the time of the exchange, both the Series C shares received and the Series B shares exchanged were convertible into 274,086 shares of common stock.

      Reclassifications. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

      Recent Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 continues the previous requirement for a company to recognize goodwill for the excess of the cost of an acquired company over the fair value of the assets acquired and liabilities assumed. It also requires that items be separated from goodwill if they arise from contractual or other legal rights or are separable. Intangibles that do not meet this test should be included in goodwill. The Company determined that its workforce intangible does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, the Company reclassified the net book value of its workforce intangible asset net of associated deferred tax liabilities, of $2.0 million, into goodwill.

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Accordingly, the Company engaged an independent third party to determine the fair value of its reporting units as defined by SFAS No. 142 effective January 1, 2002. Based on this evaluation, the fair values of the Company’s reporting units were determined to exceed the carrying values of those reporting units, therefore indicating that none of the goodwill was impaired. Absent any impairment indicators, the Company performs its annual impairment evaluation during the fourth quarter. Accordingly, effective October 1, 2002, the Company evaluated goodwill for impairment and determined that the fair values of its reporting units exceeded their carrying values, indicating that goodwill was not impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

      If SFAS No. 142 had been applied in 2001 and 2000, amortization expense would have been reduced by $2.0 million and net income would have been increased by $2.0 million, or $.08 per pro forma diluted share in 2001 and amortization expense would have been reduced by $2.0 million and net income would have been increased by $2.0 million, or $.12 per pro forma diluted share in 2000 (see Note 5).

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company will apply the provisions of SFAS No. 143 prospectively. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

      The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective January 1, 2003. SFAS No. 145 requires that all gains or losses on early extinguishment of debt must meet the requirements in APB Opinion No. 30 (APB 30) in order to be classified as an extraordinary item. The Company reviewed the requirements in APB 30 and determined that the loss on its early retirement of debt recognized in the third quarter of 2001 does not meet the necessary criteria in order to be classified as an extraordinary item. Therefore, the Company’s loss on its 2001 early retirement of debt will be reclassified within operating expenses effective January 1, 2003.

      The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Company will apply the provisions of SFAS No. 146 prospectively. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

      The Company has applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the years ended December 31, 2002, 2001 and 2000. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. To date the Company has not entered into or modified any such guarantees.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Raw materials	$2,507	$1,721
Work-in-process	8,899	6,814
Finished goods	44,222	33,343

	$55,628	$41,878

      At the dates the Company acquired the Predecessor Company and Cremascoli, inventories were recorded at stepped-up values pursuant to APB Opinion No. 16 requiring an aggregate $31.1 million step-up. This step-up was charged to the statements of operations over a one-year period, representing an estimate of the period over which such inventories were sold. Cost of sales was charged $29.1 million for the year ended December 31, 2000.

4.     Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Land and land improvements	$1,494	$1,453
Buildings	6,166	5,645
Machinery and equipment	20,771	18,162
Furniture, fixtures and office equipment	19,673	5,997
Construction in progress	3,205	6,309
Surgical instruments	35,293	30,244

	86,602	67,810
Less: Accumulated depreciation	(27,387)	(16,845)

	$59,215	$50,965

      Depreciation expense approximated $13.6 million, $10.1 million and $11.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

5.     Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Note 2 discusses the effect of the Company’s adoption of this statement.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the carrying amount of goodwill occurring during the year ended December 31, 2002, are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2001	$16,848
Add: Reclassification of workforce intangible, net of deferred tax liability (See Note 2)	2,007
Less: Reduction of pre-recapitalization valuation allowances (See Note 9)	(10,712)
Foreign currency translation	1,389

Goodwill at December 31, 2002	$9,532

      As goodwill is no longer amortized in 2002, the amortization of intangible assets was $2.0 million less in 2002 than it would have been had SFAS No. 142 not been issued. If the requirements of SFAS Nos. 141 and 142 had been applied in the years ended December 31, 2001 and 2000, operating results for the years ended December 31, 2001 and 2000 would have been as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Income (loss) from operations, as reported	$26,555	$10,172	$(24,636)
Add: Goodwill amortization adjustment	—	856	887
Add: Workforce reclassification adjustment	—	1,108	1,108

Income (loss) from operations, as adjusted	26,555	12,136	(22,641)

Income (loss) before income taxes and extraordinary item, as adjusted	26,894	3,642	(35,957)
Provision for income taxes	1,834	1,574	1,541

Income (loss) before extraordinary item, as adjusted	25,060	2,068	(37,498)
Extraordinary loss on early retirement of debt, net of taxes	—	(1,611)	—

Net income (loss), as adjusted	$25,060	$457	$(37,498)

Basic income (loss) per pro forma share(1):
Income (loss) before extraordinary item, as reported	$0.79	$0.00	$(2.29)
Goodwill amortization	—	0.04	0.05
Workforce reclassification	—	0.05	0.07

Income (loss) before extraordinary item, as adjusted	0.79	0.09	(2.17)
Extraordinary charge	—	(0.07)	—

Income (loss) per share, as adjusted	$0.79	$0.02	$(2.17)

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

Diluted income (loss) per pro forma share(1):
Income (loss) per share, as reported	$0.75	$0.00	$(2.29)
Goodwill amortization	—	0.04	0.05
Workforce reclassification	—	0.04	0.07

Income (loss) before extraordinary item, as adjusted	0.75	0.08	(2.17)
Extraordinary charge	—	(0.06)	—

Income (loss) per share, as adjusted	$0.75	$0.02	$(2.17)

Weighted average number of common shares outstanding — pro forma basic(1)	31,870	23,544	17,260

Weighted average number of common shares outstanding — pro forma diluted(1)	33,550	25,799	17,260

(1)	Assuming conversion of preferred stock at the beginning of the respective period (see Note 7).

     In connection with adopting SFAS No. 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2002		December 31, 2001

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Completed technology	$3,587	$343	$11,542	$1,856
Workforce	—	—	5,543	2,282
Distribution channels	16,138	4,816	18,868	3,834
Trademarks	103	10	2,372	326
Other	3,670	953	1,724	1,018

	23,498	$6,122	40,049	$9,316

Less: Accumulated amortization	(6,122)		(9,316)

Intangible assets, net	$17,376		$30,733

      Intangible assets decreased $13.4 million in 2002 due to a reduction in the valuation allowance of the Company’s deferred tax assets that was associated with intangible assets acquired at the recapitalization date (see Note 9). Additionally, effective January 1, 2002, the workforce intangible asset was reclassified to goodwill (see Note 2).

      Based on the intangible assets held at December 31, 2002, the Company expects to recognize amortization expense of approximately $2.8 million in 2003, $2.6 million in 2004, $2.5 million in 2005, $2.4 million in 2006 and $2.1 million in 2007.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Employee benefits	$8,645	$7,708
Commissions	2,358	1,758
Taxes other than income	3,225	3,838
Royalties	3,654	3,988
Professional fees	1,641	710
Legal	1,241	2,888
Distributor transition agreement	—	1,429
Other	9,114	10,773

	$29,878	$33,092

7.     Earnings Per Share

      SFAS No. 128, “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents, which consists of stock options, warrants and, in 2001 and 2000, convertible preferred stock. The dilutive effect of such instruments is calculated using the treasury-stock method.

      For the years ended December 31, 2001 and 2000, the Company’s computation of diluted earnings per share does not differ from basic earnings per share, as the effect of the Company’s common stock equivalents is anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share totaled approximately 12,604,000 and 18,920,000 for the years ended December 31, 2001 and 2000, respectively.

      Net income (loss) applicable to common stockholders for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net income (loss)	$25,060	$(1,507)	$(39,493)
Accrued preferred stock dividends	—	(2,546)	(4,401)
Deemed preferred stock dividend on beneficial conversion feature	—	—	(13,087)

Net income (loss) applicable to common stockholders	$25,060	$(4,053)	$(56,981)

Weighted-average number of common shares outstanding, basic	31,870	13,195	17
Common stock equivalents	1,680	—	—

Weighted-average number of common shares outstanding, diluted	33,550	13,195	17

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the 2001 and 2000 periods, a reconciliation of net loss applicable to common stockholders and weighted-average number of common shares outstanding for unaudited pro forma basic and diluted earnings per share is as follows (in thousands):

	Year Ended
	December 31,

	2001	2000

Net loss applicable to common stockholders shown above	$(4,053)	$(56,981)
Reversal of accrued preferred stock dividends	2,546	4,401
Reversal of deemed preferred stock dividend on beneficial conversion feature	—	13,087

Pro forma net loss applicable to common stockholders	$(1,507)	$(39,493)

Weighted-average number of common shares outstanding	13,195	17
Weighted-average effect of assumed conversion of redeemable convertible preferred stock and related dividends	10,349	17,243

Pro forma weighted-average number of common shares outstanding	23,544	17,260

      The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the respective period. The Company’s pro forma computation of diluted loss per share for the years ended December 31, 2001 and 2000, does not differ from pro forma basic loss per share, as the effect of the Company’s common stock equivalents is anti-dilutive.

8.     Debt

      Long-term obligations consist of the following (in thousands):

	December 31,

	2002	2001

Notes payable	$17,250	$20,000
Capital lease obligations	5,012	3,634

	22,262	23,634
Less: current portion	(5,676)	(3,830)

	$16,586	$19,804

      On August 1, 2001, the Company entered into a 5-year senior credit facility with a syndicate of commercial banks. This senior credit facility consists of $20 million in term loans and an unused revolving loan facility of up to $60 million. Upon entering into the senior credit facility, the Company used the $20 million in term loan proceeds and existing cash balances to repay all amounts outstanding plus accrued interest under the previous senior credit facility, totaling approximately $22.9 million. In connection with the replacement of the Company’s debt as described, the Company incurred an extraordinary non-cash charge of approximately $1.6 million in the year ended December 31, 2001, principally related to unamortized loan costs relating to that debt.

      Borrowings under the Company’s senior credit facility are guaranteed by the Company’s subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc. and the other domestic subsidiaries. The credit facility contains customary covenants including, among other things, restrictions on the Company’s ability to pay cash dividends, prepay debt, incur additional debt and sell

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The credit facility also requires the Company to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a rate of 3.2% at December 31, 2002.

      At December 31, 2002, the Company had availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.6 million.

      Aggregate annual maturities of the Company’s long-term obligations at December 31, 2002, excluding capital lease obligations, are as follows (in thousands):

2003	$4,000
2004	4,500
2005	5,000
2006	3,750

$17,250

      The Company has acquired certain property and equipment pursuant to capital leases. These leases have various maturity dates ranging from one to six years with interest rates ranging from 2.81% to 10.69%. At December 31, 2002, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, is as follows (in thousands):

Amount

2003	$1,993
2004	1,599
2005	845
2006	665
2007	482
Thereafter	162

Total minimum payments	5,746
Less amount representing interest	(734)

Present value of minimum lease payments	5,012
Current portion	(1,676)

Long-term portion	$3,336

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

      The components of the Company’s income/ (loss) before income taxes and extraordinary item are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Domestic	$30,678	$1,643	$(29,608)
Foreign	(3,784)	35	(8,344)

Income (loss) before income taxes and extraordinary item	$26,894	$1,678	$(37,952)

      The components of the provision for income taxes for income/(loss) before extraordinary items are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current provision (benefit):
Domestic:
Federal	$—	$29	$(376)
State	—	—	(46)
Foreign	819	225	392
Deferred provision (benefit):
Domestic:
Federal	9,446	41	(9,050)
State	1,841	5	(1,109)
Foreign	(2,157)	989	(3,354)
Change in valuation allowance	(8,115)	285	15,084

Total	$1,834	$1,574	$1,541

      A reconciliation of the statutory federal income tax provision (benefit) to the Company’s actual income tax provision attributable to continuing operations is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Income tax provision/ (benefit) at statutory rate	35.0%	34.0%	(34.0)%
State tax provision/ (benefit)	4.6%	3.9%	(2.6)%
Change in valuation allowance	(30.2)%	17.0%	39.7%
Goodwill amortization	—	20.4%	0.8%
Meals and entertainment limitation	1.0%	13.1%	0.4%
Research and development credit	(1.4)%	—	—
Other, net	(2.2)%	5.4%	(0.2)%

Total	6.8%	93.8%	4.1%

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Operating loss carryforwards	$26,839	$34,355
General business credit carryforward	1,799	1,191
Reserves and allowances	14,380	12,393
Amortization	4,034	5,669
Other	6,885	6,106
Valuation allowance	(16,547)	(41,787)

Total deferred tax assets	37,390	17,927

Deferred tax liabilities:
Depreciation	2,628	3,322
Acquired intangible assets	4,331	11,546
Other	6,153	4,059

Total deferred tax liabilities	13,112	18,927

Net deferred tax assets (liabilities)	$24,278	$(1,000)

      Prior to 2002, the Company provided a valuation allowance against all of its net deferred tax assets for United States income tax purposes and a portion of its net deferred tax assets for foreign income tax purposes because, given the Company’s history of operating losses, the realizability of these assets was uncertain. However, the Company had pre-tax income in each of the past two years, which, combined with its forecast of future operations and the reduced debt burden following the Company’s IPO, has made the realizability of the Company’s deferred tax assets more likely than not. Therefore, during 2002, the Company reversed $25.2 million of the valuation allowance against its deferred tax assets for United States income tax purposes. This reversal first reduced $10.7 of goodwill and $7.9 of intangible assets, net of associated deferred tax liabilities, and then reduced the Company’s income tax provision by $8.1 million. The Company’s valuation allowance was also impacted in 2002 for changes in foreign currency translation.

      The Company’s United States Federal net operating loss carryforwards are subject to certain annual limitations, and due to these limitations, some of the Company’s net operating losses may expire unused. The valuation allowance remaining at December 31, 2002 is for a portion of its deferred tax assets for United States income tax purposes and a portion of its deferred tax assets for foreign income tax purposes. The Company’s assessment of the need for a valuation allowance could change in the future based on the Company’s future operating results.

      At December 31, 2002, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $44.5 million, which expire in 2009 through 2021. Additionally, the Company has general business credit carryforwards of approximately $1.8 million, which expire in 2007 through 2016. The use of some of these net operating loss carryforwards is subject to annual limitations.

      At December 31, 2002, the Company has foreign net operating loss carryforwards of approximately $29.3 million, which expire in 2003 through 2010. The use of some of these foreign net operating loss carryforwards is subject to annual limitations.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Capital Stock

      Common Stock. The Company is authorized to issue up to 70,000,000 shares of voting common stock and 30,000,000 shares of non-voting common stock. The Company has 37,287,626 shares of voting common stock and 30,000,000 shares of non-voting common stock available for future issuance at December 31, 2002.

      Warrants. In connection with the December 1999 recapitalization, the Company issued warrants to stockholders to purchase an aggregate of 727,276 shares of the Company’s common stock at an exercise price of $4.35 per share. The fair value of these warrants at the time of the issuance of $420,000 was recorded as additional paid-in-capital. The exercise price and the number of shares that can be acquired through the warrants are subject to adjustment in certain situations to prevent dilution of the warrants. The warrants are exercisable at any time after issuance and, unless exercised, expire ten years from the date of issuance. The warrants do not entitle the holders to any voting rights. The holders of warrants are entitled to share in the assets of the Company in the event of reorganization, consolidation, merger, or sale of the Company’s assets on the same basis as holders of common stock. In the case of certain consolidations or mergers of the Company, or the sale of all or substantially all of the assets of the Company, each warrant shall be exercisable for the right to receive the same consideration to which such holder would have been entitled as a result of such consolidation, merger or sale had the warrants been exercised immediately prior thereto. No warrants were exercised during the year ended December 31, 2000. During the years ended December 31, 2002 and 2001, 349,194 and 18,182 warrants were exercised, respectively. Warrants outstanding at December 31, 2002 totaled 359,900.

11.	Stock Option Plans

      At December 31, 2002, the Company has two stock-based incentive plans, which are described below. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plan. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value of the stock options at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company’s net income would have been $23.1 million, or $.69 per diluted share in 2002. The Company’s net loss would have been $2.6 million, or ($.11) per pro forma diluted share, in 2001, and $40.4 million, or ($2.34) per pro forma diluted share, in 2000 (see Note 2).

      For the years ended December 31, 2002 and 2001, the fair value of each option is estimated on the date of grant using the Black-Scholes methodology required by SFAS No. 123 for publicly traded companies. For the 2000 period, the fair value of each option is estimated on the date of grant using the minimum value methodology promulgated by SFAS No. 123 as the Company’s shares were not then publicly traded. The weighted-average fair value of the Company’s options granted in 2002, 2001 and 2000 was $11.78 per share, $10.25 per share and $2.90 per share, respectively. In applying the

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes methodology to the 2002 and 2001 option grants and the minimum value methodology to the 2000 option grants, the Company used the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	4.0%-5.0%	3.5%-5.75%	4.25%-6.5%
Expected option life	6-7 years	7 years	7 years
Expected price volatility	54.3%	67.3%	0%
Dividend yield	0%	0%	0%

Equity Incentive Plan

      On December 7, 1999, the Company approved and adopted the 1999 Equity Incentive Plan (the “Plan”). The Plan authorizes the granting of options to purchase up to 4,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually in each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in July 2001, became options to purchase the Company’s common stock. Those options were immediately exercisable upon their issuance. The options expire after ten years.

      A summary of the Company’s stock option activity is as follows (shares in thousands):

	Common Stock		Preferred Stock

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at December 31, 2000	2,513	$4.35	116	$0.87
Conversion of preferred stock options into common stock options	116	$0.87	(116)	$(0.87)
Granted	659	$8.32	—	—
Exercised	(114)	$3.40	—	—
Forfeited or expired	(47)	$4.86	—	—

Outstanding at December 31, 2001	3,127	$5.09	—	—
Granted	630	$18.09	—	—
Exercised	(374)	$4.01	—	—
Forfeited or expired	(95)	$9.30	—	—

Outstanding at December 31, 2002	3,288	$7.58	—	—

      As of December 31, 2002, there were options for 1,242,764 shares of common stock exercisable at a weighted average price of $4.74 per share, and 868,750 options available for future issuance.

      Distributor Stock Options. In 2002, 2001, and 2000, the Company granted a group of independent distributors a total of 15,850, 12,518 and 21,182 common stock options, respectively, under the Plan. The distributors were given options to purchase common stock, exercisable in 25% increments on the first through fourth anniversaries of the date of grant, at a weighted-average exercise price of $17.21, $9.58 and $4.35 per share in 2002, 2001, and 2000, respectively. The options expire after ten years. In addition, a group of independent distributors were granted a total of 22,842 and 46,846 shares of common stock in 2001 and 2000, respectively, under the Plan.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the issuance of certain stock options to employees and distributors and the distributor stock grants discussed above, the Company incurred stock-based compensation representing the fair value of the stock and stock options granted to distributors and for employee stock options, the extent to which the fair value of the Company’s stock exceeded the exercise price of the stock option at the date of the grant. The Company recognizes this stock-based compensation over the respective vesting period, as appropriate. For the years ended December 31, 2002, 2001, and 2000, stock-based compensation expense of $1.7 million, $1.6 million, and $1.2 million, respectively, was recorded in the accompanying statement of operations related to these stock options and stock grants. Based on the stock-based compensation incurred as of December 31, 2002, the Company expects that $1.7 million in 2003, $1.4 million in 2004, $300,000 in 2005, and $12,000 in 2006 will be recognized as non-cash stock-based expense. The amount of the remaining stock-based compensation expense to be recorded in future periods could decrease if the related options are forfeited.

      A summary of the Company’s stock options outstanding is as follows (shares in thousands):

		Options Outstanding
					Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
			Remaining	Average		Average
		Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices		Outstanding	Life	Price	Exercisable	Price

$0.00	-$8.50	2,662	7.5	$5.00	1,227	$4.60
$8.51	-$16.00	45	8.8	$15.51	11	$15.48
$16.01	-$21.93	581	9.3	$18.80	5	$16.32

		3,288	7.8	$7.58	1,243	$4.74

Employee Stock Purchase Plan

      On May 30, 2002, the Company and its shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the Company to issue up to 200,000 shares of common stock to its employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5 percent of their annual base earnings limited to $5,000 withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, the Company sold 5,682 shares to employees in 2002. The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following assumptions for 2002: an expected life of 6 months; expected volatility of 54.3%; risk-free interest rate of 4.9%; and dividend yield of zero percent. The weighted-average fair value of those purchase rights granted in 2002 was $5.69. As of December 31, 2002, there were 194,318 shares available for future issuance.

12.     Employee Benefit Plans

      The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, the Company matches voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in the Company’s contributions after three years of service with the Company. The Company’s expense related to the plan was $677,000, $609,000, and $550,000 in 2002, 2001, and 2000, respectively.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Commitments and Contingencies

      The Company leases certain equipment under non-cancelable operating leases. Rental expense under operating leases approximated $3.9 million, $2.4 million and $1.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2002 (in thousands):

Operating
Year	Leases

2003	$4,024
2004	3,102
2005	1,684
2006	673
2007	207
Thereafter	144

$9,834

      On June 30, 1993, the Predecessor Company acquired substantially all the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution.

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

      There can be no assurance that DCC will indemnify the Predecessor Company or the Company on any claims in the future. Although neither the Predecessor Company nor the Company maintains insurance for claims arising on products sold by DCC, the Company does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position or results of operations.

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

      In July 2002, the Company purchased assets consisting primarily of developed technology for $3.0 million. Of this purchase price, $1.5 million was paid upon signing the agreement, and $1.5 million is due once certain conditions are satisfied. The Company has recorded this amount within accrued expenses at December 31, 2002.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 11, 2001, the FDA sent the Company a “warning letter” stating that the FDA believed ALLOMATRIX® Injectable Putty was a medical device that was subject to premarket clearance. In March 2002, the FDA officially notified the Company that it concluded that ALLOMATRIX® Injectable Putty was properly reviewed and regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act (the “Act”). Also, in March 2002, the FDA notified all other known manufacturers of similar products of requirements for bringing such products into compliance with the Act. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the Act. In response to the FDA determination, the Company promptly filed a premarket notification for ALLOMATRIX® Injectable Putty under Section 510(k) of the Act. On April 24, 2002, the FDA notified the Company that the submission of the Company’s premarket notification for ALLOMATRIX® Injectable Putty was an adequate response to the “warning letter” and that the FDA considered the issues raised in the April 11, 2001 letter closed. The Company’s premarket notification submission is still pending with the FDA. The Company’s ALLOMATRIX® line of products continue to be marketed and sold pending the approval of the premarket notification submission. The FDA has not raised any objection to the continued marketing and sale of the ALLOMATRIX® products pending the approval of the premarket notification submission. There can be no assurance that the 510(k) premarket notification will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties. However, the Company believes that such punitive actions by the FDA against the Company are unlikely. In 2002, 2001 and 2000, ALLOMATRIX® products represented approximately 13%, 11% and 9% of the Company’s total net sales, respectively.

      In March 2000, Howmedica Osteonics Corp. served a lawsuit against the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief. The Company believes it has strong defenses against this claim and intends to vigorously defend this lawsuit. The Company also believes this claim is, in part, covered pursuant to the Company’s patent infringement insurance. Management does not believe that the outcome of this claim will have a material adverse effect on the Company’s financial position or results of operations.

      The Company is subject to various legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

      The Company has entered into various royalty agreements with third party surgeons and consultants. Payments under royalty or other consultant agreements, based upon certain sales levels, for which the Company has not recorded a liability, are as follows at December 31, 2002 (in thousands):

Year	Amount

2003	$4,244
2004	1,013

$5,257

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Segment Data

      The Company has one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of reconstructive joint devices and bio-orthopaedic products. The Company’s geographic business units consist of operations in the United States, Europe and Other (which principally represents Canada and Japan since August 2001). Identifiable assets are those assets used exclusively in the operations of each business unit. Revenues attributed to each geographic unit are based on the location in which the sale originated.

      Net sales of orthopaedic products by category and information by geographic area are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net sales by product line:
Knees	$72,058	$68,238	$63,143
Hips	56,945	48,589	47,978
Extremities	25,367	20,989	17,285
Biologics	38,347	26,810	20,992
Other	8,156	8,295	8,154

Total	$200,873	$172,921	$157,552

Net sales by geographic business unit:
United States	$138,853	$123,869	$113,323
Europe	47,011	42,268	41,018
Other	15,009	6,784	3,211

Total	$200,873	$172,921	$157,552

Operating income (loss) by geographic business unit:
United States	$24,136	$7,436	$(19,731)
Europe	1,844	2,282	(5,149)
Other	575	454	244

Total	$26,555	$10,172	$(24,636)

	December 31,

	2002	2001

Long-lived assets:
United States	$47,900	$68,730
Europe	35,056	28,739
Other	4,105	2,255

Total	$87,061	$99,724

      Sales to United States-based customers, aggregated $122.4 million, $108.0 million, and $95.0 million, for the years ended December 31, 2002, 2001, and 2000, respectively. These sales along with United States export sales are included in United States sales in the above table. No single foreign country accounted for more than 10% of the Company’s total net sales during 2002, 2001 or 2000;

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, Italy and France together represented approximately 16% of the Company’s total net sales in both 2002 and 2001, and 17% in 2000.

15.     Subsequent Events

      In March 2003, the Company completed an acquisition of certain assets from Gliatech Inc. for $8.4 million in cash and a royalty on future product sales. These assets primarily consist of purchased technology and certain machinery and equipment required for the purchased technology. The Company expects international sales of these products to begin in the first quarter of 2003. Additionally, the Company expects to incur charges for acquired in-process research and development costs in the first quarter of 2003 related to the purchased technology, and further transition costs in the second quarter of 2003, although these amounts have yet to be determined.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      The Company engaged KPMG LLP as its new independent auditor to replace Arthur Andersen LLP effective May 10, 2002. For additional information, see the Company’s current report on Form 8-K dated May 10, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information presented under the captions “Proposal 1 — Election of Directors” “Executive Officers and Executive Compensation” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2003 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

      The information presented under the captions “Proposal 1 — Election of Directors” and “Executive Officers and Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information presented under the caption “Stock Ownership — How much common stock do the Company’s management and its largest stockholders own?” in the Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth information regarding the securities to be issued and the securities remaining available for issuance under the Company’s stock-based incentive plans as of December 31, 2002 (in thousands, except exercise price per share):

	Number of Securities to	Weighted-Average	Number of Securities
	Be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance Under
	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	3,648	$7.26	1,063
Equity compensation plans not approved by security holders	—	—	—

Total	3,648	$7.26	1,063

      Further information about the Company’s stock-based incentive plans can be found in Note 11 to the financial statements contained in Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions

      The information presented under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within such entities, particularly during the period in which this annual report was prepared, in order to allow timely decisions regarding required disclosure.

Changes in Internal Controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation by its chief executive officer and chief financial officer.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

See Wright Medical Group, Inc. — Index to Consolidated Financial Statements at Item 8 of this report.

      (2) Financial Statement Schedule

See Wright Medical Group, Inc. — Schedule II-Valuation and Qualifying Accounts on page 86 of this report.

      (3) Index to Exhibits

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc.*
2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc. Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission upon request.
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc.*
3.2	Amended and Restated Bylaws of Wright Medical Group, Inc.*
4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc.*
4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc.*
4.3	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000.*
4.4	Form of Common Stock certificate.*

Exhibit
Number	Description

4.5	Form of Warrant.*
10.1	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent.**
10.2	Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”).*†
10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan.*†
10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan.*†
10.5	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan.*†
10.6	Form of Sales Representative Award Agreement pursuant to the 1999 Plan.*†
10.7	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers.*†
10.8	Employment Agreement dated as of January 31, 2003, between Wright Medical Technology, Inc. and F. Barry Bays.†
10.9	Employment Agreement dated as of December 11, 2000, between Wright Medical Technology, Inc. and John K. Bakewell.†
10.10	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis.†
21	Subsidiaries of Wright Medical Group, Inc.*
23.1	Consent of KPMG LLP.
23.2	Information Regarding Consent of Arthur Andersen LLP.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 3, 2001.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2003

WRIGHT MEDICAL GROUP, INC.

By:	/s/ F. BARRY BAYS

F. Barry Bays
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. BARRY BAYS F. Barry Bays	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2003

/s/ JOHN K. BAKEWELL John K. Bakewell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2003

/s/ JAMES T. TREACE James T. Treace	Chairman of the Board	March 14, 2003

/s/ RICHARD B. EMMITT Richard B. Emmitt	Director	March 14, 2003

/s/ JAMES E. THOMAS James E. Thomas	Director	March 14, 2003

/s/ THOMAS E. TIMBIE Thomas E. Timbie	Director	March 14, 2003

/s/ ELIZABETH H. WEATHERMAN Elizabeth H. Weatherman	Director	March 14, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, F. Barry Bays, certify that:

1. I have reviewed this annual report on Form 10-K of Wright Medical Group, Inc. (the “Company”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ F. BARRY BAYS

F. Barry Bays
President and Chief Executive Officer

Date: March 14, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John K. Bakewell, certify that:

1. I have reviewed this annual report on Form 10-K of Wright Medical Group, Inc. (the “Company”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company ’s board of directors (or persons performing the equivalent functions):

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

6. The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN K. BAKEWELL

John K. Bakewell
Executive Vice President and
Chief Financial Officer

Date: March 14, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Wright Medical Group, Inc.:

      Under date of February 10, 2003, we reported on the consolidated balance sheet of Wright Medical Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule on page 86. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

      In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Memphis, Tennessee

February 10, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To WRIGHT MEDICAL GROUP, INC.

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Wright Medical Group, Inc. included in this Form 10-K for the periods indicated in our report thereon. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for surgical instruments as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page 86 of this Form 10-K is the responsibility of Wright Medical Group Inc.’s management, is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Memphis, Tennessee

February 22, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Wright Medical Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2001, with the exception that the page number of the financial statement schedule has been changed to reflect its current location in this annual report. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report on Form 10-K. See Exhibit 23.2 for further discussion.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

WRIGHT MEDICAL GROUP, INC.

	Balance at	Charged to		Balance at
	Beginning	Cost and		End of
	of Period	Expenses	Deductions	Period

	(In thousands)
Description
Allowance for doubtful accounts:
For the period ended:
December 31, 2002	$1,893	$515	$899	$1,509

December 31, 2001	$2,296	$152	$555	$1,893

December 31, 2000	$1,607	$1,121	$432	$2,296

Sales returns and allowance:
For the period ended:
December 31, 2002	$643	$344	$—	$987

December 31, 2001	$885	$(242)	$—	$643

December 31, 2000	$681	$204	$—	$885