Form 10-Q
period 2003-03-31
WRIGHT MEDICAL GROUP INC
filed 2003-05-07
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

     As of May 5, 2003 a total of 32,730,736 shares of common stock, par value $.01 per share, of the registrant were outstanding.

WRIGHT MEDICAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFE-HARBOR STATEMENT

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 7 of our 2002 Annual Report on Form 10-K under the heading, “Factors Affecting Future Operating Results,” and in this quarterly report) which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update any forward-looking statement after this date.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$52,841	$51,373
Accounts receivable, net	44,747	39,571
Inventories	58,418	55,628
Prepaid expenses	3,548	3,999
Deferred income taxes	15,361	16,476
Other current assets	3,767	4,567

Total current assets	178,682	171,614
Property, plant and equipment, net	59,198	59,215
Goodwill	9,861	9,532
Intangible assets, net	19,427	17,376
Deferred income taxes	14,239	14,297
Other assets	1,704	2,149

	$283,111	$274,183

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,149	$9,878
Accrued expenses and other current liabilities	34,820	29,878
Current portion of long-term obligations	5,778	5,676

Total current liabilities	50,747	45,432
Long-term obligations	16,321	16,586
Deferred income taxes	6,023	6,435
Other liabilities	656	731

Total liabilities	73,747	69,184

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized - 70,000,000; shares issued and outstanding - 32,720,646 in 2003, 32,712,374 in 2002	327	327
Additional paid-in capital	260,715	260,640
Deferred compensation	(2,778)	(3,164)
Accumulated other comprehensive income	6,186	4,283
Accumulated deficit	(55,086)	(57,087)

Total stockholders’ equity	209,364	204,999

	$283,111	$274,183

     The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$58,622	$51,706
Cost of sales	15,540	14,758

Gross profit	43,082	36,948
Operating expenses:
Selling, general and administrative	30,305	26,955
Research and development	3,535	2,561
Amortization of intangible assets	804	853
Stock-based expense[1]	409	440
Acquired in-process research and development costs (Note 3)	4,558	—
Arbitration settlement award (Note 11)	—	(4,200)

Total operating expenses	39,611	26,609

Income from operations	3,471	10,339
Interest expense, net	266	434
Other (income) expense, net	(30)	16

Income before income taxes	3,235	9,889
Provision for income taxes	1,234	2,970

Net income	$2,001	$6,919

Net income per share (Note 7):
Net income applicable to common stockholders	$2,001	$6,919

Net income per common share:
Basic	$.06	$.23
Diluted	$.06	$.21

Weighted-average number of common shares outstanding-basic	32,715	29,833

Weighted-average number of common shares outstanding-diluted	34,059	32,229

The accompanying notes are an integral part of these consolidated financial statements.

1 Amounts presented include selling, general and administrative expenses of $383 and $412 for the three months ended March 31, 2003 and 2002, respectively. Amounts presented also include research and development expenses of $26 and $28 for the three months ended March 31, 2003 and 2002, respectively.

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flow from operating activities:
Net income	$2,001	$6,919
Non-cash items included in net income:
Depreciation	3,463	2,956
Amortization of intangible assets	804	853
Amortization of deferred financing costs	65	64
Deferred income taxes	752	2,791
Stock-based expense	409	440
Acquired in-process research and development costs	4,558	—
Other	267	219
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,110)	(6,954)
Inventories	(833)	(3,958)
Other current assets	295	(3,211)
Accounts payable	47	899
Accrued expenses and other liabilities	380	(2,717)

Net cash provided by (used in) operating activities	8,098	(1,699)
Cash flow from investing activities:
Capital expenditures	(2,995)	(4,555)
Purchase of tangible and intangible assets (Note 3)	(3,405)	(1,832)
Other	50	2

Net cash used in investing activities	(6,350)	(6,385)
Cash flow from financing activities:
Issuance of common stock, net of offering costs	45	51,124
Payments of bank and other borrowings	(430)	(278)

Net cash (used in) provided by financing activities	(385)	50,846
Effect of exchange rates on cash and cash equivalents	105	(39)

Net increase in cash and cash equivalents	$1,468	$42,723
Cash and cash equivalents, beginning of period	$51,373	$2,770

Cash and cash equivalents, end of period	$52,841	$45,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$370	$321

Cash received for income taxes	$(41)	$(188)

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Wright Medical Group, Inc. (the “Company”) is a global medical device company specializing in the design, manufacture and marketing of orthopaedic implants and bio-orthopaedic materials used in joint reconstruction, bone regeneration, and other biological solutions for surgeons and their patients. The Company is focused on the reconstructive joint device and bio-orthopaedic materials sectors of the orthopaedic industry. The Company markets its products through a combination of employee sales representatives and independent distributors and sales representatives in the United States, and through a combination of employee sales representatives, independent sales representatives and stocking distributors in its international markets. The Company is headquartered in suburban Memphis, Tennessee.

2.     Basis of Presentation

The unaudited consolidated interim financial statements included in this Form 10-Q have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K as filed with the SEC.

The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform to the 2003 presentation. The results of operations for any interim period are not necessarily indicative of results for the full year.

3.     Acquisition of Assets

On March 5, 2003, the Company completed an acquisition of certain assets from Gliatech Inc. related to its ADCON® Gel technology for $8.4 million in cash and a royalty contingent upon future product sales. The Company paid $840,000 of the purchase price as a deposit in the fourth quarter of 2002, and $3.4 million in the first quarter of 2003. The remaining $4.2 million has been recorded in accrued expenses as of March 31, 2003, and will be paid upon final receipt of all respective assets. The following table summarizes the allocation of the purchase price (in thousands):

Inventories	$1,312
Property, plant and equipment	160
Acquired in-process research and development	4,558
Intangible assets:
Completed Technology	1,575
Trademarks	554
Other	286

$8,445

In connection with the acquisition of these assets, the Company engaged an independent third party to conduct a valuation of the intangible assets acquired. The value assigned to acquired in-process research and development (“IPRD”) was $4.6 million of the purchase price. Accordingly, this amount was expensed in the three-month period ended March 31, 2003. The value assigned to IPRD was determined by estimating the costs to develop the IPRD into commercially viable products, estimating the resulting cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate utilized in discounting the net cash flows from IPRD was 32%. This discount rate reflects uncertainties surrounding the successful development of the IPRD.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$2,347	$2,507
Work-in-process	8,228	8,899
Finished goods	47,843	44,222

	$58,418	$55,628

5. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Notes payable	$17,250	$17,250
Capitalized lease obligations	4,849	5,012

	22,099	22,262
Less: current portion	(5,778)	(5,676)

	$16,321	$16,586

At March 31, 2003, the Company’s senior credit facility consists of $17.3 million in outstanding term loan borrowings and an unused revolving loan facility of up to $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio. At March 31, 2003, the interest rate on the Company’s borrowings was 3.16%.

6.     Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2003 are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2002	$9,532
Foreign currency translation	329

Goodwill at March 31, 2003	$9,861

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Completed technology	$5,187	$484	$3,587	$343
Distribution channels	16,744	5,420	16,138	4,816
Trademarks	657	18	103	10
Other	3,966	1,205	3,670	953

	26,554	$7,127	23,498	$6,122

Less: Accumulated amortization	(7,127)		(6,122)

Intangible assets, net	$19,427		$17,376

Based on the intangible assets held at March 31, 2003, the Company expects to recognize amortization expense of approximately $3.4 million for the full year of 2003, $3.1 million in 2004, $2.8 million in 2005, $2.8 million in 2006 and $2.5 million in 2007.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents which, for the periods presented herein, consist of stock options and warrants. The dilutive effect of such instruments is calculated using the treasury-stock method.

The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Weighted-average number of common shares outstanding, basic	32,715	29,833
Common stock equivalents	1,344	2,396

Weighted-average number of common shares outstanding, diluted	34,059	32,229

8. Stock Option Plans

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

	In thousands, except per share amounts
Net income, as reported	$2,001	$6,919
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax effects	230	277
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(928)	(768)

Pro forma net income	$1,303	$6,428

Income per share:
Basic, as reported	$0.06	$0.23

Basic, pro forma	$0.04	$0.22

Diluted, as reported	$0.06	$0.21

Diluted, pro forma	$0.04	$0.20

Nonemployee stock-based compensation is accounted for in accordance with SFAS No. 123.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. Comprehensive income for the Company includes net income and foreign currency translation, which is charged or credited to the cumulative translation account within stockholders’ equity. Comprehensive income for the three month periods ended March 31, 2003 and 2002, is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$2,001	$6,919
Changes in foreign currency translation	4,185	(2,636)

Comprehensive income	$6,186	$4,283

10.     New Pronouncements:

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

The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective January 1, 2003. SFAS No. 145 requires that all gains or losses on early extinguishment of debt must meet the requirements in APB Opinion No. 30 (APB 30) in order to be classified as an extraordinary item. The Company reviewed the requirements in APB 30 and determined that the loss on its early retirement of debt of $1.6 million, net of taxes, recognized in the third quarter of 2001 does not meet the necessary criteria in order to be classified as an extraordinary item. Therefore, the Company’s loss on its 2001 early retirement of debt was reclassified within operating expenses upon adoption, and will be presented as such in the Company’s 2003 Annual Report on Form 10-K.

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

The Company has applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the three-month periods ended March 31, 2003 and 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interpretation are applicable to guarantees issued or modified after December 31, 2002. To date the Company has not entered into or modified any such guarantees.

11.     Arbitration Settlement Award

During the first quarter of 2002, the Company received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, the Company received $4.2 million in cash in April 2002, which is recorded within income from operations in the first quarter of 2002.

12.     Commitments and Contingencies

In July 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provides for a payment of up to $1.25 million if certain conditions are satisfied by February 10, 2004. Management believes that the occurrence of those conditions within the specified timeframe and the consequential payment of any amount is not probable of occurring. Accordingly, no provision has yet been made for this contingency.

In July 2002, the Company purchased assets consisting primarily of developed technology for $3.0 million. Of this purchase price, $1.5 million was paid upon signing the agreement, and $1.5 million is due once certain conditions are satisfied. The parties currently dispute whether the second payment has since been earned and the Company continues to provide for the second payment of $1.5 million within accrued expenses at March 31, 2003.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of results of operations and financial condition, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 1 of this report to help provide an understanding of the Company’s financial condition, changes in financial condition, and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of our business, and may include significant transactions that have occurred during the quarter which we believe are important in understanding the overall financial condition and results of operations of the Company.

•	Net sales and expense components. This section provides a description of each line item on the consolidated statement of operations contained in Item 1 of this report.

•	Results of operations. This section provides an analysis of our results of operations for the two periods presented in the consolidated statement of operations contained in Item 1 of this report.

•	Quarterly results of operations. This section provides a summarization of our unaudited operating results for the first quarter of 2003 and each of the four quarters in 2002.

•	Seasonality. This section describes the seasonality of our business.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of March 31, 2003.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and that require us to exercise subjective or complex judgments in their application.

•	Impact of recently issued accounting pronouncements. This section discusses recently issued accounting pronouncements and their impact, expected or actual, on our consolidated financial statements.

Overview

We are a global orthopaedic device company specializing in the design, manufacture and marketing of reconstructive joint devices and bio-orthopaedic materials. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Bio-orthopaedic materials are used to replace damaged or diseased bone, to stimulate bone growth, and to provide other biological solutions for surgeons and their patients. We have been in business for over fifty years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada, Japan and across Europe. Our global distribution system currently consists of a sales force of more than 500 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 260 exclusive independent distributors and sales representatives in the U.S., and approximately 275 sales representatives internationally who are employed through a combination of our stocking distribution partners and direct sales offices. Net sales in our international markets approximated 40% of our total net sales in the first three months of 2003. No single foreign country accounted for more than 10% of our total net sales in the year ended December 31, 2002; however, total sales in Italy represented approximately 10% of our total net sales in the first three months of 2003. Italy and France together represented approximately 18% of our total net sales in the first three months of 2003 and 16% of our total net sales in 2002.

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

The following table sets forth our net sales by geographic area and product line for the three months ended March 31, 2003 and 2002, respectively, expressed as a dollar amount and as a percentage of total net sales:

	Three Months Ended
	March 31,

In thousands:	2003	2002

Geographic
Domestic	$35,080	$30,914
International	23,542	20,792

Total net sales	$58,622	$51,706

As a percentage of total net sales:
Domestic	59.8%	59.8%
International	40.2%	40.2%

Total net sales	100.0%	100.0%

Product Line
Knee products	$19,664	$19,303
Hip products	17,690	14,240
Extremity products	7,430	6,695
Bio-orthopaedic materials	11,409	9,162
Other	2,429	2,306

Total net sales	$58,622	$51,706

As a percentage of total net sales:
Knee products	33.5%	37.3%
Hip products	30.2%	27.5%
Extremity products	12.7%	13.0%
Bio-orthopaedic materials	19.5%	17.7%
Other	4.1%	4.5%

Total net sales	100.0%	100.0%

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

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses and consulting costs associated with our medical advisors, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their estimated useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, as we incur anticipated increased premiums for certain of our insurance programs, and as we continue to add infrastructure to support our expected business growth and public company requirements. However, we expect these expenses as a historical percentage of net sales to remain constant and eventually decrease as we leverage our infrastructure additions.

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

Amortization of Intangibles. Intangible assets consist of purchased intangibles principally related to completed technology, distribution channels and trademarks. Purchased intangibles are amortized over periods ranging from 1 to 15 years.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment at least annually (absent any impairment indicators) during our fourth quarter. Based upon the intangible assets held at March 31, 2003, we expect to amortize purchased intangibles approximately $3.4 million in 2003, $3.1 million in 2004, $2.8 million in 2005, $2.8 million in 2006 and $2.5 million in 2007.

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

Based upon the stock-based awards outstanding at March 31, 2003 and the continuation of the current accounting treatment of stock-based expense allowed under SFAS No. 123 and APB 25, we expect that approximately $1.7 million in 2003, $1.5 million in 2004, $400,000 in 2005, and minimal amounts in 2006 and 2007 will be recognized as non-cash stock-based expense.

Acquired In-Process Research And Development Costs. Upon consummation of the acquisition of certain assets from Gliatech Inc. in March 2003, we immediately charged to income approximately $4.6 million representing the estimated fair value of purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use (see Note 3 to our consolidated financial statements). The value was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from this project, and discounting the net cash flows back to their present values. An additional discount was applied to the project to take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process research and development.

The resulting net cash flows from the project were based on our management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. In addition, the net cash flows reflect the assumptions that would be used by market participants.

A summary of the estimates used to calculate the net cash flows for the project is as follows:

Discount Rate
including factor to
	Year When Material	account for
	Net Cash In-Flows	uncertainty of
Project	Expected to Begin	success	Acquired IPRD

ADCON® Gel	2004	32.3%	$4,558,000

The ADCON® Gel products are designed to reduce adhesion formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve (ADCON®-T/N Gel) procedures, which cause post-operative pain.

Both ADCON®-L Gel and ADCON®-T/N Gel are commercially available internationally, but are currently not available for sale in the U.S. ADCON®-L Gel had received the United States Food and Drug Administration, or FDA, Premarket Approval Application approval in mid-1998. In December 2000 the FDA determined that the provisions of the FDA Application Integrity Policy, or AIP, would be applied to Gliatech due to violations of Good Clinical Practices in the conduct, analysis, and reporting of data specific to the U.S. Clinical Study of ADCON®-L Gel. Recently, the FDA lifted the AIP status of Gliatech, which will allow the Company, as the new owner, to present the FDA with the clinical data needed to return ADCON®-L Gel to the U.S. market. A clinical study will be required to enter the U.S. market with ADCON®-T/N Gel.

We anticipate that ADCON®-L Gel will be available for sale in the U.S. market in 2004, with total first year domestic revenues of approximately $5.0 million. We anticipate that ADCON®-T/N Gel will be available for sale in the U.S. market in 2006, with total first year domestic revenues of approximately $3.0 million.

We plan to use our existing cash to develop the purchased in-process research and development into commercially viable products. This development consists primarily of the completion of all clinical evaluation testing activities and regulatory approvals that are necessary to establish the safety and efficacy of the product and to market it in the U.S. Bringing the purchased in-process research and development to market also includes testing the products for compatibility and interoperability with commercially viable products. Due to the aforementioned history of the ADCON® Gel products with the FDA, we are unable to estimate the extent of research and development activities that will be necessary to develop these products into commercially viable products.

If this project is not successfully developed, our projections of revenue growth may be adversely affected in future periods. Additionally, the value of the related intangible assets acquired may become impaired. We are continuously monitoring our development projects. We believe that the assumptions used in the valuation of purchased in-process research and development represent a reasonably reliable estimate of the future benefits attributable to the purchased in-process research and development. No assurance can be given that actual results will not deviate from those assumptions in future periods.

Arbitration Settlement Award. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations in the first quarter of 2002.

Interest Expense, Net. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities, offset partially by interest income on invested cash balances of approximately $159,000 and $96,000 for the first three months of 2003 and 2002, respectively. Interest expense includes $65,000 and $64,000 for the first three months of 2003 and 2002, respectively, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. We expect the amortization of deferred financing costs to approximate $261,000 annually over the remaining term of our senior credit facility.

Other (Income) Expense, Net. Other (income) expense typically consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other expense and income to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

Provision for Income Taxes. Our cash payment of income taxes to date has generally been limited to tax on earnings generated by certain of our foreign operations, principally in Europe. Domestically, we have incurred no tax liability in recent years. At December 31, 2002, we had net operating loss carryforwards of approximately $44.5 million domestically, which expire in 2009 through 2021, and $29.3 million internationally, which expire in 2003 through 2010. Generally, we are limited in the amount of net operating loss carryforwards which can be utilized in any given year. Additionally, we had domestic general business credit carryforwards of approximately $1.8 million, which expire in 2007 through 2016.

Our United States Federal net operating loss carryforwards are subject to certain annual limitations, and due to these limitations, some of our net operating losses may expire unused. The valuation allowance at March 31, 2003 is for a portion of our deferred tax assets for United States income tax purposes and a portion of our deferred tax assets for foreign income tax purposes. We will continue to assess the realization of the remainder of our deferred tax assets and adjust the related valuation allowance as necessary.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a dollar amount (in thousands) and as a percentage of net sales:

	Three Months Ended March 31,
	(unaudited)

	2003		2002

	Amount	% of sales	Amount	% of sales

Net sales	$58,622	100.0%	$51,706	100.0%
Cost of sales	15,540	26.5%	14,758	28.5%

Gross profit	43,082	73.5%	36,948	71.5%
Operating expenses:
Selling, general and administrative	30,305	51.7%	26,955	52.1%
Research and development	3,535	6.0%	2,561	5.0%
Amortization of intangible assets	804	1.4%	853	1.6%
Stock-based expense	409	0.7%	440	0.9%
Acquired in-process research and development costs	4,558	7.8%	—	—
Arbitration settlement award	—	—	(4,200)	(8.1%)

Total operating expenses	39,611	67.6%	26,609	51.5%

Income from operations	3,471	5.9%	10,339	20.0%
Interest expense, net	266	0.5%	434	0.8%
Other (income) expense, net	(30)	(0.1%)	16	0.0%

Income before income taxes	3,235	5.5%	9,889	19.1%
Provision for income taxes	1,234	2.1%	2,970	5.7%

Net Income	$2,001	3.4%	$6,919	13.4%

Comparison of three months ended March 31, 2003 to three months ended March 31, 2002

Net Sales. Net sales totaled $58.6 million in the three months ended March 31, 2003, compared to $51.7 million in the three months ended March 31, 2002, representing an increase of $6.9 million, or 13.4%. This increase resulted from sales growth in all major product categories, which was benefited by a favorable foreign currency impact on first quarter 2003 net sales totaling approximately $3.2 million.

Knee sales increased approximately $361,000, or 2%, in the three months ended March 31, 2003 compared to the corresponding period in 2002. This increase is due to international sales growth, particularly in Europe, offset by a slight decline in domestic sales which can be attributed to recent distributor changes. Hip sales increased approximately $3.5 million, or 24%, in the first quarter of 2003 compared to the first quarter of 2002. This increase is attributable to several factors including sales growth of our LINEAGE® Acetabular System, which reflects early success from the first quarter 2003 launch of our LINEAGE® ceramic-on-ceramic hip system. Additionally, growth of our ANCA-FIT™ Hip System sold in our international markets, and the continued growth of our CONSERVE® Hip System also contributed to the growth rate of our hip sales as compared to the respective year-ago period. Extremity sales increased approximately $735,000, or 11%, in the three months ended March 31, 2003 compared to the corresponding period in 2002. Increased extremity sales are due to the continued growth in sales of our EVOLVE® and foot and ankle products. Bio-orthopaedic product sales increased approximately $2.2 million or 25%, for the first quarter of 2003 compared to the first quarter of 2002, primarily due to sales of our MIIG™ (Minimally Invasive Injectable Graft) system, introduced in the second quarter of 2002, sales growth of our OSTEOSET® Resorbable Bead Kits, sales of our GRAFTJACKET™ Regenerative Membrane, introduced in the third quarter of 2002, and increased sales of our ALLOMATRIX® line of bone graft putty products.

In the first quarter of 2003, domestic net sales totaled $35.1 million, or 60% of our total net sales, compared to $30.9 million in the first quarter of 2002, or 60% of total net sales. International sales totaled $23.5 million in the first quarter of 2003, including the aforementioned positive currency impact of approximately $3.2 million when compared to prior period, and $20.8 million in the first quarter of 2002.

Cost of Sales. Cost of sales as a percentage of net sales decreased from 28.5% in the first quarter of 2002 to 26.5% in the first quarter of 2003. This decrease is due to improved margins resulting from favorable shifts in sales composition toward our faster-growing and more profitable bio-orthopaedics and extremity lines, manufacturing efficiencies, and price increases.

Selling, General and Administrative. Selling, general and administrative expenses, exclusive of stock-based expense, increased approximately $3.3 million, or 12%, from $27.0 million in the first quarter of 2002, to $30.3 million in the first quarter of 2003. The increase was primarily attributable to increased commissions resulting from domestic sales growth, increased sales and marketing costs associated with international sales growth, and increased insurance expenses as a result of higher premiums, partially offset by the costs of international distributorship transitions in 2002 which were not incurred in 2003. Including stock-based expense, selling, general and administrative expenses increased approximately $3.3 million, or 12% when compared to the first quarter of 2002.

Research and Development. Research and development expenses, exclusive of stock-based expense, increased $974,000, or 38%, from $2.6 million in the first quarter of 2002 to $3.5 million in the first quarter of 2003. This increase was primarily the result of a heightened level of clinical activity as compared to the respective year-ago period. Research and development expenses during the first quarter of 2003 were within the Company’s targeted range of 5% to 6% of net sales. Including stock-based expense, research and development expenses increased $972,000 or 38% when compared to the first quarter of 2002.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets decreased $49,000, or 6%, from the first quarter of 2002 to the first quarter of 2003. The decrease in amortization expense is primarily due to the reduction of intangibles in 2002 resulting from our reduction of the valuation allowance against our deferred tax assets, partially offset by additional amortization related to the acquisition of new technological intangibles in 2002 and 2003. Amortization in 2003 was primarily attributable to intangible assets resulting from our acquisition of Cremascoli in December 1999. In 2002, amortization was primarily attributable to the Cremascoli acquisition and intangible assets resulting from our recapitalization in December 1999.

Stock-based Expense. Stock-based expense totaled $409,000 in the first quarter of 2003, consisting of non-cash charges of $374,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $35,000 of other stock-based expenses. Stock-based expense totaled $440,000 in the first quarter of 2002, consisting of non-cash charges of $397,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $43,000 of other stock-based expenses.

Acquired In-Process Research And Development Costs. During the first quarter of 2003, we acquired certain assets related to the ADCON® Gel technology. Approximately $4.6 million of the purchase price was expensed immediately as acquired in-process research and development costs.

Arbitration Settlement Award. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations for the three months ended March 31, 2002.

Interest Expense, Net. Interest expense, net, totaled $266,000 in the first quarter of 2003 and $434,000 in the same period of 2002. The decrease in net interest expense is primarily the result of our use of the proceeds from our March 2002 follow-on offering to invest in interest-bearing securities.

Other (Income) Expense, Net. Other (income) expense, net, totaled $30,000 of income and $16,000 of expense in the first quarter of 2003 and 2002, respectively. These amounts primarily consisted of gains and losses resulting from foreign currency fluctuations. In 2003, the net currency gains were offset by losses on the disposal of instruments.

Provision for Income Taxes. We recorded a tax provision of $1.2 million and $3.0 million in the first quarter of 2003 and 2002, respectively. The differences between our effective tax rate and applicable statutory rates are primarily due to certain nondeductible expenses, permanent book versus tax differences and, for the three month period ended March 31, 2002, changes in the valuation allowance related to our deferred tax assets.

Quarterly Results of Operations

The following table presents a summary of our quarterly operating results for each of the four quarters in 2002 and the first quarter of 2003. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in our 2002 Annual Report on Form 10-K as filed with the SEC, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

		2002			2003
		(unaudited)			(unaudited)

In thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter

Net sales	$51,706	$50,771	$46,086	$52,310	$58,622
Cost of sales	14,758	14,234	11,976	14,648	15,540

Gross profit	36,948	36,537	34,110	37,662	43,082
Operating expenses:
Selling, general and administrative	26,955	26,332	26,338	27,250	30,305
Research and development	2,561	2,565	2,763	2,468	3,535
Amortization of intangible assets	853	921	1,076	1,096	804
Stock-based expense	440	457	419	408	409
Acquired in-process research and development costs	—	—	—	—	4,558
Arbitration settlement award	(4,200)	—	—	—	—

Total operating expenses	26,609	30,275	30,596	31,222	39,611

Income from operations	$10,339	$6,262	$3,514	$6,440	$3,471

Seasonality

Our net sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, we traditionally experience lower sales volumes in these months than throughout the rest of the year.

Liquidity and Capital Resources

We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.

Our senior credit facility, which we entered into on August 1, 2001, consists of $17.3 million in outstanding term loan borrowings and an unused revolving loan facility of up to $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the our consolidated leverage ratio.

At March 31, 2003 we had cash and cash equivalents totaling approximately $52.8 million, working capital totaling $127.9 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.6 million. We generated approximately $8.1 million of cash from operating activities during the first three months of 2003 compared to $1.7 million of cash used in operating activities during the same period in 2002. Operating cash flows for the first three months of 2002 were negatively affected by approximately $4.2 million of costs associated with certain international distributorship transitions. Additionally, we made significant investments in new product inventory during the first quarter of 2002 which negatively impacted operating cash flows in the first quarter of 2002 as compared to the first quarter of 2003.

Capital expenditures totaled approximately $3.0 million for the three months ended March 31, 2003. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $19.0 million in total for 2003, approximately $3.5 million of which we anticipate will be used in the continued implementation process of our enterprise computer system and $15.5 million of which we anticipate will be used for routine recurring capital expenditures, including instruments.

We used $3.4 million during the three months ended March 31, 2003 to purchase tangible assets, intangible assets, and in-process research and development related to the ADCON® Gel technology. We expect to make the final $4.2 million payment for the acquisition of these assets upon final delivery of all respective assets. We are constantly evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements as filed in our 2002 Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our most significant accounting judgments and estimates are further discussed in Item 7 of our 2002 Annual Report on Form 10-K. There have been no material developments occurring within these financial estimates since December 31, 2002.

Impact of Recently Issued Accounting Pronouncements

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations", effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We will apply the provisions of SFAS No. 143 prospectively upon adoption. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations, or cash flows.

We adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective January 1, 2003. SFAS No. 145 requires that all gains or losses on early extinguishment of debt must meet the requirements in APB Opinion No. 30 (APB 30) in order to be classified as an extraordinary item. We reviewed the requirements in APB 30 and determined that the loss on our early retirement of debt recognized in the third quarter of 2001 does not meet the necessary criteria in order to be classified as an extraordinary item. Therefore, the loss on our 2001 early retirement of debt was reclassified within operating expenses upon adoption, and will be presented as such in our 2003 Annual Report on Form 10-K.

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

We have applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the three-month periods ended March 31, 2003 and 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, we continue to account for stock options under APB Opinion No. 25.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation

elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. To date we have not entered into or modified any such guarantees.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. At March 31, 2003, we had borrowings of $17.3 million outstanding under our credit facility, which are subject to a variable rate, with a current rate of 3.16%. Based on this debt level, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $173,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 34% and 31% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro, and the U.S. dollar and the yen. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future. Based on our overall exposure for foreign currency at March 31, 2003, an adverse change of 10% in foreign currency rates would reduce our non-operating income by approximately $1.2 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc.*
2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.**
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc.*
3.2	Amended and Restated Bylaws of Wright Medical Group, Inc.*
4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc.*
4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc.*
4.3	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. *
4.4	Form of Common Stock certificate.*

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K continued

Exhibit No.	Description

4.5	Form of Warrant.*
10.1	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent.***
10.2	Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”).*
10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan.*
10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan.*
10.5	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan.*
10.6	Form of Sales Representative Award Agreement pursuant to the 1999 Plan.*
10.7	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers.*
10.8	Employment Agreement dated as of January 31, 2003, between Wright Medical Technology, Inc. and F. Barry Bays.*
10.9	Employment Agreement dated as of December 11, 2000, between Wright Medical Technology, Inc. and John K. Bakewell.*
10.10	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis.*
11	Computation of earnings per share (included in Note 7 of the Notes to Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

**	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

***	Incorporated by reference to the Company’s current report on Form 8-K filed August 3, 2001.

     (b)  Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2003.

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ John K. Bakewell John K. Bakewell Executive Vice President and Chief Financial Officer