Form 10-Q
period 2003-06-30
WRIGHT MEDICAL GROUP INC
filed 2003-08-07
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-32883

WRIGHT MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-4088127 (IRS employer Identification number)

5677 Airline Road Arlington, Tennessee (Address of principal executive offices)	38002 (Zip code)

Registrant’s telephone number	(901) 867-9971

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☒   Yes    ☐   No

     As of August 4, 2003, a total of 32,920,523 shares of common stock, par value $.01 per share, of the registrant were outstanding.

WRIGHT MEDICAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFE-HARBOR STATEMENT

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002, under the heading, “Factors Affecting Future Operating Results,” and in this quarterly report) which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,525	$51,373
Accounts receivable, net	44,287	39,571
Inventories	59,163	55,628
Prepaid expenses	2,286	3,999
Deferred income taxes	12,342	16,476
Other current assets	3,648	4,567

Total current assets	184,251	171,614
Property, plant and equipment, net	60,276	59,215
Goodwill	10,369	9,532
Intangible assets, net	19,141	17,376
Deferred income taxes	14,370	14,297
Other assets	1,599	2,149

	$290,006	$274,183

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,480	$9,878
Accrued expenses and other current liabilities	33,673	29,878
Current portion of long-term obligations	5,878	5,676

Total current liabilities	51,031	45,432
Long-term obligations	14,189	16,586
Deferred income taxes	5,660	6,435
Other liabilities	581	731

Total liabilities	71,461	69,184

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized – 70,000,000; shares issued and outstanding – 32,865,462 in 2003, 32,712,374 in 2002	329	327
Additional paid-in capital	261,584	260,640
Deferred compensation	(2,395)	(3,164)
Accumulated other comprehensive income	9,115	4,283
Accumulated deficit	(50,088)	(57,087)

Total stockholders’ equity	218,545	204,999

	$290,006	$274,183

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$62,152	$50,771	$120,774	$102,477
Cost of sales	17,386	14,234	32,926	28,992

Gross profit	44,766	36,537	87,848	73,485
Operating expenses:
Selling, general and administrative	31,963	26,332	62,268	53,287
Research and development	3,908	2,565	7,443	5,126
Amortization of intangible assets	923	921	1,727	1,774
Stock-based expense[1]	420	457	829	897
Acquired in-process research and development costs (Note 3)	—	—	4,558	—
Arbitration settlement award (Note 11)	—	—	—	(4,200)

Total operating expenses	37,214	30,275	76,825	56,884

Income from operations	7,552	6,262	11,023	16,601
Interest expense, net	312	338	578	772
Other (income) expense, net	(481)	(1,149)	(511)	(1,133)

Income before income taxes	7,721	7,073	10,956	16,962
Provision for income taxes	2,723	1,829	3,957	4,799

Net income	$4,998	$5,244	$6,999	$12,163

Net income per common share (Note 7):
Basic	$0.15	$0.16	$0.21	$0.39

Diluted	$0.15	$0.15	$0.21	$0.36

Weighted-average number of common shares outstanding-basic	32,772	32,447	32,744	31,163

Weighted-average number of common shares outstanding-diluted	34,237	34,839	34,085	33,542

The accompanying notes are an integral part of these consolidated financial statements.

1      Amounts presented include selling, general and administrative expenses of $394 and $429 for the three months ended June 30, 2003 and 2002, respectively, and $777 and $841 for the six months ended June 30, 2003 and 2002, respectively. Amounts presented also include research and development expenses of $26 and $28 for the three months ended June 30, 2003 and 2002, respectively, and $52 and $56 for the six months ended June 30, 2003 and 2002, respectively.

WRIGHT MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2003

	2003	2002

Cash flow from operating activities:
Net income	$6,999	$12,163
Non-cash items included in net income:
Depreciation	6,951	6,518
Amortization of intangible assets	1,727	1,774
Amortization of deferred financing costs	131	131
Deferred income taxes	3,279	4,582
Stock-based expense	829	897
Acquired in-process research and development costs	4,558	—
Other	(147)	133
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,148)	(6,000)
Inventories	(404)	(7,064)
Other current assets	1,418	(789)
Accounts payable	1,051	746
Accrued expenses and other liabilities	2,506	(3,709)

Net cash provided by operating activities	26,750	9,382
Cash flow from investing activities:
Capital expenditures	(6,178)	(8,525)
Purchase of tangible and intangible assets (Note 3)	(7,605)	(2,279)
Other	56	7

Net cash used in investing activities	(13,727)	(10,797)
Cash flow from financing activities:
Issuance of common stock, net of offering costs	776	51,196
Payments of bank and other borrowings	(2,893)	(1,333)

Net cash (used in) provided by financing activities	(2,117)	49,863
Effect of exchange rates on cash and cash equivalents	246	498

Net increase in cash and cash equivalents	11,152	48,946
Cash and cash equivalents, beginning of period	51,373	2,770

Cash and cash equivalents, end of period	$62,525	$51,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$585	$535

Cash paid (received) for income taxes	$78	$(188)

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

2. Basis of Presentation

The unaudited consolidated interim financial statements included in this Form 10-Q have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC.

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

3. Acquisition of Assets

On March 5, 2003, the Company completed an acquisition of certain assets from Gliatech Inc. related to its ADCON® Gel technology for $8.4 million in cash and a royalty contingent upon future product sales. The Company paid $840,000 of the purchase price as a deposit in the fourth quarter of 2002, and $3.4 million in the first quarter of 2003. The remaining $4.2 million was paid upon final receipt of all respective assets in the second quarter of 2003. The following table summarizes the allocation of the purchase price (in thousands):

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$2,257	$2,507
Work-in-process	8,801	8,899
Finished goods	48,105	44,222

	$59,163	$55,628

5. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Notes payable	$15,250	$17,250
Capitalized lease obligations	4,817	5,012

	20,067	22,262
Less: current portion	(5,878)	(5,676)

	$14,189	$16,586

At June 30, 2003, the Company’s senior credit facility consisted of $15.3 million in outstanding term loan borrowings and an unused revolving loan facility of up to $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio. At June 30, 2003, the interest rate on the Company’s borrowings was 2.75%.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the three months ended June 30, 2003 are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2002	$9,532
Foreign currency translation	837

Goodwill at June 30, 2003	$10,369

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Completed technology	$5,224	$664	$3,587	$343
Distribution channels	17,680	6,170	16,138	4,816
Trademarks	657	37	103	10
Other	3,949	1,498	3,670	953

	27,510	$8,369	23,498	$6,122

Less: Accumulated amortization	(8,369)		(6,122)

Intangible assets, net	$19,141		$17,376

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Based on the intangible assets held at June 30, 2003, the Company expects to recognize amortization expense of approximately $3.4 million for the full year of 2003, $3.1 million in 2004, $2.8 million in 2005, $2.8 million in 2006 and $2.5 million in 2007.

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

The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted-average number of common shares outstanding, basic	32,772	32,447	32,744	31,163
Common stock equivalents	1,465	2,392	1,341	2,379

Weighted-average number of common shares outstanding, diluted	34,237	34,839	34,085	33,542

8. Stock Option Plans

At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	In thousands, except per share amounts
Net income, as reported	$4,998	$5,244	$6,999	$12,163
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax effects	244	292	474	569
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(986)	(839)	(1,914)	(1,607)

Pro forma net income	$4,256	$4,697	$5,559	$11,125

Income per share:
Basic, as reported	$0.15	$0.16	$0.21	$0.39

Basic, pro forma	$0.13	$0.14	$0.17	$0.36

Diluted, as reported	$0.15	$0.15	$0.21	$0.36

Diluted, pro forma	$0.13	$0.14	$0.17	$0.34

Nonemployee stock-based compensation is accounted for in accordance with SFAS No. 123.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. Comprehensive income for the Company includes net income and foreign currency translation, which is charged or credited to the cumulative translation account within stockholders’ equity. Comprehensive income for the three and six month periods ended June 30, 2003 and 2002, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$4,998	$5,244	$6,999	$12,163
Changes in foreign currency translation	2,929	5,862	4,832	5,189

Comprehensive income	$7,927	$11,106	$11,831	$17,352

10. New Pronouncements

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

The Company has applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” for the three and six month periods ended June 30, 2003 and 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25.

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will apply the provisions of SFAS No. 149 prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

11. Arbitration Settlement Award

During the first quarter of 2002, the Company received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, the Company received $4.2 million in cash in April 2002, which was recorded within income from operations in the first quarter of 2002.

12. Commitments and Contingencies

In July 2002, the Company, in resolution of an intellectual property dispute, entered into a license agreement that, among other things, provides for a payment of up to $1.25 million if certain conditions are satisfied by February 10, 2004. Management believes that the occurrence of those conditions within the specified timeframe and the consequential payment of any amount is not probable of occurring. Accordingly, no provision has yet been made for this contingency.

In July 2002, the Company purchased assets consisting primarily of developed technology for $3.0 million. Of this purchase price, $1.5 million was paid upon signing the agreement, and $1.5 million is due once certain conditions are satisfied. In 2003, the seller filed suit for payment of the additional $1.5 million; however, the Company does not believe that the contractual conditions for payment have been met. The Company continues to provide for the second payment of $1.5 million within accrued expenses at June 30, 2003.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of results of operations and financial condition, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 1 of this report to help provide an understanding of our financial condition, changes in financial condition, and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of our business, and may include discussion of significant transactions which we believe are important in understanding our overall financial condition and results of operations.

•	Net sales and expense components. This section provides a description of each line item on the consolidated statement of operations contained in Item 1 of this report.

•	Results of operations. This section provides an analysis of our results of operations for the two periods presented in the consolidated statement of operations contained in Item 1 of this report.

•	Quarterly results of operations. This section provides a summarization of our unaudited operating results for the first two quarters of 2003 and each of the four quarters in 2002.

•	Seasonality. This section describes the seasonality of our business.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of June 30, 2003.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and that require us to exercise subjective or complex judgments in their application.

•	Impact of recently issued accounting pronouncements. This section discusses recently issued accounting pronouncements and their impact, expected or actual, on our consolidated financial statements.

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

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada, Japan and across Europe. Our global distribution system currently consists of a sales force of more than 500 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 260 exclusive independent distributors and sales representatives in the U.S., and approximately 300 sales representatives internationally who are employed through a combination of our stocking distribution partners and direct sales offices. Net sales in our international markets approximated 40% of our total net sales in the first six months of 2003. No single foreign country accounted for more than 10% of our total net sales in the year ended December 31, 2002; however, total sales in Italy represented approximately 10% of our total net sales in the first six months of 2003. Italy and France together represented approximately 18% of our total net sales in the first six months of 2003 and 16% of our total net sales in 2002.

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

The following table sets forth our net sales by geographic area and product line for the three and six month periods ended June 30, 2003 and 2002, respectively, expressed as a dollar amount and as a percentage of total net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

In thousands:	2003	2002	2003	2002

Geographic
Domestic	$37,494	$31,200	$72,574	$62,114
International	24,658	19,571	48,200	40,363

Total net sales	$62,152	$50,771	$120,774	$102,477

As a percentage of total net sales:
Domestic	60.3%	61.5%	60.1%	60.6%
International	39.7%	38.5%	39.9%	39.4%

Total net sales	100.0%	100.0%	100.0%	100.0%

Product Line
Knee products	$19,755	$18,207	$39,419	$37,510
Hip products	19,502	14,743	37,192	28,983
Extremity products	7,805	6,189	15,235	12,884
Bio-orthopaedic materials	12,275	9,406	23,684	18,568
Other	2,815	2,226	5,244	4,532

Total net sales	$62,152	$50,771	$120,774	$102,477

As a percentage of total net sales:
Knee products	31.8%	35.9%	32.7%	36.6%
Hip products	31.4%	29.0%	30.8%	28.3%
Extremity products	12.6%	12.2%	12.6%	12.6%
Bio-orthopaedic materials	19.7%	18.5%	19.6%	18.1%
Other	4.5%	4.4%	4.3%	4.4%

Total net sales	100.0%	100.0%	100.0%	100.0%

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

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries, sales commissions, royalty expenses and consulting costs associated with our medical advisors, marketing costs, facility costs, other general business and administrative expenses and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products. These surgical instruments are depreciated over their estimated useful life of 1 to 6 years. We expect that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any further growth in net sales drives commissions and royalties, as we incur anticipated increased premiums for certain of our insurance programs, and as we continue to add infrastructure to support our expected business growth and public company requirements. However, we expect these expenses as a historical percentage of net sales to eventually decrease as we leverage our infrastructure additions.

Research and Development. Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. We anticipate that our research and development expenditures will increase in absolute dollars in future periods as we continue to increase our investment in product development initiatives, and as we incur increased costs to submit Premarket Approval Applications to the United States Food and Drug Administration, or FDA. Research and development expenses as a percentage of net sales are not expected to decrease in future periods and may increase.

Amortization of Intangibles. Intangible assets consist of purchased intangibles principally related to completed technology, distribution channels and trademarks. Purchased intangibles are amortized over periods ranging from 1 to 15 years.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment at least annually (absent any impairment indicators) during our fourth quarter. Based upon the intangible assets held at June 30, 2003, we expect to amortize purchased intangibles approximately $3.4 million in 2003, $3.1 million in 2004, $2.8 million in 2005, $2.8 million in 2006 and $2.5 million in 2007.

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

Based upon the stock-based awards outstanding at June 30, 2003 and assuming the continuation of the current accounting treatment of stock-based expense allowed under SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 25, we expect that approximately $1.7 million in 2003, $1.4 million in 2004, $400,000 in 2005, and minimal amounts in 2006 and 2007 will be recognized as non-cash stock-based expense.

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

A summary of the estimates used to calculate the net cash flows for the project is as follows:

	Year When Material Net	Discount Rate including
	Cash In-Flows Expected	factor to account for
Project	to Begin	uncertainty of success	Acquired IPRD

ADCON® Gel	2004	32.3%	$4,558,000

The ADCON® Gel products are designed to reduce adhesion formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve (ADCON®-T/N Gel) procedures, which cause post-operative pain.

Both ADCON®-L Gel and ADCON®-T/N Gel are commercially available internationally, but are currently not available for sale in the U.S. ADCON®-L Gel had received the FDA Premarket Approval Application approval in mid-1998. In December 2000 the FDA determined that the provisions of the FDA Application Integrity Policy, or AIP, would be applied to Gliatech due to violations of Good Clinical Practices in the conduct, analysis, and reporting of data specific to the U.S. Clinical Study of ADCON®-L Gel. Recently, the FDA lifted the AIP status of Gliatech, which will allow us, as the new owner, to present the FDA with the clinical data needed to return ADCON®-L Gel to the U.S. market. A clinical study will be required to enter the U.S. market with ADCON®-T/N Gel.

We plan to use our existing cash to develop the purchased in-process research and development into commercially viable products. This development consists primarily of the completion of all clinical evaluation testing activities and regulatory approvals that are necessary to establish the safety and efficacy of the product and to market it in the U.S. Bringing the purchased in-process research and development to market also includes testing the products for compatibility and interoperability with commercially viable products. Due to the aforementioned history of the ADCON® Gel products with the FDA, we are unable to estimate the extent of research and development activities that will be necessary to develop these products into commercially viable products. We anticipate that ADCON®-L Gel and ADCON®-T/N Gel will be available for sale in the U.S. market in 2004 and 2006, respectively.

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

Interest Expense, Net. Interest expense consists primarily of interest associated with borrowings outstanding under our senior credit facilities, offset partially by interest income on invested cash balances of approximately $322,000 and $343,000 for the first six months of 2003 and 2002, respectively. Interest expense includes $131,000 for the first six months of both 2003 and 2002, of non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. We expect the amortization of deferred financing costs to approximate $261,000 annually over the remaining term of our senior credit facility.

Other (Income) Expense, Net. Other (income) expense typically consists primarily of net gains and losses resulting from foreign currency fluctuations. We expect other expense and income to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

Provision for Income Taxes. Our cash payment of income taxes to date has generally been limited to tax on earnings generated by certain of our foreign operations, principally in Europe. Domestically, we have incurred no federal income tax liability in recent years. At December 31, 2002, we had net domestic operating loss carryforwards of approximately $44.5 million, which expire in 2009 through 2021, and $29.3 million of international net operating loss carryforwards, which expire in 2003 through 2010. Generally, we are limited in the amount of net operating loss carryforwards which can be utilized in any given year. Additionally, we had domestic general business credit carryforwards of approximately $1.8 million, which expire in 2007 through 2016.

Our United States federal net operating loss carryforwards are subject to certain annual limitations, and due to these limitations, some of our net operating losses may expire unused. The valuation allowance at June 30, 2003 is for a portion of our deferred tax assets for United States income tax purposes and a portion of our deferred tax assets for foreign income tax purposes. We will continue to assess the realization of the remainder of our deferred tax assets and adjust the related valuation allowance as necessary.

Due to the completion of a tax planning project during the quarter ended June 30, 2003, the effective tax rate on income before income taxes decreased from 38.1% in the first quarter of 2003 to 35.3% and 36.1% for the three and six months ended June 30, 2003, respectively. The effective tax rate on income before income taxes for the remainder of 2003 is expected to be consistent with the year to date rate of 36.1%. In future years, we expect our effective tax rate to be closer to our statutory tax rates which are in the range of 38% to 39%.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	(unaudited)				(unaudited)

	2003		2002		2003		2002

	Amount	% of sales	Amount	% of sales	Amount	% of sales	Amount	% of sales

Net sales	$62,152	100.0%	$50,771	100.0%	$120,774	100.0%	$102,477	100.0%
Cost of sales	17,386	28.0%	14,234	28.0%	32,926	27.3%	28,992	28.3%

Gross profit	44,766	72.0%	36,537	72.0%	87,848	72.7%	73,485	71.7%
Selling, general and administrative	31,963	51.4%	26,332	51.9%	62,268	51.6%	53,287	52.0%
Research and development	3,908	6.3%	2,565	5.1%	7,443	6.2%	5,126	5.0%
Amortization of intangible assets	923	1.5%	921	1.8%	1,727	1.4%	1,774	1.7%
Stock-based expense	420	0.7%	457	0.9%	829	0.7%	897	0.9%
Acquired in-process research and development costs	—	—	—	—	4,558	3.8%	—	—
Arbitration settlement award	—	—	—	—	—	—	(4,200)	(4.1)%

Total operating expenses	37,214	59.9%	30,275	59.6%	76,825	63.6%	56,884	55.5%

Income from operations	7,552	12.2%	6,262	12.3%	11,023	9.1%	16,601	16.2%
Interest expense, net	312	0.5%	338	0.7%	578	0.5%	772	0.8%
Other (income) expense, net	(481)	(0.8)%	(1,149)	(2.3)%	(511)	(0.4)%	(1,133)	(1.1)%

Income before income taxes	7,721	12.4%	7,073	13.9%	10,956	9.1%	16,962	16.6%
Provision for income taxes	2,723	4.4%	1,829	3.6%	3,957	3.3%	4,799	4.7%

Net Income	$4,998	8.0%	$5,244	10.3%	$6,999	5.8%	$12,163	11.9%

Comparison of three months ended June 30, 2003 to three months ended June 30, 2002

Net Sales. Net sales totaled $62.2 million in the three months ended June 30, 2003, compared to $50.8 million in the three months ended June 30, 2002, representing an increase of $11.4 million, or 22%. This increase resulted from sales growth in all major product categories, and included a favorable foreign currency impact related to international net sales totaling approximately $3.4 million.

Knee sales increased approximately $1.5 million, or 9%, in the three months ended June 30, 2003 compared to the corresponding period in 2002. This increase is due to international sales growth, particularly in Europe. Domestic knee sales remained relatively constant as compared to the second quarter of 2002. Hip sales increased approximately $4.8 million, or 32%, in the second quarter of 2003 compared to the second quarter of 2002. This increase is attributable to several factors, including the continued sales growth of our LINEAGE® Acetabular System and our PROFEMUR™ products, both of which reflect the success from the launch of our LINEAGE® ceramic-on-ceramic hip system in the first quarter 2003. Additionally, the continued success of our CONSERVE® Total Hip System with BFH™ technology (big femoral head), also launched in the first quarter of 2003, and growth of our ANCA-FIT™ Hip System sold in our international markets contributed to the growth rate of our hip sales as compared to the respective year-ago period. Extremity sales increased approximately $1.6 million, or 26%, in the three months ended June 30, 2003 compared to the corresponding period in 2002. Increased extremity sales are due to sales growth of our small joint implant products, as well as the continued

growth in sales of our EVOLVE® Modular Radial Head System and our foot and ankle products. Bio-orthopaedic product sales increased approximately $2.9 million or 31%, for the second quarter of 2003 compared to the second quarter of 2002. This increase is primarily due to sales of our GRAFTJACKET™ Regenerative Membrane, introduced in the third quarter of 2002, international sales of the ADCON® Gel products, which we began selling in certain international markets in the second quarter of 2003, sales growth of our OSTEOSET® Resorbable Bead Kits, and sales growth of our MIIG® (Minimally Invasive Injectable Graft) system, introduced in the second quarter of 2002.

In the second quarter of 2003, domestic net sales totaled $37.5 million, or 60% of our total net sales, compared to $31.2 million in the second quarter of 2002, or 61% of total net sales. International sales totaled $24.7 million in the second quarter of 2003, including the aforementioned favorable currency impact of approximately $3.4 million, compared to $19.6 million in the second quarter of 2002.

Cost of Sales. Cost of sales as a percentage of net sales was 28% in both the second quarter of 2003 and 2002.

Selling, General and Administrative. Selling, general and administrative expenses, exclusive of stock-based expense, increased approximately $5.6 million, or 21%, from $26.3 million in the second quarter of 2002, to $32.0 million in the second quarter of 2003. The increase was primarily attributable to increased commissions resulting from domestic sales growth, an increase in royalties as a result of an approximate $800,000 recovery related to the resolution of a royalty matter in the second quarter of 2002, increased sales and marketing costs primarily due to unfavorable currency impacts, and increased insurance expenses as a result of higher premiums. Including stock-based expense, selling, general and administrative expenses increased approximately $5.6 million, or 21% when compared to the second quarter of 2002.

Research and Development. Research and development expenses, exclusive of stock-based expense, increased $1.3 million, or 52%, from $2.6 million in the second quarter of 2002 to $3.9 million in the second quarter of 2003. This increase was primarily the result of a heightened level of clinical activity as compared to the respective year-ago period. Including stock-based expense, research and development expenses increased $1.3 million, or 52% when compared to the second quarter of 2002.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets remained relatively static in a year-over-year comparison of second quarter amortization expense. The reduction of intangibles in 2002 resulting from our reduction of the valuation allowance against our deferred tax assets was offset by additional amortization related to the acquisition of new technological intangibles in 2002 and 2003. Amortization in 2003 was primarily attributable to intangible assets resulting from our acquisition of Cremascoli in December 1999. In 2002, amortization was primarily attributable to the Cremascoli acquisition and intangible assets resulting from our recapitalization in December 1999.

Stock-based Expense. Stock-based expense totaled $420,000 in the second quarter of 2003, consisting of non-cash charges of $371,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $49,000 of other stock-based expenses. Stock-based expense totaled $457,000 in the second quarter of 2002, consisting of non-cash charges of $396,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $61,000 of other stock-based expenses.

Interest Expense, Net. Interest expense, net, totaled $312,000 in the second quarter of 2003 and $338,000 in the same period of 2002. The decrease in net interest expense is primarily the result of reduced interest rates and a lower principal balance on our outstanding loan.

Other (Income) Expense, Net. Other (income) expense, net, totaled $481,000 and $1.1 million of income in the second quarter of 2003 and 2002, respectively. These amounts primarily consisted of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded a tax provision of $2.7 million and $1.8 million in the second quarter of 2003 and 2002, respectively. The differences between our effective tax rate and applicable statutory rates are primarily due to certain nondeductible expenses, permanent book versus tax differences and, for the three month period ended June 30, 2002, changes in the valuation allowance related to our deferred tax assets.

Comparison of six months ended June 30, 2003 to six months ended June 30, 2002

Net Sales. Net sales totaled $120.8 million in the six months ended June 30, 2003, compared to $102.5 million in the six months ended June 30, 2002, representing an increase of $18.3 million, or 18%. This increase resulted from sales growth in all major product categories, which was benefited by a favorable foreign currency impact on 2003 net sales totaling approximately $6.6 million.

Knee sales increased approximately $1.9 million, or 5%, in the six months ended June 30, 2003 compared to the corresponding period in 2002. This increase is due to international sales growth, particularly in Europe, offset by a slight decline in domestic sales which is attributed primarily to distributor changes during the second half of 2002. Hip sales increased approximately $8.2 million, or 28%, in the first six months of 2003 compared to the first six months of 2002. This increase is attributable to several factors including the continued sales growth of our LINEAGE® Acetabular System and growth of our PROFEMUR™ products, both of which reflect the exceptional success from the launch of our LINEAGE® ceramic-on-ceramic hip system in the first quarter 2003. Additionally, growth of our ANCA-FIT™ Hip System sold in our international markets and the continued success of our CONSERVE® Total Hip System with BFH™ technology (big femoral head), launched in the first quarter of 2003, contributed to the growth rate of our hip sales as compared to the respective year-ago period. Extremity sales increased approximately $2.4 million, or 18%, in the six months ended June 30, 2003 compared to the corresponding period in 2002. Increased extremity sales are primarily due to the continued growth in sales of our EVOLVE® Modular Radial Head System and our foot and ankle products, as well as sales growth of our small joint implant products. Bio-orthopaedic product sales increased approximately $5.1 million, or 28%, for the first six months of 2003 compared to the first six months of 2002. This increase is primarily due to sales of our MIIG® (Minimally Invasive Injectable Graft) system, introduced in the second quarter of 2002, sales of our GRAFTJACKET™ Regenerative Membrane, introduced in the third quarter of 2002, sales growth of our OSTEOSET® Resorbable Bead Kits, sales of the ADCON® Gel products, which we began selling in certain international markets in the second quarter of 2003, and increased sales of our ALLOMATRIX® line of bone graft putty products.

In the first six months of 2003, domestic net sales totaled $72.6 million, or 60% of our total net sales, compared to $62.1 million in the first six months of 2002, or 61% of total net sales. International sales totaled $48.2 million in the first six months of 2003, including the aforementioned positive currency impact of approximately $6.6 million when compared to prior period, and $40.4 million in the first six months of 2002.

Cost of Sales. Cost of sales as a percentage of net sales decreased from 28% in the first six months of 2002 to 27% in the first six months of 2003. This decrease is due to improved margins resulting from favorable shifts in sales composition toward our faster-growing and more profitable bio-orthopaedics and extremity lines and price increases.

Selling, General and Administrative. Selling, general and administrative expenses, exclusive of stock-based expense, increased approximately $9.0 million, or 17%, from $53.3 million in the first six months of 2002, to $62.3 million in the first six months of 2003. The increase was primarily attributable to increased commissions resulting from domestic sales growth, increased sales and marketing costs associated with unfavorable currency impacts, increased insurance expenses as a result of higher premiums, and an increase in royalties as a result of an approximate $800,000 recovery related to the resolution of a royalty matter in the second quarter of 2002. Including stock-based expense, selling, general and administrative expenses increased approximately $8.9 million, or 16% when compared to the first six months of 2002.

Research and Development. Research and development expenses, exclusive of stock-based expense, increased $2.3 million, or 45%, from $5.1 million in the first six months of 2002 to $7.4 million in the first six months of 2003. This increase was primarily the result of a heightened level of clinical activity as compared to the respective year-ago period. Including stock-based expense, research and development expenses increased $2.3 million or 45% when compared to the first six months of 2002.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets decreased $47,000, or 3%, from the first six months of 2002 to the first six months of 2003. The decrease in amortization expense is primarily due to the reduction of intangibles in 2002 resulting from our reduction of the valuation allowance against our deferred tax assets, partially offset by additional amortization related to the acquisition of new technological intangibles in 2002 and 2003. Amortization in 2003 was primarily attributable to intangible assets resulting from our acquisition of Cremascoli in December 1999. In 2002, amortization was primarily attributable to the Cremascoli acquisition and intangible assets resulting from our recapitalization in December 1999.

Stock-based Expense. Stock-based expense totaled $829,000 in the first six months of 2003, consisting of non-cash charges of $745,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $84,000 of other stock-based expenses. Stock-based expense totaled $897,000 in the first six months of 2002, consisting of non-cash charges of $793,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $104,000 of other stock-based expenses.

Acquired In-Process Research And Development Costs. During the first quarter of 2003, we acquired certain assets related to the ADCON® Gel technology. Approximately $4.6 million of the purchase price was expensed immediately as acquired in-process research and development costs.

Arbitration Settlement Award. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations for the six months ended June 30, 2002.

Interest Expense, Net. Interest expense, net, totaled $578,000 in the first six months of 2003 and $772,000 in the same period of 2002. The decrease in net interest expense is the result of our use of the proceeds from our March 2002 follow-on offering to invest in interest-bearing securities, reduced interest rates, and a lower principal balance on our outstanding loan.

Other (Income) Expense, Net. Other (income) expense, net, totaled $511,000 and $1.1 million of income in the first six months of 2003 and 2002, respectively. These amounts primarily consisted of gains and losses resulting from foreign currency fluctuations. In 2003, the net currency gains were partially offset by losses on the disposal of instruments.

Provision for Income Taxes. We recorded a tax provision of $4.0 million and $4.8 million in the first six months of 2003 and 2002, respectively. The differences between our effective tax rate and applicable statutory rates are primarily due to certain nondeductible expenses, permanent book versus tax differences and, for the six month period ended June 30, 2002, changes in the valuation allowance related to our deferred tax assets.

Quarterly Results of Operations

The following table presents a summary of our quarterly operating results for each of the four quarters in 2002 and the first two quarters of 2003. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in our annual report on Form 10-K for the year ended December 31, 2002, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002				2003
	(unaudited)				(unaudited)

In thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter

Net sales	$51,706	$50,771	$46,086	$52,310	$58,622	$62,152
Cost of sales	14,758	14,234	11,976	14,648	15,540	17,386

Gross profit	36,948	36,537	34,110	37,662	43,082	44,766
Operating expenses:
Selling, general and administrative	26,955	26,332	26,338	27,250	30,305	31,963
Research and development	2,561	2,565	2,763	2,468	3,535	3,908
Amortization of intangible assets	853	921	1,076	1,096	804	923
Stock-based expense	440	457	419	408	409	420
Acquired in-process research and development costs	—	—	—	—	4,558	—
Arbitration settlement award	(4,200)	—	—	—	—	—

Total operating expenses	26,609	30,275	30,596	31,222	39,611	37,214

Income from operations	$10,339	$6,262	$3,514	$6,440	$3,471	$7,552

Seasonality

Our net sales are subject to seasonality. Primarily because of the European holiday schedule during the summer months, we traditionally experience lower sales volumes in these months than throughout the rest of the year.

Liquidity and Capital Resources

We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.

Our senior credit facility, which we entered into on August 1, 2001, consists of $15.3 million in outstanding term loan borrowings and an unused revolving loan facility of up to $60 million. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio.

At June 30, 2003 we had cash and cash equivalents totaling approximately $62.5 million, working capital totaling $133.2 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.7 million. We generated approximately $26.8 million of cash from operating activities during the first six months of 2003 compared to $9.4 million during the same period in 2002. Operating cash flows for the first six months of 2002 were negatively affected by approximately $4.2 million of costs associated with certain international distributorship transitions, and favorably affected by the receipt of a $4.2 million arbitration settlement award. Additionally, we made significant investments in new product inventory during the first quarter of 2002 which negatively impacted operating cash flows in the first half of 2002 as compared to the first half of 2003.

Capital expenditures totaled approximately $6.2 million for the six months ended June 30, 2003. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $22 million in total for 2003, approximately $4 million of which we anticipate will be used in the continued implementation process of our enterprise computer system, approximately $2 million of which we anticipate will be used in the construction of a new administration building in Arlington, TN, and $16 million of which we anticipate will be used for routine recurring capital expenditures, including instruments.

We used $7.6 million during the six months ended June 30, 2003 to purchase tangible assets, intangible assets, and in-process research and development related to the ADCON® Gel technology. We are constantly evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended December 31, 2002. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our most significant accounting judgments and estimates are further discussed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002. There have been no material developments occurring within these financial estimates since December 31, 2002.

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

We have applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” for the three and six month periods ended June 30, 2003 and 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, we continue to account for stock options under APB Opinion No. 25.

We adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We will apply the provisions of SFAS No. 149 prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, results of operations, or cash flows.

We adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. At June 30, 2003, we had borrowings of $15.3 million outstanding under our credit facility, which are subject to a variable rate, with a current rate of 2.75%. Based on this debt level, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $153,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 40% and 31% of our total net sales were denominated in foreign currencies during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same currency, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro, and the U.S. dollar and the yen. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future. Based on our overall exposure for foreign currency at June 30, 2003, an adverse change of 10% in foreign currency rates would reduce our non-operating income by approximately $1.0 million.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within such entities, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2003 Annual Meeting of Stockholders on May 13, 2003. Our stockholders voted on three proposals at the meeting.

     Our stockholders elected six directors to serve on our Board of Directors for a term of one year. The tabulation of votes with respect to each director nominee was as follows:

Nominee	For	Withheld

James T. Treace	29,744,267	419,204
F. Barry Bays	25,100,879	5,062,592
Richard B. Emmitt	29,771,613	1,391,858
James E. Thomas	29,948,217	215,254
Thomas E. Timbie	29,948,217	215,254
Elizabeth H. Weatherman	29,744,267	419,204

There were no broker non-votes on the proposal to elect directors.

     Our stockholders approved the amendment to our Amended and Restated 1999 Equity Incentive Plan to increase by 2,000,000 the number of shares of common stock available for awards thereunder. There were 18,205,016 votes for, 9,731,002 votes against, 3,859 votes abstaining from, and no broker non-votes on the proposal.

     Our stockholders ratified the appointment of KPMG LLP as our independent auditor for the year ending December 31, 2003. There were 30,090,966 votes for, 68,630 against, 3,875 votes abstaining from, and no broker non-votes on the proposal.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc.*
2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.**
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc.*
3.2	Amended and Restated Bylaws of Wright Medical Group, Inc.*
4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc.*
4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc.*
4.3	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. *
4.4	Form of Common Stock certificate.*
4.5	Form of Warrant.*
10.1	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent***, as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto, and Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto.
10.2	Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”).*
10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan.*
10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan.*
10.5	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan.*
10.6	Form of Sales Representative Award Agreement pursuant to the 1999 Plan.*
10.7	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers.*
10.8	Employment Agreement dated as of January 31, 2003, between Wright Medical Technology, Inc. and F. Barry Bays.*
10.9	Employment Agreement dated as of December 11, 2000, between Wright Medical Technology, Inc. and John K. Bakewell.*
10.10	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis.*
11	Computation of earnings per share (included in Note 7 of the Notes to Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, continued

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

**	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

***	Incorporated by reference to the Company’s current report on Form 8-K filed August 3, 2001.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, we filed with the SEC a current report on Form 8-K on April 28, 2003, regarding our first quarter earnings release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2003.

WRIGHT MEDICAL GROUP, INC.

By:	/s/ F. Barry Bays

F. Barry Bays President and Chief Executive Officer

By:	/s/ John. K. Bakewell

John K. Bakewell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)