Form 10-Q
period 2003-09-30
WRIGHT MEDICAL GROUP INC
filed 2003-11-12
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

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

     As of November 6, 2003, a total of 32,990,313 shares of common stock, par value $.01 per share, of the registrant were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,187	$51,373
Accounts receivable, net	45,267	39,571
Inventories	61,166	55,628
Prepaid expenses	6,487	3,999
Deferred income taxes	10,555	16,476
Other current assets	2,772	4,567

Total current assets	191,434	171,614
Property, plant and equipment, net	61,553	59,215
Goodwill	10,493	9,532
Intangible assets, net	18,639	17,376
Deferred income taxes	14,609	14,297
Other assets	1,516	2,149

	$298,244	$274,183

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,657	$9,878
Accrued expenses and other current liabilities	35,965	29,878
Current portion of long-term obligations	5,778	5,676

Total current liabilities	53,400	45,432
Long-term obligations	13,828	16,586
Deferred income taxes	5,719	6,435
Other liabilities	505	731

Total liabilities	73,452	69,184

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized – 70,000,000; shares issued and outstanding – 32,957,830 in 2003, 32,712,374 in 2002	330	327
Additional paid-in capital	262,322	260,640
Deferred compensation	(2,014)	(3,164)
Accumulated other comprehensive income	10,591	4,283
Accumulated deficit	(46,437)	(57,087)

Total stockholders’ equity	224,792	204,999

	$298,244	$274,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$59,268	$46,086	$180,042	$148,563
Cost of sales	15,453	11,976	48,379	40,968

Gross profit	43,815	34,110	131,663	107,595
Operating expenses:
Selling, general and administrative	32,292	26,338	94,560	79,625
Research and development	4,397	2,763	11,840	7,889
Amortization of intangible assets	900	1,076	2,627	2,850
Stock-based expense[1]	482	419	1,311	1,316
Acquired in-process research and development costs (Note 2)	—	—	4,558	—
Arbitration settlement award (Note 8)	—	—	—	(4,200)

Total operating expenses	38,071	30,596	114,896	87,480

Income from operations	5,744	3,514	16,767	20,115
Interest expense (income), net	274	(79)	852	693
Other (income) expense, net	(155)	145	(666)	(988)

Income before income taxes	5,625	3,448	16,581	20,410
Provision for income taxes	1,974	926	5,931	5,725

Net income	$3,651	$2,522	$10,650	$14,685

Net income per common share (Note 6):
Basic	$0.11	$0.08	$0.32	$0.46

Diluted	$0.11	$0.07	$0.31	$0.43

Weighted-average number of common shares outstanding-basic	32,932	32,496	32,807	31,612

Weighted-average number of common shares outstanding-diluted	34,695	34,745	34,378	34,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

1 Amounts presented include selling, general and administrative expenses of $455 and $392 for the three month periods ended September 30, 2003 and 2002, respectively, and $1,232 and $1,233 for the nine month periods ended September 30, 2003 and 2002, respectively. Amounts presented also include research and development expenses of $27 for both of the three month periods ended September 30, 2003 and 2002 and $79 and $83 for the nine month periods ended September 30, 2003 and 2002, respectively.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$10,650	$14,685
Non-cash items included in net income:
Depreciation	10,317	10,083
Amortization of intangible assets	2,627	2,850
Amortization of deferred financing costs	196	196
Deferred income taxes	5,170	5,401
Stock-based expense	1,311	1,316
Acquired in-process research and development costs	4,558	—
Other	(51)	367
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,606)	(2,450)
Inventories	(1,955)	(11,559)
Other current assets	(1,826)	(3,327)
Accounts payable	1,174	455
Accrued expenses and other liabilities	4,503	(5,236)

Net cash provided by operating activities	34,068	12,781
Investing activities:
Capital expenditures	(10,658)	(13,290)
Purchase of tangible and intangible assets (Note 2)	(7,779)	(3,629)
Other	68	—

Net cash used in investing activities	(18,369)	(16,919)
Financing activities:
Issuance of common stock, net of offering costs	1,204	51,311
Payments of bank and other borrowings	(3,358)	(1,630)

Net cash (used in) provided by financing activities	(2,154)	49,681
Effect of exchange rates on cash and cash equivalents	269	524

Net increase in cash and cash equivalents	13,814	46,067
Cash and cash equivalents, beginning of period	51,373	2,770

Cash and cash equivalents, end of period	$65,187	$48,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full fiscal year. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has applied the provisions of SFAS No. 149 prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” Interpretation No. 45 elaborates on the disclosures a guarantor must make in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 apply to guarantees issued or modified after December 31, 2002. To date the Company has not entered into or modified any such guarantees.

The Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” effective February 1, 2003. Interpretation No. 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the VIE under certain circumstances. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of Interpretation No. 46 did not have any impact on the Company’s financial position, results of operations, or cash flows.

STOCK OPTION PLANS

At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

1. Summary of Significant Accounting Policies (continued)

the fair market value of the stock exceeds the exercise price of the stock option at the date of grant. Nonemployee stock-based compensation is accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	In thousands, except per share amounts
Net income, as reported	$3,651	$2,522	$10,650	$14,685
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	239	284	713	853
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,031)	(922)	(2,945)	(2,529)

Pro forma net income	$2,859	$1,884	$8,418	$13,009

Income per share:
Basic, as reported	$0.11	$0.08	$0.32	$0.46

Basic, pro forma	$0.09	$0.06	$0.26	$0.41

Diluted, as reported	$0.11	$0.07	$0.31	$0.43

Diluted, pro forma	$0.08	$0.05	$0.25	$0.39

2. Acquisition of Assets

On March 5, 2003, the Company completed an acquisition of certain assets from Gliatech Inc. related to its ADCON® Gel technology for $8.4 million in cash and a royalty contingent upon future product sales. The Company paid $840,000 of the purchase price as a deposit in the fourth quarter of 2002, and $3.4 million in the first quarter of 2003. The remaining $4.2 million was paid in the second quarter of 2003 upon final receipt of all assets. The following table summarizes the allocation of the purchase price (in thousands):

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$2,334	$2,507
Work-in-process	9,322	8,899
Finished goods	49,510	44,222

	$61,166	$55,628

4. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Notes payable	$15,250	$17,250
Capital lease obligations	4,356	5,012

	19,606	22,262
Less: current portion	(5,778)	(5,676)

	$13,828	$16,586

At September 30, 2003, the Company’s senior credit facility consisted of $15.3 million in outstanding term loan borrowings and an unused revolving loan facility of up to $60 million. The interest rate on these borrowings was 2.75%. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the nine months ended September 30, 2003 are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2002	$9,532
Foreign currency translation	961

Goodwill at September 30, 2003	$10,493

The components of the Company’s identifiable amortizing intangible assets are as follows (in thousands):

	September 30, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Completed technology	$5,233	$835	$3,587	$343
Distribution channels	17,908	6,700	16,138	4,816
Trademarks	657	56	103	10
Other	4,248	1,816	3,670	953

	28,046	$9,407	23,498	$6,122

Less: Accumulated amortization	(9,407)		(6,122)

Intangible assets, net	$18,639		$17,376

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Goodwill and Intangible Assets (continued)

Based on the intangible assets held at September 30, 2003, the Company expects to recognize amortization expense of approximately $3.5 million for the full year of 2003, $3.2 million in 2004, $3.0 million in 2005, $3.0 million in 2006, and $2.7 million in 2007.

6. Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents which, for the periods presented herein, consist of stock options and warrants. The dilutive effect of such instruments is calculated using the treasury-stock method.

The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted-average number of common shares outstanding, basic	32,932	32,496	32,807	31,612
Common stock equivalents	1,763	2,249	1,571	2,413

Weighted-average number of common shares outstanding, diluted	34,695	34,745	34,378	34,025

7. Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. Comprehensive income for the Company includes net income and foreign currency translation, which is charged or credited to the cumulative translation account within stockholders’ equity. Comprehensive income for the three and nine month periods ended September 30, 2003 and 2002, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$3,651	$2,522	$10,650	$14,685
Changes in foreign currency translation	1,476	(424)	6,308	4,765

Comprehensive income	$5,127	$2,098	$16,958	$19,450

8. Arbitration Settlement Award

During the first quarter of 2002, the Company received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, the Company received $4.2 million in cash in April 2002, which was recorded within income from operations in the first quarter of 2002.

9. Commitments and Contingencies

In July 2002, the Company, in resolution of an intellectual property dispute, entered into a license agreement that, among other things, provides for the Company to make a payment of up to $1.25 million if certain conditions are satisfied by February 10, 2004. Management believes that the occurrence of those conditions within the specified timeframe and the consequential payment of any amount is not probable. Accordingly, no provision has been made for this contingency.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. Commitments and Contingencies (continued)

In July 2002, the Company purchased assets consisting primarily of developed technology for $3.0 million. Of this purchase price, $1.5 million was paid upon signing the agreement, and $1.5 million is due once certain conditions are satisfied. In 2003, the seller filed suit for payment of the additional $1.5 million; however, the Company does not believe that the contractual conditions for payment have been met. The Company continues to provide for the second payment of $1.5 million within accrued expenses at September 30, 2003.

10. Other Events

During the third quarter of 2003, the Company received a warning letter from the United States Food and Drug Administration (“FDA”) related to the process documentation of certain ceramic hip liner components manufactured prior to February 2002. The Company has complied with the FDA’s directives, including the retrieval of all such unused components from its U.S. distribution system and notification to physicians with respect to the limited number of such components previously sold and implanted in the U.S. subsequent to the FDA approval of the ceramic-on-ceramic bearing for use with the TRANSCEND® Acetabular System. The Company anticipates that no further action on its part will be required related to this matter. All ceramic hip components currently available in the Company’s U.S. distribution system have been manufactured to comply with the regulatory requirements referenced by the FDA’s letter. The impact of the warning letter has had no material impact to the Company’s operations or results. The Company does not anticipate any future impact with respect to its ability to supply ceramic hip components as a result of this regulatory matter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Overview

We are a global orthopaedic device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, and to provide other biological solutions for surgeons and their patients. We have been in business for over fifty years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.

Our corporate headquarters and United States (“U.S.”) operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France, research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada, Japan and across Europe. Our global distribution system currently consists of a sales force of more than 500 persons that market our products to orthopaedic surgeons and hospitals. We have approximately 280 exclusive independent distributors and sales representatives in the U.S., and approximately 300 sales representatives internationally who are employed through a combination of our stocking distribution partners and direct sales offices. Net sales in our international markets approximated 38% of our total net sales in the first nine months of 2003. No single foreign country accounted for more than 10% of our total net sales in the first nine months of 2003 or the year ended December 31, 2002; however, Italy and France together represented approximately 16% of our total net sales in the first nine months of 2003 and for the year ended December 31, 2002.

The following discussion of our results of operations should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”). Included within the “Net Sales and Expense Components” section of Item 7 in our 2002 annual report is a general description of each line item on the condensed consolidated statement of operations contained in Item 1 of this report.

Results of Operations

Comparison of three months ended September 30, 2003 to three months ended September 30, 2002

The following table sets forth, for the periods indicated, certain financial data, net sales by geographic area, and net sales by product line expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	(unaudited)

	2003		2002

		% of		% of
	Amount	sales	Amount	sales

Net sales	$59,268	100.0%	$46,086	100.0%
Cost of sales	15,453	26.1%	11,976	26.0%

Gross profit	43,815	73.9%	34,110	74.0%
Operating expenses:
Selling, general and administrative	32,292	54.5%	26,338	57.1%
Research and development	4,397	7.4%	2,763	6.0%
Amortization of intangible assets	900	1.5%	1,076	2.3%
Stock-based expense	482	0.8%	419	0.9%
Acquired in-process research and development costs	—	—	—	—
Arbitration settlement award	—	—	—	—

Total operating expenses	38,071	64.2%	30,596	66.4%

Income from operations	5,744	9.7%	3,514	7.6%
Interest expense (income), net	274	0.5%	(79)	(0.2%)
Other (income) expense, net	(155)	(0.3%)	145	0.3%

Income before income taxes	5,625	9.5%	3,448	7.5%
Provision for income taxes	1,974	3.3%	926	2.0%

Net income	$3,651	6.2%	$2,522	5.5%

	Three Months Ended September 30,

	2003		2002

		% of		% of
	Amount	sales	Amount	sales

Geographic
Domestic	$39,283	66.3%	$29,227	63.4%
International	19,985	33.7%	16,859	36.6%

Total net sales	$59,268	100.0%	$46,086	100.0%

Product Line
Knee products	$18,022	30.4%	$16,651	36.1%
Hip products	18,032	30.4%	12,514	27.2%
Extremity products	8,157	13.8%	6,027	13.1%
Biologics products	12,392	20.9%	9,280	20.1%
Other	2,665	4.5%	1,614	3.5%

Total net sales	$59,268	100.0%	$46,086	100.0%

Net Sales. Net sales were $59.3 million for the third quarter of 2003, representing an increase of 29%. This increase is a result of sales growth in all major product categories, and includes a favorable foreign currency impact related to international net sales of approximately $1.8 million.

Sales of our knee products totaled $18.0 million, representing an increase of 8%. This increase is due to the continued improvement in our domestic knee sales primarily as a result of sales growth in our ADVANCE® products, as well as a modest increase in the performance of our international sales.

Our hip product sales totaled $18.0 million in the third quarter of 2003, representing an increase of 44% over prior year. This increase is attributable to several factors, including the continued sales growth of our LINEAGE® Acetabular System and our PROFEMUR™ products, both of which reflect the success from the launch of our LINEAGE® ceramic-on-ceramic hip system in the first quarter 2003. Additionally, the continued success of our CONSERVE® Total Hip System with BFH™ Big Femoral Head technology, also launched in the first quarter of 2003, and growth of our PERFECTA® Hip System contributed to our third quarter growth.

Our extremity product sales were $8.2 million in the third quarter of 2003, representing an increase of 35%. Increased sales of our EVOLVE® Modular Radial Head System and our foot and ankle products, as well as the continued growth of our small joint implant products contributed to our year-over-year growth.

Our biologics product sales grew to $12.4 million in the third quarter of 2003, representing an increase of 34% as compared to the third quarter of 2002. Increased biologics sales are primarily due to sales of our GRAFTJACKET® Regenerative Membrane, introduced in the third quarter of 2002, sales growth of our OSTEOSET® Resorbable Bead Kits, sales growth of our MIIG® (Minimally Invasive Injectable Graft) system, introduced in the second quarter of 2002, the combined growth across our ALLOMATRIX® line of bone void fillers in the domestic market place, and international sales of the ADCON® Gel products, which we began selling in certain international markets in the second quarter of 2003.

In the third quarter of 2003, our domestic net sales totaled $39.3 million, or 66.3% of our total net sales, compared to $29.2 million in the third quarter of 2002, or 63.4% of total net sales. International sales totaled $20.0 million in the third quarter of 2003, including the aforementioned favorable currency impact of approximately $1.8 million, compared to $16.9 million in the third quarter of 2002.

Cost of Sales. Our cost of sales as a percentage of net sales was 26% in both the third quarter of 2002 and 2003.

Selling, General and Administrative. During the third quarter, selling, general and administrative expenses, exclusive of stock-based expense increased approximately 23% to $32.3 million. This increase is primarily due to increased commissions and royalties resulting from domestic sales growth. Additional contributing factors included increased expenses due to unfavorable currency effects and increased insurance expenses as a result of higher premiums. However, as a percentage of net sales, selling, general and administrative expenses decreased by 2.6 percentage points as compared to the third quarter of 2002 due to continued efficiencies experienced within our infrastructure. Including stock-based expense, selling, general and administrative expenses increased approximately 23% when compared to the third quarter of 2002.

We anticipate that our selling, general and administrative expenses will increase in absolute dollars in future periods to the extent that any additional growth in net sales results in increases in commission and royalty expense, and as we continue to add infrastructure to support our expected business growth. However, we expect these expenses as a historical percentage of net sales will continue to decrease as we leverage our existing infrastructure.

Research and Development. Research and development expenses, exclusive of stock-based expense, increased 59% to $4.4 million in the third quarter of 2003. This increase was primarily the result of a heightened level of clinical activity as compared to the respective year-ago period, as well as expenses incurred in 2003 to submit Premarket Approval Applications to the United States Food and Drug Administration (“FDA”). Including stock-based expense, research and development expenses increased 59% when compared to the third quarter of 2002.

We estimate that our research and development expenditures will increase in absolute dollars in future periods as we continue to increase our investment in product development initiatives, and as we incur increased costs to submit Premarket Approval Applications to the FDA. In the future, we expect our research and development expenditures as a percentage of sales to be approximately 6.5% to 7%.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets decreased 16% to $900,000 in the third quarter of 2003. The decrease in amortization expense is primarily due to the reduction of intangibles in 2002 that resulted from our reduction of the valuation allowance against our deferred tax assets, partially offset by additional amortization related to the acquisition of new technological intangibles in 2002 and 2003. Our amortization expense in 2003 is primarily attributable to intangible assets resulting from our acquisition of Cremascoli in December 1999. In 2002, amortization was primarily attributable to intangible assets resulting from the Cremascoli acquisition and our recapitalization in December 1999.

Based upon the intangible assets held at September 30, 2003, we expect to amortize identifiable intangibles by approximately $3.5 million in 2003, $3.2 million in 2004, $3.0 million in 2005, $3.0 million in 2006 and $2.7 million in 2007.

Stock-based Expense. We incurred stock-based expense of $482,000 in the third quarter of 2003, consisting of non-cash charges of $368,000 in amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $114,000 of other stock-based expenses. Our stock-based expense in the third quarter of 2002 was $419,000, consisting of non-cash charges of $394,000 in connection with the amortization of deferred compensation associated with employee stock option grants deemed to be issued below fair market value, and $25,000 of other stock-based expenses.

Based upon the stock-based awards outstanding at September 30, 2003 and assuming the continuation of the current accounting treatment of stock-based expense allowed under Statement of Financial Accounting Standards No. 123 and Accounting Principles Board Opinion No. 25, we expect to recognize non-cash, stock-based expense of approximately $1.8 million in 2003, $1.6 million in 2004, $600,000 in 2005 and $300,000 in 2006. Under these assumptions, no significant amounts of stock-based expense are expected to be recognized subsequent to 2006.

Interest Expense (Income), Net. Interest expense (income), net, totaled $274,000 of expense in the third quarter of 2003 and $79,000 of income in the same period of 2002. The increase in net interest expense is primarily due to approximately $300,000 of interest income in 2002 resulting from a reduction of interest expense accruals related to the favorable resolution of a state business tax matter.

Other (Income) Expense, Net. Other (income) expense, net, totaled $155,000 of income and $145,000 of expense in the third quarter of 2003 and 2002, respectively. These amounts primarily consisted of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded a tax provision of $2.0 million and $926,000 in the third quarter of 2003 and 2002, respectively. The differences between our effective tax rate and applicable statutory rates are primarily due to certain nondeductible expenses, permanent book versus tax differences and, for the three month period ended September 30, 2002, changes in the valuation allowance related to our deferred tax assets.

Due to certain tax saving initiatives, the effective tax rate on income before income taxes was 35.1% and 35.8% for the three and nine months ended September 30, 2003, respectively. The effective tax rate on income before income taxes for the remainder of 2003 is expected to be approximately 36% to 36.5%. In future years, we expect our effective tax rate to be closer to our statutory tax rates which are in the range of 38% to 39%.

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

Our U.S. federal net operating loss carryforwards are subject to certain annual limitations, and due to these limitations, some of our net operating losses may expire unused. The valuation allowance at September 30, 2003 is for a portion of our deferred tax assets for U.S. income tax purposes and a portion of our deferred tax assets for foreign income tax purposes. We will continue to assess the realization of the remainder of our deferred tax assets and adjust the related valuation allowance as necessary.

Comparison of nine months ended September 30, 2003 to nine months ended September 30, 2002

The following table sets forth, for the periods indicated, certain financial data, net sales by geographic area, and net sales by product line expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	(unaudited)

	2003		2002

		% of		% of
	Amount	sales	Amount	sales

Net sales	$180,042	100.0%	$148,563	100.0%
Cost of sales	48,379	26.9%	40,968	27.6%

Gross profit	131,663	73.1%	107,595	72.4%
Operating expenses:
Selling, general and administrative	94,560	52.5%	79,625	53.6%
Research and development	11,840	6.6%	7,889	5.3%
Amortization of intangible assets	2,627	1.5%	2,850	1.9%
Stock-based expense	1,311	0.7%	1,316	0.9%
Acquired in-process research and development costs	4,558	2.5%	—	—
Arbitration settlement award	—	—	(4,200)	(2.8)%

Total operating expenses	114,896	63.8%	87,480	58.9%

Income from operations	16,767	9.3%	20,115	13.5%
Interest expense, net	852	0.5%	693	0.5%
Other income, net	(666)	(0.4%)	(988)	(0.7)%

Income before income taxes	16,581	9.2%	20,410	13.7%
Provision for income taxes	5,931	3.3%	5,725	3.9%

Net income	$10,650	5.9%	$14,685	9.9%

	Nine Months Ended September 30,

	2003		2002

		% of		% of
	Amount	sales	Amount	sales

Geographic
Domestic	$111,857	62.1%	$91,341	61.5%
International	68,185	37.9%	57,222	38.5%

Total net sales	$180,042	100.0%	$148,563	100.0%

Product Line
Knee products	$57,441	31.9%	$54,161	36.5%
Hip products	55,224	30.7%	41,497	27.9%
Extremity products	23,392	13.0%	18,911	12.7%
Biologics products	36,076	20.0%	27,848	18.8%
Other	7,909	4.4%	6,146	4.1%

Total net sales	$180,042	100.0%	$148,563	100.0%

Net Sales. Net sales totaled $180.0 million during the nine months ended September 30, 2003, representing a 21% increase. Current year net sales were benefited by a favorable foreign currency impact of approximately $8.4 million. The year-over-year increase in net sales is attributable to sales growth of 33%, 24%, 30%, and 6% in our hip, extremity, biologics and knee product lines, respectively.

In the first nine months of 2003, domestic net sales totaled $111.9 million, or 62.1% of our total net sales, compared to $91.3 million in the first nine months of 2002, or 61.5% of total net sales. International sales totaled $68.2 million in the first nine months of 2003, including the aforementioned positive currency impact of approximately $8.4 million when compared to prior period, and $57.2 million in the first nine months of 2002.

Cost of Sales. Our cost of sales as a percentage of net sales decreased from 27.6% in the first nine months of 2002 to 26.9% in the first nine months of 2003. This decrease is due to improved margins resulting from favorable shifts in our sales composition toward our faster-growing and more profitable biologics and extremity product lines and price increases in our knee and hip product lines.

Operating Expenses. Selling, general and administrative expenses increased 19% to $94.6 million in the first nine months of 2003, primarily due to increased commissions resulting from domestic sales growth, increased insurance expenses as a result of higher premiums and an increase in royalties as a result of the favorable impact in prior year of approximately $800,000 related to the resolution of a royalty matter. Research and development expenses increased 50% to $11.8 million in the first nine months of 2003, as a result of heightened level of clinical activity and expenses incurred in 2003 to submit Premarket Approval Applications to the FDA. Non-cash charges associated with the amortization of intangible assets decreased $223,000, primarily due to the reduction of intangibles in 2002 resulting from our reduction of the valuation allowance against our deferred tax assets. Stock-based expense totaled $1.3 million in the first nine months of 2003 and 2002.

During the first quarter of 2003, we acquired certain assets related to the ADCON® Gel technology. Approximately $4.6 million of the purchase price was expensed immediately as acquired in-process research and development costs. During the first quarter of 2002, we received a favorable award in a commercial arbitration proceeding with a former business services provider. As a result, we received $4.2 million in cash in April 2002. We recorded this amount within income from operations for the nine months ended September 30, 2002.

Non-Operating Expenses. Interest expense, net, totaling $852,000 in the first nine months of 2003 was comparable to $693,000 in the same period of 2002. Other income, net, totaled $666,000 and $1.0 million in the first nine months of 2003 and 2002, respectively. These amounts primarily consisted of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded a tax provision of $5.9 million and $5.7 million in the first nine months of 2003 and 2002, respectively. The differences between our effective tax rate and applicable statutory rates are primarily due to certain nondeductible expenses, permanent book versus tax differences and, for the nine month period ended September 30, 2002, changes in the valuation allowance related to our deferred tax assets.

Quarterly Results of Operations

The following table presents a summary of our quarterly operating results for each of the four quarters in 2002 and the first three quarters of 2003. We derived this information from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained in our annual report on Form 10-K for the year ended December 31, 2002, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002
	(unaudited)

	First	Second	Third	Fourth
In thousands	Quarter	Quarter	Quarter	Quarter

Net sales	$51,706	$50,771	$46,086	$52,310
Cost of sales	14,758	14,234	11,976	14,648

Gross profit	36,948	36,537	34,110	37,662
Operating expenses:
Selling, general and administrative	26,955	26,332	26,338	27,250
Research and development	2,561	2,565	2,763	2,468
Amortization of intangible assets	853	921	1,076	1,096
Stock-based expense	440	457	419	408
Acquired in-process research and development costs	—	—	—	—
Arbitration settlement award	(4,200)	—	—	—

Total operating expenses	26,609	30,275	30,596	31,222

Income from operations	$10,339	$6,262	$3,514	$6,440

	2003
	(unaudited)

	First	Second	Third
In thousands	Quarter	Quarter	Quarter

Net sales	$58,622	$62,152	$59,268
Cost of sales	15,540	17,386	15,453

Gross profit	43,082	44,766	43,815
Operating expenses:
Selling, general and administrative	30,305	31,963	32,292
Research and development	3,535	3,908	4,397
Amortization of intangible assets	804	923	900
Stock-based expense	409	420	482
Acquired in-process research and development costs	4,558	—	—
Arbitration settlement award	—	—	—

Total operating expenses	39,611	37,214	38,071

Income from operations	$3,471	$7,552	$5,744

Seasonality

Our third quarter net sales are subject to the seasonality of our business. Primarily because of the European holiday schedule during the summer months, we traditionally experience lower sales volumes in these months than throughout the rest of the year.

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

At September 30, 2003 we had cash and cash equivalents totaling approximately $65.2 million, working capital totaling $138.0 million and unused availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.7 million. We generated approximately $34.1 million of cash from operating activities during the first nine months of 2003 compared to $12.8 million during the same period in 2002. Operating cash flows for the first nine months of 2002 were negatively affected by approximately $4.2 million of costs associated with certain international distributorship transitions, and favorably affected by the receipt of a $4.2 million arbitration settlement award. Additionally, we made significant investments in new product inventory during the first quarter of 2002 which negatively impacted operating cash flows in the first nine months of 2002 as compared to the first nine months of 2003.

Capital expenditures totaled approximately $10.7 million for the nine months ended September 30, 2003. Historically, our capital expenditures have consisted primarily of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $18 million to $21 million in total for 2003, approximately $2 million of which we anticipate will be used in the continued implementation process of our enterprise computer system, approximately $2 million of which we anticipate will be used in the construction of a new administration building in Arlington, Tennessee, and $14 million to $17 million of which we anticipate will be used for routine recurring capital expenditures, including instruments.

We used $7.8 million during the nine months ended September 30, 2003 to purchase in-process research and development, tangible assets, and intangible assets, which were primarily related to the ADCON® Gel technology. We are constantly evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

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

Other Matters

Upon consummation of the acquisition of certain assets from Gliatech Inc. in March 2003, we immediately charged to income approximately $4.6 million representing the estimated fair value of purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use (see Note 2 to our condensed consolidated financial statements). The value was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from this project, and discounting the net cash flows back to their present values. An additional discount was applied to the project to take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process research and development.

The resulting net cash flows from the project were based on our management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. In addition, the net cash flows reflect the assumptions that would be used by market participants.

A summary of the estimates used to calculate the net cash flows for the project is as follows:

	Year When	Discount Rate
	Material Net	including factor
	Cash In-Flows	to account for
	Expected to	uncertainty of
Project	Begin	success	Acquired IPRD

ADCON® Gel	2004	32.3%	$4,558,000

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

Critical Accounting Policies and Estimates

Information on our most critical accounting judgments and estimates is discussed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended December 31, 2002. There have been no modifications of our critical accounting policies since December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities. At September 30, 2003, we had borrowings of $15.3 million outstanding under our credit facility, which are subject to a variable rate. The current rate on these borrowings is 2.75%. Based on this debt level, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $153,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 32% and 31% of our total net sales were denominated in foreign currencies during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same currency, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro, and the U.S. dollar and the yen. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future. Based on our overall exposure for foreign currency at September 30, 2003, an adverse change of 10% in the Euro and the Yen in comparison to the U.S. dollar would reduce our non-operating income by approximately $528,000.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc.*

2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.**

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc.*

3.2	Amended and Restated Bylaws of Wright Medical Group, Inc.*

4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc.*

4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc.*

4.3	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. *

4.4	Form of Common Stock certificate.*

4.5	Form of Warrant.*

10.1	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent***, as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto****, Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto****, and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto.

10.2	Second Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”).*****

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan.*

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan.*

10.5	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan.*

10.6	Form of Sales Representative Award Agreement pursuant to the 1999 Plan.*

10.7	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers.*

10.8	Employment Agreement dated as of January 31, 2003, between Wright Medical Technology, Inc. and F. Barry Bays.*

10.9	Employment Agreement dated as of December 11, 2000, between Wright Medical Technology, Inc. and John K. Bakewell.*

10.10	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis.*

11	Computation of earnings per share (included in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, continued

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

**	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

***	Incorporated by reference to the Company’s current report on Form 8-K filed August 3, 2001.

****	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended on June 30, 2003.

*****	Incorporated by reference to the Company’s definitive Proxy Statement filed with the Commission on April 11, 2003.

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, we filed with the SEC a current report on Form 8-K on July 28, 2003, regarding our earnings release for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 11, 2003.

WRIGHT MEDICAL GROUP, INC.

By:	/s/ F. Barry Bays
F. Barry Bays
President and Chief Executive Officer

By:	/s/ John. K. Bakewell

John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)