Form 10-K
period 2003-12-31
WRIGHT MEDICAL GROUP INC
filed 2004-02-20
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-32833

WRIGHT MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4088127 (I.R.S. Employer Identification No.)

5677 Airline Road, Arlington, Tennessee (Address of principal executive offices)	38002 (Zip Code)

Registrant’s telephone number, including area code: (901) 867-9971

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $346,927,311.

As of February 16, 2004, there were 33,044,326 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2004.

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

Safe-Harbor Statement

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this annual report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Operating Results” and elsewhere in this annual report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this annual report. We assume no obligation to update any forward-looking statement after this date.

PART I

Item 1. Business.

Overview

Wright Medical Group, Inc. (“Wright”), through Wright Medical Technology, Inc. and other operating subsidiaries, is a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of advanced knee implants, bone-conserving hip implants, revision replacement implants and extremity implants, as well as on the integration of our biologics products into reconstructive joint procedures and other orthopaedic applications. For our year ended December 31, 2003, we had net sales of $248.9 million and net income of $17.4 million.

History

Wright was incorporated on November 23, 1999, as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus Equity Partners, L.P. (“Warburg”) acquired majority ownership of our predecessor, Wright Medical Technology, Inc. (the “Predecessor Company”) on December 7, 1999. This transaction, which represented a recapitalization of the Predecessor Company and the inception of Wright in its present form, reduced our debt and provided investment capital, thus allowing us to build on the Predecessor Company’s respected brand name and strong relationships with orthopaedic surgeons developed during their fifty year history.

On December 22, 1999, we acquired Cremascoli Ortho Holding, S.A. (“Cremascoli”), based in Toulon, France, and shortly thereafter, a new management team was put in place. This acquisition extended our product offerings, enhanced our product development capabilities, and expanded our European presence. As a result of combining Cremascoli’s strength in hip reconstruction with the Predecessor Company’s historical expertise in knee reconstruction and biologics, we offer a broad range of reconstructive joint devices and biologics to orthopaedic surgeons in over 50 countries.

On July 18, 2001, we completed our initial public offering (“IPO”) of 7,500,000 shares of voting common stock at a public offering price of $12.50 per share. The net proceeds of $84.8 million, after deducting underwriting discounts and offering expenses, were used to repay debt.

On March 6, 2002, along with certain selling stockholders, we completed a secondary offering of 6,900,000 shares, including the over-allotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, we offered 3,450,000 shares in the secondary offering. The net proceeds of $49.5 million, after deducting underwriting discounts and offering expenses, were invested in short-term, investment-grade securities.

Orthopaedic Industry

The worldwide orthopaedic industry was estimated to be approximately $14 billion in 2003, and we believe it will grow by approximately 7-9% annually over the next three to four years. Six multinational companies currently dominate the orthopaedic industry, each with approximately $1 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on smaller higher-growth sectors of the orthopaedic market, while still offering a comprehensive product line to address the needs of its customers.

Orthopaedic devices are commonly divided into several primary sectors corresponding to the major subspecialties within the orthopaedic field: reconstruction, trauma, arthroscopy, spine and biologics. We specialize in reconstructive joint devices and biologics products.

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

The reconstructive joint market is generally divided into the areas of knees, hips and extremities. The reconstructive joint market is estimated at $6.2 billion worldwide, with hip reconstruction and knee reconstruction representing two of the largest sectors.

Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. Knee reconstruction was the largest sector of the reconstructive joint market in 2003, with sales of approximately $3.2 billion worldwide.

Major trends in knee reconstruction include the use of alternative, better performing surface materials to extend the implant’s life and increase conservation of the patient’s bone to minimize surgical trauma and accelerate recovery. Another significant trend in the knee industry is the use of more technologically advanced knees, called advanced kinematic knees, which more closely resemble natural joint movement. Additionally, we believe that minimally invasive knee procedures, such as those for unicompartmental repair, which replaces only one femoral condyle, are becoming more widely accepted.

Hip Reconstruction. The hip joint is a ball-and-socket joint which enables the wide range of motion that the hip joint performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This degeneration causes pain, stiffness and a reduction in hip mobility. Hip reconstruction was an approximately $3.1 billion market worldwide in 2003.

Similar to the knee market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate bearing surfaces other than the traditional polyethylene surface. Polyethylene surfaces may create wear debris that can lead to potential loosening of the implant. These alternative bearing surfaces include metal-on-metal and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. In February 2003, we became one of only two companies cleared by the United States Food and Drug Administration, (the “FDA”), to market ceramic-on-ceramic hip systems in the United States (“U.S.”). Since then, one additional smaller competitor has entered the U.S. marketplace. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone-conserving implants, leave more of the hip bone intact, which is beneficial given the likelihood of future revision replacement procedures as the average patient’s lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required.

Extremity Reconstruction. Extremity reconstruction involves implant of devices to replace or reconstruct injured or diseased joints. Reconstruction of the extremities consists of implants for joints such as the finger, toe, wrist, elbow, foot, ankle and shoulder. The extremity reconstruction market was approximately $170 million worldwide in 2003. Major trends in extremity reconstruction include separately designed implant stems for press-fit and cemented applications and a variety of geometries to more closely accommodate each patient’s unique anatomy.

Biologics Market

The biologics market is one of the fastest growing sectors of the orthopaedic market. These materials use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone and to repair damaged tissue. The biologics sector includes products such as tissue-based bone grafts and bone graft substitute materials. These products stimulate the body’s natural regenerative capabilities to minimize or delay the need for invasive implant surgery, replace damaged or diseased bone, and provide other biological solutions for surgeons and their patients. These materials are used in spinal fusions, trauma fractures, joint replacements, and cranio-maxillofacial procedures. Currently, there are three main types of biological bone grafting products: osteoconductive, osteoinductive and combined osteoconductive/osteoinductive. These types refer to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but does not trigger new bone growth, whereas osteoinductive materials induce bone growth. Other biologic products enable the repair of tissue. These products provide favorable microenvironments for quick revascularization and cell proliferation. The biologics market was approximately $425 million worldwide in 2003.

We believe there is an increasing acceptance of bone graft substitute materials for use in spinal fusions, trauma fractures, joint replacements, cranio-maxillofacial procedures and other orthopaedic applications.

Government Regulation

United States

Numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies, strictly regulate our products and research and development activities. The Federal Food, Drug, and Cosmetic Act, or FDC Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of medical devices.

Generally, before we can market a new medical device, marketing clearance must be obtained through a premarket notification under Section 510(k) of the FDC Act or approval of a premarket approval, or PMA, application. The FDA typically grants a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It generally takes three months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a 510(k) is not appropriate or that substantial equivalence has not been shown and, as a result, will require a PMA application.

A PMA application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA application process can be expensive, uncertain and lengthy, require detailed and comprehensive data and generally take significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA application. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable quality system regulation requirements, which include quality control testing, control documentation and other quality assurance procedures.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, and the device presents a significant risk, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption, or an IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards, or IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The study must also comply with the FDA’s IDE regulations and informed consent must be obtained from each subject. If the FDA believes we are not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and seek civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed.

Most of our products are approved through the 510(k) premarket notification process. We have conducted clinical trials to support many of our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. In particular, the FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA has been working to establish a more comprehensive regulatory framework for allograft-based products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including a requirement that ensures that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional regulations that would govern the processing and distribution of all allograft products. Consent to use the donor’s tissue must also be obtained. If a tissue-based product is considered tissue, it does not require FDA clearance or approval before being marketed. If it is considered a device, or a biologic drug, then FDA clearance or approval may be required.

On April 11, 2001, the FDA sent us a “warning letter” stating that the FDA believed that ALLOMATRIX® Injectable Putty was a medical device subject to premarket clearance. In March 2002, the FDA officially notified us that it concluded that ALLOMATRIX® Injectable Putty should be reviewed and regulated under the medical device premarket notification provisions of the FDC Act. Also, in March 2002, the FDA notified all other known manufacturers of similar products of requirements for bringing such products into compliance with the FDC Act. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the FDC Act. In response to the FDA determination, we promptly filed a premarket notification for ALLOMATRIX® Injectable Putty under Section 510(k) of the FDC Act. On April 24, 2002, the FDA notified us that the submission of our premarket notification for ALLOMATRIX® Injectable Putty was an adequate response to the “warning letter” and that the FDA considered the issues raised in the April 11, 2001 letter closed. Our premarket notification submission is still pending with the FDA. Our ALLOMATRIX® line of products continue to be marketed and sold pending the approval of the premarket notification submission. The FDA has not raised any objection to the continued marketing and sale of our ALLOMATRIX® line of products pending the approval of the premarket notification submission. There can be no assurance that the 510(k) premarket notification will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties. However, we believe that such punitive actions by the FDA against us are unlikely. Additionally, until such time that our initial 510(k) is approved, we are unable to market any new ALLOMATRIX® product offerings.

In addition to granting approvals for our products, the FDA and international regulatory authorities periodically inspect us for compliance with the host of regulatory requirements that apply to medical devices marketed in the U.S. and internationally. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses, and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA periodically inspects device and drug manufacturing facilities in the U.S. in order to assure compliance with applicable quality system regulations. The FDA last inspected our Arlington, Tennessee manufacturing facility in November 2003, and our Toulon, France manufacturing facility in October 2003. We were found to be in compliance with the FDA quality system regulations.

We believe our manufacturing facilities in the U.S. and France comply in all material respects with FDA requirements. We have also implemented comprehensive procedures to ensure compliance with the FDA quality system regulations with a focus on comprehensive product design controls.

International

We obtain required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in all major foreign markets. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from FDA requirements.

All of our products sold internationally are subject to certain foreign regulatory approvals. In order to market our product devices in the member countries of the European Union, we are required to comply with the medical devices directive and obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Under the medical devices directive, all medical devices including active implants must qualify for CE marking. We also comply with all other foreign regulations such as MHLW (Ministry of Health Labor and Welfare) approval in Japan, HPB (Health Protection Branch) approval in Canada, and TGA (Therapeutic Goods Administration) approval in Australia as a few examples.

Our products are manufactured in ISO 9001 and EN 46001 compliant facilities.

Products

We operate as one reportable segment, offering products in four primary market sectors: knee reconstruction, hip reconstruction, extremity reconstruction, and biologics.

Knee Reconstruction

Our knee reconstruction product portfolio strategically positions us well in the areas of total knee reconstruction, revision replacement implants, and limb preservation products. These products provide the surgeon with a continuum of treatment options for improving patient care. We differentiate our products through innovative design features that reproduce movement and stability resulting in products that more closely resemble a healthy knee. Additionally, we provide a broad array of surgical instrumentation to accommodate surgeon preference.

The ADVANCE® Knee System is our most recent primary knee product line offering. There are several innovative product offerings within the ADVANCE® Knee System product line, one of which is the ADVANCE® Medial Pivot Knee. The understanding of knee movement and function has advanced significantly over the past several years, and we believe the ADVANCE® Medial Pivot Knee is the first knee to be mass marketed that takes full advantage of the strides made in understanding the knee joint. The ADVANCE® Medial Pivot Knee is designed to approximate the movement and function of a healthy knee by using a unique spherical medial feature. Overall, we believe the ADVANCE® Medial Pivot Knee more closely approximates natural knee motion, improves clinical performance and provides excellent range of motion.

The ADVANCE® Unicompartmental Knee System is an innovative system of implants and instruments that allows for single compartment replacement with a minimally invasive surgical approach. This system is designed to reach the market for a unicompartmental knee that addresses injury or disease confined to the single compartment in the knee joint. We believe the simplified instrumentation utilized by the ADVANCE® Unicompartmental Knee System is a significant improvement over the instrumentation designs utilized in other unicompartmental knee systems on the market today.

Our REPIPHYSIS® Technology allows for non-invasive expansion of any long bone where lengthening is needed. This technology, which we exclusively license, can be incorporated into a prosthetic implant and subsequently adjusted non-invasively when lengthening of the implant is needed. The most common application of this breakthrough technology is in the field of pediatric oncology, where growing children can have the bones attached to their hip or knee implant lengthened non-invasively, thus eliminating the need for more frequent surgeries and anesthesia.

Hip Reconstruction

We offer a comprehensive line of products for hip joint reconstruction. This product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants, and limb preservation. Additionally, our hip products offer a combination of unique, innovative modular designs, a complete portfolio of surface bearing materials, including polyethylene, ceramic and metal components, and innovative technology in surface replacement implants. We are therefore able to offer surgeons and their patients a full compliment of treatment options.

The CONSERVE® family of products provides a conservative restoration, or bone conserving, alternative to conventional total hip reconstruction, and we believe it is becoming the treatment of choice for avascular necrosis, or AVN, of the femoral head. AVN is a disease which causes bone to deteriorate and die. It is estimated that approximately 10% of total hip replacement procedures performed annually are initially diagnosed as related to AVN. People who suffer from AVN are usually younger than the typical hip replacement patient and need a solution that is less aggressive than conventional total hip replacement. With the CONSERVE® Resurfacing Implant, only the surface of the femoral head is replaced and the rest of the hip remains untouched. The CONSERVE® Resurfacing Implant’s conservative restoration provides a better solution for the patient by leaving maximum bone for future surgical procedures, if needed. Our CONSERVE® Plus Resurfacing Implant is available outside the U.S. and is pending FDA clearance for the U.S. market. With CONSERVE® Plus, the surface of the patient’s femoral head and the acetabular surface are replaced with minimal bone loss in a minimally invasive procedure. The CONSERVE® Total Implant with BFH™ (Big Femoral Head) Technology addresses the problem of the post-operative dislocation by providing femoral head articulation in sizes ranging from 36mm up to 56mm in diameter in 2mm increments. Wide range of sizes allows close matching of the patient’s natural femoral head, and this, in turn, leads to the improved kinematics and higher resistance to dislocation. In addition, the system addresses the long-term wear problem by eliminating traditional polyethylene bearings and utilizing metal-on-metal articulation instead.

The LINEAGE® Acetabular System provides the surgeon with the option to interchangeably use either ceramic, metal or polyethylene acetabular bearing surfaces for use with a common metal acetabular shell, thus offering maximum flexibility to the surgeon while minimizing inventory levels. The standard for replacement of the acetabulum, or socket, in the hip joint is a two-piece system consisting of a metal shell with a polyethylene liner. The polyethylene component serves as a bearing surface for the head of the femoral component, or ball. Alternative hard bearing materials, such as metal-on-metal and ceramic-on-ceramic have been introduced in recent years. These options, ceramic-on-ceramic in particular, significantly reduce wear debris from articulation and therefore provide an optimum solution to young and active patients.

The PERFECTA® Hip System is the basic platform for our traditional hip stem product line. This system provides a full range of fixation options including press fit and cemented versions, and offers a wide selection of geometries in order to meet the needs of the patient’s anatomical requirements as well as the surgeon’s preferences. This product allows surgeons the flexibility to match the implant to each patient’s unique requirements. The PERFECTA® Hip System has over ten years of clinical success worldwide, and we continue to build upon the existing platform, as illustrated by the introduction of the PERFECTA® Slim Neck in 2001. This product has a modified femoral neck that provides for a greater range of motion and less potential for dislocation after being implanted.

The GUARDIAN® Limb Salvage System offers options for patients with significant bone loss due to cancer, trauma, or previous surgical procedures. This modular system, with the array of options in a multitude of sizes, and complete inter-changeability, provides the surgeon with the ability to meet a variety of patient needs. The GUARDIAN® Proximal Tibial Implant was developed for the patients with the significant bone loss in the tibial bone. The GUARDIAN® Revision Hinge Implant, another of the products offered within the system, was developed for use in revision surgeries where both bone loss and ligament deficiencies are present. The GUARDIAN® Total Femur is used in rare cases where the entire femur must be replaced.

The PROFEMUR® Modular Hip System addresses the market for modularity in revision replacement hip implant procedures. Our PROFEMUR® R product, designed in Europe, is a revision replacement implant with a patented modular femoral neck component, which allows the surgeon to make final adjustments to the implant as the last step in the procedure in order to accommodate each patient’s unique anatomy. The PROFEMUR® system was expanded with additional implant choices and new instrumentation when introduced in the U.S.

The PROFEMUR® Z Modular Hip system was introduced in the U.S. in the fourth quarter of 2002. This system utilizes the European philosophy of primary stem fixation and features patented modular interchangeable necks for ultimate hip joint balancing.

The ANCA-FIT™ Hip System, a traditional hip replacement system designed in Europe, has received clinical acceptance in Europe for eight years. The ANCA-FIT™ Hip System includes the femoral stem family of components as well as the acetabular shell family. The stem is a non-cemented, anatomical stem with HA, or hydroxylapatite, coating. It features the patented modular interchangeable neck option found in other modular stems such as the PROFEMUR® Modular Hip System. The shell is a titanium porous coated shell, designed to accept either ceramic or polyethylene liners.

Biologics

We offer an expanding number of biologics products that are used to replace damaged or diseased bone, to stimulate bone growth, and to provide other biological solutions for surgeons and their patients. These products focus on biological musculoskeletal repair, including synthetic and human tissue-based materials. We were the first company to receive FDA market clearance for the use of resorbable synthetic bone graft substitutes for the spine, currently the largest application for this product.

Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. Our OSTEOSET® bone graft substitute provides an attractive alternative to autograft because it facilitates bone regeneration without requiring a painful, secondary, bone harvesting procedure. Additionally, being purely synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We also offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® Resorbable Bead Kit, which is available in mixable powder form. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product.

ALLOMATRIX® Injectable Putty combines a high content of demineralized bone matrix, or DBM, with our proprietary surgical grade calcium sulfate carrier. The combination provides an injectable putty with the osteoinductive properties of DBM and exceptional handling qualities. This product has been well received by surgeons. Another combination we offer is ALLOMATRIX® C bone graft putty, which includes the addition of cancellous bone granules. The addition of the bone granules increases the stiffness of the material, improves handling characteristics, increases osteoconductivity scaffold, and provides more structural support. In 2001, we introduced ALLOMATRIX® Custom bone graft putty, which allows the surgeon to customize the amount of bone granules to add to the putty based on its surgical application. Most recently, we introduced ALLOMATRIX® DR Graft, which is ALLOMATRIX® putty that has been optimized for application in smaller fractures due to its smaller particle size of cancellous bone granules for optimized packing and the application-specific volume in which it is marketed.

MIIG® 115 Minimally Invasive Injectable Graft is an injectable form of our surgical grade calcium sulfate paste that hardens in the body. The 115 in the product’s name refers to the speed of the product application, which takes only one minute to mix, one minute to inject and five minutes to harden. This product combines the operative flexibility of an injectable substance with the clinically proven osteoconductive properties of OSTEOSET® material. This product is ideally suited for use in non-loaded traumatic fractures such as the distal radius and tibial plateau.

MIIG® X3 High Strength Injectable Graft is a recent addition to the family of MIIG® products for the minimally invasive treatment of bony defects. It is a newly formulated, injectable calcium sulfate that hardens after placement, provides intraoperative support, and resorbs over time as it is replaced by new bone. Compared to the MIIG® 115 graft, the principle advantages of the MIIG® X3 graft is that it has a 2.6 times greater compressive strength, easier injectability, and a longer working time. MIIG® X3 graft has several competitive advantages over other injectable calcium phosphate products on the market, including the ability of MIIG® X3 graft to be drilled or tapped for the placement of final hardware. Additionally, it poses less risks of extravasation (i.e., leakage), and is more quickly replaced by bone.

MIIG® X3 HiVisc graft is an advanced formulation of MIIG® X3 graft specially designed for management of complex compression fractures. The modified viscosity and extended working time of MIIG® X3 HiVisc graft reduces potential for extravasation of material into joint spaces and provides greater operative flexibility to the surgeon.

IGNITE® ICS Injectable Cellular Scaffold is a bone repair stimulus that combines calcium sulfate, DBM and autologous bone marrow aspirate, or BMA, for the treatment of problem fractures and delayed non-unions. This combination of materials provides the surgeon and patient with all three critical elements that a bone graft material can offer: an osteoconductive scaffold with both osteoinductive and osteogenic capacity through the use of DBM and BMA, respectively. The IGNITE® ICS kit also provides specially-designed instrumentation both to procure BMA and to prepare the fracture site for the grafting procedure using minimally-invasive techniques.

GRAFTJACKET® Regenerative Tissue Matrix is an onlay for repair or replacement of periosteum. This product provides a favorable microenvironment for bone repair by providing an environment for rapid revascularization, preventing scar tissue invasion into the bone graft area, and creating a protected environment for healing. In addition to bone repair, GRAFTJACKET® Regenerative Tissue Matrix is also useful in soft tissue applications, specifically rotator cuff and tendon repair.

GRAFTJACKET® matrix for ulcer repair is designed to repair challenging diabetic ulcers of the foot, the primary cause of hospital admissions for all diabetics. More than two-thirds of the amputations administered each year are performed on diabetics, often because of difficulties associated with diabetic foot ulcers. GRAFTJACKET® matrix for ulcer repair appears to be the first chronic wound graft to demonstrate the ability to repair deep foot wounds, which have a much higher risk of leading to amputation. When coupled with proper surgical technique and post operative follow-up, successful repair with GRAFTJACKET® matrix for ulcer repair is achieved within twelve weeks based on clinical study results. The ulcer repair matrix integrates with the patient’s own living soft tissue, thus speeding up new tissue growth and treatment time. Unlike other tissue engineered substitutes, GRAFTJACKET® matrix for ulcer repair generally requires only one application to treat the foot ulcer, reducing the time and cost associated with recovery.

Our biologics offerings in international markets include OSTEOSET® T medicated pellets, OSTEOSET® pellets containing DBM, and ALLOMATRIX® Injectable Putty. OSTEOSET® T medicated pellets, which contain tobramycin sulfate, are currently one of the very few resorbable bone void fillers available on the international market for the treatment of osteomyelitis, an acute or chronic infection of the bone.

CELLPLEX™ TCP Synthetic Cancellous Bone represents a new platform of bone graft substitutes. It is an osteoconductive, resorbable tricalcium phosphate (“TCP”) provided in granular form. It has been engineered with a highly porous, interconnected structure to facilitate the ingrowth of new bone throughout the implant. Compared to other commercially available TCP products, its benefits include a superior compressive strength and physical characteristics that more closely resemble that of cancellous bone. It is an excellent carrier of bone marrow aspirate with a demonstrated cellular affinity for mesenchymal stem cells. It is packaged in the INFILTRATE™ Marrow Infusion Chamber to provide surgeons a simple option for combining bone marrow aspirate with the CELLPLEX™ TCP thereby adding an osteogenic component to the graft.

In March 2003, we completed the acquisition of certain assets from Gliatech Inc. (“Gliatech”) for $8.4 million in cash and a royalty contingent on future product sales. These assets consist primarily of the ADCON® Gel technology assets needed to produce and commercialize ADCON®-L Gel and ADCON®-T/N Gel anti-adhesion barrier gel products. The ADCON® Gel products are designed to reduce adhesion formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve procedures (ADCON®-T/N Gel), which cause post-operative pain.

Both ADCON®-L Gel and ADCON®-T/N Gel are commercially available internationally, but are currently not available for sale in the U.S. ADCON®-L Gel had previously received regulatory clearance with the FDA in mid-1998. In December 2000, the FDA determined that the provisions of the FDA Application Integrity Policy, or AIP, would be applied to Gliatech due to violations of Good Clinical Practices in the conduct, analysis, and reporting of data specific to the U.S. Clinical Study of ADCON®-L Gel. In early 2003, the FDA lifted the AIP status of Gliatech, which subsequently allowed us, as the new owner of the technology, to present the FDA with the clinical data intended to support the return of ADCON®-L Gel to the U.S. market. The third and final module of our PMA application related to ADCON®-L Gel was submitted to the FDA in December 2003. We are currently awaiting the FDA’s review and response to that submission. We will be required to conduct a separate clinical study to enter the U.S. market with ADCON®-T/N Gel.

Extremity Reconstruction

We offer extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. Our small joint orthopaedic implants have many years of successful clinical history. We believe we are one of the recognized leaders in finger and toe implants. The Swanson Hinge Finger has been used by surgeons for over 30 years.

The ORTHOSPHERE® Carpometacarpal Implant for the repair of the basal thumb joint is constructed from implant-grade ceramic, which reduces wear and increases biocompatibility compared to other implant materials. By providing an alternative to the harvesting of the patient’s own soft tissues as a spacer for the repaired joint, the ORTHOSPHERE® Carpometacarpal Implant thereby reduces morbidity and operating time. We believe this product represents a significant improvement over conventional techniques.

The OLYMPIA® Total Shoulder System is a comprehensive system that offers the surgeon many choices in terms of fixation and implant stability. This system offers two fixation options, including press-fit stems for cementless applications and stems that are optimized for cemented applications. Most systems now available do not offer this level of versatility and surgeons must adjust their surgical technique to fit the available products. An additional advantage of this system is that the humeral head is modular and asymmetric, allowing the surgeon to adjust joint tension as the final step of the surgical process.

Also addressing the market for modularity is our EVOLVE® Modular Radial Head device. The EVOLVE® Modular Radial Head device provides 150 different combinations of heads and stems allowing the surgeon to choose implant heads and stems that accommodate the patient’s anatomy. The range of stem sizes permits minimal bone removal from the radial neck, thereby preserving bone stock. The stem design allows for rotational motion at the implant/bone interface and radiocapitellar articulation, potentially reducing capitellar wear. Additionally, the EVOLVE® Modular Radial Head device is easier to insert compared to the single piece implants, when assembled in the patient.

The LOCON-T® Distal Radius Plating System provides surgeons with an anatomically designed, stainless steel plating system used in the repair of radial fractures. In designing the LOCON-T® Distal Radius Plating System, we utilized thin, high-strength stainless steel with low profile screws in order to lessen tendon irritation and/or rupture, which are complications known to result from this type of surgical repair. Thus, we believe this product offers distinct advantages over other currently marketed systems.

Our system of foot and ankle implants provide the components needed for performing various repair procedures. These products include various screws and staples that meet a wide array of surgical challenges in the foot. During 2003, the HALLU® - Fix MTP Fusion System was introduced to treat trauma or arthritis of the MTP joint. These products are the result of our exclusive North American distribution agreement with a French company that has developed an extensive line of products for foot and ankle procedures. These new instruments and implants have contributed to the continued expansion of our position in the extremity market.

Product Development

Our research and development staff focuses on developing new products in the knee, hip, extremity reconstruction and biologics material markets, and expanding the current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. Research and development expenses totaled $16.2 million, $10.4 million and $10.1 million in 2003, 2002 and 2001, respectively. We are presently targeting an overall level of research and development spending in the range of approximately 7% of net sales for 2004 and future years.

In the knee, hip and extremity reconstruction areas, our research and development activities focus on expanding the continuum of products that span the life of implant patients, from early intervention, such as bone-conserving implants, to primary implants, revision replacement implants, and limb preservation implants. In the biologics area, we have a variety of research and development projects that are designed to further expand our presence in this rapidly growing market. Such projects include developing materials for new biologics applications as well as leveraging the use of biologic coatings to enhance fixation and performance in traditional orthopaedic implants.

New products, procedures and techniques introduced across all product lines since 2001 include, but are not limited to, the ADVANCE® Unicompartmental Knee System, REPIPHYSIS® Technology, the LINEAGE® Acetabular System (including ceramic-on-ceramic components), the GUARDIAN® Revision Hinge System, the PROFEMUR® Modular Hip System (including PROFEMUR® R, PROFEMUR® E, and PROFEMUR® Z), the OYLMPIA® Total Shoulder System, the LOCON-T® Distal Radius Plating System, OSTEOSET® bone graft substitute derivative products, extensions of the ALLOMATRIX® bone graft putty line of products (including ALLOMATRIX® C, ALLOMATRIX® Custom, and ALLOMATRIX® DR Graft), MIIG® 115 Minimally Invasive Injectable Graft, MIIG® X3 High Strength Injectable Graft, IGNITE® ICS scaffold, the GRAFTJACKET® Regenerative Tissue Matrix, the GRAFTJACKET® matrix for ulcer repair, the CELLPLEX™ TCP Synthetic Cancellous Bone, the LPT® Great Toe Implant, the CONSERVE® Total Hip System, the HALLU® - Fix MTP Fusion System, and the MIIG® X3 HiVisc graft.

We have established several surgeon advisory panels that provide advice on market trends and assist with the development and clinical testing of our products. We believe these surgeon advisors are prominent in the field of orthopaedics. We also partner periodically with other industry participants, particularly in the biologics area, to develop new products.

Sales and Marketing

Our sales and marketing staff targets orthopaedic surgeons, who typically are the decision-makers in orthopaedic device purchases. We have established several surgeon advisory panels comprised of surgeons who we believe are leaders in their chosen orthopaedic specialties. We involve both these surgeons and our marketing personnel in all stages of bringing a product to market – from initial product development to product launch. As a result, we have a well-educated, highly involved marketing staff and an established, global base of well-respected surgeons, who serve as advocates to promote our products in the orthopaedic community.

We offer clinical symposia and seminars, publish advertisements and the results of clinical studies in industry publications, and offer surgeon-to-surgeon education on our new products using the surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on our latest products through our distribution network and brochure mailings.

Our acquisition of Cremascoli provided an opportunity to cross-sell the Predecessor Company’s products and legacy Cremascoli products in Europe, North America, Japan and certain other international markets. Because each market may have different product preferences, we believe that by utilizing our global sales and marketing teams’ understanding of surgeon preferences in their local markets, we can effectively modify and cross-sell existing products throughout the worldwide markets in which we compete.

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and fourth quarters. We traditionally experience lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European holiday schedule during the summer months.

In addition to the seasonality of our net sales, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this 3-day event, we display our most recent and innovative products for these surgeons.

We sell our products in the U.S. through a sales force of approximately 300 people at December 31, 2003. This sales force primarily consists of independent, commission-based sales representatives and distributors engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. The aforementioned U.S. field sales force is supported by our Tennessee-based sales and marketing organization. A Senior Vice President of Sales & Marketing, a Vice President of U.S. Sales, a National Sales Manager, and four regional directors manage our domestic sales organization.

Our products are marketed internationally through a combination of direct sales offices in certain key international markets and distributors in other markets. We have sales offices in France, Italy, the United Kingdom, Belgium, Japan, Canada, and Germany that employ direct sales employees and use independent sales representatives to sell our products into their respective markets. Our products are sold into other countries in Europe, Asia, Africa, South America and Australia using stocking distribution partners and other distribution arrangements. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2003, we, through a combination of our aforementioned direct sales offices and approximately 45 stocking distribution partners, had approximately 300 sales representatives that sell in over 50 countries. Our international sales and marketing organization is led by a President of International and several sales and marketing Vice-Presidents and senior directors. Some of these employees are based at our U.S. headquarters while others are based at the European headquarters or other international locations.

Our new sales representatives receive formal product training. Additionally, we encourage each sales representative to attend periodic sales and product training updates.

Detailed information on our net sales and long-lived assets by geographic area can be found in Note 16 to the financial statements contained in Item 8 of this report.

Manufacturing and Supply

We operate manufacturing facilities in both Arlington, Tennessee and Toulon, France. These facilities primarily produce orthopaedic implants and some of the related surgical instrumentation used to prepare the bone surfaces and cavities during the surgical procedure. The majority of our surgical instrumentation is produced to our specifications by qualified subcontractors who serve medical device companies.

During the past year, we have continued to modernize both production facilities through changes to the physical appearance and layout, and additions of new production and quality control equipment to meet the evolving needs of our product specifications and designs. In seeking to optimize our manufacturing operations, we have adopted many sophisticated manufacturing practices, such as lean manufacturing and Six Sigma quality programs, which are designed to lower lead times, minimize waste and reduce inventory. We have a wide breadth of manufacturing capabilities at both facilities, including skilled and semi-skilled manufacturing personnel.

We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. We rely on one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. In addition to reconstructive joint devices, for our biologics products, we depend heavily on a limited number of sources of demineralized bone matrix (“DBM”) and cancellous bone matrix (“CBM”). Two not-for-profit tissue banks supplied us with all of the DBM/CBM that we used in 2003 in our allograft products. Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, as well as one supplier for our ADCON® Gel family of products.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our U.S. and European based quality systems are based on and in compliance with the requirements of ISO 9001/EN 46001 and the applicable regulations imposed by the FDA on medical device manufacturers. We are accredited by the American Association of Tissue Banks, and we are an FDA registered Tissue Bank. The FDA may audit our facilities at any time.

We believe that our manufacturing facilities have adequate room for current production requirements, however, in order to meet the needs of anticipated growth, these facilities may be expanded in the near future.

Competition

Competition in the orthopaedic device industry is intense and is characterized by extensive research efforts and rapid technological progress. Competitors include major companies in both the orthopaedic and biologics industries, as well as academic institutions and other public and private research organizations that continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market that will compete with our products.

The primary competitive factors facing us include: price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Current and future competitors in this market may have greater resources, more widely accepted and innovative products, less-invasive therapies, greater technical capabilities, and stronger name recognition than we do. Our ability to compete is affected by our ability to:

•	develop new products and innovative technologies;

•	obtain regulatory clearance and compliance for our products;

•	manufacture and sell our products cost-effectively;

•	protect the proprietary technology of our products and manufacturing process;

•	market our products;

•	attract and retain skilled employees and sales representatives; and

•	maintain and establish distribution relationships.

Intellectual Property

We currently own or have licenses to more than 100 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that are considered important through the use of patents and trade secrets in the U.S. and significant foreign markets. We manufacture and market the products both under patents and license agreements with other parties.

Our knowledge and experience, creative product development, marketing staff, and trade secret information with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines. As a condition of employment, we require all employees to execute a confidentiality agreement with us relating to proprietary information and patent rights.

There can be no assurances that our patents will provide competitive advantages for our products, or that competitors will not challenge or circumvent these rights. In addition, there can be no assurances that the United States Patent and Trademark Office, or PTO, will issue any of our pending patent applications. The PTO may also deny or require significant narrowing of claims in our pending patent applications, and patents issuing from the pending patent applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the PTO, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions. Additionally, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the laws in the U.S., or at all.

While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurances that we do not infringe any patents or other proprietary rights held by third parties. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. We are currently involved in an intellectual property lawsuit with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation. See Item 3 of this Form 10-K for further details.

We also rely on trade secrets and other unpatented proprietary technology. There can be no assurances that we can meaningfully protect our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurances, however, that the agreements will not be breached, that adequate remedies for any breach would be available, or that competitors will not discover or independently develop our trade secrets.

Third-Party Reimbursement

In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all of these payors relative to payment of claims or enforcement of guidelines established by The Centers for Medicare and Medicaid Services (CMS). Therefore, reimbursement can be quite different from payor to payor as well as one region of the country to another. We believe that reimbursement is an important factor in the success of any medical device. Consequently, we seek to obtain reimbursement for all of our products.

Reimbursement in the U.S. depends on our ability to obtain FDA clearances and approvals to market our products. Reimbursement also depends on our ability to demonstrate the short-term and long-term clinical and cost-effectiveness of our products from the results obtained from our clinical experience and formal clinical trials. We present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.

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

CMS, formerly known as the Healthcare Financing Administration, or HCFA, has adopted prospective payment systems with respect to U.S. government funded patients for services performed in hospital settings and all approved procedures performed in ambulatory surgery centers. These prospective payment systems reimburse hospitals according to a system of groupings that classify patients into clinically cohesive groups based on similar diagnosis and consumption of hospital resources. The payment rate for each grouping is established by CMS based on the national average cost associated with each category of treatment. The prospective payment is intended to reimburse the facility for all costs associated with the patient’s care, including all medical devices.

The majority of non-government funded payors have adopted payment systems based on the prospective payment methodology established by CMS. In some cases, however, particularly within the outpatient surgery center setting, providers continue to issue payments based on each component of the patient’s care. In these situations, facilities charge payors separately for any medical devices used during treatment. Reimbursement is typically based on the cost of the device plus a small administrative fee.

If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of our products may decline. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new devices and procedures. Canada, and some European and Asian countries, in particular France, Taiwan, and Korea, have tightened reimbursement rates. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods.

Employees

As of December 31, 2003, on a global basis, we employed directly and through our subsidiaries 845 people in the following areas: 359 in manufacturing, 265 in sales and marketing, 137 in administration and 84 in research and development. We do not have any active organized labor unions. We believe we have an excellent relationship with our employees.

Environmental

Our operations and properties are subject to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations. These laws and regulations govern, among other things, the generation, storage, handling, use and transportation of hazardous materials and the handling and disposal of hazardous waste generated at our facilities. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites.

We believe our costs of complying with current and future environmental laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, results of operations or financial condition, although there can be no assurances that they will not.

In 1999, groundwater contamination was detected at our Arlington, Tennessee facility. We have taken steps to investigate the nature and extent of the contamination. We believe the contamination was caused by the former owner of the business, Dow Corning Corporation (DCC). We have requested indemnification from DCC in accordance with the 1993 asset purchase agreement by which we purchased certain assets from DCC. Although DCC is involved in bankruptcy proceedings, under the debtor’s proposed plan of reorganization, environmental claims are not included in the bankruptcy. DCC may have factual and legal defenses to the claim and there can be no assurances that it will not prevail. Furthermore, there can be no assurances that DCC will have the capacity to pay the claim even if we should prevail on the claim. We submitted a remediation plan to state environmental authorities. The State of Tennessee Department of Environment and Conservation entered a Remediation Order based on the proposed remediation plan. The remediation plan consists primarily of ongoing groundwater monitoring. We believe that the cost of addressing the contamination, without regard to indemnification from the former owner of the business, will not materially adversely affect our business, results of operations or financial condition although there can be no assurances that it will not. At December 31, 2003, approximately $176,000 was recorded within accrued expenses, which we believe is sufficient for any further expenses we may incur related to this matter.

Available Information

Our website is located at www.wmt.com. We make available free of charge through this website all of our Securities and Exchange Commission (“SEC”) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC.

Item 2. Properties.

Our U.S. corporate headquarters include warehouse, administrative, and manufacturing facilities located in three buildings on 31 acres in Arlington, Tennessee. In early 2004, we completed an expansion of our administrative facility, increasing the total size of our facilities to an aggregate of 184,500 square feet. We believe that our manufacturing facilities have adequate room for current production requirements, however, in order to meet the needs of anticipated growth, these facilities may be expanded in the near future.

The majority of our products are manufactured in our 74,000 square foot manufacturing facility located in Arlington, Tennessee. This facility is leased from the Industrial Development Board of the Town of Arlington. The lease has an automatic renewal through 2049. We may exercise a nominal purchase option at any time. Our administrative and warehouse facilities are also leased from the Industrial Development Board of the City of Arlington. While we own the addition to the administrative facility, the original building is under a lease that expires on July 8, 2005. We may exercise a $101,000 purchase option on that building at any time. We may exercise a nominal purchase option at any time on the warehouse facility lease. It is an open-ended lease with no predetermined expiration date.

Our international operations include warehouse, research, administrative and manufacturing facilities located in several countries. Our primary international manufacturing facility and warehouse are located in leased facilities in Toulon, France. Our primary international research and development facility is located in leased facilities in Milan, Italy. In addition, our sales offices in France, Italy, the United Kingdom, Belgium, Japan, and Canada lease office and/or warehouse space.

Item 3. Legal Proceedings.

From time to time, we are subject to lawsuits and claims which arise out of our operations in the normal course of business. We are the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending, including the matter discussed below, will not have a material adverse effect on our financial position or results of operations.

Howmedica Osteonics Corp. v. Wright Medical Technology, Inc.

On March 28, 2000, Howmedica Osteonics Corp., a subsidiary of Stryker Corporation, filed a complaint in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® Knee product line. Howmedica Osteonics Corp. is seeking an order of infringement, unspecified damages and injunctive relief. If Howmedica Osteonics Corp. were to succeed in obtaining the relief it claims, the court could award damages to Howmedica Osteonics Corp., could impose an injunction against further sales of our products and could rule that our patents are invalid or unenforceable. We are unable to quantify the potential range of any damage award and no specific monetary damage was requested in Howmedica Osteonics Corp.’s complaint. A damage award could be significant. If a final damage award is rendered against us, we may be forced to raise or borrow funds, as a supplement to any available insurance claim proceeds, to pay the damages award. We believe that we have good defenses to this lawsuit and we intend to defend the lawsuit vigorously.

CERAbio, LLC and Phillips Plastics Corporation v. Wright Medical Technology, Inc.

In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), we purchased assets consisting primarily of completed technology for $3.0 million, and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is provided for in accrued expenses and is due once certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. We, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit in United States District Court for the Western District of Wisconsin against us for payment of the additional $1.5 million purchase price and the royalties earned to date. In November 2003, a jury returned a verdict in favor of CERAbio and ordered us to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued Expenses and Other Current Liabilities” in our consolidated balance sheet. We have appealed the verdict to the United States Court of Appeals for the Seventh Circuit and the appeal is pending. We intend to vigorously defend our position in this case and, in the opinion of management, do not believe that this claim will have a material adverse affect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 18, 2001, we completed our initial public offering, and issued 7,500,000 shares of voting common stock at $12.50 per share, which produced net proceeds of $84.8 million after deducting underwriting discounts and offering expenses. We used the net proceeds of our initial public offering to repay debt. Simultaneous with the closing of the offering, all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the offering, Warburg converted approximately $13.1 million of our senior subordinated notes into 1,125,000 shares of non-voting common stock.

On March 6, 2002, we, along with certain selling stockholders, completed a secondary offering of 6,900,000 shares, including the over-allotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, we offered 3,450,000 shares in the secondary offering. The net proceeds generated of $49.5 million, after deducting underwriting discounts and offering expenses, have been invested in short-term, investment-grade securities. Following the closing of the secondary offering, Warburg converted all of its shares of non-voting common stock into shares of voting common stock. Consequently, there are no outstanding shares of non-voting common stock.

Our common stock is traded on the Nasdaq National Market under the symbol “WMGI.” The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year 2002
First Quarter	$20.09	$15.42
Second Quarter	$22.90	$18.84
Third Quarter	$21.82	$15.15
Fourth Quarter	$22.94	$16.05
Fiscal Year 2003
First Quarter	$17.70	$14.03
Second Quarter	$21.12	$16.41
Third Quarter	$26.20	$19.43
Fourth Quarter	$30.40	$24.75

As of February 10, 2004, there were 155 stockholders of record and an estimated 3,611 beneficial stockholders. We have not had any recent sales of unregistered securities or purchases of equity securities.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, our current credit facility prohibits us from paying any cash dividends without the lenders’ consent.

Item 6. Selected Financial Data.

The following table sets forth certain selected consolidated financial data of Wright Medical Group, Inc. (the “Company”) and Wright Medical Technology, Inc., (the “Predecessor Company”), for the periods indicated. The selected consolidated financial data as of December 31, 2003 and 2002 and for the years then ended, was derived from our consolidated financial statements audited by KPMG LLP. The selected consolidated financial data as of December 31, 2001, 2000 and 1999, and for the years ended December 31, 2001 and 2000, the period from January 1, 1999 to December 7, 1999, and the period from December 8, 1999 to December 31, 1999 was derived from our and the Predecessor Company’s consolidated financial statements audited by Arthur Andersen LLP. The audited consolidated financial statements as of December 31, 2003 and 2002 and for the years then ended, are included elsewhere in this filing. The audited consolidated financial statements as of December 31, 2001, 2000 and 1999 and for the year ended December 31, 2000, the period from January 1, 1999 to December 7, 1999, and the period from December 8, 1999 to December 31, 1999 are not included in this filing. Historical and pro forma results are not necessarily indicative of the results to be expected for any future period.

	Consolidated Wright Medical Group, Inc.					Predecessor Company

					Period from	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	December 8 to	January 1 to
	December 31,	December 31,	December 31,	December 31,	December 31,	December 7,
In thousands, except per share data	2003	2002	2001	2000	1999	1999

Statement of Operations Data:
Net sales	$248,932	$200,873	$172,921	$157,552	$7,976	$101,194
Cost of sales(1)	67,815	55,616	51,351	80,370	4,997	44,862

Gross profit	181,117	145,257	121,570	77,182	2,979	56,332
Operating expenses:
Selling, general and administrative(2)	127,612	106,875	95,556	82,813	4,837	47,547
Research and development	16,151	10,357	10,108	8,390	508	5,857
Amortization of intangible assets(3)	3,562	3,946	5,349	5,586	466	2,334
Stock-based expense	2,068	1,724	1,996	5,029	—	523
Arbitration settlement award	—	(4,200)	—	—	—	—
Transaction and reorganization	—	—	—	—	3,385	6,525
Acquired in-process research and development costs	4,558	—	—	—	11,731	—

Total operating expenses	153,951	118,702	113,009	101,818	20,927	62,786

Income (loss) from operations	27,166	26,555	8,561	(24,636)	(17,948)	(6,454)
Interest expense, net	1,107	938	7,809	12,446	1,909	13,196
Other (income) expense, net	(1,060)	(1,277)	685	870	67	616

Income (loss) before income taxes	27,119	26,894	67	(37,952)	(19,924)	(20,266)
Provision (benefit) for income taxes	9,722	1,834	1,574	1,541	(25)	190

Net income (loss)	$17,397	$25,060	$(1,507)	$(39,493)	$(19,899)	$(20,456)

Net income (loss) per share:(4)
Basic	$0.53	$0.79	$(0.31)	$(3,405.71)	$(27,918.17)

Diluted	$0.50	$0.75	$(0.31)	$(3,405.71)	$(27,918.17)

Weighted-average number of common shares outstanding - basic	32,857	31,870	13,195	17	1

Weighted-average number of common shares outstanding - diluted	34,561	33,550	13,195	17	1

Unaudited pro forma net income (loss) per share:(5)
Basic	$0.53	$0.79	$(0.06)	$(2.29)

Diluted	$0.50	$0.75	$(0.06)	$(2.29)

Weighted-average number of common shares outstanding - pro forma basic(5)	32,857	31,870	23,544	17,260

Weighted-average number of common shares outstanding - pro forma diluted(5)	34,561	33,550	23,544	17,260

	Consolidated Wright Medical Group, Inc.

	As of December 31,

In thousands	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash and cash equivalents	$66,571	$51,373	$2,770	$16,300	$733
Working capital	147,255	127,557	47,546	54,020	83,840
Total assets	322,103	276,370	193,719	216,964	238,312
Long-term liabilities	20,516	25,939	30,967	141,514	137,368
Redeemable preferred stock	—	—	—	91,254	70,867
Stockholders’ equity (deficit)	$238,318	$204,999	$117,300	$(76,976)	$(22,834)

						Predecessor
	Consolidated Wright Medical Group, Inc.					Company

					Period from	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	December 8 to	January 1 to
	December 31,	December 31,	December 31,	December 31,	December 31,	December 7,
In thousands	2003	2002	2001	2000	1999	1999

Other Data:
Cash flows provided by (used in) operating activities	$40,065	$21,950	$818	$18,151	$(22,701)	$8,914
Cash flows used in investing activities	(25,844)	(22,430)	(15,558)	(14,109)	(22,410)	(2,179)
Cash flows provided by (used in) financing activities	514	48,384	1,372	6,028	51,844	(6,105)
Depreciation	13,948	13,553	10,096	11,008	489	6,236
Amortization of intangible assets(3)	3,562	3,946	5,349	5,586	466	2,334
Capital expenditures	$18,116	$17,974	$16,764	$14,109	$11	$2,179

(1)	In connection with our recapitalization and acquisition of Cremascoli, we recorded inventory step-ups pursuant to Accounting Principles Board (APB) Opinion No. 16. This accounting treatment required a $31.1 million step-up of inventories above manufacturing costs. The step-up was charged to cost of sales over the following twelve months, reflecting the estimated period over which the inventory was sold. Cost of sales was charged $29.1 million in the year ended December 31, 2000, and $2.0 million in the period from December 8 to December 31, 1999.

(2)	In accordance with the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” our $1.6 million loss on early retirement of debt in 2001 does not meet the criteria to be classified as extraordinary. Consequently, pursuant to this newly adopted standard, this amount has been reclassified to selling, general and administrative expense.

(3)	Amortization of intangible assets in 2003 and 2002 excludes amortization of goodwill in accordance with SFAS No. 142. See Note 6 to the financial statements contained in Item 8 of this report.

(4)	Net income (loss) applicable to common stockholders includes preferred stock dividends of $2.5 million for the year ended December 31, 2001, preferred stock dividends of $4.4 million and the beneficial conversion feature of the series C preferred stock of $13.1 million for the year ended December 31, 2000, and preferred stock dividends of $230,000 for the period from December 8 to December 31, 1999.

(5)	In calculating the pro forma net income (loss) per share, we have given effect to the conversion of all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, into common stock as if the conversion occurred at the beginning of the respective period. Therefore, pro forma net loss applicable to common stockholders excludes preferred stock dividends of $2.5 million for the year ended December 31, 2001, and preferred stock dividends of $4.4 million and the beneficial conversion feature of the series C preferred stock of $13.1 million for the year ended December 31, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 8 of this report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, challenges and risks we focus on in the operation of our business.

•	Net sales and expense components. This section provides a description of each historical line item on our consolidated statement of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statement of operations.

•	Seasonality. This section describes the effects of seasonality on our business.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of December 31, 2003.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our consolidated financial statements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

Executive Summary

Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, and to provide other biological solutions for surgeons and their patients. We have been in business for over fifty years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.

Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic manufacturing, warehousing, research and administrative activities. Outside the U.S., we operate manufacturing and administrative facilities in Toulon, France; research, distribution and administrative facilities in Milan, Italy and sales and distribution offices in Canada, Japan and across Europe. Our global distribution system consists of a sales force of approximately 600 individuals that market our products to orthopaedic surgeons and hospitals. We have approximately 300 exclusive independent distributors and sales associates in the U.S., and approximately 300 sales representatives internationally who are employed through a combination of our stocking distribution partners and direct sales offices.

In recent history, we have had several significant developments, including the following:

•	On December 7, 1999, an investment group led by Warburg, Pincus Equity Partners, L.P. (“Warburg”) acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., in a transaction that recapitalized our business.

•	On December 22, 1999, we acquired Cremascoli Ortho Holding, S.A. (“Cremascoli”), an orthopaedic device company based in Toulon, France.

•	On July 18, 2001, we completed our initial public offering (“IPO”), issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses.

•	On March 6, 2002, we, along with certain selling stockholders, completed a secondary offering of 6,900,000 shares, including the over-allotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, we offered 3,450,000 shares in the secondary offering, the net proceeds of which were $49.5 million, after deducting underwriting discounts and offering expenses.

Principle Products and Significant Business Trends. Our net sales primarily include sales of reconstructive joint devices and biologics products. Our reconstructive joint device net sales are derived from three primary product lines: knees, hips and extremities. Our biologics sales encompass sales of products designed to stimulate and augment the natural regenerative capabilities of the human body. Additionally, we generate other net sales from various orthopaedic products not considered to be part of our knee, hip, extremity or biologics product lines.

During 2003, our business experienced significant growth. Net sales in 2003 increased to $248.9 million, compared to $200.9 million in 2002, representing growth of 24%. Our biologics and extremity product lines, which have been significant contributors to our growth since our December 1999 reorganization, continued to contribute during 2003. Additionally, in 2003 we experienced significant growth in our hip product line as a result of several new product introductions.

Our biologics products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principle biologics products include our ALLOMATRIX® line of injectable tissue-based bone graft substitutes, our OSTEOSET® synthetic bone graft substitute, our MIIG® family of minimally invasive injectable synthetic bone grafts, our GRAFTJACKET® tissue repair and containment membranes, and in our international markets, our ADCON® Gel anti-adhesion product. Our biologics business grew 31% in 2003.

In 2004, within biologics, we will be focusing on two key regulatory initiatives. In 2002, the FDA officially notified us that our ALLOMATRIX® line of products should be reviewed and regulated under the medical device premarket notification provisions. In response, we promptly filed a 510(k) premarket notification for these products. The FDA has exercised enforcement discretion during the review process, and therefore our ALLOMATRIX® line continues to be marketed and sold in the U.S. while we work toward ultimate approval.

In the fourth quarter of 2003, we submitted the final module of our premarket approval (“PMA”) application for ADCON® Gel to the FDA. We are currently awaiting the FDA’s review and response to that submission. Our ADCON® Gel product is not currently available on the U.S. market.

We offer extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. Our principle extremity products include the Swanson line of finger and toe joint replacement products, the ORTHOSPHERE® Carpometacarpal Implant for repair of the basal thumb joint, the EVOLVE® Modular Radial Head device, the LOCON-T® Distal Radius Plating System, and a comprehensive system of foot and ankle implants. We experienced sales growth of 26% in 2003 in the extremities product line, principally the result of the continued success of our EVOLVE® Modular Radial Head device and our foot and ankle products and pricing increases across our extremity product offerings. We anticipate that EVOLVE®, along with our foot and ankle products, will be the growth drivers of our extremity business in 2004.

Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants, and limb preservation. Our hip joint products include the CONSERVE® family of products, the LINEAGE® Acetabular System, the PERFECTA® Hip System, the PROFEMUR® Modular Hip System, and the ANCA-FIT™ Hip System. In early 2003, the FDA granted us approval to market our ceramic-on-ceramic bearing as part of the LINEAGE® Acetabular System, placing us among the first companies to market ceramic-on-ceramic total hip solutions in the U.S. Our hip product line, which offers surgeons low wear ceramic-on-ceramic and metal-on-metal bearing surfaces, large diameter heads and our innovative modular necks, led to the 37% growth in our hip business in 2003. We anticipate additional competition in ceramic-on-ceramic hip market in 2004; however, we believe that our position as one of the few early entrants into this market, combined with our full continuum of successful hip products, will position us for continued

success in 2004. Our CONSERVE® Plus Resurfacing Implant is available outside the U.S. and is pending FDA clearance for the U.S. market. With CONSERVE® Plus, the surface of the patient’s femoral head and the acetabular surface are replaced with minimal bone loss in a minimally invasive procedure.

Our knee reconstruction products position us well in the areas of total knee reconstruction, revision replacement implants, and limb preservation products. Our principle knee products include the ADVANCE® Knee System, and the ADVANCE® Unicompartmental Knee System. Our knee business was impacted in late 2002 when we transitioned certain domestic distributorships that did not fit with our long-term objectives or business philosophies. Due to these transitions, 2003 was a challenging year in the domestic marketplace for our knee products. However, we steadily improved our domestic knee growth rate throughout 2003, bringing our overall worldwide growth rate to 9% for the year. We anticipate that our newer products and the continued favorable impact of our distributor changes will enable us to experience overall growth rates in our knee business during 2004 that are consistent with the market’s overall procedure rate of growth.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success is dependent on our ability to compete successfully against our competitors. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in the “Factors Affecting Future Operating Results” section of our MD&A.

Net Sales and Expense Components

Net Sales. We derive our net sales primarily from the sale of reconstructive joint devices and biologics products. An overview of our principle product lines and significant trends in our business is provided in the “Executive Summary” section of our MD&A.

Cost of Sales. Our cost of sales consists primarily of direct labor, allocated manufacturing overhead, raw materials and components, royalty expenses associated with licensing technologies used in our products or processes and certain other period expenses.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of salaries, sales commissions, royalty and consulting expenses associated with our medical advisors, marketing costs, facility costs, other general business and administrative expenses, and depreciation expense associated with surgical instruments that we loan to surgeons to use when implanting our products.

Research and Development. Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products.

Amortization of Intangible Assets. Our intangible assets consist of purchased intangibles principally related to completed technology, distribution channels and trademarks primarily resulting from our 1999 acquisition of Cremascoli. We amortize intangible assets over periods ranging from 3 months to 15 years.

Stock-based Expense. We incur stock-based expenses as a result of the amortization of non-cash deferred compensation that is recorded in accordance with Accounting Principles Board (“APB”) Opinion No. 25. This deferred compensation resulted following the issuance of stock options to employees and the sale of equity securities when the estimated fair value of the securities was deemed, for financial reporting purposes, to have exceed their respective exercise or sales price. Additionally, for stock-based incentives granted to consultants, we defer and amortize the fair value of such grants as calculated pursuant to SFAS No. 123. Deferred compensation is amortized on a straight-line basis over the respective vesting periods of the stock-based incentives, which is generally four years, and we immediately expense all stock-based compensation associated with the issuance of equity where no vesting restrictions apply. The substantial majority of our stock-based expense relates to the issuance of shares and options prior to the completion of our IPO in July 2001. Prior to our IPO, we generated approximately $11.9 million of deferred stock-based compensation related to stock grants, stock option grants and the sale of preferred stock to employees.

Interest Expense, Net. Interest expense, net consists primarily of interest associated with borrowings outstanding under our senior credit facilities as well as non-cash expenses associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities. These expenses are offset by income earned on our invested cash balances.

Other (Income) Expense, Net. Other (income) expense consists primarily of net gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We record tax provisions for income taxes on earnings generated by both our domestic and international operations. Historically, our effective tax rates have varied from our statutory tax rates primarily due to research and development credits and changes to our valuation allowance and prior to 2002, nondeductible goodwill amortization.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,

	2003		2002		2001

		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales

Net sales	$248,932	100.0%	$200,873	100.0%	$172,921	100.0%
Cost of sales	67,815	27.2%	55,616	27.7%	51,351	29.7%

Gross profit	181,117	72.8%	145,257	72.3%	121,570	70.3%
Operating expenses:
Selling, general and administrative	127,612	51.3%	106,875	53.2%	95,556	55.3%
Research and development	16,151	6.5%	10,357	5.2%	10,108	5.8%
Amortization of intangible assets	3,562	1.4%	3,946	2.0%	5,349	3.1%
Stock-based expense	2,068	0.8%	1,724	0.8%	1,996	1.2%
Acquired in-process research and development costs	4,558	1.8%	—	—	—	—
Arbitration settlement award	—	—	(4,200)	(2.1)%	—	—

Total operating expenses	153,951	61.8%	118,702	59.1%	113,009	65.4%
Income from operations	27,166	10.9%	26,555	13.2%	8,561	5.0%
Interest expense, net	1,107	0.4%	938	0.5%	7,809	4.5%
Other (income) expense, net	(1,060)	(0.4)%	(1,277)	(0.6)%	685	0.4%

Income before income tax	27,119	10.9%	26,894	13.4%	67	0.0%
Provision for income taxes	9,722	3.9%	1,834	0.9%	1,574	0.9%

Net income (loss)	$17,397	7.0%	$25,060	12.5%	$(1,507)	(0.9)%

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Net Sales. The following table sets forth our net sales by product line for the periods indicated expressed as dollar amounts:

	Year Ended December 31,

	2003	2002	2001

In thousands:
Knee products	$78,338	$72,058	$68,238
Hip products	78,071	56,945	48,589
Biologics products	50,056	38,347	26,810
Extremity products	31,876	25,367	20,989
Other	10,591	8,156	8,295

Total net sales	$248,932	$200,873	$172,921

The following graphs illustrate our product line sales as a percentage of total net sales for 2003, 2002, and 2001:

Product Sales as a Percentage of Total Net Sales

Our net sales growth in 2003 was attributable to the continued success of our biologics and extremity product lines, as well as significant growth in our hip product line. Geographically, our domestic net sales totaled $152.9 million in 2003 and $122.4 million in 2002, representing 61% of total net sales in both years and growth of 25%. Our international sales totaled $96.1 million in 2003, increasing by 22% over sales of $78.5 million in 2002. Our 2003 international sales include a favorable currency impact of approximately $11.9 million, principally resulting from the 2003 performance of the euro against the U.S. dollar. Our European and Japanese operations continue to be the significant drivers of our sales growth in our international operations.

From a product line perspective, we experienced sales growth across all product lines in 2003. For 2003, our hip product sales totaled $78.1 million, representing a 37% increase. This increase is primarily attributable to demand for our higher-priced CONSERVE® Total Implant with BFH™ Technology, as well as our LINEAGE® Acetabular System and our PROFEMUR™ stem products, both of which were positively influenced by the launch of our

LINEAGE® ceramic-on-ceramic hip system in the first quarter 2003. Additionally, continued growth in sales of our PERFECTA® hip system and growth of our ANCA-FIT™ Hip System, which is sold in our international markets, contributed to our hip performance in 2003.

Sales in 2003 of our biologics products totaled $50.1 million, representing a year-over-year increase of 31%. Our increase in net sales of biologics products was attributable to growth in all of our biologics product offerings. For 2003, we experienced the benefit of a full year of sales of our GRAFTJACKET® tissue repair and containment membranes, which were introduced in the third quarter of 2002. Additionally, sales growth of our OSTEOSET® Resorbable Bead Kits, our MIIG® (Minimally Invasive Injectable Graft) family of products, and the growth of our ALLOMATRIX® line of bone graft substitutes led to increased biologics performance in 2003. International sales of our ADCON® Gel products, which we began selling in certain international markets in the second quarter of 2003, further contributed to our biologics performance in 2003.

Our extremity product sales increased to $31.9 million in 2003, representing growth of 26% over 2002. Increased sales of our higher priced extremity products, such as our EVOLVE® Modular Radial Head System and our foot and ankle products, as well as pricing increases across our extremity product offerings, were the most significant factors contributing to our year over year growth.

Sales of our knee products totaled $78.3 million in 2003, representing growth of 9%. Our knee performance improved steadily throughout 2003. We attribute this increase to growth experienced by our ADVANCE® knee product line and the favorable impact of changes in our domestic distribution network. These increases were partially offset by decreased sales of certain of our more mature knee products, primarily our ADVANTIM® knee line.

Cost of Sales. Cost of sales as a percentage of net sales decreased slightly to 27.2% in 2003. This decrease is primarily a result of our ability to manage certain of our fixed manufacturing costs while our business significantly expanded during 2003. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Selling, General and Administrative. As a percentage of net sales, our 2003 selling, general and administrative expenses decreased by 1.9 percentage points from 53.2% in 2002 to 51.3%. Within selling, general and administrative expenses, our expenses for sales commissions remained relatively flat versus prior year as a percentage of net sales. In 2003, we experienced increases in our royalty expenses as a percentage of sales, however, 2002 royalty expense includes the favorable impact of the resolution of a royalty matter of approximately $800,000. Excluding this favorable benefit, year over year royalty expense, as a percentage of net sales remained constant. On an overall basis, our reduction in selling, general and administrative expenses as a percentage of net sales was a result of our ability to control discretionary spending associated with those expenses, while significantly growing our business. The benefits we realized from controlling spending despite our sales growth were partially offset by increases in product liability insurance expense. Product liability insurance costs have increased significantly in the past two years on an industry wide basis.

We anticipate that our selling, general and administrative expenses as a percentage of net sales will continue to decrease in future periods as we control the growth of our existing infrastructure while continuing to expand our business. However, these expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure.

Research and Development. Our level of investment in research and development activities, as a percentage of net sales, increased by 1.3 percentage points to 6.5% in 2003. The overall profitability of our business in 2003 enabled us to increase our investment in research and development activities. The 2003 increase in expense was attributable to heightened levels of clinical evaluations for pre-market products and products already on the market, and continued investments in development opportunities for possible future products. Our key product launches in 2003 included our ceramic-on-ceramic bearing for use in our LINEAGE® Acetabular System, our MIIG® X3 High-Strength Injectable Graft, our CELLPLEX™ TCP Synthetic Cancellous Bone repair matrix and our GRAFTJACKET® matrix for ulcer repair.

For 2004, we anticipate that our research and development expenditures as a percentage of net sales will increase to approximately 7%. As our business continues to grow, we expect our research and development expenditures to increase in absolute dollars and potentially as a percentage of sales as we continue to increase our investment in product development initiatives and clinical studies.

Amortization of Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, we ceased amortizing goodwill and instead evaluate it at least annually for impairment in accordance with SFAS No. 142. We performed our annual evaluation of goodwill for impairment during the fourth quarter of 2003 and determined that no impairment charges related to our recorded goodwill were required.

Based on the intangible assets held at December 31, 2003, we expect to amortize approximately $3.2 million in 2004, $3.0 million in 2005 and 2006, $2.6 million in 2007 and $2.5 million in 2008.

Stock-based Expense. We recognized $2.1 million and $1.7 million of stock-based expense during 2003 and 2002, respectively, resulting from the amortization of our deferred compensation. Based upon the stock-based awards outstanding at December 31, 2003, we expect to recognize stock-based expense totaling $1.6 million in 2004, $600,000 in 2005, $300,000 in 2006 and a minimal amount in 2007.

In-Process Research and Development Cost. Upon consummation of the acquisition of certain ADCON® Gel technology assets from Gliatech Inc. (“Gliatech”), in March 2003, we immediately recognized as expense approximately $4.6 million representing the estimated fair value of purchased in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use (see Note 3 to our consolidated financial statements in Item 8 of this report). The value was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from this project, and discounting the net cash flows back to their present values. An additional discount was applied to the project to take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process research and development.

The resulting net cash flows from the project were based on our management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project.

A summary of the estimates used to calculate the net cash flows for the project is as follows:

Year net cash
	in-flows	Discount rate including
	expected	factor to account for
Project	to begin	uncertainty of success	Acquired IPRD

ADCON® Gel	2004	32.3%	$4,558,000

The ADCON® Gel products are designed to reduce adhesion formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve (ADCON®-T/N Gel) procedures, thus reducing or eliminating post-operative pain.

Both ADCON®-L Gel and ADCON®-T/N Gel are commercially available internationally, but are currently not available for sale in the U.S. The ADCON®-L Gel product had previously received regulatory clearance from the FDA in mid-1998. In December 2000, the FDA determined that the provisions of the FDA Application Integrity Policy (“AIP”) would be applied to Gliatech due to violations of Good Clinical Practices in the conduct, analysis, and reporting of data specific to the U.S. Clinical Study of ADCON®-L Gel. In early 2003, the FDA lifted the AIP status of Gliatech, which subsequently allowed us, as the new owner of the technology, to present the FDA with clinical data intended to support the return of ADCON®-L Gel to the U.S. market. The third and final module of our PMA application related to ADCON®-L Gel was submitted to the FDA in December of 2003. We are currently awaiting the FDA’s review and response to that submission. We will be required to conduct a separate clinical study to enter the U.S. market with ADCON®-T/N Gel.

We anticipate that portions of our existing cash will be used to develop the purchased in-process research and development into commercially viable products. This development consists primarily of the completion of all clinical evaluation testing activities and regulatory approvals that are necessary to establish the safety and efficacy of the product and to market it in the U.S. Bringing the purchased in-process research and development to market also includes testing the products for compatibility and interoperability with commercially viable products. Due to the history of the ADCON® Gel products with the FDA, we are unable to estimate the extent of research and development activities that will be necessary to develop these products into commercially viable products. For ADCON®-L Gel, based on the timing of the submission of our PMA application, we anticipate that ADCON®-L Gel will be available for sale in the U.S. market no sooner than the second half of 2004. We expect to pursue necessary clinical studies to allow FDA approval for additional applications outside of the spine, such as the peripheral tendon/nerve. We are unable to estimate at this time when such additional FDA approvals would occur.

We are continuously monitoring our development projects. We believe that the assumptions used in the valuation of purchased in-process research and development represent a reasonably reliable estimate of the future benefits attributable to the purchased in-process research and development. No assurance can be given that actual results will not deviate from those assumptions in future periods.

Interest Expense, Net. As outlined in our “Net Sales and Expense Components” section of MD&A, interest expense, net consists primarily of interest associated with borrowings outstanding under our senior credit facilities. Interest expense is partially offset by interest income generated on our invested cash balances of approximately $636,000 and $769,000, in 2003 and 2002, respectively. Our net interest expense includes non-cash expense associated with the amortization of deferred financing costs resulting from the origination of our senior credit facilities of $261,000 during both 2003 and 2002.

Other (Income) Expense, Net. As noted above, our other (income) expense consists of net gains resulting from foreign currency fluctuations totaling $1.2 million and $1.4 million in 2003 and 2002, respectively, partially offset by other non-operating expenses. We expect other income and expense to fluctuate in future periods depending upon our relative exposures to foreign currency risk and ultimate fluctuations in exchange rates.

Provision for Income Taxes. Our effective tax rate for 2003 was approximately 36% as compared to an effective tax rate of 7% for 2002. Prior to 2002, we provided a valuation allowance against all of our net deferred tax assets for U.S. income tax purposes and a portion of our net deferred tax assets for foreign tax purposes, because, given our prior history of operating losses, the realizability of those assets was uncertain. During 2002, our sustained history of profitability and the reduced debt burden following our July 2001 IPO, made the realization of certain deferred tax assets more likely than not, and we consequently reversed a significant portion of our valuation allowance against such net deferred tax assets for U.S. income tax purposes. This reduction resulted in an $8.1 million non-cash benefit to our provision for income taxes recorded in 2002. Excluding this benefit, our effective tax rate for 2002 would have been approximately 37%. We estimate that our combined applicable statutory rates were approximately 39.6% during both 2003 and 2002.

Excluding the benefit from the reduction of our valuation allowance in 2002, the decrease in our effective tax rate on a year over year basis, reflects the effect of certain tax saving initiatives implemented in 2003. For 2004, we expect our effective tax rate to increase from our 2003 level to a range of 38% to 39%, absent any incremental tax saving opportunities that might be identified and implemented.

At December 31, 2003, we have net operating loss carryforwards of approximately $25.3 million domestically, which expire in 2009 through 2021, and $23.5 million internationally, which expire in 2004 through 2010. Additionally, we have domestic general business credit carryforwards for approximately $4.4 million, which expire in 2007 through 2016, and alternative minimum tax credits which do not expire. Our U.S. Federal net operating loss carryforwards are subject to certain annual limitations, and due to these limitations, some of our net operating losses may expire unused. The valuation allowance remaining at December 31, 2003 is for a portion of our deferred tax assets for U.S. income tax purposes and a portion of our deferred tax assets for foreign income tax purposes. We will continue to reassess the realization of the remainder of our deferred tax assets and adjust the related valuation allowance as necessary.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Net Sales. Our net sales increased to $200.9 million for 2002, representing growth of 16% as compared to 2001. Our net sales growth in 2002 was attributable to the continued success of our biologics and extremity product lines. Geographically, our domestic net sales totaled $122.4 million and $108.0 million, representing 61% and 62% of our total net sales, in 2002 and 2001, respectively. This represents 2002 growth of 13.3%. Our international sales totaled $78.5 million in 2002, increasing by 21% over sales of $64.9 million in 2001. Our 2002 international sales include a positive currency impact of approximately $2.3 million, principally resulting from transactions denominated in the euro, when compared to 2001. International sales performance in 2002 was driven by growth in sales in our core European business and our initiatives in Asia, particularly in Japan.

With respect to product sales in 2002, our net sales growth for 2002 was attributable to increases in sales across all of our product lines. For 2002, we experienced growth of 43%, 21%, 17% and 6%, in our biologics, extremity, hip and knee product lines, respectively. Our most significant growth drivers in 2002, were our biologics and extremities product lines. During 2002, our 43% biologics sales growth was attributable primarily to the success of our ALLOMATRIX® line of bone graft substitute products and the introduction of our MIIG® 115 minimally invasive injectable graft system in the second quarter of 2002. Extremity sales growth of 21% in 2002 was primarily the result of sales volume growth in our EVOLVE® Modular Radial Head product and our foot and ankle products. Additionally, shifts to higher priced extremity product offerings contributed to the 2002 growth.

Cost of Sales. Our cost of sales as a percentage of net sales decreased 2 percentage points from 29.7% in 2001 to 27.7% in 2002. This decrease was primarily due to improved margins resulting from moderate shifts in sales composition to higher margin product lines, such as biologics, and efficiency gains in our manufacturing process.

Operating Expenses. Our total operating expenses decreased, as a percentage of net sales, by 6.3 percentage points to 59.1% in 2002. Operating expenses include selling, general and administrative expenses, research and development expenses, amortization of intangibles, stock-based expenses and for 2002, our $4.2 million arbitration settlement award. The decrease from 2001 was primarily attributable to favorable selling, general and administrative expenses, reductions in the amortization of intangible assets, and the favorable impact of the arbitration settlement award we received in 2002.

As a percentage of net sales, our selling, general and administrative expenses decreased by 2.1 percentage points to 53.2% in 2002. This decrease was primarily attributable to favorable impacts of the resolution of a royalty matter of approximately $800,000 in the second quarter of 2002 and the resolution of a state business tax matter in the third quarter of 2002. During 2002, commissions and sales and marketing expenses remained relatively constant as a percentage of net sales. Our 2001 selling, general and administrative expenses were unfavorably impacted by a non-cash charge totaling approximately $1.6 million, principally related to unamortized loan costs following the repayment of our euro-denominated senior credit facility.

Our non-cash charges associated with the amortization of intangible assets decreased as a percentage of sales by 1.1 percentage points in 2002. The decrease in amortization expense was primarily the result of the cessation of amortization of goodwill as required by SFAS No. 142 which we implemented effective January 1, 2002.

During the first quarter of 2002, we received a favorable award totaling $4.2 million in a commercial arbitration proceeding with a former business services provider. The award was recognized as operating income in the first quarter of 2002.

Interest Expense, Net. The significant decrease in our net interest expense from 2001 was the result of our use of the proceeds from our July 2001 IPO to repay our senior subordinated notes and to reduce our outstanding bank borrowings. In addition, during the third quarter of 2001, we repaid amounts outstanding under our previous euro-denominated senior credit facility and renegotiated the terms of our current senior credit facility. The renegotiation of our senior credit facility resulted in more favorable terms with regards to the interest rate charged on borrowings under the senior credit facility. Net interest expense was favorably impacted in 2002 as we invested the proceeds of our March 2002 secondary offering in interest-bearing, investment-grade securities resulting in the generation of additional interest income.

Provision for Income Taxes. Our effective tax rate for 2002 was 7% as compared to an effective tax rate of approximately 2350% for 2001. For 2002, our effective tax rate was favorably impacted by our reduction of the valuation allowance against our deferred tax assets which resulted in the recognition of a non-cash benefit to the income tax provision of $8.1 million. Our tax provisions in 2002 and 2001 resulted from taxes incurred related to earnings generated by certain of our international operations and changes to the valuation allowance on foreign deferred tax assets. The differences between our effective tax rate and applicable statutory rates were primarily due to changes in the valuation allowance related to our deferred tax assets and, in 2001, nondeductible goodwill.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and fourth quarters. We traditionally experience lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European holiday schedule during the summer months.

In addition to the seasonality of our net sales, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this 3-day event, we display our most recent and innovative products for these surgeons.

Liquidity and Capital Resources

	As of December 31,

(in thousands)	2003	2002

Cash and cash equivalents	$66,571	$51,373
Working capital	147,255	127,557
Line of credit availability	57,742	57,642

Our cash and cash equivalents increased during 2003 by $15.2 million, compared to an increase of $48.6 million in 2002. Our 2003 increase in cash and cash equivalents and working capital is primarily attributable to the generation of $40 million of cash from operating activities during 2003, partially offset by capital expenditures and the acquisition of ADCON®-related assets. Our 2002 increase in cash and cash equivalents was primarily attributable to the $49.5 million of net proceeds from our March 2002 secondary offering, as well as the generation of $22 million of cash in operating activities in 2002, partially offset by capital spending.

Operating Activities. Operating cash flows in 2003 benefited from the profitability of our business, as well as improved inventory management. These factors were partially offset by a cash payment of $3.1 million for U.S. tax purposes related to alternative minimum tax. Operating cash flows for the year ended December 31, 2002 were favorably affected by the receipt of a $4.2 million arbitration settlement award, and negatively affected by the payment of approximately $4.2 million of costs associated with certain international distributorship transitions. Additionally, we made significant investments in new product inventory in 2002 which negatively impacted 2002 operating cash flows as compared to 2003. Cash generated from operating activities totaled approximately $800,000 in 2001.

Investing Activities. Our capital expenditures totaled approximately $18.1 million in 2003, $18.0 million in 2002, and $16.8 million in 2001. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $24 million in total for 2004, approximately $2 million of which we anticipate will be used in the continued implementation of our enterprise computer system and $22 million of which we anticipate will be used for routine recurring capital expenditures, including surgical instruments.

In 2003, in addition to our routine capital expenditures, we paid $7.8 million to complete the purchase of in-process research and development, tangible assets, and intangible assets from Gliatech, which were primarily related to the

ADCON® Gel technology. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

Financing Activities. During 2003, we made $4 million in payments related to borrowings under our senior credit facility. Additionally, we made approximately $1.8 million in payments related to our long term capital leases. Also in 2003, our operating subsidiary in Italy entered in to a new agreement to factor portions of its accounts receivable balances. The cash proceeds received from this factoring agreement are reflected as cash flows from financing activities in our consolidated statements of cash flow. We recorded an obligation for the amount of the proceeds received under this agreement as of December 31, 2003. This obligation is included within our “Accrued Expenses and Other Current Liabilities” in our consolidated balance sheet. The net proceeds received under the agreement in 2003 totaled approximately $4.7 million.

In 2004, we anticipate our debt payments to increase to $4.5 million based on the terms of our senior credit facility. Additionally, we will make continued payments under our long-term capital leases, including interest, of approximately $2 million. We anticipate that our factoring program in Italy will continue; however, the level and extent of the amounts factored under the agreement and the ultimate amount of proceeds received under the program cannot be predicted. Therefore, we are unable to predict the ultimate amount of proceeds that will be received in 2004 related to this factoring agreement.

Contractual Cash Obligations. At December 31, 2003 we had contractual cash obligations and commercial commitments as follows:

	Payments Due by Periods

	Total	2004	2005 - 2006	2007 - 2008	After 2008

Amounts reflected in balance sheet:
Long-term debt	$13,250	$4,500	$8,750	$—	$—
Capital lease obligations(1)	5,023	2,033	2,114	728	148
Amounts not reflected in balance sheet:
Operating leases	9,843	4,613	4,769	443	18
Purchase obligations	5,394	5,394	—	—	—
Royalty and consulting agreements	5,834	5,414	420	—	—

Total contractual cash obligations	$39,344	$21,954	$16,053	$1,171	$166

(1) Payments include amounts representing interest

Our senior credit facility, which we entered into on August 1, 2001, has a five-year term and consists of $20 million in term loans and a revolving loan facility of up to $60 million. Borrowings under the senior credit facility are guaranteed by all of our subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc., our wholly-owned subsidiary, and our other domestic subsidiaries. The credit facility contains customary covenants including, among other things, restrictions on our ability to pay cash dividends, prepay debt, incur additional debt and sell assets. The credit facility also requires us to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. In the event that we violate these covenants, we would be required to repay the remaining balance of the debt. Additionally, we would incur a charge to operating income for unamortized financing costs. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio.

The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2003. The minimum lease payments related to these leases are discussed further in Note 9 to the consolidated financial statements contained in Item 8 of this report.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancellable operating leases primarily for certain office space, computers and vehicles. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2003. These future payments are subject to foreign currency exchange rate risk. In accordance with accounting principles generally accepted in the U.S., our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 15 to the consolidated financial statements contained in Item 8 of this report, as well as in the table above.

Our purchase obligations consist of minimum purchase obligations related to certain supply agreements. The royalty and consulting agreements in the above table represent minimum payments to consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2003. These future payments are subject to foreign currency exchange rate risk.

In addition to the contractual cash obligations discussed above, all of our domestic sales and a portion of our international sales are subject to commissions and a substantial portion of our global sales are subject to other royalties. Further, under our factoring agreement in Italy, the cash proceeds received of $4.0 million may be subject to repayment upon 15 days notice. None of these amounts are included in the table above.

Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.

On July 18, 2001, we completed our IPO issuing 7,500,000 shares of voting common stock at $12.50 per share, the net proceeds of which were $84.8 million after deducting underwriting discounts and offering expenses. We used the net proceeds of our IPO to repay debt, which at the time consisted of amounts outstanding under our euro-denominated senior credit facility, amounts outstanding under a dollar-denominated senior credit facility, and subordinated notes plus accrued interest. Simultaneous with the closing of the IPO, all of our outstanding mandatorily redeemable, convertible preferred stock, plus accrued dividends, was converted into 19,602,799 shares of common stock. Also in connection with the IPO, senior subordinated notes totaling approximately $13.1 million aggregate principal amount, which were held by Warburg, were converted into 1,125,000 shares of non-voting common stock.

On March 6, 2002, we, along with certain selling stockholders, completed a secondary offering of 6,900,000 shares, including the over-allotment option of 900,000 shares, of voting common stock at $15.40 per share. Of these 6,900,000 shares, we offered 3,450,000, resulting in net proceeds of $49.5 million, after the underwriting discount and other public offering expenses, which were invested in short-term, investment-grade securities.

Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balance of approximately $66.6 million, our existing available credit line of approximately $57.7 million, and our expected cash flows from our operating activities, which, in 2003 totaled approximately $40 million, will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2004 of approximately $24 million, to meet our contractual cash obligations in 2004 of approximately $22 million and to meet an anticipated increase in our estimated income tax payments.

Critical Accounting Policies and Estimates

All of our significant accounting policies are described in Note 2 to our consolidated financial statements. However, certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee and our independent auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

Allowances for doubtful accounts. We make estimates related to the ultimate collection of our accounts receivable. Specifically, we analyze our accounts receivable, historical bad debt experience, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts. Our provision for uncollectible accounts receivable has been less than 1% of net sales for each of the years ended December 31, 2003, 2002 and 2001, respectively.

Our accounts receivable balance was $55.8 million and $39.6 million, net of allowances for doubtful accounts of $1.5 million, at both December 31, 2003 and 2002.

Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to increase the provision needed for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Our provision for excess and obsolete inventory was $2.6 million, $2.8 million and $2.9 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Product liability claims. From time to time, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and estimable. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. Because of the uncertainties related to the likelihood and amount of loss on any other remaining pending claims, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of those claims. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We make every effort to use the best information available to us in determining the level of accrued product liabilities and we believe our accruals are adequate. For each of the years ended December 31, 2003, 2002 and 2001, operating expenses were not materially affected by our estimates of product liability claims. Our accrual for product liability claims was approximately $750,000 at December 31, 2003 and 2002.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $16.0 million and $13.5 million as of December 31, 2003 and 2002, respectively, due to uncertainties related to our ability to utilize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes, primarily consisting of the carry forward of certain net operating losses and general business tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our financial position and results of operations.

The increase in the valuation allowance during 2003 is based on our current projection of the amount of deferred tax assets that are more likely than not to be realized in the future based on operating results in recent years and our forecast of future operations. During 2003, certain deferred assets were created as a result of certain tax planning initiatives. There are certain annual limitations related to the use of these assets. We do not currently believe that it is more likely than not that a portion of these assets will be utilized as a result of these limitations, and therefore, we increased our valuation allowance by $1.2 million.

The decrease in the valuation allowance during 2002 was based on our projection of the amount of deferred tax assets that were more likely than not to be realized in the future based on our operating results in recent years, our forecast of future operations, and our reduced debt burden following our IPO. Because a significant amount of our valuation allowance was recorded during our recapitalization, the subsequent decrease in this portion of the valuation allowance first reduced goodwill and then other intangible assets. The reduction in the valuation allowance recorded subsequent to the recapitalization reduced our income tax provision. As a result, for the year ended December 31, 2002, our provision for income tax was reduced by $8.1 million, resulting in higher net income by this amount.

Management will continue to monitor the realizability of its deferred tax assets and adjust the valuation allowance accordingly. As of December 31, 2003, we had net deferred tax assets totaling $27.6 million. As of December 31, 2002, we had net deferred tax assets totaling $30.7 million.

Factors Affecting Future Operating Results

In addition to the factors described above in this discussion and analysis, our future financial results could vary from period to period due to a variety of causes, including the following factors:

We are subject to substantial government regulation that could have a material adverse effect on our business

The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Government Regulation” in Item 1 of this Form 10-K for further details on this process. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling and record keeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these government authorities:

•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our new products into the market;

•	recalling or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.

Even if regulatory approval or clearance of a product is granted, this could result in limitations on uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer and manufacturing facilities are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions.

We are currently conducting clinical studies of some of our products under an investigational device exemption (“IDE”). Clinical studies must be conducted in compliance with FDA regulations, or the FDA may take enforcement action. The data collected from these clinical investigations will ultimately be used to support market clearance for these products. There is no assurance that the FDA will accept the data from these clinical studies or that it will ultimately allow market clearance for these products.

Our biologics business is subject to emerging government regulations that can significantly impact our business

The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA has been working to establish a more comprehensive regulatory framework for allograft-based products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including a requirement that ensures that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional regulations that would govern the processing and distribution of all allograft products. Consent to use the donor’s tissue must also be obtained. The regulations for allograft-based products are still developing. From time to time, the FDA reviews these products and may informally suggest to us how these products should be classified. If a tissue-based product is considered tissue, it does not require FDA clearance or approval before being marketed. If it is considered a device or biologic drug, then FDA clearance or approval may be required.

Additionally, our biologics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the National Organ Transplant Act, or NOTA. NOTA is a criminal statute that prohibits the sale of human organs for valuable consideration within the meaning of the act, including bone and other tissue. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue. We currently charge our customers for these expenses. In the future, if NOTA is amended or reinterpreted we may not be able to charge these expenses to our customers and, as a result, our business could be adversely affected.

Our principal allograft-based biologics offerings include ALLOMATRIX®, GRAFTJACKET®, and IGNITE® products.

We are currently pursuing FDA clearance of our ALLOMATRIX® products

On April 11, 2001, the FDA sent us a “warning letter” stating that the FDA believed that ALLOMATRIX® Injectable Putty was a medical device subject to premarket clearance. In March 2002, the FDA officially notified us that it concluded that ALLOMATRIX® Injectable Putty should be reviewed and regulated under the medical device premarket notification provisions of the FDC Act. Also, in March 2002, the FDA notified all other known manufacturers of similar products of requirements for bringing such products into compliance with the FDC Act. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the FDC Act. In response to the FDA determination, we promptly filed a premarket notification for ALLOMATRIX® Injectable Putty under Section 510(k) of the FDC Act. On April 24, 2002, the FDA notified us that the submission of our premarket notification for ALLOMATRIX® Injectable Putty was an adequate response to the “warning letter” and that the FDA considered the issues raised in the April 11, 2001 letter closed. Our premarket notification submission is still pending with the FDA. Our ALLOMATRIX® line of products continue to be marketed and sold pending the approval of the premarket notification submission. The FDA has not raised any objection to the continued marketing and sale of our ALLOMATRIX® line of products pending the approval of the premarket notification submission. There can be no assurance that the 510(k) premarket notification will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties. Additionally, until such time that our initial 510(k) is approved, we are unable to market any new ALLOMATRIX® product offerings. For the years ended December 31, 2003 and 2002, our ALLOMATRIX® products represented approximately 9% and 12% of our total net sales, respectively.

Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained

When required, the products we market in the U.S. have obtained premarket notification under Section 510(k) or were exempt from the 510(k) clearance process. We have modified some of our products and product labeling since obtaining 510(k) clearance but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) notification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA application process. Products that are approved through a PMA application generally need FDA approval before they can be modified. See “Government Regulation” in Item 1 of this Form 10-K.

If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget

We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. We rely on one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products.

In addition to reconstructive joint devices, for our biologics products, we depend heavily upon a limited number of sources of demineralized bone matrix (DBM) and cancellous bone matrix (CBM), and any failure to obtain DBM/CBM from these sources in a timely manner will interfere with our ability to process and distribute allograft products. Two not-for-profit tissue banks supplied us with 100% of the DBM/CBM, a key component in the allograft products we currently produce, market and distribute, that we obtained in the U.S. in 2003. We cannot be sure that our supply of DBM/CBM will continue to be available at current levels or will be sufficient to meet our needs, or that our suppliers of DBM/CBM will be free from FDA regulatory action impacting their sale of DBM/CBM. Since there is a small number of suppliers, if we cannot continue to obtain DBM/CBM from these sources in volume sufficient to meet our needs, we may not be able to locate replacement sources of DBM/CBM on commercially reasonable terms, if at all. This could have the effect of interrupting our business, which could adversely affect our sales. Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, as well as one supplier for our ADCON® Gel family of products.

Suppliers of raw materials and components may decide, or be required, for reasons beyond our control to cease supplying raw materials and components to us. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components and in the case of a device with a PMA application, we may be required to obtain prior FDA permission, either of which could delay or prevent our access or use of such raw materials or components.

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

If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete, and our business would suffer

We are continually engaged in product development and improvement programs, and new products represent a significant component of our growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic implant market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or render our products obsolete. See “Competition” in Item 1 of this Form 10-K for more information about our competitors.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably

We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. In addition, we cannot be assured that any of our pending patent applications will issue. The United States Patent and Trademark Office (the “PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issuing from the pending patent applications, if any, may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

In addition, we hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and consultants. We cannot be assured, however, that the agreements will not be breached, that adequate remedies for any breach would be available, or that our trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

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

If product liability lawsuits are brought against us, our business may be harmed

The manufacture and sale of medical devices exposes us to significant risk of product liability claims. In the past, we have had a number of product liability claims relating to our products, none of which either individually, or in the aggregate, have resulted in a material negative impact on our business. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, a recall of some of our products, whether or not the result of a product liability claim, could result in significant costs and loss of customers.

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

Many of our existing management personnel have been employed by the Company for five years or less, including our President and Chief Executive Officer, who joined us in January 2000, and our Executive Vice President and Chief Financial Officer, who joined us in December 2000. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to satisfactorily allocate responsibilities and that the new members of our executive team will succeed in their roles. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.

We derive a significant portion of our sales from operations in international markets that are subject to political, economic and social instability

We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of 7 direct sales offices and approximately 45 stocking distribution partners, which combined, employ approximately 300 sales representatives who sell in over 50 countries. Most of these countries are, to some degree, subject to political, social and/or economic instability. For both of the years ended December 31, 2003 and 2002, approximately 39% of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional foreign governmental controls or regulations on orthopaedic implants and biologics products;

•	new export license requirements particularly related to our biologics products;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in third-party reimbursement policy that may require some of the patients who receive our implant products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologics products;

•	work stoppages or strikes in the health care industry, such as those that have previously affected our operations in France, Canada, Korea and Finland in the past;

•	a shortage of nurses in some of our target markets, particularly affecting our operations in France; and

•	exposure to different legal and political standards due to our conducting business in over 50 countries.

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

If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of our products may decline. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new devices and procedures. Canada, and some European and Asian countries, in particular France, Taiwan, and Korea, have tightened reimbursement rates. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. See “Third-Party Reimbursement” in Item 1 of this Form 10-K for more information regarding reimbursement in the U.S. and abroad.

We will continue efforts to obtain market clearance for the re-launch of the ADCON® Gel products and the launch of the CONSERVE® Plus implant in the U.S.

There can be no assurance that the sale of the ADCON® Gel products in the U.S. will be cleared by the FDA in a timely manner, or at all, which could have a significant impact on the future growth of our biologics product line.

Our CONSERVE® Plus Resurfacing Implant is available outside the U.S. and is pending FDA clearance for the U.S. market. There can be no assurance that the sale of our CONSERVE® Plus product in the U.S. will be cleared by the FDA in a timely manner, or at all, which could have a significant impact on the future growth of our hip product line.

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

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings

Since a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Our international net sales were favorably affected by the impact of foreign currency fluctuations totaling $11.9 million in 2003 and $2.3 million in 2002. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and U.S. dollars.

Efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results

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

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for products, which historically has been highest in the first and fourth quarters;

•	our ability to meet the demand for our products;

•	increased competition;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of our surgeon customers;

•	changes in distributor relationships and sales force composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	the timing of significant orders and shipments;

•	availability of raw materials;

•	work stoppages or strikes in the health care industry;

•	changes in FDA regulatory policy; and

•	general economic factors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 31, 2003, we had borrowings of $13.3 million under our credit facility which are subject to a variable rate, with a current rate of 2.9%. The carrying value of these borrowings approximates fair value due to the variable rate. An adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $133,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 33% and 31% of our total net sales were denominated in foreign currencies during the years ended December 31, 2003 and 2002, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro and the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income/expense levels in the respective period. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future. Based on our overall exposure for foreign currency at December 31, 2003, an adverse change of 10% in foreign currency rates would reduce our non-operating income by approximately $675,000.

Product Liability Insurance Expense Fluctuations

Due to the nature of our industry, we incur significant product liability insurance premiums each year. In recent years, our industry has experienced significant increases in product liability insurance premiums. In 2003, product liability insurance expense increased by $1.4 million to $3.3 million in comparison with 2002. If the costs of product liability insurance increase significantly in the future, our future operating results could be adversely impacted. Based on our current levels of product liability insurance and the associated premiums as of December 31, 2003, an adverse change of 10% in premium rates would reduce our operating income by approximately $365,000.

Item 8. Financial Statements and Supplementary Data.

Wright Medical Group, Inc.
Consolidated Financial Statements
for the Years Ended December 31, 2003, 2002 and 2001
Index to Financial Statements

Page

INDEPENDENT AUDITORS’ REPORT	44
2001 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	45
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	46
Consolidated Statements of Operations	47
Consolidated Statements of Cash Flows	48
Consolidated Statements of Changes in Stockholders’ Equity (Deficit), Comprehensive Income (Loss) and Mandatorily Redeemable Convertible Preferred Stock	49
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	52

Independent Auditors’ Report

The Board of Directors and Stockholders
Wright Medical Group, Inc.:

We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Wright Medical Group, Inc. were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the restatement described in Note 2 and the revision described in Note 6 to the financial statements, in their report dated February 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wright Medical Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of Wright Medical Group, Inc. were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been restated to conform to the presentation of losses from extinguishment of debt required by Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4 and 64, Amendment of FASB No. 13, and Technical Corrections,” which was adopted by the Company on January 1, 2003. We audited the adjustment described in Note 2 that was applied to restate the 2001 financial statements related to the adoption of SFAS No. 145. In our opinion, such adjustment is appropriate and has been properly applied.

As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 6 related to the adoption of SFAS 142 are appropriate.

We were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Wright Medical Group, Inc. other than with respect to the adjustment and disclosures referred to above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

(signed) KPMG LLP

Memphis, Tennessee
February 11, 2004

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

Arthur Andersen LLP

Memphis, Tennessee
February 22, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Wright Medical Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report on Form 10-K. See Exhibit 23.2 for further discussion. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Additionally, as described in Note 2, these consolidated financial statements have been revised to reclassify the loss on extinguishment of debt as required by Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was adopted by the Company as of January 1, 2003.

Wright Medical Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2003	2002

Assets:
Current assets:
Cash and cash equivalents	$66,571	$51,373
Accounts receivable, net	55,821	39,571
Inventories	64,204	55,628
Prepaid expenses	5,046	3,999
Deferred income taxes	15,591	17,851
Other current assets	3,291	4,567

Total current assets	210,524	172,989
Property, plant and equipment, net	66,915	59,215
Goodwill	11,248	9,532
Intangible assets, net	18,646	17,376
Deferred income taxes	13,398	15,109
Other assets	1,372	2,149

Total assets	$322,103	$276,370

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,227	$9,878
Accrued expenses and other current liabilities	42,814	29,878
Current portion of long-term obligations	6,228	5,676

Total current liabilities	63,269	45,432
Long-term obligations	11,096	16,586
Deferred income taxes	1,203	2,243
Other liabilities	8,217	7,110

Total liabilities	83,785	71,371
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized - 70,000,000; shares issued and outstanding – 33,040,747 in 2003, 32,712,374 in 2002	330	327
Additional paid-in capital	263,455	260,640
Deferred compensation	(1,452)	(3,164)
Accumulated other comprehensive income	15,675	4,283
Accumulated deficit	(39,690)	(57,087)

Total stockholders’ equity	238,318	204,999

	$322,103	$276,370

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Net sales	$248,932	$200,873	$172,921
Cost of sales	67,815	55,616	51,351

Gross profit	181,117	145,257	121,570
Operating expenses:
Selling, general and administrative	127,612	106,875	95,556
Research and development	16,151	10,357	10,108
Amortization of intangible assets	3,562	3,946	5,349
Stock-based expense	2,068	1,724	1,996
Acquired in-process research and development costs	4,558	—	—
Arbitration settlement award	—	(4,200)	—

Total operating expenses	153,951	118,702	113,009

Income from operations	27,166	26,555	8,561
Interest expense, net	1,107	938	7,809
Other (income) expense, net	(1,060)	(1,277)	685

Income before income taxes	27,119	26,894	67
Provision for income taxes	9,722	1,834	1,574

Net income (loss)	$17,397	$25,060	$(1,507)

Net income (loss) per share (Note 8):
Net income (loss) applicable to common stockholders	$17,397	$25,060	$(4,053)

Net income (loss) per common share, basic	$0.53	$0.79	$(0.31)

Net income (loss) per common share, diluted	$0.50	$0.75	$(0.31)

Weighted-average number of common shares outstanding – basic	32,857	31,870	13,195

Weighted-average number of common shares outstanding – diluted	34,561	33,550	13,195

Unaudited pro forma net income (loss) per share (Note 8):
Net income (loss) applicable to common stockholders	$17,397	$25,060	$(1,507)

Net income (loss) per common share, basic	$0.53	$0.79	$(0.06)

Net income (loss) per common share, diluted	$0.50	$0.75	$(0.06)

Weighted-average number of common shares outstanding – pro forma basic	32,857	31,870	23,544

Weighted-average number of common shares outstanding – pro forma diluted	34,561	33,550	23,544

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2003	2002	2001

Operating activities:
Net income (loss)	$17,397	$25,060	$(1,507)
Non-cash items included in net income (loss):
Depreciation	13,948	13,553	10,096
Amortization of deferred financing costs	261	261	522
Amortization of intangible assets	3,562	3,946	5,349
Deferred income taxes	4,565	946	1,047
Stock-based expenses	2,068	1,724	1,996
Acquired in-process research and development costs	4,558	—	—
Debt extinguishment	—	—	1,589
Other	275	900	(283)
Changes in operating assets and liabilities:
Accounts receivable	(11,359)	(4,653)	(5,541)
Inventories	(3,466)	(12,242)	(4,485)
Other current assets	(676)	(2,596)	(688)
Accounts payable	3,153	509	964
Accrued expenses and other liabilities	5,779	(5,458)	(8,241)

Net cash provided by operating activities	40,065	21,950	818

Investing activities:
Capital expenditures	(18,116)	(17,974)	(16,764)
Purchase of tangible and intangible assets (Note 3)	(7,799)	(4,469)	(400)
Escrow release	—	—	1,208
Other	71	13	398

Net cash used in investing activities	(25,844)	(22,430)	(15,558)

Financing activities:
Issuance of common stock	1,678	52,347	85,279
Proceeds from bank and other financing	4,680	—	21,854
Payments of bank and other financing	(5,844)	(3,963)	(72,809)
Payments of senior subordinated notes	—	—	(32,326)
Issuance of preferred stock	—	—	158
Payment of deferred financing costs	—	—	(784)

Net cash provided by financing activities	514	48,384	1,372

Effect of exchange rates on cash and cash equivalents	463	699	(162)
Net increase (decrease) in cash and cash equivalents	15,198	48,603	(13,530)
Cash and cash equivalents, beginning of period	51,373	2,770	16,300

Cash and cash equivalents, end of period	$66,571	$51,373	$2,770

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit), Comprehensive Loss and
Mandatorily Redeemable Convertible Preferred Stock
For the Year Ended December 31, 2001
(In thousands, except share data)

	Series A, B and C
	Mandatorily
	Redeemable Convertible				Common Stock,
	Preferred Stock		Common Stock, Voting		Non-voting

	Number of		Number of		Number of
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2000	27,310,930	$91,254	47,599	$1	—	$—
2001 Activity:
Net loss	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Total comprehensive loss
Issuance of common stock, net of costs	—	—	7,770,729	78	—	—
Series C preferred stock issuance	114,997	181	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—
Conversion of preferred stock into common stock	(27,425,927)	(91,435)	13,604,455	136	5,998,344	60
Conversion of senior subordinated notes into common stock	—	—	—	—	1,125,000	11
Conversion of non-voting common stock to voting common stock	—	—	1,834,749	18	(1,834,749)	(18)
Deferred stock-based compensation	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—

Balance at December 31, 2001	—	$—	23,257,532	$233	5,288,595	$53

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
	Additional			Other	Total
	Paid-in	Accumulated	Deferred	Comprehensive	Stockholders’
	Capital	Deficit	Compensation	Income (Loss)	(Deficit) Equity

Balance at December 31, 2000	$4,769	$(77,110)	$(2,834)	$(1,802)	$(76,976)
2001 Activity:
Net loss	—	(1,507)	—	—	(1,507)
Foreign currency translation	—	—	—	(1,436)	(1,436)

Total comprehensive loss					(2,943)
Issuance of common stock, net of costs	85,999	—	—	—	86,077
Series C preferred stock issuance	362	—	—	—	362
Preferred stock dividends	—	(2,546)	—	—	(2,546)
Conversion of preferred stock into common stock	98,418	—	—	—	98,614
Conversion of senior subordinated notes into common stock	14,051	(984)	—	—	13,078
Conversion of non-voting common stock to voting common stock	—	—	—	—	—
Deferred stock-based compensation	3,598	—	(3,598)	—	—
Stock-based compensation	—	—	1,634	—	1,634

Balance at December 31, 2001	$207,197	$(82,147)	$(4,798)	$(3,238)	$117,300

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
For the Year Ended December 31, 2002
(In thousands, except share data)

			Common Stock,
	Common Stock, Voting		Non-voting
					Additional
	Number of		Number of		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2001	23,257,532	$233	5,288,595	$53	$207,197
2002 Activity:
Net income	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Total comprehensive income
Issuance of common stock, net of costs	4,166,247	41	—	—	52,306
Tax benefit of employee stock option exercises	—	—	—	—	1,047
Conversion of non-voting common stock to voting common stock	5,288,595	53	(5,288,595)	(53)	—
Deferred stock-based compensation	—	—	—	—	90
Stock-based compensation	—	—	—	—	—

Balance at December 31, 2002	32,712,374	$327	—	—	$260,640

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other	Total
	Accumulated	Deferred	Comprehensive	Stockholders’
	Deficit	Compensation	Income (Loss)	Equity

Balance at December 31, 2001	$(82,147)	$(4,798)	$(3,238)	$117,300
2002 Activity:
Net income	25,060	—	—	25,060
Foreign currency translation	—	—	7,521	7,521

Total comprehensive income				32,581
Issuance of common stock, net of costs	—	—	—	52,347
Tax benefit of employee stock option exercises	—	—	—	1,047
Conversion of non-voting common stock to voting common stock	—	—	—	—
Deferred stock-based compensation	—	(90)	—	—
Stock-based compensation	—	1,724	—	1,724

Balance at December 31, 2002	$(57,087)	$(3,164)	$4,283	$204,999

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
For the Year Ended December 31, 2003
(In thousands, except share data)

	Common Stock, Voting					Accumulated
			Additional			Other	Total
	Number of		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Income	Equity

Balance at December 31, 2002	32,712,374	$327	$260,640	$(57,087)	$(3,164)	$4,283	$204,999
2003 Activity:
Net income	—	—	—	17,397	—	—	17,397
Foreign currency translation	—	—	—	—	—	11,392	11,392

Total comprehensive income							28,789
Issuance of common stock, net of costs	328,373	3	1,675	—	—	—	1,678
Tax benefit of employee stock option exercises	—	—	784	—	—	—	784
Deferred stock-based compensation	—	—	593	—	(593)	—	—
Stock-based compensation	—	—	—	—	2,068	—	2,068
Forfeiture of stock options	—	—	(237)	—	237	—	—

Balance at December 31, 2003	33,040,747	$330	$263,455	$(39,690)	$(1,452)	$15,675	$238,318

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business:

Wright Medical Group, Inc. (the “Company”), through Wright Medical Technology, Inc. and other operating subsidiaries, is a global medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. The Company markets its products primarily through independent commission-based sales representatives and distributors in the U.S. and through a combination of employee representatives, independent representatives and stocking distributors in its international markets. The Company is headquartered in suburban Memphis, Tennessee.

The Company was incorporated on November 23, 1999 as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus Equity Partners, L.P. (“Warburg”) acquired majority ownership of the predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”) on December 7, 1999. This transaction, which represents a recapitalization of the Predecessor Company and the inception of the Company in its present form, was accounted for using the purchase method of accounting.

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

On March 6, 2002, the Company and certain selling stockholders completed a secondary offering of 6,900,000 shares, including the over-allotment option of 900,000 shares, of voting common stock at $15.40 per share. Of the 6,900,000 shares, the Company offered 3,450,000 shares in the secondary offering. Following the closing of the secondary offering, Warburg converted all of its shares of non-voting common stock into shares of voting common stock. Consequently, there are no longer any outstanding shares of non-voting common stock.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowances for doubtful accounts, excess and obsolete inventories, product liability claims and the need for a valuation allowance on the Company’s deferred tax assets.

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

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product Liability Claims. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and estimable. The Company has recorded at least the minimum estimated liability related to those claims where a range of loss has been established.

Property, Plant and Equipment. The Company’s property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is provided on a straight-line basis over estimated useful lives of: 15 to 25 years for land improvements, 10 to 40 years for buildings, 2 to 20 years for machinery and equipment and 2 to 14 years for furniture, fixtures and office equipment, or the term of the related lease, whichever is shorter. Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

Instruments used by surgeons during implant procedures of the Company’s products that are permanently held by the Company are included in property, plant and equipment and are depreciated on a straight-line basis over five to six years.

Intangible Assets and Goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Unless circumstances otherwise dictate, we perform our annual impairment test in the fourth quarter. Accordingly, during the fourth quarter of 2003, the Company evaluated goodwill for impairment and determined that the fair values of its reporting units exceeded their carrying values, indicating that goodwill was not impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company amortizes intangible assets on a straight line basis over their estimated useful lives of 7 to 13 years for completed technology, 10 years for distribution channels and 8 to 15 years for trademarks.

Valuation of Long-Lived Assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. On January 1, 2002, the Company adopted SFAS No. 144 which provides guidance for the evaluation of impairment of long-lived assets. An asset is considered impaired when undiscounted cash flows to be realized from the use of such assets are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Concentrations of Credit Risk and Supply of Raw Material. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all of the Company’s trade receivables are concentrated in the hospital and health care sectors in the U.S. and several other countries or with stocking distributors that operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economies and health care systems. At December 31, 2003 and 2002, the Company’s allowance for doubtful accounts totaled $1.5 million.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company relies on a limited number of suppliers for the components used in the Company’s products. The Company’s reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. The Company relies on one supplier for the silicone elastomer used in the Company’s extremity products. The Company is aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, the Company relies on one supplier of ceramics for use in the Company’s hip products. In addition to reconstructive joint devices, for the Company’s biologics products, it depends heavily on a limited number of sources of demineralized bone matrix (“DBM”) and cancellous bone matrix (“CBM”). Two not-for-profit tissue banks supplied the Company with all of the DBM/CBM that it used in 2003 in its allograft products. Further, the Company relies on one supplier for its GRAFTJACKET® family of soft tissue repair and graft containment products, as well as one supplier for its ADCON® Gel family of products.

Income Taxes. Income taxes are accounted for pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.” This statement requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Provisions for federal income taxes are not made on the undistributed earnings of foreign subsidiaries where the subsidiaries do not have the capability to remit earnings in the foreseeable future and when earnings are considered permanently invested. Deferred taxes are not provided for temporary differences related to earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. These earnings were $1.4 million for 2003 and were immaterial for 2002 and 2001. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

Revenue Recognition. The Company recognizes revenue upon shipment of product to end customers. For inventory held on consignment, revenue is recognized when evidence of customer acceptance is obtained. The Company defers revenue under arrangements that provide for the Company to repurchase inventory from certain international stocking distributors when certain conditions are met. Estimated returns are recorded as a reduction of sales when the revenue is recognized. An allowance for sales returns of $412,000 and $987,000 is included as a reduction of accounts receivable at December 31, 2003 and 2002, respectively.

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

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s difference between net income (loss) and comprehensive income (loss) is wholly attributable to foreign currency translation.

Stock-Based Compensation. At December 31, 2003, the Company has two stock-based employee compensation plans, which are described in Note 13. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Nonemployee stock-based compensation is accounted for in accordance with SFAS No. 123.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,

	2003	2002	2001

	In thousands, except per share amounts
Net income (loss), as reported	$17,397	$25,060	$(1,507)
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax effects	920	998	1,537
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(4,334)	(2,918)	(2,647)

Pro forma net income (loss)	$13,983	$23,140	$(2,617)

Income (loss) per share:
Basic, as reported	$0.53	$0.79	$(0.31)

Basic, pro forma	$0.43	$0.73	$(0.39)

Diluted, as reported	$0.50	$0.75	$(0.31)

Diluted, pro forma	$0.41	$0.69	$(0.39)

Pro forma income (loss) per share (unaudited)[1]:
Basic, as reported	$0.53	$0.79	$(0.06)

Basic, pro forma	$0.43	$0.73	$(0.11)

Diluted, as reported	$0.50	$0.75	$(0.06)

Diluted, pro forma	$0.41	$0.69	$(0.11)

1 Assuming conversion of preferred stock at the beginning of the respective period (see Note 8).

Amounts presented in stock-based expense include selling, general and administrative expenses of $2.0 million, $1.6 million, and $1.9 million for 2003, 2002, and 2001, respectively, and research and development expenses of $86,000, $110,000, and $100,000 for 2003, 2002, and 2001, respectively.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates the fair value of these financial instruments at December 31, 2003 and 2002 due to their short maturities or variable rates.

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

During 2002 and 2001, the Company’s principal derivative instruments represented certain foreign currency contracts denominated in British pounds sterling to manage currency fluctuations on intercompany sales between certain foreign subsidiaries. As these contracts are not specifically designated as hedges, the change in value is recognized in the accompanying consolidated statement of operations. For the years ended December 31, 2002 and 2001, the Company recorded $35,000 in losses and $146,000 in gains, respectively, on these foreign currency contracts. At December 31, 2003, the Company did not have any outstanding foreign currency contracts.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Cash Flow Information. Cash paid for interest expense and income taxes was as follows (in thousands):

	December 31,

	2003	2002	2001

Interest	$994	$883	$11,071
Income taxes	$4,411	$359	$894

During 2002, the Company released approximately $25.2 million of its valuation allowance against its deferred tax assets, resulting in a decrease in intangible assets of approximately $7.9 million and a decrease in goodwill of approximately $10.7 million, net of associated deferred tax liabilities (see Note 11). Additionally, the Company entered into capital leases of approximately $628,000 and $2.3 million in 2003 and 2002, respectively.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recent Pronouncements. The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has applied the provisions of SFAS No. 143 prospectively upon adoption. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective January 1, 2003. SFAS No. 145, among other provisions, requires that all gains or losses on early extinguishment of debt must meet the requirements in APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) in order to be classified as an extraordinary item. The Company reviewed the requirements in APB 30 and determined that the loss on its early retirement of debt recognized in the third quarter of 2001 does not meet the necessary criteria in order to be classified as an extraordinary item. Therefore, the Company’s $1.6 million loss on its early retirement of debt was reclassified to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2001.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Company has applied the provisions of SFAS No. 146 prospectively upon adoption. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company has applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the years ended December 31, 2003, 2002 and 2001. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities entered into after June 30, 2003, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has applied the provisions of SFAS No. 149 prospectively upon adoption. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company adopted SFAS No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post Retirement Benefits,” (“SFAS No. 132(R)”) effective December 31, 2003. SFAS No. 132(R) amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the disclosure requirements of FAS 132(R) effective December 31, 2003.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” Interpretation No. 45 elaborates on the disclosures a guarantor must make in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 apply to guarantees issued or modified after December 31, 2002. To date, the Company has not entered into or modified any such guarantees.

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

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisition of Assets:

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

$8,445

In connection with the acquisition of these assets, the Company engaged an independent third party to conduct a valuation of the intangible assets acquired. The value assigned to acquired in-process research and development (“IPRD”) was $4.6 million of the purchase price. Accordingly, this amount was expensed in the first quarter of 2003. The value assigned to IPRD was determined by estimating the costs to develop the IPRD into commercially viable products, estimating the resulting cash flows from such projects, and discounting the net cash flows back to their present value. This discount rate reflects uncertainties surrounding the successful development of the IPRD.

4.	Inventories:

Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Raw materials	$2,816	$2,507
Work-in-process	9,827	8,899
Finished goods	51,561	44,222

	$64,204	$55,628

5.	Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):

	December 31,

	2003	2002

Land and land improvements	$1,567	$1,494
Buildings	7,249	6,166
Machinery and equipment	26,922	20,771
Furniture, fixtures and office equipment	20,887	19,673
Construction in progress	5,654	3,205
Surgical instruments	45,664	35,293

	107,943	86,602
Less: Accumulated depreciation	(41,028)	(27,387)

	$66,915	$59,215

Depreciation expense approximated $13.9 million, $13.6 million and $10.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Goodwill and Intangible Assets:

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but rather be evaluated for impairment at the reporting unit level upon adoption and at least annually thereafter. Note 2 discusses the effect of the Company’s adoption of this statement.

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2003, are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2002	$9,532
Foreign currency translation	1,716

Goodwill at December 31, 2003	$11,248

If the requirements of SFAS Nos. 141 and 142 had been applied in the year ended December 31, 2001, operating results for the year ended December 31, 2001 would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Income from operations, as reported	$27,166	$26,555	$8,561
Add: Goodwill amortization adjustment	—	—	856
Add: Workforce reclassification adjustment	—	—	1,108

Income from operations, as adjusted	27,166	26,555	10,525

Income before income taxes, as adjusted	27,119	26,894	2,031
Provision for income taxes	9,722	1,834	1,574

Net income, as adjusted	$17,397	$25,060	$457

Basic income per pro forma share [1]:
Income (loss) per share, as reported	$0.53	$0.79	$(0.06)
Goodwill amortization	—	—	0.04
Workforce reclassification	—	—	0.05

Income per share, as adjusted	$0.53	$0.79	$0.02

Diluted income per pro forma share[1]:
Income (loss) per share, as reported	$0.50	$0.75	$(0.06)
Goodwill amortization	—	—	0.04
Workforce reclassification	—	—	0.04

Income per share, as adjusted	$0.50	$0.75	$0.02

Weighted average number of common shares outstanding - pro forma basic[1]	32,857	31,870	23,544

Weighted average number of common shares outstanding - pro forma diluted[1]	34,561	33,550	25,799

     1 Assuming conversion of preferred stock at the beginning of the respective period (see Note 8).

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Completed technology	$5,288	$1,025	$3,587	$343
Distribution channels	19,296	7,708	16,138	4,816
Trademarks	657	75	103	10
Other	4,345	2,132	3,670	953

	29,586	$10,940	23,498	$6,122

Less: Accumulated amortization	(10,940)		(6,122)

Intangible assets, net	$18,646		$17,376

Based on the intangible assets held at December 31, 2003, the Company expects to recognize amortization expense of approximately $3.2 million in 2004, $3.0 million in 2005 and 2006, $2.6 million in 2007 and $2.5 million in 2008.

7.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Employee benefits	$11,480	$8,645
Royalties	5,658	3,654
Advances from factoring arrangement	4,780	—
Commissions	3,423	2,358
Taxes other than income	3,281	3,225
Professional fees	2,333	1,641
Purchased technology	1,500	1,500
Legal	1,343	1,241
Other	9,016	7,614

	$42,814	$29,878

8.	Earnings Per Share:

SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents, which consists of stock options, warrants and, in 2001, convertible preferred stock. The dilutive effect of such instruments is calculated using the treasury-stock method.

For the year ended December 31, 2001, the Company’s computation of diluted earnings per share does not differ from basic earnings per share, as the effect of the Company’s common stock equivalents was anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share totaled approximately 12,604,000 for the year ended December 31, 2001.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net income (loss) applicable to common stockholders for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net income (loss)	$17,397	$25,060	$(1,507)
Accrued preferred stock dividends	—	—	(2,546)

Net income (loss) applicable to common stockholders	$17,397	$25,060	$(4,053)

Weighted-average number of common shares outstanding - basic	32,857	31,870	13,195
Common stock equivalents	1,704	1,680	—

Weighted-average number of common shares outstanding - diluted	34,561	33,550	13,195

For 2001, a reconciliation of net loss applicable to common stockholders and weighted-average number of common shares outstanding for unaudited pro forma basic and diluted earnings per share is as follows (in thousands):

Net loss applicable to common stockholders shown above	$(4,053)
Reversal of accrued preferred stock dividends	2,546

Pro forma net loss applicable to common stockholders	$(1,507)

Weighted-average number of common shares outstanding	13,195
Weighted-average effect of assumed conversion of redeemable convertible preferred stock and related dividends	10,349

Pro forma weighted-average number of common shares outstanding	23,544

The weighted-average effect of the conversion of redeemable convertible preferred stock and related dividends into common shares was computed as if such stock was converted at the beginning of the period. The Company’s pro forma computation of diluted loss per share for the year ended December 31, 2001, does not differ from pro forma basic loss per share, as the effect of the Company’s common stock equivalents was anti-dilutive.

9.	Long-Term Obligations:

Long-term obligations consist of the following (in thousands):

	December 31,

	2003	2002

Notes payable	$13,250	$17,250
Capital lease obligations	4,074	5,012

	17,324	22,262
Less: current portion	(6,228)	(5,676)

	$11,096	$16,586

In August 2001, the Company entered into a 5-year senior credit facility with a syndicate of commercial banks. This senior credit facility consists of $20 million in term loans and a revolving loan facility of up to $60 million. Upon entering into the senior credit facility, the Company used the $20 million in term loan proceeds and existing cash balances to repay all amounts outstanding plus accrued interest under the previous senior credit facility, totaling approximately $22.9 million. In connection with the replacement of the Company’s debt as described, the Company incurred a non-cash charge of approximately $1.6 million, which was reclassified to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2001. The Company had borrowings outstanding under the term loans of $13.3 million and $17.3 million at December 31, 2003 and 2002, respectively.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Borrowings under the Company’s senior credit facility are guaranteed by the Company’s subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc. and the other domestic subsidiaries. The credit facility contains customary covenants including, among other things, restrictions on the Company’s ability to pay cash dividends, prepay debt, incur additional debt and sell assets. The credit facility also requires the Company to meet certain financial tests, including a consolidated leverage (or debt-to-equity) ratio test and a consolidated fixed charge coverage ratio test. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a rate of 2.9% at December 31, 2003.

At December 31, 2003, the Company had availability under committed credit facilities, after considering outstanding letters of credit, totaling $57.7 million.

Aggregate annual maturities of the Company’s long-term obligations at December 31, 2003, excluding capital lease obligations, are as follows (in thousands):

2004	$4,500
2005	5,000
2006	3,750

$13,250

The Company has acquired certain property and equipment pursuant to capital leases. These leases have various maturity dates ranging from one to seven years with interest rates ranging from 2.81% to 10.69%. At December 31, 2003, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

Amount

2004	$2,033
2005	1,171
2006	943
2007	493
2008	235
Thereafter	148

Total minimum payments	5,023
Less amount representing interest	(949)

Present value of minimum lease payments	4,074
Current portion	(1,728)

Long-term portion	$2,346

10.	Other Long-Term Liabilities:

Other long-term liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Foreign tax accruals	$4,849	$4,216
Other	3,368	2,894

	$8,217	$7,110

Foreign tax accruals represent amounts recorded for certain exposure items based on the Company’s assessment of the likelihood that certain taxes, as-filed, are not ultimately accepted by the applicable tax authorities.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Income Taxes:

The components of the Company’s income before income taxes are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Domestic	$25,675	$30,678	$334
Foreign	1,444	(3,784)	(267)

Income before income taxes	$27,119	$26,894	$67

The components of the provision for income taxes for net income (loss) are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current provision:
Domestic:
Federal	$3,080	$—	$29
State	203	—	—
Foreign	1,404	819	225
Deferred provision (benefit):
Domestic:
Federal	3,115	9,446	41
State	1,098	1,841	5
Foreign	(376)	(2,157)	989
Change in valuation allowance	1,198	(8,115)	285

Total	$9,722	$1,834	$1,574

A reconciliation of the statutory federal income tax provision to the Company’s actual income tax provision attributable to continuing operations is as follows:

	Year Ended December 31,

	2003	2002	2001

Income tax provision at statutory rate	35.0%	35.0%	34.0%
State tax provision	4.4%	4.6%	3.9%
Change in valuation allowance	4.5%	(30.2%)	1337.3%
Goodwill amortization	—	—	510.4%
Meals and entertainment limitation	1.2%	1.0%	328.4%
Research and development credit	(9.9%)	(1.4%)	—
Other, net	0.7%	(2.2%)	135.8%

Total	35.9%	6.8%	2349.8%

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Operating loss carryforwards	$18,367	$26,839
General business credit carryforward	4,393	1,799
Alternative minimum tax credits	3,080	—
Reserves and allowances	14,219	14,380
Amortization	4,235	4,033
Other	10,180	6,885
Valuation allowance	(16,039)	(13,518)

Total deferred tax assets	38,435	40,418

Deferred tax liabilities:
Depreciation	4,446	3,469
Acquired intangible assets	4,369	4,331
Other	2,015	1,961

Total deferred tax liabilities	10,830	9,761

Net deferred tax assets	$27,605	$30,657

During 2003, a portion of the Company’s deferred assets were created as a result of certain tax planning initiatives. There are annual limitations related to the use of these assets. The Company does not currently believe that it is more likely than not that a portion of these assets will be utilized as a result of these limitations, and therefore, it increased its valuation allowance by $1.2 million. The Company’s valuation allowance was also impacted in 2003 for changes in foreign currency translation. Prior to 2002, the Company provided a valuation allowance against all of its net deferred tax assets for U.S. income tax purposes and a portion of its net deferred tax assets for foreign income tax purposes because, given the Company’s history of operating losses, the realizability of these assets was uncertain. However, the Company had pre-tax income in 2002, which, combined with its forecast of future operations and the reduced debt burden following the Company’s IPO, made the realizability of a portion of the Company’s deferred tax assets more likely than not. Therefore, during 2002, the Company reversed $25.2 million of the valuation allowance against its deferred tax assets for U.S. federal income tax purposes. This reversal first reduced $10.7 of goodwill and $7.9 of intangible assets, net of associated deferred tax liabilities, and then reduced the Company’s income tax provision by $8.1 million. The Company’s valuation allowance was also impacted in 2002 for changes in foreign currency translation.

The Company’s net operating loss carryforwards are subject to certain limitations, and due to these limitations, some of the Company’s net operating losses may expire unused. The valuation allowance remaining at December 31, 2003 is for a portion of its deferred tax assets for U.S. federal income tax purposes and a portion of its deferred tax assets for foreign income tax purposes. The Company’s assessment of the need for a valuation allowance could change in the future based on the Company’s future operating results.

At December 31, 2003, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $25.3 million, which expire in 2009 through 2021. The use of some of these net operating loss carryforwards is subject to annual limitations. Additionally, the Company has general business credit carryforwards of approximately $4.4 million, which expire in 2007 through 2016, and alternative minimum tax credits of approximately $3.1 million which do not expire.

At December 31, 2003, the Company has foreign net operating loss carryforwards of approximately $23.5 million, which expire in 2004 through 2010. The use of some of these foreign net operating loss carryforwards is subject to annual limitations.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Capital Stock:

Common Stock. The Company is authorized to issue up to 70,000,000 shares of voting common stock and 30,000,000 shares of non-voting common stock. The Company has 36,959,253 shares of voting common stock and 30,000,000 shares of non-voting common stock available for future issuance at December 31, 2003.

Warrants. In connection with the December 1999 recapitalization, the Company issued warrants to stockholders and certain employees to purchase an aggregate of 727,276 shares of the Company’s common stock at an exercise price of $4.35 per share. The fair value of these warrants at the time of the issuance was $420,000. This fair value was recorded as additional paid-in-capital. The exercise price and the number of shares that can be acquired through the warrants are subject to adjustment in certain situations to prevent dilution of the warrants. The warrants are exercisable at any time after issuance and, unless exercised, expire five years from the date of issuance. The warrants do not entitle the holders to any voting rights. The holders of warrants are entitled to share in the assets of the Company in the event of reorganization, consolidation, merger, or sale of the Company’s assets on the same basis as holders of common stock. In the case of certain consolidations or mergers of the Company, or the sale of all or substantially all of the assets of the Company, each warrant shall be exercisable for the right to receive the same consideration to which such holder would have been entitled as a result of such consolidation, merger or sale had the warrants been exercised immediately prior thereto. During the years ended December 31, 2003, 2002 and 2001, warrants for 6,691, 349,194 and 18,182 shares were exercised, respectively. Warrants for the purchase of 353,209 shares remain outstanding at December 31, 2003.

13.	Stock Option Plans:

At December 31, 2003, the Company has two stock-based incentive plans, which are described below. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plan. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant.

For the years ended December 31, 2003, 2002, and 2001, the fair value of each option is estimated on the date of grant using the Black-Scholes methodology required by SFAS No. 123 for publicly traded companies. The weighted-average fair value of the Company’s options granted in 2003, 2002 and 2001 was $12.96 per share, $11.78 per share and $10.25 per share, respectively. In applying the Black-Scholes methodology to the option grants, the Company used the following assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.6% - 4.3%	4.0% - 5.0%	3.5% - 5.8%
Expected option life	7 years	6 – 7 years	7 years
Expected price volatility	54.3%	54.3%	67.3%

The assumed forfeiture rate was not material to the calculation. The Company does not assume a dividend yield as it has never declared or paid cash dividends on its common stock.

Equity Incentive Plan

On December 7, 1999, the Company originally adopted the 1999 Equity Incentive Plan (the “Plan”), which was subsequently amended and restated on July 6, 2001, and May 13, 2003. The Plan authorizes the granting of options to purchase up to 6,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually in each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

July 2001 became options to purchase the Company’s common stock. Those options were immediately exercisable upon their issuance. The options expire after ten years. A summary of the Company’s stock option activity is as follows (shares in thousands):

	Common Stock

		Weighted Avg.
	Shares	Exercise Price

Outstanding at December 31, 2000	2,513	$4.35
Conversion of preferred stock options into common stock options	116	$0.87
Granted	659	$8.32
Exercised	(114)	$3.40
Forfeited or expired	(47)	$4.86

Outstanding at December 31, 2001	3,127	$5.09
Granted	630	$18.09
Exercised	(374)	$4.01
Forfeited or expired	(95)	$9.30

Outstanding at December 31, 2002	3,288	$7.58
Granted	1,333	$21.80
Exercised	(309)	$4.67
Forfeited or expired	(78)	$7.25

Outstanding at December 31, 2003	4,234	$12.28

As of December 31, 2003, there were options for 1,688,324 shares of common stock exercisable at a weighted average price of $6.16 per share, and 1,613,478 options available for future issuance.

In 2003, 2002, and 2001, the Company granted a group of independent distributors a total of 16,750, 15,850 and 12,518 common stock options, respectively, under the Plan. The distributors were given options to purchase common stock, exercisable in 25% increments on the first through fourth anniversaries of the date of grant, at a weighted-average exercise price of $16.31, $17.21 and $9.58 per share in 2003, 2002, and 2001, respectively. The options expire after ten years. In addition, a group of independent distributors were granted a total of 22,842 shares of common stock in 2001 under the Plan.

In connection with the issuance of certain stock options to employees and distributors and the distributor stock grants discussed above, the Company incurred stock-based compensation representing the fair value of the stock and stock options granted to distributors, and for employee stock options to the extent the fair value of the Company’s stock exceeded the exercise price of the stock option at the date of the grant. The Company recognizes this stock-based compensation over the respective vesting period, as appropriate. For the years ended December 31, 2003, 2002 and 2001, stock-based compensation expense of $2.1 million, $1.7 million, and $1.6 million, respectively, was recorded in the accompanying statement of operations related to these stock options and stock grants.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the Company’s stock options outstanding and exercisable at December 31, 2003, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.00 - $ 8.50	2,300	6.5	$5.12	1,529	$4.89
$ 8.51 - $16.00	92	8.5	$15.25	16	$15.42
$16.01 - $24.00	1,177	8.8	$17.69	143	$18.71
$24.01 - $29.35	665	9.8	$27.07	—	$—

	4,234	7.7	$12.28	1,688	$6.16

Employee Stock Purchase Plan

On May 30, 2002, the Company and its shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the Company to issue up to 200,000 shares of common stock to its employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5 percent of their annual base earnings limited to $5,000 withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, the Company sold to employees 12,777 shares in 2003 and 5,682 shares in 2002. The weighted-average fair value of those purchase rights granted was $5.27 in 2003 and $5.69 in 2002. As of December 31, 2003, there were 181,541 shares available for future issuance. In applying the Black-Scholes methodology to the purchase rights granted, the Company used the following assumptions:

	Year Ended December 31,

	2003	2002

Risk-free interest rate	1.1% - 1.8%	4.9%
Expected option life	6 months	6 months
Expected price volatility	54.3%	54.3%

The assumed forfeiture rate was not material to the calculation. The Company does not assume a dividend yield as it has never declared or paid cash dividends on its common stock.

14.	Employee Benefit Plans:

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, the Company matches voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in the Company’s contributions after three years of service with the Company. The Company’s expense related to the plan was $716,000, $677,000, and $609,000 in 2003, 2002, and 2001, respectively.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Commitments and Contingencies:

Operating Leases. The Company leases certain equipment under non-cancelable operating leases. Rental expense under operating leases approximated $5.0 million, $3.9 million and $2.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2003 (in thousands):

Year	Operating Leases

2004	$4,613
2005	3,300
2006	1,469
2007	328
2008	115
Thereafter	18

$9,843

Royalty and Consulting Agreements. The Company has entered into various royalty and other consulting agreements with third party consultants. The amounts in the table below represent minimum payments to consultants that are contingent upon future services. Payments under these agreements for which the Company has not recorded a liability, are as follows at December 31, 2003 (in thousands):

Year	Amount

2004	$5,414
2005	332
2006	88

$5,834

Portions of the Company’s payments for operating leases and royalty agreements are denominated in foreign currencies and were translated in the tables above based their respective U.S. dollar exchange rates at December 31, 2003. These future payments are subject to foreign currency exchange rate risk.

Purchase Obligations. For 2004, the Company has purchase obligations of $5.4 million, which consist of minimum purchase obligations related to certain supply agreements for its products. Portions of these payments are denominated in foreign currencies and were translated based their respective U.S. dollar exchange rates at December 31, 2003. These future payments are subject to foreign currency exchange rate risk.

Legal Proceedings. On June 30, 1993, the Predecessor Company acquired substantially all the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution.

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

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In July 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. Prior to February 10, 2004, the patent in question re-issued and the Company is currently evaluating whether all of the conditions specified in the license agreement were satisfied. Management believes that the satisfaction of the required conditions and the consequential payment of any amount is not probable. Accordingly, no provision has been made for this contingency as of December 31, 2003.

In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million, and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is provided for in accrued expenses and is due once certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. The Company, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit in United States District Court for the Western District of Wisconsin against the Company for payment of the additional $1.5 million purchase price and the royalties earned to date. In November 2003, a jury returned a verdict in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued Expenses and Other Current Liabilities” in our consolidated balance sheet. The Company has appealed the verdict to the United States Court of Appeals for the Seventh Circuit and the appeal is pending. The Company intends to vigorously defend its position in this case and, in the opinion of management, does not believe that this claim will have a material adverse affect on its financial position or results of operations.

In March 2000, Howmedica Osteonics Corp. served a lawsuit against the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief. The claims could impact a substantial portion of our knee product line. The Company believes it has strong defenses against this claim and intends to vigorously defend this lawsuit. The Company also believes this claim is, in part, covered pursuant to the Company’s patent infringement insurance. Management does not believe that the outcome of this claim will have a material adverse effect on the Company’s financial position or results of operations.

The Company is subject to various legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

Regulatory. On April 11, 2001, the FDA sent the Company a “warning letter” stating that the FDA believed that ALLOMATRIX® Injectable Putty was a medical device subject to premarket clearance. In March 2002, the FDA officially notified the Company that it concluded that ALLOMATRIX® Injectable Putty should be reviewed and regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act (the “Act”). Also, in March 2002, the FDA notified all other known manufacturers of similar products of requirements for bringing such products into compliance with the Act. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the Act. In response to the FDA determination, the Company promptly filed a premarket notification for ALLOMATRIX® Injectable Putty under Section 510(k) of the Act. On April 24, 2002, the FDA notified the Company that the submission of the Company’s premarket notification for ALLOMATRIX® Injectable Putty was an adequate response to the “warning letter” and that the FDA considered the issues raised in the April 11, 2001 letter closed. The Company’s premarket notification submission is still pending with the FDA. The Company’s

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ALLOMATRIX® line of products continue to be marketed and sold pending the approval of the premarket notification submission. The FDA has not raised any objection to the continued marketing and sale of the ALLOMATRIX® products pending the approval of the premarket notification submission. There can be no assurance that the 510(k) premarket notification will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties. However, the Company believes that such punitive actions by the FDA against the Company are unlikely. In 2003, 2002 and 2001, ALLOMATRIX® products represented approximately 9%, 12% and 15% of the Company’s total net sales, respectively.

16.	Segment Data:

The Company has one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of reconstructive joint devices and biologics products. The Company’s geographic business units consist of operations in the United States, Europe and Other (which principally represents Canada and Japan since August 2001). Identifiable assets are those assets used exclusively in the operations of each business unit. Revenues attributed to each geographic unit are based on the location in which the sale originated.

Net sales of orthopaedic products by category and information by geographic area are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net sales by product line:
Knees products	$78,338	$72,058	$68,238
Hips products	78,071	56,945	48,589
Biologics products	50,056	38,347	26,810
Extremities products	31,876	25,367	20,989
Other	10,591	8,156	8,295

Total	$248,932	$200,873	$172,921

Net sales by geographic business unit:
United States	$168,138	$138,853	$123,869
Europe	61,075	47,011	42,268
Other	19,719	15,009	6,784

Total	$248,932	$200,873	$172,921

Operating income by geographic business unit:
United States	$19,472	$24,136	$6,127
Europe	3,912	1,844	1,980
Other	3,782	575	454

Total	$27,166	$26,555	$8,561

	December 31,

	2003	2002

Long-lived assets:
United States	$51,994	$47,900
Europe	40,978	35,056
Other	4,513	4,105

Total	$97,485	$87,061

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales to United States-based customers, aggregated $152.9 million, $122.4 million, and $108.0 million, for the years ended December 31, 2003, 2002, and 2001, respectively. These sales along with United States export sales are included in United States sales in the above table. No single foreign country accounted for more than 10% of the Company’s total net sales during 2003, 2002 or 2001; however, Italy and France together represented approximately 16% of the Company’s total net sales in 2003, 2002 and 2001.

17.	Quarterly Results of Operations:

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2003 and 2002, respectively. This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2003 (unaudited)

	First	Second	Third	Fourth
In thousands	Quarter	Quarter	Quarter	Quarter

Net sales	$58,622	$62,152	$59,268	$68,890
Cost of sales	15,540	17,386	15,453	19,436

Gross profit	43,082	44,766	43,815	49,454
Operating expenses:
Selling, general and administrative	30,305	31,963	32,292	33,052
Research and development	3,535	3,908	4,397	4,311
Amortization of intangible assets	804	923	900	935
Stock-based expense	409	420	482	757
Acquired in-process research and development costs	4,558	—	—	—

Total operating expenses	39,611	37,214	38,071	39,055

Income from operations	$3,471	$7,552	$5,744	$10,399

	2002 (unaudited)

	First	Second	Third	Fourth
In thousands	Quarter	Quarter	Quarter	Quarter

Net sales	$51,706	$50,771	$46,086	$52,310
Cost of sales	14,758	14,234	11,976	14,648

Gross profit	36,948	36,537	34,110	37,662
Operating expenses:
Selling, general and administrative	26,955	26,332	26,338	27,250
Research and development	2,561	2,565	2,763	2,468
Amortization of intangible assets	853	921	1,076	1,096
Stock-based expense	440	457	419	408
Arbitration settlement award	(4,200)	—	—	—

Total operating expenses	26,609	30,275	30,596	31,222

Income from operations	$10,339	$6,262	$3,514	$6,440

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company engaged KPMG LLP as its new independent auditor to replace Arthur Andersen LLP effective May 10, 2002. For additional information, see the Company’s current report on Form 8-K dated May 10, 2002.

Item 9A. Controls and Procedures.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2004.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2004.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2004.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	Financial Statements

		See Wright Medical Group, Inc. – Index to Consolidated Financial Statements in Item 8 of this report.

	(2)	Financial Statement Schedule

		See Wright Medical Group, Inc. – Schedule II-Valuation and Qualifying Accounts on page 77 of this report.

	(3)	Index to Exhibits

Exhibit
No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc. (1)

2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc. (2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (1)

3.2	Amended and Restated Bylaws of Wright Medical Group, Inc. (1)

4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc. (1)
4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc. (1)

4.3	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. (1)

4.4	Form of Common Stock certificate. (1)

4.5	Form of Warrant. (1)

10.1	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent(3), as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto(4), Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto(4), and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto(5).

Exhibit
No.	Description

10.2	Second Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”).(6) (7)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan.(1) (7)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1) (7)

10.5	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (1) (7)

10.6	Form of Sales Representative Award Agreement pursuant to the 1999 Plan. (1) (7)

10.7	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1) (7)

10.8	Employment Agreement dated as of January 31, 2004, between Wright Medical Technology, Inc. and F. Barry Bays. (7)

10.9	Employment Agreement dated as of December 11, 2003, between Wright Medical Technology, Inc. and John K. Bakewell. (7)

10.10	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis. (1) (7)

21	Subsidiaries of Wright Medical Group, Inc.

23.1	Consent of KPMG LLP.

23.2	Information Regarding Consent of Arthur Andersen LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1(Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed August 3, 2001.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(6)	Incorporated by reference to the Company’s definitive proxy statement filed with the Commission on April 11, 2003.

(7)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2003, we filed with the SEC a current report on Form 8-K on October 28, 2003, regarding our earnings release for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2004

Wright Medical Group, Inc.

By:	/s/ F. Barry Bays

F. Barry Bays President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. Barry Bays F. Barry Bays	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2004

/s/ John K. Bakewell John K. Bakewell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2004

/s/ James T. Treace James T. Treace	Chairman of the Board	February 20, 2004

/s/ Richard B. Emmitt Richard B. Emmitt	Director	February 20, 2004

/s/ Laurence Y. Fairey Laurence Y. Fairey	Director	February 20, 2004

/s/ David D. Stevens David D. Stevens	Director	February 20, 2004

/s/ James E. Thomas James E. Thomas	Director	February 20, 2004

/s/ Thomas E. Timbie Thomas E. Timbie	Director	February 20, 2004

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Director	February 20, 2004

Independent Auditors’ Report

The Board of Directors and Stockholders
Wright Medical Group, Inc.:

Under date of February 11, 2004, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2003 and 2002, as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for 2003 and 2002 on page 79. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Memphis, Tennessee
February 11, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To WRIGHT MEDICAL GROUP, INC.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Wright Medical Group, Inc. included in this Form 10-K for the periods indicated in our report thereon. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for surgical instruments as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page 79 of this Form 10-K is the responsibility of Wright Medical Group Inc.’s management, is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

Schedule II-Valuation and Qualifying Accounts
Wright Medical Group, Inc.
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Cost and		End of
	of Period	Expenses	Deductions	Period

Description
Allowance for doubtful accounts:
For the period ended:
December 31, 2003	$1,509	$87	$107	$1,489

December 31, 2002	$1,893	$515	$899	$1,509

December 31, 2001	$2,296	$152	$555	$1,893

Sales returns and allowance:
For the period ended:
December 31, 2003	$987	$(101)	$474	$412

December 31, 2002	$643	$344	$—	$987

December 31, 2001	$885	$(242)	$—	$643