Form 10-Q
period 2004-03-31
WRIGHT MEDICAL GROUP INC
filed 2004-04-29
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-32883

WRIGHT MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4088127 (IRS employer identification number)

5677 Airline Road
Arlington, Tennessee (Address of principal executive offices)	38002 (Zip code)

Registrant’s telephone number, including area code:	(901) 867-9971

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

     As of April 28, 2004, there were 33,242,730 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003, under the heading, “Factors Affecting Future Operating Results,” and in this quarterly report) which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$71,016	$66,571
Accounts receivable, net	60,259	55,821
Inventories	67,479	64,204
Prepaid expenses	4,568	5,046
Deferred income taxes	13,528	15,591
Other current assets	3,783	3,291

Total current assets	220,633	210,524
Property, plant and equipment, net	67,008	66,915
Goodwill	8,676	11,248
Intangible assets, net	17,642	18,646
Deferred income taxes	13,899	13,398
Other assets	1,569	1,372

	$329,427	$322,103

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,967	$14,227
Accrued expenses and other current liabilities	42,450	42,814
Current portion of long-term obligations	5,984	6,228

Total current liabilities	65,401	63,269
Long-term obligations	10,955	11,096
Deferred income taxes	1,552	1,203
Other liabilities	5,707	8,217

Total liabilities	83,615	83,785

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized – 70,000,000; shares issued and outstanding – 33,115,438 in 2004, 33,040,747 in 2003	332	330
Additional paid-in capital	264,837	263,455
Deferred compensation	(1,104)	(1,452)
Accumulated other comprehensive income	14,823	15,675
Accumulated deficit	(33,076)	(39,690)

Total stockholders’ equity	245,812	238,318

	$329,427	$322,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$74,917	$58,622
Cost of sales	20,386	15,540

Gross profit	54,531	43,082
Operating expenses:
Selling, general and administrative	37,134	30,305
Research and development	4,982	3,535
Amortization of intangible assets	942	804
Stock-based expense	424	409
Acquired in-process research and development costs (Note 2)	—	4,558

Total operating expenses	43,482	39,611

Operating income	11,049	3,471
Interest expense, net	284	266
Other expense (income), net	38	(30)

Income before income taxes	10,727	3,235
Provision for income taxes	4,113	1,234

Net income	$6,614	$2,001

Net income per share (Note 6):
Basic	$0.20	$.06

Diluted	$0.19	$.06

Weighted-average number of shares outstanding-basic	33,077	32,715

Weighted-average number of shares outstanding-diluted	35,241	34,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income	$6,614	$2,001
Non-cash items included in net income:
Depreciation	4,067	3,463
Amortization of intangible assets	942	804
Amortization of deferred financing costs	65	65
Deferred income taxes	2,355	752
Stock-based expense	424	409
Acquired in-process research and development costs	—	4,558
Other	(85)	267
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,649)	(4,110)
Inventories	(3,564)	(833)
Other current assets	(551)	295
Accounts payable	2,919	47
Accrued expenses and other liabilities	(1,664)	380

Net cash provided by operating activities	6,873	8,098
Investing activities:
Capital expenditures	(4,424)	(2,995)
Purchase of tangible and intangible assets (Note 2)	(161)	(3,405)
Other	3	50

Net cash used in investing activities	(4,582)	(6,350)
Financing activities:
Proceeds from bank and other financing	1,910	—
Payments of bank and other financing	(508)	(430)
Issuance of common stock	808	45

Net cash provided by (used in) financing activities	2,210	(385)
Effect of exchange rates on cash and cash equivalents	(56)	105

Net increase in cash and cash equivalents	$4,445	$1,468
Cash and cash equivalents, beginning of period	$66,571	$51,373

Cash and cash equivalents, end of period	$71,016	$52,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”).

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

Stock Based Compensation. As of March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of grant. Nonemployee stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$6,614	$2,001
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	208	230
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,819)	(928)

Pro forma net income	$5,003	$1,303

Income per share:
Basic, as reported	$0.20	$0.06

Basic, pro forma	$0.15	$0.04

Diluted, as reported	$0.19	$0.06

Diluted, pro forma	$0.14	$0.04

Amounts presented in stock-based expense include selling, general and administrative expenses of $398,000 and $383,000 for the three month periods ended March 31, 2004 and 2003, respectively, and research and development expenses of $26,000 for the three month periods ended March 31, 2004 and 2003.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

$8,445

In connection with the acquisition of these assets, the Company engaged an independent third party to conduct a valuation of the intangible assets acquired. The value assigned to acquired in-process research and development (“IPRD”) was $4.6 million of the purchase price. Accordingly, this amount was expensed in the three-month period ended March 31, 2003. The value assigned to IPRD was determined by estimating the costs to develop the IPRD into commercially viable products, estimating the resulting cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate applied in the valuation reflected uncertainties surrounding the successful development of the IPRD.

3.	Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$2,384	$2,816
Work-in-process	12,153	9,827
Finished goods	52,942	51,561

	$67,479	$64,204

4.	Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Notes payable	$13,250	$13,250
Capital lease obligations	3,689	4,074

	16,939	17,324
Less: current portion	(5,984)	(6,228)

	$10,955	$11,096

At March 31, 2004, the Company’s senior credit facility consisted of $13.3 million in outstanding term loan borrowings and availability under a revolving credit facility, after considering outstanding letters of credit, totaling $57.7 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a rate of 2.9% at March 31, 2004.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the three months ended March 31, 2004 are as follows (in thousands):

Goodwill, net of accumulated amortization at December 31, 2003	$11,248
Less: Resolution of pre-acquisition foreign income tax contingency	(2,344)
Foreign currency translation	(228)

Goodwill at March 31, 2004	$8,676

During the period ended March 31, 2004, the Company favorably resolved a foreign income tax contingency associated with its December 1999 acquisition of Cremascoli Ortho Holding, S.A. (“Cremascoli”). This amount was provided for in the purchase accounting in connection with the acquisition of Cremascoli, and due to the favorable resolution of this matter, the Company reduced the previously recorded goodwill and the associated contingency accrual, which was recorded in “Other Long-Term Liabilities” in the Company’s condensed consolidated balance sheet.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	amortization	Cost	amortization
Completed technology	$5,271	$1,187	$5,288	$1,025
Distribution channels	18,877	8,013	19,296	7,708
Trademarks	657	95	657	75
Other	4,557	2,425	4,345	2,132

	29,362	$11,720	29,586	$10,940

Less: Accumulated amortization	(11,720)		(10,940)

Intangible assets, net	$17,642		$18,646

Based on the intangible assets held at March 31, 2004, the Company expects to recognize amortization expense of approximately $3.5 million for the full year of 2004, $3.2 million in 2005 and 2006, $2.8 million in 2007, and $2.7 million in 2008.

6.	Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents. The Company’s common stock equivalents consist of stock options and warrants. The dilutive effect of such instruments is calculated using the treasury-stock method.

The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Weighted-average number of shares outstanding, basic	33,077	32,715
Common stock equivalents	2,164	1,344

Weighted-average number of shares outstanding, diluted	35,241	34,059

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	Other Comprehensive Income

The Company’s difference between net income and comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$6,614	$2,001
Changes in foreign currency translation	(852)	1,903

Comprehensive income	$5,762	$3,904

8.	Commitments and Contingencies

Legal Proceedings. On June 30, 1993, prior to the December 1999 recapitalization and inception of the Company in its current form, the Company’s predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”), acquired substantially all the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution. The Predecessor Company was notified in May 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. Based on the most recent plan of reorganization submitted to the court, it appears that the Predecessor Company would be considered an unsecured creditor and, under the terms of the plan, would receive 24% of any such claim as a cash payment with the remainder to be paid by a senior note due within ten years. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan. There can be no assurance that DCC will indemnify the Predecessor Company or the Company on any claims in the future. Although neither the Predecessor Company nor the Company maintains insurance for claims arising on products sold by DCC, the Company does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position or results of operations.

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

In July 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, management believes that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. Accordingly, no provision has been made for this contingency as of March 31, 2004.

In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million, and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is provided for in accrued expenses and is due once certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. The Company, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit in United States District Court for the Western District of Wisconsin against the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Company for payment of the additional $1.5 million purchase price and the royalties earned to date. During the fourth quarter of 2003, a jury returned a verdict in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued Expenses and Other Current Liabilities” in our consolidated balance sheet. The Company has appealed the verdict to the United States Court of Appeals for the Seventh Circuit and the appeal is pending. The Company intends to vigorously defend its position in this case and, in the opinion of management, does not believe that this claim will have a material adverse affect on its financial position or results of operations.

The Company is subject to various legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

Regulatory. In March 2004, the Company received marketing clearance from the United States Food and Drug Administration (“FDA”) for its ALLOMATRIX® Injectable Putty. This clearance was obtained based on satisfaction of the FDA’s requirements pursuant to a 510(k) premarket notification process that began with the Company’s submission of a 510(k) in March 2002. This submission was in response to the FDA’s clarification to all allograft putty providers, including the Company, that such products are regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act (the “Act”). The Company’s clearance pertains only to its ALLOMATRIX® Injectable Putty product and the Company continues to market and sell other allograft products pending approval of additional 510(k) submissions. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the Act. The FDA has not raised any objection to the continued marketing and sale of the Company’s additional ALLOMATRIX® products pending the approval of premarket notification submissions. There can be no assurance that the 510(k) premarket notifications for the remaining products will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties. However, the Company believes that such punitive actions by the FDA against the Company are unlikely. In 2003, 2002 and 2001, ALLOMATRIX® products other than our ALLOMATRIX® Injectable Putty represented approximately 6%, 6% and 2% of the Company’s total net sales, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following management’s discussion and analysis describes the principal factors affecting our results of operations and our financial condition for the quarter ended March 31, 2004. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2003 (“Annual Report”), which includes additional information about our critical accounting policies and practices and factors affecting future operating results.

Executive Overview

Company Description. Wright Medical Group, Inc. is a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, and to provide other biological solutions for surgeons and their patients. We have been in business for over fifty years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.

Principal Products. Our net sales primarily include sales of reconstructive joint devices and biologics products. Our reconstructive joint device net sales are derived from three primary product lines: knees, hips and extremities. Our biologics sales encompass sales of products designed to stimulate and augment the natural regenerative capabilities of the human body. Additionally, we generate other net sales from various orthopaedic products not considered to be part of our knee, hip, extremity or biologics product lines.

Significant Business Trends. During the first quarter of 2004, our business sustained the trend we established in 2003, growing significantly as compared to the first quarter of 2003. Net sales totaled $74.9 million in the first quarter of 2004, compared to $58.6 million in the first quarter of 2003, representing growth of 28%. Our first quarter sales performance was driven primarily by our biologics, extremity and hip product lines as well as favorable foreign currency exchange rates as compared to prior year. Our biologics and extremity product lines, which have been the historical growth drivers of our business, experienced sales growth rates of 29% and 25%, respectively. Additionally, our hip business grew 41% over the first quarter of 2003, continuing to benefit from several products that were successfully introduced in 2003.

In March 2004, we received marketing clearance from the United States Food and Drug Administration (“FDA”) for our ALLOMATRIX® Injectable Putty. This clearance was obtained based on satisfaction of the FDA’s requirements pursuant to a 510(k) premarket notification process that began with our submission of a 510(k) in March 2002. This submission was in response to the FDA’s clarification to all allograft putty providers, including us, that such products should be regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act (the “Act”). The clearance pertained only to our ALLOMATRIX® Injectable Putty product and we continue to market and sell other allograft-based products pending approval of additional 510(k) submissions. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the Act and has not raised any objection to the continued marketing and sale of our additional ALLOMATRIX® products pending the approval of premarket notification submissions. See “Factors Affecting Future Operating Results” for a detailed discussion of this regulatory development.

In March 2004, our premarket approval (“PMA”) application for our CONSERVE® Plus Resurfacing Implant was accepted for filing by the FDA. With our CONSERVE® Plus Resurfacing Implant, the surface of the patient’s femoral head and the acetabular surface are replaced with minimal bone loss.

In February 2004, our PMA application for our ADCON® Gel product was accepted for filing by the FDA. We are currently awaiting the FDA’s review and response to this submission. Our ADCON® Gel product is currently not available in the United States (“U.S.”) market.

Our performance outlook anticipates that our business will continue to grow across all product lines for the remainder of 2004. Our diverse and continually expanding biologics and extremity product portfolios, combined with our full-continuum of successful hip and knees products, positions us well for continued success throughout 2004.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success is dependent on our ability to compete successfully against our competitors. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in the “Factors Affecting Future Operating Results” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	(unaudited)
	2004		2003
	Amount	% of sales	Amount	% of sales
Net sales	$74,917	100.0%	$58,622	100.0%
Cost of sales	20,386	27.2%	15,540	26.5%

Gross profit	54,531	72.8%	43,082	73.5%
Operating expenses:
Selling, general and administrative	37,134	49.6%	30,305	51.7%
Research and development	4,982	6.7%	3,535	6.0%
Amortization of intangible assets	942	1.3%	804	1.4%
Stock-based expense	424	0.6%	409	0.7%
Acquired in-process research and development costs	—	—	4,558	7.8%

Total operating expenses	43,482	58.0%	39,611	67.6%

Operating income	11,049	14.7%	3,471	5.9%
Interest expense, net	284	0.4%	266	0.5%
Other expense (income), net	38	0.1%	(30)	(0.1%)

Income before income taxes	10,727	14.3%	3,235	5.5%
Provision for income taxes	4,113	5.5%	1,234	2.1%

Net income	$6,614	8.8%	$2,001	3.4%

Comparison of three months ended March 31, 2004 to three months ended March 31, 2003

Net Sales. The following table sets forth our net sales by product line for the periods indicated expressed as dollar amounts (in thousands):

	Three Months Ended March 31,
	2004	2003
Hip products	$24,861	$17,690
Knee products	22,739	19,664
Biologics products	14,720	11,409
Extremity products	9,254	7,430
Other	3,343	2,429

Total net sales	$74,917	$58,622

The following graphs illustrate our product line sales as a percentage of total net sales for the three months ended March 31, 2004 and 2003:

Product Sales as a Percentage of Total Net Sales

Our net sales growth in the first quarter of 2004 was attributable to significant growth in our hip product line, as well as continued success in our biologics and extremity product lines. Geographically, our domestic net sales totaled $44.4 million in the first quarter of 2004 and $35.1 million in the first quarter of 2003, representing 59% and 60% of total net sales, respectively and growth of 27%. Our international sales totaled $30.5 million in the first quarter of 2004, increasing by 30% over sales of $23.5 million in the first quarter of 2003. Our international sales in the first quarter of 2004 included a favorable currency impact of approximately $3.5 million, principally resulting from the continued favorable performance in 2004 of the euro against the U.S. dollar. Our European and Japanese results continue to be the primary drivers of sales growth internationally.

From a product line perspective, we experienced sales growth across all product lines in the first quarter of 2004. During the first quarter of 2004, our hip product sales totaled $24.9 million, representing an increase of 41% over the first quarter of 2003. Our hip product line growth has benefited from an overall increase in unit sales, as well as a shift in sales mix to higher-priced, hard bearing surfaces and modular neck hip stems. This is evidenced by the increased demand for our PROFEMUR® hip stem products with our modular neck design, our LINEAGE® Acetabular System with ceramic-on-ceramic technology, and our CONSERVE® Total Hip System with BFH™ (Big Femoral Head) Technology.

Sales of our biologics products were $14.7 million in the first quarter of 2004, representing year-over-year growth of 29%. Our first quarter 2004 performance in biologics is primarily attributable to the continued favorable impact of our GRAFTJACKET® tissue repair and containment membranes, which were first launched in late 2002, and sales of our ADCON® Gel products in our international markets.

Our extremity product sales increased to $9.3 million in the first quarter of 2004, representing growth of 25% over the first quarter of 2003. Increased sales of our higher priced foot and ankle products and pricing increases across our other small joint products contributed to our year-over-year growth.

Our knee product line sales totaled $22.7 million in the first quarter of 2004, representing growth of 16%. Our knee performance is attributable to growth experienced in our ADVANCE® knee product line, offset by slight decreases in our more mature ADVANTIM® and AXIOM® product lines.

Cost of Sales. Our cost of sales as a percentage of net sales increased from 26.5% in the first quarter of 2003 to 27.2% in the first quarter of 2004. This increase is attributable to relatively high manufacturing production efficiencies experienced in the first quarter of 2003. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Selling, General and Administrative. As a percentage of net sales, our first quarter 2004 selling, general and administrative expenses decreased by 2.1 percentage points to 49.6% as compared to 51.7% in 2003. The year over year decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of our ability to control spending, particularly our discretionary sales and marketing costs, while continuing to significantly grow our business.

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

Research and Development. Our level of investment in research and development activities, as a percentage of net sales, increased by 0.7 percentage points to 6.7% in the first quarter of 2004. The overall profitability achieved during 2003 and continuing in 2004 in our business has enabled us to continue to increase our investment in research and development activities. This increase is primarily attributable to heightened levels of clinical evaluations for pre-market products and products already on the market, as well as continued investments in development opportunities for possible future products.

We anticipate that our research and development expenditures as a percentage of net sales will increase to an overall level of approximately 7% in 2004 from approximately 6.5% in 2003. As our business continues to grow, we expect our research and development expenditures to increase in absolute dollars and may increase as a percentage of sales as we continue to increase our investment in product development initiatives and clinical studies.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the first quarter of 2004 remained relatively constant as a percentage of net sales compared to the first quarter of 2003.

Based on the intangible assets held at March 31, 2004, we expect to recognize amortization expense of approximately $3.5 million for the full year of 2004, $3.2 million in 2005 and 2006, $2.8 million in 2007, and $2.7 million in 2008.

Stock-based Expense. We recognized $424,000 and $409,000 of stock-based expense in the first quarter of 2004 and 2003, respectively, resulting from the amortization of our deferred compensation. Based upon the stock-based awards outstanding at March 31, 2004, we expect to recognize stock-based expense totaling $1.7 million in 2004, $800,000 in 2005, $500,000 in 2006, $400,000 in 2007 and $100,000 in 2008.

In-Process Research and Development. Upon consummation of the acquisition of certain ADCON® Gel technology assets from Gliatech Inc. (“Gliatech”) in March 2003, we immediately recognized as expense approximately $4.6 million representing the estimated fair value of purchased in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use (see Note 2 to our condensed consolidated financial statements). The acquired ADCON® Gel products are designed to reduce adhesion formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve (ADCON®-T/N Gel) procedures, thus reducing or eliminating post-operative pain. Both ADCON®-L Gel and ADCON®-T/N Gel are commercially available internationally, but are currently not available for sale in the U.S. Our PMA application related to ADCON®-L Gel was accepted for filing by the FDA in February 2004, and we are currently awaiting the FDA’s review and response to that submission. Based on the timing of the submission of our PMA application, we anticipate that ADCON®-L Gel will be available for sale in the U.S. market no sooner than the fourth quarter of 2004.

Provision for Income Taxes. We recorded tax provisions of $4.1 million and $1.2 million in the first quarter of 2004 and 2003, respectively. Our effective tax rate for the first quarter of 2004 and 2003 was approximately 38%. This tax rate is consistent with our statutory tax rates, which are in the range of 38% to 39%. We expect our effective tax rates to remain within this range in future periods, absent any changes in our business which may reduce our incremental tax rate.

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

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2004	2003
Cash and cash equivalents	$71,016	$66,571
Working capital	155,232	147,255
Line of credit availability	57,742	57,742

Our cash and cash equivalents increased during the first quarter of 2004 by $4.4 million compared to an increase of $1.5 million in the first quarter of 2003. The increase in cash and cash equivalents in the first quarter of 2004 is attributable to the generation of $6.9 million of cash from operating activities primarily as a result of improved profitability and $2.2 million of cash from financing activities, offset by routine capital expenditures of approximately $4.4 million. Our cash and cash equivalents increased during the first quarter of 2003 by $1.5 million, which was primarily attributable to the generation of $8.1 million of cash from operating activities during the first quarter of 2003, and largely offset by $6.4 million of cash used in our investing activities, principally related to capital expenditures and the acquisition of ADCON®-related assets.

Operating Activities. Our operating cash flows in the first quarter of 2004 favorably benefited from the improved profitability of our business and were partially offset by increases in our quarterly estimated tax payments of $2.7 million versus the first quarter of 2003. These increased tax payments were primarily related to U.S. federal and certain foreign income taxes due to improved profitability as compared to prior year. Operating cash flows in the first quarter of 2003 resulted principally from the improved profitability of our business.

Investing Activities. Our capital expenditures totaled approximately $4.4 million and $3.0 million in the first quarter of 2004 and 2003, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $24 million in total for 2004, approximately $2 million of which we anticipate will be used in the continued implementation of our enterprise computer system and $22 million of which we anticipate will be used for routine recurring capital expenditures, including surgical instruments.

During the first quarter of 2003, we used $3.4 million to purchase in-process research and development, tangible assets, and intangible assets, which were primarily related to the ADCON® Gel technology. We are constantly evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

Financing Activities. During the first quarter of 2004, we received proceeds of approximately $1.9 million under a factoring agreement. In the fourth quarter of 2003, our operating subsidiary in Italy entered in to a new agreement to factor portions of its accounts receivable balances. The cash proceeds received from this factoring agreement are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. We have recorded obligations for the amount of the proceeds received under this agreement within “Accrued Expenses and Other Current Liabilities” in our condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively. The proceeds received from factoring were partially offset by payments of $508,000 related to our long-term capital leases.

At March 31, 2004, our senior credit facility consisted of $13.3 million in outstanding term loan borrowings and availability under a revolving credit facility, after considering outstanding letters of credit, totaling $57.7 million. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio, with a rate of 2.9% at March 31, 2004.

Other Liquidity Information

We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balance of approximately $71.0 million, our existing available credit line of approximately $57.7 million, and our cash flows from our operating activities which in 2003 totaled approximately $40 million, will be sufficient to fund our working capital requirements and operations, permit anticipated capital expenditures, meet our contractual cash obligations and meet the anticipated increase in our estimated income tax payments in 2004.

Critical Accounting Policies and Estimates

Information on judgments related to our most critical accounting policies and estimates is discussed in our Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report. There have been no modifications to our critical accounting policies since December 31, 2003.

Factors Affecting Future Operating Results

In addition to the factors described above as well as those described in our Annual Report, our future results could be affected by a variety of factors. The following factor, which was included in our Annual Report, has been updated for developments during the quarter ended March 31, 2004:

We have received FDA clearance for our ALLOMATRIX® Injectable Putty and are continuing to pursue FDA clearance for our other ALLOMATRIX® products

In March 2004, we received marketing clearance from the United States Food and Drug Administration (“FDA”) for our ALLOMATRIX® Injectable Putty. This clearance was obtained based on satisfaction of the FDA’s requirements pursuant to a 510(k) premarket notification process that began with our submission of a 510(k) in March 2002. This submission was in response to the FDA’s clarification to all allograft putty providers, including us, that such products should be regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act (the “Act”). The clearance pertains only to our ALLOMATRIX® Injectable Putty product and we continue to market and sell other allograft products pending approval of additional 510(k) submissions. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the Act. The FDA has not raised any objection to the continued marketing and sale of our additional ALLOMATRIX® products pending the approval of premarket notification submissions. There can be no assurance that the 510(k) premarket notifications for the remaining products will be cleared by the FDA in a timely manner or at all. The FDA could decide not to continue to exercise its enforcement discretion and decide to take enforcement action which could include, but not be limited to, seizing product inventory, obtaining a court injunction against further marketing of the product, or assessing civil money penalties. However, we believe that such punitive actions by the FDA against us are unlikely. In 2003, 2002 and 2001, ALLOMATRIX® products other than our ALLOMATRIX® Injectable Putty represented approximately 6%, 6% and 2% of our total net sales, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. At March 31, 2004, we had borrowings of $13.3 million outstanding under our credit facility which are subject to a variable rate, with a current rate of 2.9%. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $133,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 35% and 33% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro and between the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income/expense levels in the respective period. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposures in the future. Based on our overall exposure for foreign currency at March 31, 2004, an adverse change of 10% in foreign currency rates would reduce our non-operating income by approximately $483,000 on an annual basis.

Product Liability Insurance Expense Fluctuations

Due to the nature of our industry, we incur significant product liability insurance premiums each year. In recent years, our industry has experienced significant increases in product liability insurance premiums. In the first quarter of 2004, product liability insurance expense increased by approximately $135,000 to $900,000 in comparison with the first quarter of 2003. If the costs of product liability insurance increase significantly in the future, our future operating results could be adversely impacted. Based on our current levels of product liability insurance and the associated premiums as of March 31, 2004, an adverse change of 10% in premium rates would reduce our operating income by approximately $365,000 on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     (a) Not applicable.

     (b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc. (1)

2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (1)

3.2	Amended and Restated Bylaws of Wright Medical Group, Inc. (3)

4.1	Registration Rights Agreement, dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc. (1)

4.2	Investor Rights Agreement, dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc. (1)

4.3	Stockholders Agreement, dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000.(1)

4.4	Form of Common Stock certificate. (1)

4.5	Form of Warrant. (1)

10.1	Credit Agreement, dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent(4), as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto(5), Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto(5), and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto. (6)

10.2	Second Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (7)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (1)

10.6	Form of Sales Representative Award Agreement pursuant to the 1999 Plan. (1)

10.7	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.8	Employment Agreement dated as of January 31, 2003, between Wright Medical Technology, Inc. and F. Barry Bays. (8)

10.9	Employment Agreement dated as of December 11, 2000, between Wright Medical Technology, Inc. and John K. Bakewell. (8)

10.10	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis. (1)

11	Computation of earnings per share (included in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, continued

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed March 31, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed August 3, 2001.

(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(7)	Incorporated by reference to the Company’s definitive Proxy Statement filed with the Commission on April 11, 2003.

(8)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     (b) Reports on Form 8-K

On January 26, 2004, we filed with the SEC a current report of Form 8-K regarding the election of Laurence Y. Fairey and David D. Stevens to serve as directors of the Company.

On February 12, 2004, we filed with the SEC a current report on Form 8-K regarding our earnings release for the quarter and year ended December 31, 2003.

On March 31, 2004, we filed with the SEC a current report on Form 8-K regarding the amendment of our Bylaws and the amendment of our Code of Business Conduct.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2004

WRIGHT MEDICAL GROUP, INC.
By:	/s/ F. Barry Bays
F. Barry Bays
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)