Form 10-Q
period 2004-06-30
WRIGHT MEDICAL GROUP INC
filed 2004-07-30
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X]  Yes [ ] No

As of July 28, 2004, there were 33,446,088 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003, under the heading, “Factors Affecting Future Operating Results,” and in this and other quarterly reports) which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$72,235	$66,571
Accounts receivable, net	63,213	55,821
Inventories	70,714	64,204
Prepaid expenses	3,471	5,046
Deferred income taxes	11,317	15,591
Other current assets	5,055	3,291

Total current assets	226,005	210,524
Property, plant and equipment, net	67,552	66,915
Goodwill	8,608	11,248
Intangible assets, net	17,227	18,646
Deferred income taxes	14,988	13,398
Other assets	1,327	1,372

	$335,707	$322,103

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$17,818	$14,227
Accrued expenses and other current liabilities	41,609	42,814
Current portion of long-term obligations	6,242	6,228

Total current liabilities	65,669	63,269
Long-term obligations	8,191	11,096
Deferred income taxes	924	1,203
Other liabilities	5,895	8,217

Total liabilities	80,679	83,785

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, shares authorized – 100,000,000; shares issued and outstanding –33,438,296 in 2004, 33,040,747 in 2003	334	330
Additional paid-in capital	268,215	263,455
Deferred compensation	(765)	(1,452)
Accumulated other comprehensive income	13,632	15,675
Accumulated deficit	(26,388)	(39,690)

Total stockholders’ equity	255,028	238,318

	$335,707	$322,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$75,616	$62,152	$150,533	$120,774
Cost of sales	21,383	17,386	41,769	32,926

Gross profit	54,233	44,766	108,764	87,848
Operating expenses:
Selling, general and administrative	37,714	31,963	74,848	62,268
Research and development	4,524	3,908	9,506	7,443
Amortization of intangible assets	928	923	1,870	1,727
Stock-based expense	465	420	889	829
Acquired in-process research and development costs (Note 2)	—	—	—	4,558

Total operating expenses	43,631	37,214	87,113	76,825

Operating income	10,602	7,552	21,651	11,023
Interest expense, net	301	312	585	578
Other income, net	(52)	(481)	(14)	(511)

Income before income taxes	10,353	7,721	21,080	10,956
Provision for income taxes	3,665	2,723	7,778	3,957

Net income	$6,688	$4,998	$13,302	$6,999

Net income per share (Note 6):
Basic	$0.20	$0.15	$0.40	$0.21

Diluted	$0.19	$0.15	$0.38	$0.21

Weighted-average number of shares outstanding-basic	33,347	32,772	33,212	32,744

Weighted-average number of shares outstanding-diluted	35,493	34,237	35,388	34,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net income	$13,302	$6,999
Non-cash items included in net income:
Depreciation	8,100	6,951
Amortization of intangible assets	1,870	1,727
Amortization of deferred financing costs	131	131
Deferred income taxes	3,904	3,279
Stock-based expense	889	829
Acquired in-process research and development costs	—	4,558
Other	35	(147)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,156)	(2,148)
Inventories	(7,159)	(404)
Other current assets	(692)	1,418
Accounts payable	3,841	1,051
Accrued expenses and other liabilities	(2,083)	2,506

Net cash provided by operating activities	13,982	26,750
Investing activities:
Capital expenditures	(9,383)	(6,178)
Purchase of tangible and intangible assets (Note 2)	(161)	(7,605)
Other	39	56

Net cash used in investing activities	(9,505)	(13,727)
Financing activities:
Proceeds from bank and other financing	1,370	—
Payments of bank and other financing	(3,007)	(2,893)
Issuance of common stock	2,947	776

Net cash provided by (used in) financing activities	1,310	(2,117)
Effect of exchange rates on cash and cash equivalents	(123)	246

Net increase in cash and cash equivalents	$5,664	$11,152
Cash and cash equivalents, beginning of period	$66,571	$51,373

Cash and cash equivalents, end of period	$72,235	$62,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”).

In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full fiscal year.

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Based Compensation. As of June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of grant. Nonemployee stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$6,688	$4,998	$13,302	$6,999
Add: Stock-based employee compensation expense recognized under intrinsic value method, net of tax effects	203	244	411	474
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(1,976)	(986)	(3,795)	(1,914)

Pro forma net income	$4,915	$4,256	$9,918	$5,559

Net income per share:
Basic, as reported	$0.20	$0.15	$0.40	$0.21

Basic, pro forma	$0.15	$0.13	$0.30	$0.17

Diluted, as reported	$0.19	$0.15	$0.38	$0.21

Diluted, pro forma	$0.14	$0.13	$0.28	$0.17

Amounts presented in “Stock-based expense” in the Company’s condensed consolidated statements of operations include selling, general and administrative expenses of $440,000 and $394,000 for the three months ended June 30, 2004 and 2003, respectively, and $838,000 and $777,000 for the six months ended June 30, 2004 and 2003, respectively. Amounts presented also include research and development expenses of $25,000 and $26,000 for the three months ended June 30, 2004 and 2003, respectively, and $51,000 and $52,000 for the six months ended June 30, 2004 and 2003, respectively.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

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

3. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$3,214	$2,816
Work-in-process	12,776	9,827
Finished goods	54,724	51,561

	$70,714	$64,204

4. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Notes payable	$11,250	$13,250
Capital lease obligations	3,183	4,074

	14,433	17,324
Less: current portion	(6,242)	(6,228)

	$8,191	$11,096

At June 30, 2004, the Company’s senior credit facility consisted of $11.3 million in outstanding term loan borrowings and availability under a revolving credit facility, after considering outstanding letters of credit, totaling $57.7 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a rate of 2.9% at June 30, 2004.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the six months ended June 30, 2004 are as follows (in thousands):

Goodwill at December 31, 2003	$11,248
Less: Resolution of pre-acquisition foreign income tax contingency	(2,344)
Foreign currency translation	(296)

Goodwill at June 30, 2004	$8,608

During the six months ended June 30, 2004, the Company favorably resolved a foreign income tax contingency associated with its December 1999 acquisition of Cremascoli Ortho Holding, S.A. (“Cremascoli”). This amount was established as an accrued liability in the purchase accounting in connection with the acquisition of Cremascoli. Due to the favorable resolution of this matter, the Company reduced the previously recorded goodwill and the associated contingency accrual, which had been recorded in “Other liabilities” in the Company’s condensed consolidated balance sheet.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	amortization	Cost	amortization
Completed technology	$5,265	$1,354	$5,288	$1,025
Distribution channels	18,714	8,414	19,296	7,708
Trademarks	657	114	657	75
Other	5,140	2,667	4,345	2,132

	29,776	$12,549	29,586	$10,940

Less: Accumulated amortization	(12,549)		(10,940)

Intangible assets, net	$17,227		$18,646

Based on the intangible assets held at June 30, 2004, the Company expects to recognize amortization expense of approximately $3.7 million for the full year of 2004, $3.4 million in 2005, $3.2 million in 2006, $2.7 million in 2007, and $2.6 million in 2008.

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

The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted-average number of shares outstanding, basic	33,347	32,772	33,212	32,744
Common stock equivalents	2,146	1,465	2,176	1,341

Weighted-average number of shares outstanding, diluted	35,493	34,237	35,388	34,085

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

7. Other Comprehensive Income

The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$6,688	$4,998	$13,302	$6,999
Changes in foreign currency translation	(1,191)	2,929	(2,043)	4,832

Comprehensive income	$5,497	$7,927	$11,259	$11,831

8. Commitments and Contingencies

Legal Proceedings. On June 30, 1993, prior to the December 1999 recapitalization and inception of the Company in its current form, the Company’s predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”), acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution. The Predecessor Company was notified in May 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. Based on the most recent plan of reorganization submitted to the court, it appears that the Predecessor Company would be considered an unsecured creditor and, under the terms of the plan, would receive 24% of any such claim as a cash payment with the remainder to be paid by a senior note due within ten years. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan. There can be no assurance that DCC will indemnify the Predecessor Company or the Company on any claims in the future. Although neither the Predecessor Company nor the Company maintains insurance for claims arising on products sold by DCC, the Company does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position or results of operations.

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

In July 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company has concluded that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. Accordingly, no provision has been made for this contingency as of June 30, 2004.

In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is provided for in accrued expenses and is due once certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. The Company, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit in United States District Court for the Western District of Wisconsin against the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Company for payment of the additional $1.5 million purchase price and the royalties earned to date. During the fourth quarter of 2003, a jury returned a verdict in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. The Company has appealed the verdict to the United States Court of Appeals for the Seventh Circuit and the appeal is pending. The Company intends to vigorously defend its position in this case and, in the opinion of management, does not believe that this claim will have a material adverse affect on its financial position or results of operations.

In addition to those noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

Regulatory. In March 2004, the Company received marketing clearance from the United States Food and Drug Administration (the “FDA”) for its ALLOMATRIX® Injectable Putty. This clearance was obtained based on satisfaction of the FDA’s requirements pursuant to a 510(k) premarket notification process that began with the Company’s submission of a 510(k) in March 2002. This submission was in response to the FDA’s clarification to all allograft putty providers, including the Company, that such products are regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act. Further, in July 2004, the Company received marketing clearance from the FDA for its ALLOMATRIX® C, ALLOMATRIX® Custom and ALLOMATRIX® DR putty products following the Company’s submission of a 510(k) in April 2004. The July 2004 notification from the FDA completes the clearance process for the Company’s entire ALLOMATIX® family of products.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following management’s discussion and analysis describes the principal factors affecting our results of operations and our financial condition for the three and six month periods ended June 30, 2004. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2003 (“Annual Report”), which includes additional information about our critical accounting policies and practices and factors affecting future operating results.

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

Principal Products. Our net sales primarily include sales of reconstructive joint devices and biologics products. Our reconstructive joint device sales are derived from three primary product lines: knees, hips and extremities. Our biologics sales are derived from products designed to stimulate and augment the natural regenerative capabilities of the human body. Additionally, we generate other net sales from various orthopaedic products not considered to be part of our knee, hip, extremity or biologics product lines.

Significant Business Trends. Net sales grew 22% to $75.6 million in the second quarter of 2004 from $62.2 million in 2003. Our second quarter sales growth was primarily due to the performance of our hip and biologics product lines, both of which experienced growth rates of 30% as compared to prior year. Our net income grew 34% to $6.7 million in the second quarter of 2004 from $5.0 million in the second quarter of 2003. Our net income growth resulted from the combination of our strong net sales growth and continued leverage of our existing infrastructure.

In March 2004, we received marketing clearance from the United States Food and Drug Administration (the “FDA”) for our ALLOMATRIX® Injectable Putty. This clearance was obtained based on satisfaction of the FDA’s requirements pursuant to a 510(k) premarket notification process that began with our submission of a 510(k) in March 2002. This submission was in response to the FDA’s clarification to all allograft putty providers, including us, that such products should be regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act (the “Act”). Further, in July 2004, we received marketing clearance from the FDA for our ALLOMATRIX® C, ALLOMATRIX® Custom and ALLOMATRIX® DR putty products following our submission of a 510(k) in April 2004. The July 2004 notification from the FDA completes the clearance process for our entire ALLOMATIX® family of products. These approvals, combined with the April 2004 approval of our OSTEOSET® DBM Pellets, make us the only provider of commercially available, FDA-cleared products which contain demineralized bone matrix (“DBM”). See “Factors Affecting Future Operating Results” for a detailed discussion of this regulatory development.

Our performance outlook anticipates continued growth in our business across all product lines during the second half of 2004. Our diverse biologics product portfolio, combined with our full continuum of successful hip, extremity and knee products, positions us for continued success throughout 2004.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success is dependent on our ability to compete successfully against our competitors. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in the “Factors Affecting Future Operating Results” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

		Three Months Ended June 30,
		(unaudited)

	2004		2003
	Amount	% of sales	Amount	% of sales
Net sales	$75,616	100.0%	$62,152	100.0%
Cost of sales	21,383	28.3%	17,386	28.0%

Gross profit	54,233	71.7%	44,766	72.0%
Operating expenses:
Selling, general and administrative	37,714	49.9%	31,963	51.4%
Research and development	4,524	6.0%	3,908	6.3%
Amortization of intangible assets	928	1.2%	923	1.5%
Stock-based expense	465	0.6%	420	0.7%

Total operating expenses	43,631	57.7%	37,214	59.9%

Operating income	10,602	14.0%	7,552	12.2%
Interest expense, net	301	0.4%	312	0.5%
Other income, net	(52)	(0.1%)	(481)	(0.8%)

Income before income taxes	10,353	13.7%	7,721	12.4%
Provision for income taxes	3,665	4.8%	2,723	4.4%

Net income	$6,688	8.8%	$4,998	8.0%

Comparison of three months ended June 30, 2004 to three months ended June 30, 2003

Net Sales. The following table sets forth our net sales by product line for the three months ended June 30, 2004 and 2003 (in thousands):

		Three Months Ended June 30,

	2004	2003	% change
Hip products	$25,266	$19,502	29.6%
Knee products	22,475	19,755	13.8%
Biologics products	15,980	12,275	30.2%
Extremity products	9,059	7,805	16.1%
Other	2,836	2,815	0.7%

Total net sales	$75,616	$62,152	21.7%

The following graphs illustrate our product line sales as a percentage of total net sales for the three months ended June 30, 2004 and 2003:

Product Line Sales as a Percentage of Total Net Sales

Our net sales growth in the second quarter of 2004 resulted primarily from the continued significant growth of our hip and biologics product lines, which both grew 30% over prior year, and the solid performance of our knee and extremity product lines. Geographically, our domestic net sales totaled $44.8 million in the second quarter of 2004 and $37.5 million in the second quarter of 2003, representing 59% and 60% of total net sales, respectively, and growth of 19%. Our international sales totaled $30.9 million in the second quarter of 2004, increasing by 25% over sales of $24.7 million in the second quarter of 2003. Our international sales in the second quarter of 2004 included a positive currency impact of approximately $1.4 million, principally resulting from the continued favorable performance in 2004 of the euro against the U.S. dollar. Increased sales in our European and Asian markets were the primary drivers of our international sales growth.

We experienced sales growth across all product lines in the second quarter of 2004. Our hip product sales totaled $25.3 million during the second quarter of 2004, representing an increase of 30% over prior year. Our hip product line growth is primarily attributable to an overall increase in unit sales resulting from the success of our CONSERVE® Total Hip System with BFH™ Technology which addresses the need for implants with larger femoral heads, our PROFEMUR® hip stem products with our modular neck design, and our LINEAGE® Acetabular System with ceramic-on-ceramic technology. Additionally, pricing premiums associated with these hard bearing surfaces and modular neck systems continue to benefit our hip sales performance.

Sales of our biologics products totaled $16.0 million in the second quarter of 2004, representing year-over-year growth of 30%. Our second quarter 2004 performance in biologics is primarily due to significant contributions from our soft tissue repair products, specifically our GRAFTJACKET® tissue repair and containment membranes. Additionally, sales growth of our minimally invasive injectable graft MIIG® family of products, and, in international markets, the continued solid performance of our ADCON® Gel products further contributed to our biologics sales growth.

Our extremity product sales increased to $9.1 million in the second quarter of 2004, representing growth of 16% over the second quarter of 2003. Increased unit sales of our higher priced extremity products, such as our foot and ankle products and our EVOLVE® Modular Radial Head System, as well as pricing increases across our extremity product offerings, contributed to our year-over-year growth.

Our knee product line sales totaled $22.5 million in the second quarter of 2004, representing growth of 14%. Our knee performance is primarily attributable to growth experienced in our ADVANCE® knee product line, offset by slight decreases in our more mature ADVANTIM® and AXIOM® product lines.

Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.0% in the second quarter of 2003 to 28.3% in the second quarter of 2004. This increase is attributable to shifts in our geographic and product line sales mix, as well as increased provisions for excess and obsolete inventories. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Selling, General and Administrative. As a percentage of net sales, our second quarter 2004 selling, general and administrative expenses decreased by 1.5 percentage points to 49.9% as compared to 51.4% in 2003. Our ability to leverage existing infrastructure, while continuing to significantly grow our business, had a positive impact on our selling, general and administrative expenses as a percentage of net sales during the second quarter, despite significantly increased corporate governance costs to comply with new regulatory requirements.

We anticipate that our selling, general and administrative expenses as a percentage of net sales will continue to decrease in future periods as we control the growth of our existing infrastructure while continuing to expand our business, with the amount of percentage decrease varying from period to period. However, these expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure.

Research and Development. Our investment in research and development activities represented approximately 6.0% of net sales in the second quarter of 2004, as compared to 6.3% of net sales in the second quarter of 2003. In absolute dollars, research and development expenditures increased to $4.5 million in the second quarter of 2004 from $3.9 million in the same period of 2003. This increase is primarily attributable to heightened levels of clinical evaluations for pre-market products and products already on the market, as well as continued investments in development opportunities for possible future products.

We expect our research and development expenditures to increase in absolute dollars, and may increase as a percentage of sales, as our business continues to grow and we continue to increase our investment in product development initiatives and clinical studies. We anticipate that our research and development expenditures as a percentage of net sales to be approximately 6.5% overall for 2004.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the second quarter of 2004 remained relatively constant compared to the second quarter of 2003. Based on the intangible assets held at June 30, 2004, we expect to recognize amortization expense of approximately $3.7 million for the full year of 2004, $3.4 million in 2005, $3.2 million in 2006, $2.7 million in 2007, and $2.6 million in 2008.

Stock-based Expense. We recognized $465,000 and $420,000 of stock-based expense in the second quarter of 2004 and 2003, respectively, resulting from the amortization of our deferred compensation and amortization of the fair value of stock-based incentives granted to consultants. Based upon the stock-based awards outstanding at June 30, 2004, we expect to recognize stock-based expense totaling $1.7 million in 2004, $800,000 in 2005, $600,000 in 2006, $500,000 in 2007, and $100,000 in 2008.

Other Income, Net. Other income, net, totaled $52,000 and $481,000 in the second quarter of 2004 and 2003, respectively, and consists primarily of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded tax provisions of $3.7 million and $2.7 million in the second quarter of 2004 and 2003, respectively. During the second quarter of 2004, our effective tax rate was approximately 35%, reflecting the effect of certain tax saving initiatives implemented for 2004. We expect our effective tax rate for the full year of 2004 to be approximately 37%, although the implementation of any additional tax initiatives or changes to tax legislation could result in further fluctuation in our effective tax rate for the current year.

Comparison of six months ended June 30, 2004 to six months ended June 30, 2003

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

		Six Months Ended June 30,
		(unaudited)

	2004		2003
	Amount	% of sales	Amount	% of sales
Net sales	$150,533	100.0%	$120,774	100.0%
Cost of sales	41,769	27.7%	32,926	27.3%

Gross profit	108,764	72.3%	87,848	72.7%
Operating expenses:
Selling, general and administrative	74,848	49.7%	62,268	51.6%
Research and development	9,506	6.3%	7,443	6.2%
Amortization of intangible assets	1,870	1.2%	1,727	1.4%
Stock-based expense	889	0.6%	829	0.7%
Acquired in-process research and development costs	—	—	4,558	3.8%

Total operating expenses	87,113	57.9%	76,825	63.6%

Operating income	21,651	14.4%	11,023	9.1%
Interest expense, net	585	0.4%	578	0.5%
Other income, net	(14)	—	(511)	(0.4%)

Income before income taxes	21,080	14.0%	10,956	9.1%
Provision for income taxes	7,778	5.2%	3,957	3.3%

Net income	$13,302	8.8%	$6,999	5.8%

Net Sales. The following table sets forth our net sales by product line for the six months ended June 30, 2004 and 2003 (in thousands):

		Six Months Ended June 30,

	2004	2003	% change
Hip products	$50,127	$37,192	34.8%
Knee products	45,214	39,419	14.7%
Biologics products	30,700	23,684	29.6%
Extremity products	18,313	15,235	20.2%
Other	6,179	5,244	17.8%

Total net sales	$150,533	$120,774	24.6%

The following graphs illustrate our product line sales as a percentage of total net sales for the six months ended June 30, 2004 and 2003:

Product Line Sales as a Percentage of Total Net Sales

Net sales totaled $150.5 million during the first half of 2004, representing a 25% increase over prior year. Net sales in 2004 benefited from a favorable foreign currency impact of $4.9 million. The increase in net sales is attributable to the continued success of our hip and biologics product lines, which grew 35% and 30%, respectively, over the prior year, and the solid performance of extremity and knee product lines, which grew 20% and 15%, respectively.

In the first half of 2004, domestic net sales grew 23% to $89.1 million, or 59% of total net sales. International sales totaled $61.4 million, including the aforementioned favorable currency impact of $4.9 million, representing an increase of 27%.

Cost of Sales. Our cost of sales as a percentage of net sales increased from 27.3% in the first half of 2003 to 27.7% in the first half of 2004. This increase is attributable to shifts in our geographic and product line sales mix, as well as increased provisions for excess and obsolete inventories. Additionally, we experienced relatively high manufacturing production efficiencies that favorably affected our cost of sales percentage during the first quarter of 2003.

Operating Expenses. As a percentage of net sales, our operating expenses decreased by 5.7 percentage points to 57.9% in the first half of 2004 as compared to 63.6% in the first half of 2003. This decrease is primarily the result of our first quarter of 2003 acquisition of certain assets related to the ADCON® Gel technology, resulting in approximately $4.6 million of the purchase price being expensed immediately as acquired in-process research and development costs during the first quarter of 2003 (see Note 2 to our condensed consolidated financial statements). Additionally, the year-over-year decrease in operating expenses benefited from a 1.9 percentage point decrease in our selling, general and administrative expenses as a percentage of net sales, which was primarily a result of our ability to leverage existing infrastructure while continuing to significantly grow our business. Research and development expenses remained relatively constant as a percentage of net sales compared to the first half of 2003.

Non-Operating Expenses. Other income, net, totaled $14,000 and $511,000 in the first half of 2004 and 2003, respectively, and consists primarily of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded tax provisions of $7.8 million and $4.0 million in the first half of 2004 and 2003, respectively. Our effective tax rate was approximately 37% and 36% for the six month periods ended June 30, 2004 and 2003, respectively.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and fourth quarters. We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as a result of the European holiday schedule during the summer.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	June 30,	December 31,
	2004	2003
Cash and cash equivalents	$72,235	$66,571
Working capital	160,336	147,255
Line of credit availability	57,742	57,742

Our cash and cash equivalents increased during the first half of 2004 by $5.7 million, and was attributable to the generation of $14.0 million of cash from operating activities, which was primarily a result of improved profitability, and $1.3 million of cash from financing activities, offset by $9.5 million of cash used in investing activities, principally related to routine capital expenditures.

Operating Activities. Cash provided by operating activities was $14.0 million for the first half of 2004, as compared to $26.8 million for the first half of 2003. The decrease in operating cash flow is due to higher working capital requirements, primarily related to accounts receivable and inventory. Our accounts receivable balance has grown as compared to the first half of 2003 due in part to a slight shift in our sales mix resulting in a greater percentage of our sales being attributable to international markets that have traditionally longer collection periods. Additionally, as discussed below, changes in our factoring agreements in our Italian operations have contributed to our increased accounts receivable balance. Our inventory balance has grown as a result of increased investments in new product inventory, higher sales volume, and longer lead times needed in the current year for additional testing required by the FDA for our DBM-containing products. These additional working capital requirements were partially offset by the increased profitability of our business.

Investing Activities. Our capital expenditures totaled approximately $9.4 million and $6.2 million in the first half of 2004 and 2003, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $24 million in total for 2004, approximately $2 million of which we anticipate will be used in the continued implementation of our enterprise computer system and $22 million of which we anticipate will be used for routine recurring capital expenditures, including surgical instruments.

During the first half of 2003, we used $7.6 million to purchase in-process research and development, tangible assets and intangible assets, which were primarily related to the ADCON® Gel technology. We are constantly evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

Financing Activities. During the first half of 2004, we made $2 million in payments related to borrowings under our senior credit facility and $1 million in payments related to our long-term capital leases. These payments were offset by proceeds of $2.9 million from the issuance of common stock under our stock-based employee compensation plans and proceeds of $1.4 million from an international factoring agreement. In the fourth quarter of 2003, our operating subsidiary in Italy entered into a new agreement to factor portions of its accounts receivable balances. The cash proceeds received from this factoring agreement are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. We have recorded obligations for the amount of the proceeds received under this agreement within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004, our senior credit facility consisted of $11.3 million in outstanding term loan borrowings and availability under a revolving credit facility, after considering outstanding letters of credit, totaling $57.7 million. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio. At June 30, 2004, the interest rate under the credit facility was 2.9%.

Other Liquidity Information

We have funded our cash needs since our December 1999 recapitalization through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balance of approximately $72.2 million, our existing available credit line of approximately $57.7 million, and our cash flows from our operating activities, which in 2003 totaled approximately $40 million, will be sufficient to fund our working capital requirements and operations, permit anticipated capital expenditures, meet our contractual cash obligations, and meet the anticipated increase in our estimated income tax payments in 2004.

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

Factors Affecting Future Operating Results

In addition to the factors described above, as well as those described in our Annual Report, our future results could be affected by a variety of factors. The following factor, which was included in our Annual Report, has been updated for developments during the six months ended June 30, 2004:

We have received FDA clearance for our ALLOMATRIX® line of allograft bone void fillers

In March 2004, we received marketing clearance from the FDA for our ALLOMATRIX® Injectable Putty. This clearance was obtained based on satisfaction of the FDA’s requirements pursuant to a 510(k) premarket notification process that began with our submission of a 510(k) in March 2002. This submission was in response to the FDA’s clarification to all allograft putty providers, including us, that such products should be regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act. Further, in July 2004, we received marketing clearance from the FDA for our ALLOMATRIX® C, ALLOMATRIX® Custom and ALLOMATRIX® DR putty products following our submission of a 510(k) in April 2004. The July 2004 notification from the FDA completes the clearance process for our entire ALLOMATIX® family of products.

Other Regulatory Activities

In May 2004, we received a warning letter from the FDA regarding the CONSERVE® Plus Hip System investigational device exemption. We responded in June 2004, addressing the issues cited in the warning letter. In a subsequent June 2004 reply, the FDA notified us that our corrective actions had been accepted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. At June 30, 2004, we had borrowings of $11.3 million outstanding under our credit facility which are subject to a variable rate, which is currently 2.9%. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $113,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Rate Fluctuations

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 34% and 33% of our total net sales were denominated in foreign currencies during the six months ended June 30, 2004 and the year ended December 31, 2003, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro and between the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income/expense levels in the respective period. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but may hedge such exposures in the future. Based on our overall exposure for foreign currency fluctuations at June 30, 2004, an adverse change of 10% in foreign currency exchange rates would reduce our non-operating income by approximately $450,000 on an annual basis.

Product Liability Insurance Expense Fluctuations

Due to the nature of our industry, we incur significant product liability insurance premiums each year. In recent years, our industry has experienced significant increases in product liability insurance premiums. In the six months ended June 30, 2004, product liability insurance expense increased by approximately $270,000 to $1.8 million in comparison with the six months ended June 30, 2003. If the costs of product liability insurance increase significantly in the future, our future operating results could be adversely impacted. Based on our current levels of product liability insurance and the associated premiums as of June 30, 2004, a 10% increase in product liability insurance premiums would reduce our operating income by approximately $365,000 on an annual basis.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a) Not applicable.

(b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2004 Annual Meeting of Stockholders on May 13, 2004. Our stockholders voted on four proposals at the meeting.

Our stockholders elected eight directors to serve on our Board of Directors for a term of one year. The tabulation of votes with respect to each director nominee was as follows:

Nominee	For	Withheld
James T. Treace	27,722,220	2,326,980
F. Barry Bays	27,722,220	2,326,980
Richard B. Emmitt	27,859,665	2,189,535
Laurence Y. Fairey	27,859,770	2,189,430
David D. Stevens	27,452,673	2,596,527
James E. Thomas	27,452,673	2,596,527
Thomas E. Timbie	27,859,665	2,189,535
Elizabeth H. Weatherman	26,536,225	3,512,975

There were no broker non-votes on the proposal to elect directors.

Our stockholders approved the amendment to our certificate of incorporation to change the Company’s authorized shares of common stock from 70,000,000 shares of voting common stock and 30,000,000 shares of non-voting common stock to 100,000,000 shares of common stock (all of which have voting rights). There were 29,806,388 votes for, 239,301 votes against, 3,511 votes abstaining from, and no broker non-votes on the proposal.

Our stockholders approved the amendment to our Second Amended and Restated 1999 Equity Incentive Plan to increase by 1,500,000 the number of shares of common stock available for awards thereunder. There were 20,205,842 votes for, 7,607,564 votes against, 19,357 votes abstaining from, and 2,216,437 broker non-votes on the proposal.

Our stockholders ratified the selection of KPMG LLP as our independent auditor for the year ending December 31, 2004. There were 29,716,985 votes for, 327,130 against, 5,085 votes abstaining from, and no broker non-votes on the proposal.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc. (1)

2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (1), as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (3)

3.2	Amended and Restated Bylaws of Wright Medical Group, Inc. (4)

4.1	Registration Rights Agreement dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc. (1)

4.2	Investor Rights Agreement dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc. (1)

4.3	Stockholders Agreement dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. (1)

4.4	Form of Common Stock certificate. (1)

4.5	Form of Warrant. (1)

10.1	Credit Agreement dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent(5), as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto(6), Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto(6), and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto. (7)

10.2	Third Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (8)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (3)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (1)

10.7	Form of Sales Representative Award Agreement pursuant to the 1999 Plan. (1)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, continued

Exhibit
No.	Description
10.10	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and F. Barry Bays.

10.11	Employment Agreement dated as of December 11, 2003, between Wright Medical Technology, Inc. and John K. Bakewell. (9)

10.12	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis. (1)

10.13	Employment Agreement dated as of January 1, 2004, between Wright Medical Technology, Inc. and R. Glen Coleman.

11	Computation of earnings per share (included in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed May 14, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed March 31, 2004.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed August 3, 2001.

(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(8)	Incorporated by reference to the Company’s definitive Proxy Statement filed with the Commission on April 7, 2004.

(9)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b) Reports on Form 8-K

On April 27, 2004, we filed with the SEC a current report on Form 8-K regarding our earnings release for the quarter ended March 31, 2004.

On June 25, 2004, we filed with the SEC a current report on Form 8-K regarding the appointment of Laurence Y. Fairey as President and Chief Executive Officer and the appointment of F. Barry Bays as the Executive Chairman of the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2004

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Laurence Y. Fairey
Laurence Y. Fairey
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)