Form 10-Q
period 2004-09-30
WRIGHT MEDICAL GROUP INC
filed 2004-11-02
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-32883

WRIGHT MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4088127
(State or other jurisdiction	(IRS employer
of incorporation or organization)	identification number)

5677 Airline Road
Arlington, Tennessee	38002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(901) 867-9971

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

As of October 27, 2004, there were 33,479,843 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003, under the heading, “Factors Affecting Future Operating Results,” and in this and other quarterly reports), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$73,914	$66,571
Accounts receivable, net	59,979	55,821
Inventories	74,794	64,204
Prepaid expenses	6,541	5,046
Deferred income taxes	9,106	15,591
Other current assets	3,503	3,291

Total current assets	227,837	210,524
Property, plant and equipment, net	67,420	66,915
Goodwill	8,760	11,248
Intangible assets, net	17,115	18,646
Deferred income taxes	16,463	13,398
Other assets	1,125	1,372

	$338,720	$322,103

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$13,976	$14,227
Accrued expenses and other current liabilities	42,365	42,814
Current portion of long-term obligations	6,239	6,228

Total current liabilities	62,580	63,269
Long-term obligations	8,496	11,096
Deferred income taxes	—	1,203
Other liabilities	6,095	8,217

Total liabilities	77,171	83,785

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, shares authorized – 100,000,000; shares issued and outstanding – 33,473,867 in 2004, 33,040,747 in 2003	335	330
Additional paid-in capital	268,703	263,455
Deferred compensation	(450)	(1,452)
Accumulated other comprehensive income	14,919	15,675
Accumulated deficit	(21,958)	(39,690)

Total stockholders’ equity	261,549	238,318

	$338,720	$322,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$69,299	$59,268	$219,832	$180,042
Cost of sales	19,998	15,453	61,767	48,379

Gross profit	49,301	43,815	158,065	131,663
Operating expenses:
Selling, general and administrative[1]	36,611	32,292	111,459	94,560
Research and development [2]	4,302	4,397	13,808	11,840
Amortization of intangible assets	975	900	2,845	2,627
Stock-based expense	271	482	1,160	1,311
Acquired in-process research and development costs (Note 2)	—	—	—	4,558

Total operating expenses	42,159	38,071	129,272	114,896

Operating income	7,142	5,744	28,793	16,767
Interest expense, net	283	274	868	852
Other income, net	(5)	(155)	(19)	(666)

Income before income taxes	6,864	5,625	27,944	16,581
Provision for income taxes	2,434	1,974	10,212	5,931

Net income	$4,430	$3,651	$17,732	$10,650

Net income per share (Note 7):
Basic	$0.13	$0.11	$0.53	$0.32

Diluted	$0.13	$0.11	$0.50	$0.31

Weighted-average number of shares outstanding-basic	33,461	32,932	33,296	32,807

Weighted-average number of shares outstanding-diluted	35,311	34,695	35,355	34,378

[1] Amounts presented are exclusive of $262 and $455 in stock-based expense for the three months ended September 30, 2004 and 2003, respectively, and $1,100 and $1,232 in stock-based expense for the nine months ended September 30, 2004 and 2003, respectively.

[2] Amounts presented are exclusive of $9 and $27 in stock-based expense for the three months ended September 30, 2004 and 2003, respectively, and $60 and $79 in stock-based expense for the nine months ended September 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net income	$17,732	$10,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,347	10,317
Amortization of deferred financing costs	196	196
Amortization of intangible assets	2,845	2,627
Deferred income taxes	3,619	5,170
Stock-based expenses	1,160	1,311
In-process research and development	—	4,558
Other	70	(51)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,618)	(2,606)
Inventories	(8,698)	(1,955)
Other current assets	(4,059)	(1,826)
Accounts payable	(160)	1,174
Accrued expenses and other liabilities	(1,583)	4,503

Net cash provided by operating activities	18,851	34,068
Investing activities:
Capital expenditures	(12,365)	(10,658)
Purchase of tangible and intangible assets (Note 2)	(161)	(7,779)
Other	48	68

Net cash used in investing activities	(12,478)	(18,369)
Financing activities:
Issuance of common stock	3,342	1,204
Payments of bank and other financing	(3,400)	(3,358)
Proceeds from bank and other financing	1,094	—

Net cash provided by (used in) financing activities	1,036	(2,154)
Effect of exchange rates on cash and cash equivalents	(66)	269

Net increase in cash and cash equivalents	$7,343	$13,814
Cash and cash equivalents, beginning of period	$66,571	$51,373

Cash and cash equivalents, end of period	$73,914	$65,187

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

Stock Based Compensation. As of September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of grant. Nonemployee stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$4,430	$3,651	$17,732	$10,650
Add: Stock-based employee compensation expense recognized under intrinsic value method, net of tax effects	167	239	561	713
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(2,388)	(1,031)	(6,026)	(2,945)

Pro forma net income	$2,209	$2,859	$12,267	$8,418

Net income per share:
Basic, as reported	$0.13	$0.11	$0.53	$0.32

Basic, pro forma	$0.07	$0.09	$0.37	$0.26

Diluted, as reported	$0.13	$0.11	$0.50	$0.31

Diluted, pro forma	$0.06	$0.08	$0.35	$0.25

Derivative Instruments. The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138. During the third quarter of 2004, the Company began a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on its intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS 133. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. Acquisition of Assets

On March 5, 2003, the Company completed an acquisition of certain assets from Gliatech Inc. related to its ADCON® Gel technology for $8.4 million in cash. Additionally, the Company entered into a royalty agreement that requires the Company to pay a royalty on future product sales. The Company paid $840,000 of the purchase price as a deposit in the fourth quarter of 2002, and $3.4 million in the first quarter of 2003. The remaining $4.2 million was paid in the second quarter of 2003 upon final receipt of all assets. The following table summarizes the allocation of the purchase price (in thousands):

Inventories	$1,312
Property, plant and equipment	160
Acquired in-process research and development	4,558
Intangible assets:
Completed technology	1,575
Trademarks	554
Other	286

$8,445

In connection with the acquisition of these assets, the Company engaged an independent third party to conduct a valuation of the intangible assets acquired. The value assigned to acquired in-process research and development (“IPRD”) was $4.6 million of the purchase price. Accordingly, this amount was expensed in the three-month period ended March 31, 2003. The value assigned to IPRD was determined by estimating the costs to develop the IPRD into commercially viable products, estimating the resulting cash flows from such projects, and discounting the net cash flows utilizing a 32% risk adjusted discount rate. This discount rate reflected uncertainties surrounding the successful development of the IPRD.

3. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$3,399	$2,816
Work-in-process	13,889	9,827
Finished goods	57,506	51,561

	$74,794	$64,204

4. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Property, plant and equipment, at cost	$118,263	$107,943
Less: Accumulated depreciation	(50,843)	(41,028)

	$67,420	$66,915

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Notes payable	$11,250	$13,250
Capital lease obligations	3,485	4,074

	14,735	17,324
Less: current portion	(6,239)	(6,228)

	$8,496	$11,096

At September 30, 2004, the Company’s senior credit facility consisted of $11.3 million in outstanding term loan borrowings and availability under a revolving credit facility of $59.7 million after considering outstanding letters of credit. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a rate of 3.625% at September 30, 2004.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the nine months ended September 30, 2004 are as follows (in thousands):

Goodwill at December 31, 2003	$11,248
Less: Resolution of pre-acquisition foreign income tax contingency	(2,344)
Foreign currency translation	(144)

Goodwill at September 30, 2004	$8,760

During the first quarter of 2004, the Company favorably resolved a foreign income tax contingency associated with its December 1999 acquisition of Cremascoli Ortho Holding, S.A. (“Cremascoli”). This amount was established as an accrued liability in the purchase accounting associated with the acquisition of Cremascoli. Due to the favorable resolution of this matter, the Company reduced the previously recorded goodwill and the associated contingency accrual, which had been recorded in “Other liabilities” in the Company’s condensed consolidated balance sheet.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	amortization	Cost	amortization
Completed technology	$5,280	$1,529	$5,288	$1,025
Distribution channels	19,079	9,058	19,296	7,708
Trademarks	657	133	657	75
Other	5,728	2,909	4,345	2,132

	30,744	$13,629	29,586	$10,940

Less: Accumulated amortization	(13,629)		(10,940)

Intangible assets, net	$17,115		$18,646

Based on the intangible assets held at September 30, 2004, the Company expects to recognize amortization expense of approximately $3.9 million for the full year of 2004, $3.7 million in 2005, $3.4 million in 2006, $2.7 million in 2007, and $2.6 million in 2008.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. Earnings Per Share

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

The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted-average number of shares outstanding, basic	33,461	32,932	33,296	32,807
Common stock equivalents	1,850	1,763	2,059	1,571

Weighted-average number of shares outstanding, diluted	35,311	34,695	35,355	34,378

8. Other Comprehensive Income

The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$4,430	$3,651	$17,732	$10,650
Changes in foreign currency translation	1,287	1,476	(756)	6,308

Comprehensive income	$5,717	$5,127	$16,976	$16,958

9. Commitments and Contingencies

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In March 2000, Howmedica Osteonics Corp. sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief. The claims could impact a substantial portion of our knee product line. The Company believes it has strong defenses against these claims and intends to vigorously defend this lawsuit. The Company also believes these claims are, in part, covered pursuant to the Company’s patent infringement insurance. During the second quarter of 2004, a Markman hearing was held regarding interpretation of the patent claims that have been asserted by Howmedica in this lawsuit. The judge in this case has taken the issue of claim interpretation under advisement and both parties await the decision of the court on this issue. No additional significant developments related to this matter have occurred during 2004. Management is unable to estimate the potential liability, if any, with respect to these claims; and accordingly no provision has been made for this contingency as of September 30, 2004. However, management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

In July 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company has concluded that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. Accordingly, no provision has been made for this contingency as of September 30, 2004.

In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet and is payable if certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. The Company, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit in United States District Court for the Western District of Wisconsin against the Company for payment of the additional $1.5 million purchase price and the royalties earned to date. During the fourth quarter of 2003, a jury returned a verdict in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet. The Company has appealed the verdict to the United States Court of Appeals for the Seventh Circuit and the appeal is pending. The Company intends to vigorously defend its position in this case and, in the opinion of management, does not believe that this claim will have a material adverse effect on its financial position or results of operations.

In September 2004, the Company announced a voluntary recall of a limited number of metal acetabular hip cups that are intended for use in the Company’s CONSERVE® hip systems. In connection with the product recall, the Company recorded $500,000 in product liability reserves for probable losses related to the recall. Management developed this estimate and believes that the amount recorded is appropriate based on assumptions with respect to estimated patient claims related to the recall and the acceptance of such claims by our insurer. The nature of a product recall and the associated claims are such that the claims will occur over an extended period of time. The Company’s estimate includes an assumption for unasserted claims based on management’s industry experience with similar circumstances. While the Company believes that the amount recorded related to the product recall is appropriate, it is possible that changes in assumptions related to potential claims or insurance coverage could have an adverse effect on the Company’s estimate.

The Company is currently involved in separate disputes, in Italy, with a former agent and two former employees. No lawsuits have been filed by a party in any of these matters. Management believes that is has meritorious defenses should any claim arise and that the payment of any amount is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of September 30, 2004.

In addition to those noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following management’s discussion and analysis describes the principal factors affecting our results of operations and our financial condition for the three and nine month periods ended September 30, 2004. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2003 (“Annual Report”), which includes additional information about our critical accounting policies and practices and factors affecting future operating results.

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

Significant Quarterly Business Developments. Net sales totaled $69.3 million in the third quarter of 2004 representing an increase of 17% over net sales of $59.3 million in 2003. Our third quarter sales growth was the result of continued expansion within all product lines, including the strong performance of our biologics and hip product lines, which experienced growth rates of 28% and 23% respectively, as compared to prior year. Our net income grew 21% to $4.4 million in the third quarter of 2004 from $3.7 million in the third quarter of 2003. Our net income growth was principally due to our continued leverage of our existing infrastructure combined with our solid overall rate of sales growth.

In September 2004, we announced a voluntary recall of a limited number of metal acetabular hip cups intended for use in our CONSERVE® hip systems, as these components may not have met the Company’s product specifications due to the presence of a small ridge on the cup’s non-articulating inside bearing surface. We have notified the United States Food and Drug Administration (the “FDA”) of this action and have removed from commercial availability all unused components covered by the recall. In connection with this recall, we incurred approximately $800,000 of expenses, including $500,000 in product liability reserves for probable losses related to the recall. We did not experience any supply issues during the third quarter as a result of this recall, and we do not anticipate any future supply issues. Additionally, we do not anticipate that this recall will have a significant impact on our future sales. Further discussion of our voluntary recall is included in Note 9 to our condensed consolidated financial statements.

Our performance outlook anticipates continued growth in our business across all product lines during the fourth quarter of 2004. Our diverse biologics product portfolio, our successful hip systems featuring advanced bearing surfaces and modular neck designs, and our full continuum of extremity and knee products, position us for continued success as we complete 2004 and begin 2005.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success is dependent on our ability to compete successfully against our competitors. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in the “Factors Affecting Future Operating Results” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	(unaudited)
	2004		2003
	Amount	% of sales	Amount	% of sales
Net sales	$69,299	100.0%	$59,268	100.0%
Cost of sales	19,998	28.9%	15,453	26.1%

Gross profit	49,301	71.1%	43,815	73.9%
Operating expenses:
Selling, general and administrative	36,611	52.8%	32,292	54.5%
Research and development	4,302	6.2%	4,397	7.4%
Amortization of intangible assets	975	1.4%	900	1.5%
Stock-based expense	271	0.4%	482	0.8%

Total operating expenses	42,159	60.8%	38,071	64.2%

Operating income	7,142	10.3%	5,744	9.7%
Interest expense, net	283	0.4%	274	0.5%
Other income, net	(5)	0.0%	(155)	(0.3%)

Income before income taxes	6,864	9.9%	5,625	9.5%
Provision for income taxes	2,434	3.5%	1,974	3.3%

Net income	$4,430	6.4%	$3,651	6.2%

Comparison of three months ended September 30, 2004 to three months ended September 30, 2003

Net Sales. The following table sets forth our net sales by product line for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended
	September 30,
	2004	2003	% change
Hip products	$22,240	$18,032	23.3%
Knee products	19,568	18,022	8.6%
Biologics products	15,858	12,392	28.0%
Extremity products	8,686	8,157	6.5%
Other	2,947	2,665	10.6%

Total net sales	$69,299	$59,268	16.9%

The following graphs illustrate our product line sales as a percentage of total net sales for the three months ended September 30, 2004 and 2003:

Product Line Sales as a Percentage of Total Net Sales

Our overall net sales growth of 17% in the third quarter of 2004 was attributable to the considerable growth rates experienced in our biologics and hip product lines, which grew 28% and 23%, respectively, over prior year, as well as continued expansion of our knee and extremity product lines. Geographically, our domestic net sales totaled $44.5 million in the third quarter of 2004 and $39.3 million in the third quarter of 2003, representing 64.2% and 66.3% of total net sales, respectively, and growth of 13%. Our international sales totaled $24.8 million in the third quarter of 2004, increasing by 24% over sales of $20.0 million in the third quarter of 2003. Our international sales in the third quarter of 2004 included a positive currency impact of approximately $1.5 million, principally resulting from the continued favorable performance in 2004 of the euro against the U.S. dollar. Increased sales in our European markets, led by the performance of our knee, hip and biologics product lines, were the primary drivers of our international sales growth.

Sales of our biologics products totaled $15.9 million in the third quarter of 2004, representing year-over-year growth of 28%. Our third quarter 2004 performance in biologics is primarily due to the continued significant contributions from our soft tissue repair products, specifically our GRAFTJACKET® tissue repair and containment membranes. Additionally, increased sales of our minimally invasive injectable graft MIIG® family of products and sales of our OSTEOSET® DBM pellets, which were approved by the FDA in the second quarter of 2004, further contributed to the growth in biologics sales.

Our hip product sales totaled $22.2 million during the third quarter of 2004, representing an increase of 23% over prior year. Our hip product line growth primarily resulted from an overall increase in unit sales of our PROFEMUR® hip stem products with modular neck design and our CONSERVE® Total Hip System with BFH™ Technology, which incorporates an advanced bearing surface and addresses the need for implants with larger femoral heads. Shifts within our hip sales mix to these higher-priced products have also contributed to the increase in our hip product sales.

Our knee product line sales totaled $19.6 million in the third quarter of 2004, representing growth of 9%. Our knee performance is primarily attributable to growth in our international markets, and overall sales growth of our ADVANCE® knee product line, which were partially offset by decreases in unit sales of our more mature ADVANTIM® and AXIOM® product lines.

Our extremity product sales increased to $8.7 million in the third quarter of 2004, representing growth of 6% over the third quarter of 2003. Increased unit sales of our higher priced foot and ankle products and our EVOLVE® Modular Radial Head System, were the principal components of our year-over-year growth.

Cost of Sales. Our cost of sales as a percentage of net sales increased from 26.1% in the third quarter of 2003 to 28.9% in the third quarter of 2004, including $138,000 of inventory-related expenses resulting from our limited recall of certain CONSERVE® hip components. This increase is attributable to shifts in our geographic and product line sales mix, increased provisions for excess and obsolete inventories, and the expenses associated with our recall. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Selling, General and Administrative. As a percentage of net sales, our third quarter 2004 selling, general and administrative expenses decreased by 1.7 percentage points to 52.8% as compared to 54.5% in 2003. Our selling, general and administrative expenses during the third quarter of 2004 included $653,000 of expenses resulting from our limited recall of certain CONSERVE® hip components. The decrease as a percentage of net sales is attributable to the expiration of certain royalty contracts during the third quarter of 2004, resulting in decreased royalty expenses as a percentage of sales, decreased commission expenses as a percentage of sales due to shifts in our geographic sales mix to increased international sales, which generally incur a lower commission rate than our domestic sales, and our continued ability to leverage existing infrastructure.

We anticipate that our selling, general and administrative expenses as a percentage of net sales will continue to decrease in future periods as we leverage our existing infrastructure while continuing to expand our business, with the amount of percentage decrease varying from period to period. However, these expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure.

Research and Development. Our investment in research and development activities represented approximately 6.2% of net sales in the third quarter of 2004, as compared to 7.4% of net sales in the third quarter of 2003. This decrease can be primarily attributed to reduced clinical study activity during the third quarter of 2004. We believe that the reduced clinical activity experienced during the third quarter is attributable to the timing of these events.

We expect our research and development expenditures to increase in absolute dollars, and may increase as a percentage of sales, as our business continues to grow and we continue to increase our investment in product development initiatives and clinical studies. We anticipate that our research and development expenditures as a percentage of net sales to be approximately 6.5% overall for 2004.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the third quarter of 2004 remained relatively constant compared to the third quarter of 2003. Based on the intangible assets held at September 30, 2004, we expect to recognize amortization expense of approximately $3.9 million for the full year of 2004, $3.7 million in 2005, $3.4 million in 2006, $2.7 million in 2007, and $2.6 million in 2008.

Stock-based Expense. We recognized $271,000 and $482,000 of stock-based expense in the third quarter of 2004 and 2003, respectively, resulting from the amortization of our deferred compensation and amortization of the fair value of stock-based incentives granted to consultants. Based upon the stock-based awards outstanding at September 30, 2004, we expect to recognize stock-based expense totaling $1.5 million in 2004, $550,000 in 2005, $500,000 in 2006, $500,000 in 2007, and $350,000 in 2008.

Other Income, Net. Other income, net, totaled $5,000 and $155,000 in the third quarter of 2004 and 2003, respectively, and consisted primarily of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded tax provisions of $2.4 million and $2.0 million in the third quarter of 2004 and 2003, respectively. During the third quarter of 2004, our effective tax rate was approximately 35.5%, as compared to 35.1% in the third quarter of 2003. We expect our effective tax rate for the full year of 2004 to be approximately 37%, however our effective tax rate in future periods may change as a result of any tax saving initiatives that may be identified, potential changes in estimates related to our valuation allowances recorded against our net deferred tax assets, and the enactment in October 2004 of the American Jobs Creation Act of 2004.

Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	(unaudited)
	2004		2003
	Amount	% of sales	Amount	% of sales
Net sales	$219,832	100.0%	$180,042	100.0%
Cost of sales	61,767	28.1%	48,379	26.9%

Gross profit	158,065	71.9%	131,663	73.1%
Operating expenses:
Selling, general and administrative	111,459	50.7%	94,560	52.5%
Research and development	13,808	6.3%	11,840	6.6%
Amortization of intangible assets	2,845	1.3%	2,627	1.5%
Stock-based expense	1,160	0.5%	1,311	0.7%
Acquired in-process research and development costs	—	—	4,558	2.5%

Total operating expenses	129,272	58.8%	114,896	63.8%

Operating income	28,793	13.1%	16,767	9.3%
Interest expense, net	868	0.4%	852	0.5%
Other income, net	(19)	0.0%	(666)	(0.4%)

Income before income taxes	27,944	12.7%	16,581	9.2%
Provision for income taxes	10,212	4.6%	5,931	3.3%

Net income	$17,732	8.1%	$10,650	5.9%

Net Sales. The following table sets forth our net sales by product line for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended
	September 30,
	2004	2003	% change
Hip products	$72,367	$55,224	31.0%
Knee products	64,782	57,441	12.8%
Biologics products	46,558	36,076	29.1%
Extremity products	26,999	23,392	15.4%
Other	9,126	7,909	15.4%

Total net sales	$219,832	$180,042	22.1%

The following graphs illustrate our product line sales as a percentage of total net sales for the nine months ended September 30, 2004 and 2003:

Product Line Sales as a Percentage of Total Net Sales

Net sales totaled $219.8 million during the first nine months of 2004, representing a 22% increase over prior year. Sales in 2004 benefited from a favorable foreign currency impact of $6.4 million. The increase in net sales is attributable to the continued growth across all product lines, with significant contributions from the performance of our hip and biologics product lines, which grew 31% and 29%, respectively, over the prior year, and the solid growth in our extremity and knee product lines, which grew 15% and 13%, respectively.

Compared to prior year, domestic sales grew 19% in the first nine months of 2004, to $133.6 million, or 60.8% of total net sales. International sales totaled $86.2 million, including the aforementioned favorable currency impact of $6.4 million, representing an increase of 26% over prior year.

Cost of Sales. Our cost of sales as a percentage of net sales increased from 26.9% in the first nine months of 2003 to 28.1% in the first nine months of 2004. This increase is attributable to shifts in our geographic and product line sales mix as compared to the prior year, as well as increased provisions for excess and obsolete inventories. Additionally, we experienced relatively high manufacturing production efficiencies that favorably affected our cost of sales percentage during the first quarter of 2003.

Operating Expenses. As a percentage of net sales, our operating expenses decreased by 5 percentage points to 58.8% in the first nine months of 2004 as compared to 63.8% in the first nine months of 2003. This decrease is primarily the result of our 2003 acquisition of certain assets related to the ADCON® Gel technology, resulting in approximately $4.6 million of the purchase price being expensed immediately as acquired in-process research and development costs during the first quarter of 2003 (see Note 2 to our condensed consolidated financial statements). Additionally, the year-over-year decrease in operating expenses as a percentage of net sales benefited from a 1.8 percentage point decrease in our selling, general and administrative expenses, which was primarily a result of our ability to leverage existing infrastructure while continuing to significantly grow our business. These year-over-year decreases were partially offset by increased expenses associated with the implementation of and compliance with Rule 404 of the Sarbanes-Oxley Act (the “Act”). For 2004, we expect to incur approximately $1.3 million of expenses associated with the implentation of and compliance with the Act.

Non-Operating Expenses. Other income, net, totaled $19,000 and $666,000 in the first nine months of 2004 and 2003, respectively, and consists primarily of gains and losses resulting from foreign currency fluctuations.

Provision for Income Taxes. We recorded tax provisions of $10.2 million and $5.9 million in the first nine months of 2004 and 2003, respectively. Our effective tax rate was approximately 36.5% and 35.8% for the nine month periods ended September 30, 2004 and 2003, respectively.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	September 30,	December 31,
	2004	2003
Cash and cash equivalents	$73,914	$66,571
Working capital	165,257	147,255
Line of credit availability	59,708	57,742

Our cash and cash equivalents increased during the first nine months of 2004 by $7.3 million, and was attributable to the generation of $18.9 million of cash from operating activities, which was primarily a result of improved profitability, and $1.0 million of cash from financing activities, offset by $12.5 million of cash used in investing activities, principally related to routine capital expenditures.

Operating Activities. Cash provided by operating activities was $18.9 million for the first nine months of 2004, as compared to $34.1 million for the first nine months of 2003. The decrease in operating cash flow is due to higher working capital requirements, primarily related to inventory and accounts receivable, and a year over year increase in estimated tax payments. Our inventory balance has grown as a result of increased investments in new product inventory, higher sales volume, increased pricing for certain raw materials and longer lead times needed in the current year for additional testing required by the FDA for our DBM-containing products. Our accounts receivable balance has grown as compared to the first nine months of 2003 due in part to a shift in our geographic sales mix resulting in a greater percentage of our sales being attributable to international markets that have traditionally longer collection periods. Additionally, we are experiencing longer collection periods in certain international markets. These additional working capital requirements were partially offset by the increased profitability of our business.

Investing Activities. Our capital expenditures totaled approximately $12.4 million and $10.7 million in the first nine months of 2004 and 2003, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $22 million in total for 2004, approximately $2 million of which we anticipate will be used in the continued implementation of our enterprise computer system and $20 million of which we anticipate will be used for routine recurring capital expenditures, including surgical instruments.

During the first nine months of 2003, we used $7.8 million to purchase in-process research and development, tangible assets and intangible assets, which were primarily related to the ADCON® Gel technology. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property, and are therefore unable to predict the timing of future purchases.

Financing Activities. During the first nine months of 2004, we made $2.0 million in payments related to borrowings under our senior credit facility and $1.4 million in payments related to our long-term capital leases. These payments were offset by proceeds of $3.3 million from the issuance of common stock under our stock-based employee compensation plans and proceeds of $1.1 million from an international factoring agreement. In the fourth quarter of 2003, our operating subsidiary in Italy entered into a new agreement, which is considered a financing transaction for financial reporting, to factor portions of its accounts receivable balances. The cash proceeds received from this factoring agreement are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. We have recorded obligations for the amount of the proceeds received under this agreement within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, our senior credit facility consisted of $11.3 million in outstanding term loan borrowings and availability under a revolving credit facility of $59.7 million after considering outstanding letters of credit. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio. At September 30, 2004, the interest rate under the credit facility was 3.625%.

Other Liquidity Information

We have funded our cash needs since our December 1999 recapitalization through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balance of approximately $73.9 million, our existing available credit line of approximately $59.7 million, and our cash flows from our operating activities, which in 2003 totaled approximately $40 million, will be sufficient to fund our working capital requirements and operations, permit anticipated capital expenditures, meet our contractual cash obligations and increases in our estimated income tax payments in 2004.

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

Factors Affecting Future Operating Results

In addition to the factors described above, as well as those described in our Annual Report, our future results could be affected by a variety of factors. The following factor, which was included in our Annual Report, has been updated for developments during the nine months ended September 30, 2004:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. At September 30, 2004, we had borrowings of $11.3 million outstanding under our credit facility which are subject to a variable rate, which is currently 3.625%. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, a 10% increase in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $41,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 32% and 33% of our total net sales were denominated in foreign currencies during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro and between the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income/expense levels in the respective period. As discussed in Note 1 to our condensed consolidated financial statements, during the third quarter of 2004, we entered into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within such entities, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2004, we sold 320 shares of common stock upon the exercise of warrants that we issued in connection with our 1999 recapitalization, and we received aggregate consideration of $1,393 for such stock sales. We also had warrant exercises in the first and second quarters of 2004, pursuant to which we sold 960 and 3,812 shares of common stock and received aggregate consideration of $4,180 and $16,597, respectively. We did not register these sales of common stock under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 4(2) thereof. These transactions did not involve any public offering of common stock, the warrant holders had adequate access to information about us through our public filings with the SEC, and we placed an appropriate legend on the certificates evidencing the shares of common stock issued to the exercising warrant holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc. (1)

2.2	Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (1), as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (3)

3.2	Amended and Restated Bylaws of Wright Medical Group, Inc. (4)

4.1	Registration Rights Agreement dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc. (1)

4.2	Investor Rights Agreement dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc. (1)

4.3	Stockholders Agreement dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. (1)

4.4	Form of Common Stock certificate. (1)

4.5	Form of Warrant. (1)

10.1	Credit Agreement dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent(5), as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto(6), Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto(6), and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto. (7)

10.2	Third Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (8)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (3)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (1)

10.7	Form of Sales Representative Award Agreement pursuant to the 1999 Plan. (1)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (9)

10.10	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and F. Barry Bays. (9)

10.11	Employment Agreement dated as of December 11, 2003, between Wright Medical Technology, Inc. and John K. Bakewell. (10)

10.12	Employment Agreement dated as of July 10, 2001, between Wright Medical Technology, Inc. and Brian T. Ennis. (1)

10.13	Employment Agreement dated as of January 1, 2004, between Wright Medical Technology, Inc. and R. Glen Coleman. (9)

Exhibit No.	Description
10.14	Severance Agreement dated as of August 31, 2004, between Wright Medical Technology, Inc. and Jack E. Parr.

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed May 14, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed March 31, 2004.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed August 3, 2001.

(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(8)	Incorporated by reference to the Company’s definitive Proxy Statement filed with the Commission on April 7, 2004.

(9)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(10)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2004

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Laurence Y. Fairey

Laurence Y. Fairey
President and Chief Executive Officer

By:	/s/ John K. Bakewell

John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)