Form 10-Q
period 2005-03-31
WRIGHT MEDICAL GROUP INC
filed 2005-05-02
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

As of April 27, 2005, there were 33,902,288 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in the “Factors Affecting Future Operating Results” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2004, and elsewhere in this quarterly report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$88,036	$83,470
Accounts receivable, net	63,386	61,662
Inventories	78,500	76,269
Prepaid expenses	4,570	4,822
Deferred income taxes	25,444	24,082
Other current assets	4,427	4,717

Total current assets	264,363	255,022

Property, plant and equipment, net	70,414	70,207
Goodwill	8,489	8,845
Intangible assets, net	15,873	17,140
Deferred income taxes	9,358	8,873
Other assets	1,369	1,071

	$369,866	$361,158

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,476	$13,969
Accrued expenses and other current liabilities	48,465	45,256
Current portion of long-term obligations	6,230	6,331

Total current liabilities	70,171	65,556

Long-term obligations	5,639	5,952
Deferred income taxes	146	26
Other liabilities	13,318	13,555

Total liabilities	89,274	85,089

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, voting, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 33,898,252 shares at March 31 and 33,850,202 shares at December 31	339	339
Additional paid-in capital	270,583	269,944
Deferred compensation	(39)	(188)
Accumulated other comprehensive income	18,108	21,642
Accumulated deficit	(8,399)	(15,668)

Total stockholders’ equity	280,592	276,069

	$369,866	$361,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$82,601	$74,917
Cost of sales	22,777	20,386

Gross profit	59,824	54,531
Operating expenses:
Selling, general and administrative	41,668	37,134
Research and development	4,897	4,982
Amortization of intangible assets	1,059	942
Stock-based expense [1]	212	424

Total operating expenses	47,836	43,482

Operating income	11,988	11,049
Interest expense, net	90	284
Other expense, net	174	38

Income before income taxes	11,724	10,727
Provision for income taxes	4,455	4,113

Net income	$7,269	$6,614

Net income per share (Note 6):
Basic	$0.21	$0.20

Diluted	$0.21	$0.19

Weighted-average number of shares outstanding-basic	33,875	33,077

Weighted-average number of shares outstanding-diluted	35,201	35,241

[1]	Amounts presented as stock-based expense consist of cost of sales totaling $11 and $27 for the three months ended March 31, 2005 and 2004, respectively; selling, general and administrative expenses of $201 and $371 for the three months ended March 31, 2005 and 2004, respectively; and research and development expenses of $0 and $26 for the three months ended March 31, 2005 and 2004, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income	$7,269	$6,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,414	4,067
Amortization of intangible assets	1,059	942
Deferred income taxes	(1,314)	2,355
Stock-based expenses	212	424
Other	298	(20)
Changes in assets and liabilities:
Accounts receivable	(3,210)	(4,649)
Inventories	(3,081)	(3,564)
Other current assets	(62)	(551)
Accounts payable	1,867	2,919
Accrued expenses and other liabilities	3,881	(1,664)

Net cash provided by operating activities	11,333	6,873

Investing activities:
Capital expenditures	(5,863)	(4,424)
Purchase of tangible and intangible assets	—	(161)
Other	—	3

Net cash used in investing activities	(5,863)	(4,582)

Financing activities:
Issuance of common stock	209	808
Payments of bank and other financing	(334)	(508)
Financing under factoring agreements, net	(576)	1,910

Net cash (used in) provided by financing activities	(701)	2,210

Effect of exchange rates on cash and cash equivalents	(203)	(56)

Net increase in cash and cash equivalents	$4,566	$4,445

Cash and cash equivalents, beginning of period	$83,470	$66,571

Cash and cash equivalents, end of period	$88,036	$71,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).

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

Stock-Based Compensation. At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of grant. Nonemployee stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$7,269	$6,614
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	86	208

Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,720)	(1,819)

Pro forma net income	$4,635	$5,003

Income per share:

Basic, as reported	$0.21	$0.20

Basic, pro forma	$0.14	$0.15

Diluted, as reported	$0.21	$0.19

Diluted, pro forma	$0.14	$0.14

In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). This amendment modified the effective dates of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company anticipates that it will record material amounts of incremental non-cash stock-based expense in future periods following the adoption of SFAS No. 123R. However, the exact amount cannot be determined until management’s evaluation of SFAS No. 123R is complete and an appropriate valuation model has been selected and applied to determine the fair value of its stock options outstanding. The effect of expensing the fair value of the Company’s stock options using the Black-Scholes model and the provisions of SFAS No. 123 is presented in the table above.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Instruments. The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138. Accordingly, all of the Company’s derivative instruments are recorded on the balance sheet as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

During the second half of 2004, the Company began a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on its intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, the changes in the fair value and settlement of the contracts are recognized in the period incurred in the accompanying consolidated statement of operations.

For the three months ended March 31, 2005, the Company recorded approximately $420,000 in net gains on foreign currency contracts, which are included in “Other expense, net” in the Company’s condensed consolidated statement of operations. These gains substantially offset translation losses recorded on the Company’s intercompany receivable and payable balances, also included in “Other expense, net.” At March 31, 2005, and December 31, 2004, the Company did not have any outstanding foreign currency contracts.

2. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$4,086	$3,373
Work-in-process	13,872	14,306
Finished goods	60,542	58,590

	$78,500	$76,269

3. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Property, plant and equipment, at cost	$129,886	$127,257
Less: Accumulated depreciation	(59,472)	(57,050)

	$70,414	$70,207

4. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Notes payable	$8,750	$8,750
Capital lease obligations	3,119	3,533

	11,869	12,283
Less: current portion	(6,230)	(6,331)

	$5,639	$5,952

At March 31, 2005, the Company’s senior credit facility consisted of $8.8 million in outstanding term loan borrowings and availability under a revolving loan facility, after considering outstanding letters of credit, totaling $59.7 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a current annual rate of 5.3%.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2005 are as follows (in thousands):

Goodwill at December 31, 2004	$8,845
Foreign currency translation	(356)

Goodwill at March 31, 2005	$8,489

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$19,877	$10,436	$20,797	$10,399
Completed technology	5,311	1,884	5,348	1,733
Licenses	2,596	1,610	2,683	1,538
Trademarks	656	172	657	152
Other	3,582	2,047	3,303	1,826

	32,022	$16,149	32,788	$15,648

Less: Accumulated amortization	(16,149)		(15,648)

Intangible assets, net	$15,873		$17,140

Based on the intangible assets held at March 31, 2005, the Company expects to recognize amortization expense of approximately $4.2 million for the full year of 2005, $3.9 million in 2006, $3.0 million in 2007, $2.8 million in 2008, and $2.6 million in 2009.

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

The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Weighted-average number of shares outstanding, basic	33,875	33,077
Common stock equivalents	1,326	2,164

Weighted-average number of shares outstanding, diluted	35,201	35,241

For the three months ended March 31, 2005 and 2004, options to purchase approximately 2.5 million and 36,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. These stock options were antidilutive because the exercise price of the options was greater than the average market price of common stock for the respective period.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Other Comprehensive Income

     The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$7,269	$6,614
Changes in foreign currency translation	(3,534)	(852)

Comprehensive income	$3,735	$5,762

8. Commitments and Contingencies

Legal Proceedings. In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet and is payable if certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. The Company, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against the Company in United States District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price and the royalties earned to date. In November 2003, the trial court ruled in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet. In 2004, the Company appealed the trial court’s judgment to the United States Court of Appeals for the Seventh Circuit, briefs and oral arguments were submitted, and the appeal is pending. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position or results of operations.

In July 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company has concluded that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. Accordingly, no provision has been made for this contingency as of March 31, 2005.

In March 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief. The claims in this case could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against the claims and that the claims are, in part, covered by the Company’s patent infringement insurance. In 2004, a Markman hearing was held regarding interpretation of the patent claims that have been asserted by Howmedica in this lawsuit. The court has taken the issue of claim interpretation under advisement and both parties await the decision of the court on this issue. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of March 31, 2005. However, management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

On June 30, 1993, prior to the December 1999 recapitalization and inception of the Company in its present form, the Company’s predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”), acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (“DCC”). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In September 2004, the Company announced a voluntary market withdrawal of a limited number of metal acetabular hip cups that are intended for use in the Company’s CONSERVE® hip systems. In connection with this market withdrawal, the Company recorded $500,000 in product liability reserves for probable losses related to the market withdrawal. Management developed this estimate and believes that the amount recorded is appropriate based on assumptions with respect to estimated patient claims related to the market withdrawal and the acceptance of such claims by its insurer. The nature of a market withdrawal and the associated claims are such that the claims will occur over an extended period of time. The Company’s loss estimate includes an assumption for unasserted claims based on management’s industry experience with similar circumstances. While the Company believes that the amount recorded related to the market withdrawal is appropriate, it is possible that changes in assumptions related to potential claims or insurance coverage could have an adverse effect on the Company’s estimate.

The Company is currently involved in separate disputes, in Italy, with a former agent and two former employees. No lawsuits have been filed by a party in any of these matters. Management believes that it has meritorious defenses should any claim arise and that the payment of any amount is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of March 31, 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three months ended March 31, 2005. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2004, which includes additional information about our critical accounting policies and practices and factors affecting future operating results.

Executive Overview

Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, to repair damaged or diseased soft tissue, and to provide other biological solutions for surgeons and their patients. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.

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

Significant Quarterly Business Developments. Net sales grew 10% in the first quarter of 2005 to $82.6 million, as compared to net sales of $74.9 million in the first quarter of 2004. Our net income grew 10% in the first quarter of 2005 to $7.3 million from $6.6 million in the first quarter of 2004.

Our first quarter domestic sales gain of 12% was the result of continued growth of each of our major product lines, particularly within our reconstructive joint business, where our hip and knee product lines experienced growth rates of 28% and 10%, respectively, as compared to prior year, while our biologics and extremity product lines experienced growth rates below our historical levels. Our domestic hip growth continues to benefit from our innovative line of hip products, including our advanced bearing surfaces and proprietary modular neck technology. Additionally, growth in our domestic knee business benefited from expansion of our customer base of U.S surgeons and continued distribution of our minimally invasive surgical instrumentation for our knee products.

During the first quarter of 2005, our international sales continued to grow, however at a slower rate than prior quarters as a result of the impact of our on-going transition of certain management and distribution personnel in Southern Europe. Within our European markets, specifically France and Italy, we encountered year-over-year sales declines. Additionally, we incurred elevated levels of selling, general and administrative expenses as a result of this transition. We anticipate that the impact to our business of these factors is short-term and that the investments we are making will benefit us in the future.

Our performance outlook anticipates continued growth in our domestic business across all product lines for the remainder of 2005. The continued success of our domestic hip and knee product lines, combined with our recently launched extremities products and our anticipated product launches in the remainder of the year, position us well for 2005. Further, as we move through the transitions in Southern Europe, we anticipate that we will experience strengthened growth rates in our international business in the latter half of the year.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, primarily by the Food and Drug Administration (FDA). Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success is dependent on our ability to compete successfully against our competitors. We devote significant resources to assessing and analyzing competitive, regulatory, industry and economic risks and opportunities. A detailed discussion of these and other factors is provided in the “Factors Affecting Future Operating Results” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2004.

In addition to the factors noted above, during the first quarter of 2005, a governmental inquiry into the orthopaedic industry resulted in several of our competitors receiving subpoenas from the United States Department of Justice (DOJ). Based on publicly available information, we believe that these subpoenas requested information related to these companies’ relationships with orthopaedic surgeons. As of the date of the filing of our quarterly report on Form 10-Q, we have not received a subpoena from the DOJ.

Results of Operations

Introduction. The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	(unaudited)
	2005		2004
	Amount	% of Sales	Amount	% of Sales
Net sales	$82,601	100.0%	$74,917	100.0%
Cost of sales	22,777	27.6%	20,386	27.2%

Gross profit	59,824	72.4%	54,531	72.8%
Operating expenses:
Selling, general and administrative	41,668	50.4%	37,134	49.6%
Research and development	4,897	5.9%	4,982	6.7%
Amortization of intangible assets	1,059	1.3%	942	1.3%
Stock-based expense	212	0.3%	424	0.6%

Total operating expenses	47,836	57.9%	43,482	58.0%

Operating income	11,988	14.5%	11,049	14.7%
Interest expense, net	90	0.1%	284	0.4%
Other expense, net	174	0.2%	38	0.1%

Income before income taxes	11,724	14.2%	10,727	14.3%
Provision for income taxes	4,455	5.4%	4,113	5.5%

Net income	$7,269	8.8%	$6,614	8.8%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Three Months Ended March 31,
	2005	2004	% Change
Hip products	$29,170	$24,861	17.3%
Knee products	24,806	22,739	9.1%
Biologics products	15,413	14,720	4.7%
Extremity products	9,847	9,254	6.4%
Other	3,365	3,343	0.7%

Total net sales	$82,601	$74,917	10.3%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2005 and 2004:

Product Line Sales as a Percentage of Total Net Sales

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

Net Sales. Our overall net sales growth of 10% in the first quarter of 2005 was attributable to the continued growth experienced in our hip product line, which grew 17% over prior year, and the success of our knee product line, which grew 9% over prior year. Geographically, our domestic net sales totaled $49.8 million in the first quarter of 2005 and $44.4 million in the first quarter of 2004, representing 60% and 59% of total net sales, respectively, and growth of 12%. Our international net sales totaled $32.8 million in the first quarter of 2005, which represents an increase of 8% over net sales of $30.5 million in the first quarter of 2004. International growth is attributable to significant expansion in our Asian markets, as well as a favorable currency impact of $1.2 million, principally resulting from the performance of the euro against the U.S. dollar in the first quarter of 2005 as compared to the same period of 2004. Our international sales growth was partially offset by declines in certain European markets, specifically France and Italy, due to the ongoing transition of management and distribution personnel in Southern Europe.

Our hip product net sales totaled $29.2 million during the first quarter of 2005, representing an increase of 17% over prior year. Our domestic hip line continues to be the primary driver of this growth, where total hip procedures grew 24% as compared to prior year, due to the continued success of our PROFEMUR® line of primary stems featuring our innovative neck modularity and our CONSERVE® Total Implant with BFH™ Technology. In our international markets, increased sales in Japan, particularly of our ANCA-FIT™ Hip System, and a favorable currency impact of $578,000 were the primary contributors to our year-over-year growth.

Our knee product net sales totaled $24.8 million in the first quarter of 2005, representing growth of 9%. Our knee performance is attributable to continued growth domestically, where knee sales grew by 10%. Our domestic performance resulted primarily from increased unit sales, and is attributable to the continued rollout of our minimally invasive surgical instrumentation and expansion of our customer base of U.S. surgeons. Internationally, sales growth in our ADVANCE® knee product line and a favorable currency impact of $368,000 further contributed to our growth.

Our extremity product net sales increased to $9.8 million in the first quarter of 2005, representing growth of 6% over the first quarter of 2004. This year-over-year growth was primarily driven by increased unit sales of our EVOLVE® Modular Radial Head System. In mid-February 2005, we launched our CHARLOTTE™ Foot and Ankle System, an innovative, next-generation line of internally-developed foot and ankle products.

Net sales of our biologics products totaled $15.4 million in the first quarter of 2005, representing year-over-year growth of 5%. The growth of our biologics business in the first quarter of 2005 is primarily attributable to the continued favorable performance, in domestic markets, of our GRAFTJACKET® tissue repair and containment membranes. Domestically, total biologics sales grew by 2%, as significant unit growth in sales of our higher-priced GRAFTJACKET® product line were offset by declines in our DBM (demineralized bone matrix) containing ALLOMATRIX® family of products. Competitive pressures in the mature market for DBM containing products continue to have a negative impact on the performance of our ALLOMATRIX® products. Internationally, sales growth within our ALLOMATRIX® products in our Asian markets further contributed to our year-over-year growth.

Cost of Sales. Our cost of sales as a percentage of net sales increased slightly from 27.2% in the first quarter of 2004 to 27.6% in the first quarter of 2005. This increase is primarily attributable to shifts in our product sales mix. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 50.4% in the first quarter 2005, a 0.8 percentage point increase from 49.6% in the first quarter of 2004. The increase is attributable to costs associated with the transition of certain management and distribution personnel in Southern Europe, and approximately $400,000 in remaining accelerated depreciation on surgical instrumentation for certain foot and ankle products that were transitioned out of our product offerings this quarter.

We anticipate that the heightened level of costs incurred in connection with our transition issues in Southern Europe will diminish in the second half of 2005 and that our selling, general and administrative expenses as a percentage of net sales will decrease overall for 2005. However, these expenses will continue to increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure.

Research and Development. Our investment in research and development activities represented approximately 5.9% of net sales in the first quarter of 2005, as compared to 6.7% of net sales in the first quarter of 2004. In absolute dollars, research and development expenditures decreased slightly to $4.9 million in 2005 from $5.0 million in 2004. This decrease is primarily attributable to decreased administrative expenses, largely offset by increases in product development and clinical and regulatory expenses.

We expect our research and development expenditures to increase in absolute dollars, and as a percentage of net sales, in the remainder of 2005 as we increase our investment in product development initiatives and clinical studies. We anticipate that our research and development expenditures as a percentage of net sales to be approximately 6.5% to 7% overall in 2005.

Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the first quarter of 2005 remained relatively constant compared to the first quarter of 2004. Based on the intangible assets held at March 31, 2005, we expect to recognize amortization expense of approximately $4.2 million for the full year of 2005, $3.9 million in 2006, $3.0 million in 2007, $2.8 million in 2008, and $2.6 million in 2009.

Stock-based Expense. We recognized $212,000 and $424,000 of stock-based expense in the first quarter of 2005 and 2004, respectively, primarily resulting from the amortization of our deferred compensation. Based upon the stock-based awards outstanding on March 31, 2005, we expect to recognize stock-based expense of approximately $600,000 in 2005.

In April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS No. 123R). This amendment modified the effective date of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, we will adopt SFAS No. 123R effective January 1, 2006. We anticipate that we will record material amounts of incremental non-cash stock-based expense in future periods following the adoption of SFAS No. 123R. However, the exact amount cannot be determined until management’s evaluation of SFAS No. 123R is complete and an appropriate valuation model has been selected and applied to determine the fair value of our stock options outstanding. The effect of expensing stock options on our historical results of operations using the Black-Scholes model is presented in the table in Note 1 to our condensed consolidated financial statements.

Provision for Income Taxes. We recorded tax provisions of $4.5 million and $4.1 million in the first quarter of 2005 and 2004, respectively. During the first quarter of 2005, our effective tax rate was approximately 38.0%, as compared to 38.3% in the first quarter of 2004.

During 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) was signed into law. Beginning in 2005, one of the provisions of the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction of up to 9% of the lesser of qualified production activities income or taxable income. We are in the process of evaluating the potential impact of this portion of the Jobs Creation Act to our business. The transition issues related to this deduction are complex and little interpretative guidance has been issued to date. Accordingly, management has not determined what, if any, impact this tax deduction will have on our effective tax rate in future periods. Excluding any impact of the Jobs Creation Act, we expect our effective tax rate for 2005 to range from 38% to 39%; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction, any incremental tax saving initiatives that might be identified and implemented and the ultimate impact, if any, of the Jobs Creation Act.

Seasonal Nature of Business

Our business is seasonal in nature. We traditionally experience lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European holiday schedule. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instruction courses for orthopaedic surgeons. During this 3-day event, we display our most recent and innovative products for these surgeons.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	March 31,	December 31,
	2005	2004
Cash and cash equivalents	$88,036	$83,470
Working capital	194,192	189,466
Line of credit availability	59,708	59,708

Our cash and cash equivalents increased during the first quarter of 2005 by $4.6 million, which was attributable to the generation of $11.3 million of cash from operating activities, partially offset by routine capital expenditures. Cash and cash equivalents increased by $4.4 million in the first quarter of 2004 due to the generation of $6.9 million of cash from operating activities and $2.2 million of cash from financing activities, offset by routine capital expenditures.

Operating Activities. Cash provided by operating activities was $11.3 million for the first quarter of 2005, as compared to $6.9 million for the first quarter of 2004. The increase in operating cash flow is primarily a result of increased profitability, improved working capital management and the timing of U.S. federal income tax payments. Our operating cash flows for the first three months of 2004 resulted principally from the improved profitability of our business during that period.

Investing Activities. Our capital expenditures totaled approximately $5.9 million and $4.4 million in the first quarter of 2005 and 2004, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur routine capital expenditures of approximately $30 million in total for 2005. Further, we are in the process of evaluating our long-term facility needs in the U.S. in response to our anticipated growth. We cannot estimate the amount of capital spending, if any, that will be incurred in 2005 should we expand or construct new facilities.

Financing Activities. During the first quarter of 2005, we made $334,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy factors portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flow from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first quarter of 2005 and 2004 totaled approximately $1.5 million and $1.9 million, respectively. We recorded obligations for the amount of proceeds received under this agreement within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet as of March 31, 2005 and December 31, 2004.

At March 31, 2005, our senior credit facility consisted of $8.8 million in outstanding term loan borrowings and availability under a revolving loan facility, after considering outstanding letters of credit, of $59.7 million. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of

.75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio, with a current annual rate of 5.3%.

Other Liquidity Information

We have funded our cash needs since our December 1999 recapitalization through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balance of approximately $88.0 million, our existing available credit line of approximately $59.7 million, and our expected cash flow from our operating activities, which in 2004 totaled approximately $37.4 million, will be sufficient to fund our working capital requirements and operations, permit anticipated capital expenditures of $30 million in 2005, meet our contractual cash obligations in 2005, and fund any potential expansion of our current facilities or the construction of new facilities.

Critical Accounting Policies and Estimates

Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended December 31, 2004. There have been no modifications to our critical accounting estimates since December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. At March 31, 2005, we had borrowings of $8.8 million outstanding under our credit facility which are subject to a variable rate, which has a current annual rate of 5.3%. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, a 10% increase in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $46,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 32% and 33% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2005 and the year ended December 31, 2004, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the euro and the Japanese yen. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro and between the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income/expense levels in the respective period. As discussed in Note 1 to our condensed consolidated financial statements, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen, British pounds and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Change in Internal Control Over Financial Reporting

During the three months ended March 31, 2005, we implemented our enterprise computer system in certain entities within our European operations. This event represented a change that has materially affected our internal control over financial reporting. Accordingly, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of this change in internal control over financial reporting. Based on this evaluation, our management concluded that this change did not diminish the design of our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc. (1)

2.2	ADCON Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (3)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (4)

4.1	Registration Rights Agreement dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc. (1)

4.2	Investor Rights Agreement dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc. (1)

4.3	Stockholders Agreement dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. (1)

4.4	Form of Common Stock certificate. (1)

4.5	Form of Warrant. (1)

10.1	Credit Agreement dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent, (5) as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto, (6) Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto, (6) and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto, (7) and Amendment No. 4 to Credit Agreement dated as of December 3, 2004, (8) among the parties thereto, and Amendment No. 5 to the Credit Agreement dated as of April 1, 2005, among the parties thereto. (9)

10.2	Third Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (10)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (11)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (11)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan(12)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (13) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (9)

10.10	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and F. Barry Bays. (13)

10.11	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (11)

10.12	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (11)

Exhibit
No.	Description
10.13	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (11)

10.14	Severance and Release Agreement dated as of August 31, 2004, between Wright Medical Technology, Inc. and Jack E. Parr. (14)

10.15	Severance and Release Agreement dated as of October 31, 2004, between Wright Medical Technology, Inc. and Robert W. Churinetz.(15)

10.16	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (11)

11	Computation of earnings per share (included in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

(9) Incorporated by reference to the Company’s current report on Form 8-K filed April 7, 2005.

(10) Incorporated by reference to the Company’s definitive Proxy Statement filed with the Commission on April 7, 2004.

(11) Incorporated by reference to the Company’s current report on Form 8-K filed April 27, 2005.

(12) Incorporated by reference to the Company’s current report on Form 8-K filed February 10, 2005.

(13) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

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

Date: May 2, 2005

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Laurence Y. Fairey

Laurence Y. Fairey
President and Chief Executive Officer

By:	/s/ John. K. Bakewell

John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)