Form 10-Q
period 2005-06-30
WRIGHT MEDICAL GROUP INC
filed 2005-08-01
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 000-32883
WRIGHT MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4088127
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

5677 Airline Road
Arlington, Tennessee	38002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(901) 867-9971
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No
As of July 29, 2005, there were 33,979,210 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in the “Factors Affecting Future Operating Results” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2004, and in this and other quarterly reports) which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED BALANCE SHEETS
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$65,084	$83,470
Marketable securities	18,375	—
Accounts receivable, net	63,515	61,662
Inventories	77,485	76,269
Deferred income taxes	23,089	24,082
Prepaid expenses	3,682	4,822
Other current assets	5,097	4,717

Total current assets	256,327	255,022

Property, plant and equipment, net	72,823	70,207
Goodwill	7,983	8,845
Intangible assets, net	13,975	17,140
Deferred income taxes	9,582	8,873
Other assets	1,172	1,071

	$361,862	$361,158

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,202	$13,969
Accrued expenses and other current liabilities	41,456	45,256
Current portion of long-term obligations	6,119	6,331

Total current liabilities	61,777	65,556
Long-term obligations	2,825	5,952
Other liabilities	12,796	13,581

Total liabilities	77,398	85,089

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, voting, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 33,927,205 shares at June 30 and 33,850,202 shares at December 31	339	339
Additional paid-in capital	271,098	269,944
Deferred compensation	(8)	(188)
Accumulated other comprehensive income	13,667	21,642
Accumulated deficit	(632)	(15,668)

Total stockholders’ equity	284,464	276,069

	$361,862	$361,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$82,789	$75,616	$165,390	$150,533
Cost of sales	24,358	21,383	47,135	41,769

Gross profit	58,431	54,233	118,255	108,764

Operating expenses:
Selling, general and administrative	39,183	37,714	80,851	74,848
Research and development	5,699	4,524	10,596	9,506
Amortization of intangible assets	1,040	928	2,099	1,870
Stock-based expense[1]	119	465	331	889

Total operating expenses	46,041	43,631	93,877	87,113

Operating income	12,390	10,602	24,378	21,651
Interest (income) expense, net	(10)	301	80	585
Other (income) expense, net	(11)	(52)	163	(14)

Income before income taxes	12,411	10,353	24,135	21,080
Provision for income taxes	4,644	3,665	9,099	7,778

Net income	$7,767	$6,688	$15,036	$13,302

Net income per share (Note 6):
Basic	$0.23	$0.20	$0.44	$0.40

Diluted	$0.22	$0.19	$0.43	$0.38

Weighted-average number of shares outstanding-basic	33,911	33,347	33,893	33,212

Weighted-average number of shares outstanding-diluted	35,228	35,493	35,209	35,388

1	Amounts presented as stock-based expense consist of: cost of sales totaling $0 and $24 for the three months ended June 30, 2005 and 2004, respectively, and $11 and $51 for the six months ended June 30, 2005 and 2004, respectively; selling, general and administrative expenses of $114 and $416 for the three months ended June 30, 2005 and 2004, respectively, and $315 and $787 for the six months ended June 30, 2005 and 2004, respectively; and research and development expenses of $5 and $25 for the three months ended June 30, 2005 and 2004, respectively, and $5 and $51 for the six months ended June 30, 2005 and 2004, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$15,036	$13,302
Non-cash items included in net income:
Depreciation	8,448	8,100
Amortization of intangible assets	2,099	1,870
Amortization of deferred financing costs	131	131
Deferred income taxes	(320)	3,904
Stock-based expense	331	889
Other	(122)	35
Changes in operating assets and liabilities:
Accounts receivable	(5,363)	(8,156)
Inventories	(3,815)	(7,159)
Marketable securities	(18,375)	—
Other current assets	604	(692)
Accounts payable	1,153	3,841
Accrued expenses and other liabilities	(626)	(2,083)

Net cash (used in) provided by operating activities	(819)	13,982

Investing activities:
Capital expenditures	(13,308)	(9,383)
Purchase of tangible and intangible assets	—	(161)
Other	—	39

Net cash used in investing activities	(13,308)	(9,505)

Financing activities:
Issuance of common stock	604	1,370
Payments of bank and other financing	(3,169)	(3,007)
Financing under factoring agreements, net	(1,278)	2,947

Net cash (used in) provided by financing activities	(3,843)	1,310
Effect of exchange rates on cash and cash equivalents	(416)	(123)

Net (decrease) increase in cash and cash equivalents	$(18,386)	$5,664

Cash and cash equivalents, beginning of period	$83,470	$66,571

Cash and cash equivalents, end of period	$65,084	$72,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation. The interim financial statements of Wright Medical Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$7,767	$6,688	$15,036	$13,302
Add: Stock-based employee compensation expense recognized under intrinsic value method, net of tax effects	16	203	102	411
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(2,840)	(1,976)	(5,560)	(3,795)

Pro forma net income	$4,943	$4,915	$9,578	$9,918

Net income per share:
Basic, as reported	$0.23	$0.20	$0.44	$0.40

Basic, pro forma	$0.15	$0.15	$0.28	$0.30

Diluted, as reported	$0.22	$0.19	$0.43	$0.38

Diluted, pro forma	$0.15	$0.14	$0.28	$0.28

In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). This amendment modified the effective dates of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company anticipates that it will record material amounts of incremental stock-based expense in future periods following the adoption of SFAS No. 123R. However, the exact amount cannot be determined until management’s evaluation of SFAS No. 123R is complete and an appropriate valuation model has been selected and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
applied to determine the fair value of its stock options outstanding. The effect of expensing the fair value of the Company’s stock options using the Black-Scholes model and the provisions of SFAS No. 123 is presented in the table above.
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
The Company recorded approximately $700,000 and $1.1 million in net gains on foreign currency contracts for the three and six months ended June 30, 2005, respectively, which are included in “Other (income) expense, net” in the Company’s condensed consolidated statement of operations. These gains substantially offset translation losses recorded on the Company’s intercompany receivable and payable balances, also included in “Other (income) expense, net.” At June 30, 2005, and December 31, 2004, the Company did not have any outstanding foreign currency contracts.
Cash Equivalents and Marketable Securities. The Company classifies its cash balances and highly liquid investments with an original maturity of three months or less at the date of purchase as “Cash and cash equivalents” in its condensed consolidated balance sheet.
During the second quarter of 2005, the Company invested approximately $18.4 million of its excess cash balance in marketable debt securities that are not considered cash equivalents. The Company classifies these debt securities as trading securities and includes these amounts as “Marketable securities” in its condensed consolidated balance sheet. The Company recognizes realized and unrealized gains or losses on the purchase or sale of these securities in the period incurred in the accompanying condensed consolidated statement of operations. For the three month period ended June 30, 2005, the Company did not incur any realized or unrealized gains or losses related to these securities.
Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will adopt the provisions of SFAS No. 154 effective January 1, 2006.
2. Property, Plant and Equipment, net
Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Property, plant and equipment, at cost	$132,970	$127,257
Less: Accumulated depreciation	(60,147)	(57,050)

	$72,823	$70,207

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$4,095	$3,373
Work-in-process	14,779	14,306
Finished goods	58,611	58,590

	$77,485	$76,269

4. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Notes payable	$6,250	$8,750
Capital lease obligations	2,694	3,533

	8,944	12,283
Less: current portion	(6,119)	(6,331)

	$2,825	$5,952

At June 30, 2005, the Company’s senior credit facility consisted of $6.3 million in outstanding term loan borrowings and availability under a revolving credit facility totaling $59.7 million after considering outstanding letters of credit. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a current annual rate of 5.3%.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the six months ended June 30, 2005 are as follows (in thousands):

Goodwill at December 31, 2004	$8,845
Foreign currency translation	(862)

Goodwill at June 30, 2005	$7,983

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$18,572	$10,215	$20,797	$10,399
Completed technology	5,259	2,025	5,348	1,733
Licenses	2,533	1,689	2,683	1,538
Trademarks	657	191	657	152
Other	3,266	2,192	3,303	1,826

	30,287	$16,312	32,788	$15,648

Less: Accumulated amortization	(16,312)		(15,648)

Intangible assets, net	$13,975		$17,140

Based on the intangible assets held at June 30, 2005, the Company expects to recognize amortization expense of approximately $3.9 million for the full year of 2005, $3.6 million in 2006, $2.8 million in 2007, $2.7 million in 2008, and $2.4 million in 2009.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average number of shares outstanding, basic	33,911	33,347	33,893	33,212
Common stock equivalents	1,317	2,146	1,316	2,176

Weighted-average number of shares outstanding, diluted	35,228	35,493	35,209	35,388

The Company has excluded from the calculation of diluted earnings per share approximately 2.5 million and 61,000 antidilutive options for the three months ended June 30, 2005 and 2004, respectively, and 2.5 million and 131,000 antidilutive options for the six months ended June 30, 2005 and 2004, respectively. Stock options are antidilutive when the exercise price of the options was greater than the average market price of common stock for the respective period.
7. Other Comprehensive Income
The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$7,767	$6,688	$15,036	$13,302
Changes in foreign currency translation	(4,441)	(1,191)	(7,975)	(2,043)

Comprehensive income	$3,326	$5,497	$7,061	$11,259

8. Commitments and Contingencies
Legal Proceedings. In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet and is payable if certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. The Company, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against the Company in United States District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price and the royalties earned to date. In November 2003, the trial court ruled in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet. In 2004, the Company appealed the trial court’s judgment and, in the second quarter of 2005, the United States Court of Appeals for the Seventh Circuit upheld the trial court’s ruling granting CERAbio summary judgment on certain of the Company’s counterclaims, but overruled the trial

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
court’s ruling limiting the Company’s evidence at trial. The effect of this appeals court ruling will be to grant the Company a new trial in this dispute. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position or results of operations.
In 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company has concluded that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. Accordingly, no provision has been made for this contingency as of June 30, 2005.
In 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief. The claims in this case could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against the claims and that the claims are, in part, covered by the Company’s patent infringement insurance. In 2004, a Markman hearing was held regarding interpretation of the patent claims that have been asserted by Howmedica in this lawsuit. The court has taken the issue of claim interpretation under advisement and both parties await the decision of the court on this issue. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of June 30, 2005. However, management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.
In 1993, prior to the December 1999 recapitalization and inception of the Company in its present form, the Company’s predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”), acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (“DCC”). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution.
The Predecessor Company was notified in 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. Based on the most recent plan of reorganization submitted to the court, it appears that the Predecessor Company would be considered an unsecured creditor and, under the terms of the plan, would receive 24% of any such claim as a cash payment with the remainder to be paid by a senior note due within ten years. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan.
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
Other. In 2004, the Company announced a voluntary market withdrawal of a limited number of metal acetabular hip cups that are intended for use in the Company’s CONSERVE® hip systems. In connection with this market withdrawal, the Company recorded product liability reserves for probable losses related to the market withdrawal. Management believes that the amount recorded is appropriate based on assumptions with respect to estimated patient claims related to the market withdrawal. The nature of a market withdrawal and the associated claims are such that the claims will occur over an extended period of time. The Company’s loss estimate includes an assumption for unasserted claims based on management’s industry experience with similar circumstances. While the Company believes that the amount recorded related to the market withdrawal is appropriate, it is possible that changes in assumptions related to potential claims or insurance coverage could have an adverse effect on the Company’s estimate.
The Company is currently involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to any claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of June 30, 2005.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In addition to those noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect the results of operations or financial position of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following management’s discussion and analysis describes the principal factors affecting our results of operations and our financial condition for the three and six month periods ended June 30, 2005. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2004, which includes additional information about our critical accounting policies and practices and factors affecting future operating results.
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
Principal Products. We primarily sell reconstructive joint devices and biologics products. Our reconstructive joint device sales are derived from three primary product lines: knees and hips, collectively referred to as our orthopaedic reconstructive joint business, and extremities. Our biologics sales are a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell orthopaedic products not considered to be part of our knee, hip, extremity or biologics product lines.
Significant Quarterly Business Developments. Net sales grew 9% in the second quarter of 2005, totaling $82.8 million compared to $75.6 million in the second quarter of 2004. Our net income grew 16% to $7.8 million during the second quarter from $6.7 million in 2004.
Our second quarter domestic sales growth of 12% was primarily attributable to the strong sales performances of our reconstructive joint business, which experienced growth of 19% as compared to prior year, and our extremities product line which grew 14% over prior year. Our reconstructive joint business continued to be driven by the success of our hip business which grew 27% over the same quarter in prior year. The growth in our extremities business reflects the initial success of our CHARLOTTE™ Foot and Ankle System, which was launched in the first quarter of 2005.
During the second quarter of 2005, our international sales grew 6% as compared to prior year. Our international sales growth slowed during the quarter, specifically as a result of our on-going transition in Southern Europe and the effect it is having on our sales in France and Italy.
In June 2005, our premarket approval (PMA) application with the United States Food and Drug Administration (FDA) for our ADCON® Gel product was withdrawn by management. Based on the progress of the review to date, management determined that in order to adequately address all of the requests made by the FDA in connection with their review of this application, withdrawal of the filing at this time was appropriate. Management intends to continue to pursue re-submission for this product; however, there can be no assurance that the FDA will accept another submission for filing in a timely manner or at all.
As we progress into the second half of 2005, we look forward to the market opportunities for our recent and anticipated product launches. The expansion of our domestic sales force, combined with the strength of our broad and innovative product portfolio, positions us well for continued success in our domestic markets. Further, our outlook for our international markets anticipates growth rates that are affected less significantly by our transitions in Southern Europe.
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
In addition to the factors noted above, during the first half of 2005, as part of a governmental inquiry into the orthopaedic industry, several of our competitors received subpoenas from the United States Department of Justice (DOJ). Based on publicly available information, we believe that these subpoenas requested information related to these companies’ relationships with orthopaedic surgeons. As of the date of this quarterly report, we have not been contacted by the DOJ or received a subpoena from the DOJ relating to this investigation.
Results of Operations
Comparison of three months ended June 30, 2005 to three months ended June 30, 2004
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	(unaudited)
	2005		2004
	Amount	% of sales	Amount	% of sales
Net sales	$82,789	100.0%	$75,616	100.0%
Cost of sales	24,358	29.4%	21,383	28.3%

Gross profit	58,431	70.6%	54,233	71.7%

Operating expenses:
Selling, general and administrative	39,183	47.3%	37,714	49.9%
Research and development	5,699	6.9%	4,524	6.0%
Amortization of intangible assets	1,040	1.3%	928	1.2%
Stock-based expense	119	0.1%	465	0.6%

Total operating expenses	46,041	55.6%	43,631	57.7%

Operating income	12,390	15.0%	10,602	14.0%
Interest (income) expense, net	(10)	—	301	0.4%
Other income, net	(11)	—	(52)	(0.1%)

Income before income taxes	12,411	15.0%	10,353	13.7%
Provision for income taxes	4,644	5.6%	3,665	4.8%

Net income	$7,767	9.4%	$6,688	8.8%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Three Months Ended June 30,
	2005	2004	% change
Hip products	$28,567	$25,266	13.1%
Knee products	24,534	22,475	9.2%
Biologics products	16,105	15,980	0.8%
Extremity products	10,206	9,059	12.7%
Other	3,377	2,836	19.1%

Total net sales	$82,789	$75,616	9.5%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2005 and 2004:
Product Line Net Sales as a Percentage of Total Net Sales

Net Sales. Our net sales growth in the second quarter of 2005 resulted primarily from the continued significant growth of our domestic hip product line, which grew 27% over prior year, and the solid performances of our domestic extremity and knee product lines, which grew 14% and 10%, respectively, over prior year. Geographically, our domestic net sales totaled $50.1 million in the second quarter of 2005 and $44.8 million in the second quarter of 2004, representing 61% and 59% of total net sales, respectively, and growth of 12%. Our international net sales totaled $32.7 million in the second quarter of 2005, increasing by 6% over sales of $30.9 million in the second quarter of 2004. International growth is primarily attributable to expansion of our distribution network in Asia and a favorable currency impact of $1.1 million, principally resulting from the performance of the euro against the U.S. dollar in the second quarter of 2005 as compared to same period of 2004. Our performance in Asia was offset by declines in our Italian and French markets due to the ongoing transition of management and distribution personnel in Southern Europe.
We experienced sales growth across all product lines in the second quarter of 2005. Our hip product sales totaled $28.6 million during the second quarter of 2005, representing an increase of 13% over prior year. Our domestic hip line continues to be the driver of this growth, where total hip procedures grew 15% as compared to prior year, driven by our CONSERVE® Total Implant with BFH™ Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. Additionally, we continue to see a favorable shift in our sales mix to a larger percentage of higher-priced, hard bearing surgeries, including our metal-on-metal and ceramic-on-ceramic products. International hip sales were relatively flat year-over-year, as increased sales in Japan and a favorable currency impact were offset by declines in Italy.
Our extremity product sales increased to $10.2 million in the second quarter of 2005, representing growth of 13% over the second quarter of 2004. Our extremities performance was driven by the continued strong domestic sales of our EVOLVE® Modular Radial Head System. Sales of our CHARLOTTE™ Foot and Ankle System, launched in the first quarter 2005, further contributed to this growth, as we experienced solid increases in sales over our prior year sales of our previously distributed foot and ankle products. We anticipate continued growth in our extremities product line for the remainder of 2005 as our new products continue to gain market acceptance.
Our knee product line sales totaled $24.5 million in the second quarter of 2005, representing growth of 9%. Our domestic knee business grew 11% in the second quarter, driven by unit sales growth, reflecting the expansion of our customer base of U.S. surgeons, and the success of the continued rollout of our minimally invasive surgical instrumentation. Our knee business grew 8% in our international markets, driven primarily by growth in Asia as well as a favorable currency impact.
Sales of our biologics products totaled $16.1 million in the second quarter of 2005, representing year-over-year growth of 1%. Growth in our biologics business was led by domestic sales of our GRAFTJACKET® tissue repair and containment membranes and increased sales in Asia of our ALLOMATRIX® line of injectable bone graft substitutes and our MIIG® family of minimally invasive injectable graft products, offset by declines in U.S. sales of our ALLOMATRIX® family of products. We anticipate that during the second half of 2005 our biologics business will benefit from additions to our U.S. sales force and the continued success of our GRAFTJACKET® product line.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.3% in the second quarter of 2004 to 29.4% in the second quarter of 2005. This increase is attributable primarily to geographic shifts within our international sales mix resulting in more sales to international distributors. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.
Selling, General and Administrative. As a percentage of net sales, our second quarter 2005 selling, general and administrative expenses decreased by 2.6 percentage points to 47.3% as compared to 49.9% in 2004. We reduced these expenses as a percentage of net sales through a combination of lower expenses related to public company compliance and insurance, as well as our ability to control spending as our business continues to grow. Further, selling, general and administrative expenses were favorably impacted during the second quarter of 2005 as a result of the resolution of two liabilities assumed as part of the December 1999 acquisition of Cremascoli.
We anticipate that our selling, general and administrative expenses will continue to decrease as a percentage of net sales over time. However, these expenses as a percentage of net sales may fluctuate from quarter to quarter due to the seasonality of our sales. These expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure.
Research and Development. Our investment in research and development activities represented approximately 6.9% of net sales in the second quarter of 2005, as compared to 6.0% of net sales in the second quarter of 2004. In absolute dollars, research and development expenditures grew to $5.7 million in 2005 from $4.5 million in 2004. The increase in research and development expense was driven by elevated levels of investments in product development initiatives and increases in clinical and regulatory spending.
We anticipate that our research and development expenditures as a percentage of net sales to be approximately 6.5% to 7% overall in 2005. We expect our research and development expenditures to continue to increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies.
Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the second quarter of 2005 remained relatively constant compared to the second quarter of 2004. Based on the intangible assets held at June 30, 2005, the Company expects to recognize amortization expense of approximately $3.9 million for the full year of 2005, $3.6 million in 2006, $2.8 million in 2007, $2.7 million in 2008, and $2.4 million in 2009.
Stock-based Expense. We recognized $119,000 and $465,000 of stock-based expense in the second quarter of 2005 and 2004, respectively, resulting from the remaining amortization of our deferred compensation and amortization of the fair value of stock-based incentives granted to consultants. We experienced a decrease in stock-based expense during the second quarter of 2005 due to lower amortization of deferred compensation related to options issued prior to our IPO in 2001. Based upon the stock-based awards outstanding on June 30, 2005, we expect to recognize stock-based expense of approximately $600,000 in 2005.
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
Interest (Income) Expense, Net. Interest expense, net, consists primarily of interest expense on borrowings outstanding under our senior credit facility and certain of our factoring agreements, offset by interest income from our invested cash balances and investments in marketable securities. The shift from interest expense in the second quarter of 2004 to a nominal amount of income in 2005 is attributable to interest income generated from of our investments in marketable securities during the second quarter of 2005. These investments are discussed further in Note 1 to our condensed consolidated financial statements.
Provision for Income Taxes. We recorded tax provisions of $4.6 million and $3.7 million in the second quarter of 2005 and 2004, respectively. During the second quarter of 2005, our effective tax rate was approximately 37.4%, as compared to 35.4% in the second quarter of 2004.
During 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) was signed into law. Beginning in 2005, one of the provisions of the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction of up to 9% of the lesser of qualified production activities income or taxable income. We are in the process of evaluating the impact of this portion of the Jobs Creation Act to our business. The transition issues related to this deduction are complex and little interpretative guidance has been issued to date. We expect our effective tax rate for the remainder of 2005 to range from 37.5% to 38%; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction, any incremental tax saving initiatives that might be identified and implemented and any impact of the Jobs Creation Act.
Comparison of six months ended June 30, 2005 to six months ended June 30, 2004
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	(unaudited)
	2005		2004
	Amount	% of sales	Amount	% of sales
Net sales	$165,390	100.0%	$150,533	100.0%
Cost of sales	47,135	28.5%	41,769	27.7%

Gross profit	118,255	71.5%	108,764	72.3%

Operating expenses:
Selling, general and administrative	80,851	48.9%	74,848	49.7%
Research and development	10,596	6.4%	9,506	6.3%
Amortization of intangible assets	2,099	1.3%	1,870	1.2%
Stock-based expense	331	0.2%	889	0.6%

Total operating expenses	93,877	56.8%	87,113	57.9%

Operating income	24,378	14.7%	21,651	14.4%
Interest expense, net	80	—	585	0.4%
Other expense (income), net	163	0.1%	(14)	—

Income before income taxes	24,135	14.6%	21,080	14.0%
Provision for income taxes	9,099	5.5%	7,778	5.2%

Net income	$15,036	9.1%	$13,302	8.8%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Six Months Ended June 30,
	2005	2004	% change
Hip products	$57,737	$50,127	15.2%
Knee products	49,340	45,214	9.1%
Biologics products	31,518	30,700	2.7%
Extremity products	20,053	18,313	9.5%
Other	6,742	6,179	9.1%

Total net sales	$165,390	$150,533	9.9%

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2005 and 2004:
Product Line Net Sales as a Percentage of Total Net Sales

Net Sales. Net sales totaled $165.4 million during the first half of 2005, representing a 10% increase over prior year. Net sales in 2005 benefited from a favorable foreign currency impact of $2.3 million. The increase in net sales is attributable to the continued success of our hip and knee product lines, which grew 15% and 9%, respectively, over the prior year, and the solid performance of our extremity product line, which grew 10%.
In the first half of 2005, domestic net sales grew 12% to $99.9 million, or 60% of total net sales. International sales totaled $65.5 million, including the aforementioned favorable currency impact of $2.3 million, representing an increase of 7%.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 27.7% in the first half of 2004 to 28.5% in the first half of 2005. This increase is attributable to shifts in our geographic and product line sales mix, as well as increased provisions for excess and obsolete inventories.
Operating Expenses. As a percentage of net sales, our operating expenses decreased by 1.1 percentage points to 56.8% in the first half of 2005, as compared to 57.9% in the first half of 2004. The year-over-year decrease in operating expenses benefited from a 0.8 percentage point decrease in our selling, general and administrative expenses as a percentage of net sales, which resulted from lower public company compliance costs and insurance expense, and the favorable resolution of two liabilities assumed as part of our December 1999 acquisition of Cremascoli. Additionally, operating expenses were favorably impacted by a 0.4 percentage point decrease in stock-based expense due to the reduction of amortization of deferred compensation related to options issued prior to our IPO in 2001. Research and development expenses remained relatively constant as a percentage of net sales.
Non-Operating Expenses. Interest expense, net, totaled $80,000 and $585,000 in the first half of 2005 and 2004, respectively. The decrease from prior year is primarily attributable to the impact of interest income generated on our investments in marketable securities during the second quarter of 2005.
Provision for Income Taxes. We recorded tax provisions of $9.1 million and $7.8 million in the first half of 2005 and 2004, respectively. Our effective tax rate was approximately 37.7% and 36.9% for the six month periods ended June 30, 2005 and 2004, respectively.
Seasonality
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	June 30,	December 31,
	2005	2004
Cash and cash equivalents	$65,084	$83,470
Short-term marketable securities	18,375	—
Working capital	194,550	189,466
Line of credit availability	59,708	59,708
During the second quarter of 2005, we invested approximately $18.4 million in short-term marketable debt securities in order to increase our rate of return on our excess cash balances, resulting in a decrease in our cash and cash equivalents. Specifically, our investments in marketable securities at June 30, 2005, are available for redemption through an auction process every 21 or 49 days from initial purchase. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these investments will have an impact on our overall liquidity position.
Operating Activities. Cash used by operating activities totaled $819,000 in the first half of 2005, as compared to $14.0 million provided by operating activities in the first half of 2004. The decrease in operating cash flow is attributable to $18.4 million of cash invested in marketable securities during the second quarter of 2005, and increased payments for estimated income taxes of approximately $4.4 million. These decreases were partially offset by improved working capital management.
Investing Activities. Our capital expenditures totaled approximately $13.3 million and $9.4 million in the first half of 2005 and 2004, respectively. This increase is primarily due to increased requirements for surgical instrumentation for new products launched in 2005 as well as investments in minimally-invasive surgical instrumentation for our knee business. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur routine capital expenditures of approximately $30 million in total for 2005. Further, we are in the process of evaluating our long-term facility needs in the U.S. in response to our anticipated growth. We cannot estimate the amount of capital spending that we would incur in 2005 should we decide to expand or construct new facilities.
Financing Activities. During the first half of 2005, we made $2.5 million in payments related to borrowings under our senior credit facility and approximately $669,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy factors portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first half of 2005 and 2004 totaled approximately $3.7 million and $6.8 million, respectively. We have recorded obligations for the amount of the proceeds received under this agreement within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.
At June 30, 2005, our senior credit facility consisted of $6.3 million in outstanding term loan borrowings and availability under a revolving credit facility, after considering outstanding letters of credit, totaling $59.7 million. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio. At June 30, 2005, the interest rate under the credit facility was 5.3%.
Other Liquidity Information
We have funded our cash needs since our December 1999 recapitalization through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balance of $65.1 million, our marketable securities balance of $18.4 million, our existing available credit line of $59.7 million, and our cash flows from our operating activities, which in 2004 totaled approximately $37.4 million, will be sufficient to fund our working capital requirements and operations, permit anticipated capital expenditures of $30 million in 2005, meet our contractual cash obligations, and fund any potential expansion of our current facilities or the construction of new facilities.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended December 31, 2004. There have been no modifications to the policies related to our critical accounting estimates since December 31, 2004.
Factors Affecting Future Operating Results
Our future results could be affected by a variety of factors, in addition to the factors described above, as well as those described in our annual report on Form 10-K for the year ended December 31, 2004. The risk factor described in the “Factors Affecting Future Operating Results,” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2004 under the heading “If market clearance is not obtained for the re-launch of the ADCON ® Gel products and the launch of the CONSERVE ® Plus implant in the U.S., growth of our biologics and hip product lines could be impacted” has been updated for the following development during the six months ended June 30, 2005:
During the second quarter of 2005, our PMA application with the FDA for our ADCON® Gel product was withdrawn by management. Management intends to continue to pursue re-submission for this product; however, there can be no assurance that the FDA will accept another submission for filing in a timely manner or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. At June 30, 2005, we had borrowings of $6.3 million outstanding under our credit facility which are subject to a variable rate, which is currently 5.3%. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, a 10% increase in the interest rate of all such borrowings would cause us to incur an increase in interest expense of approximately $33,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 31% and 33% of our total net sales were denominated in foreign currencies during the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our 2005 Annual Meeting of Stockholders on May 12, 2005. Our stockholders voted on three proposals at the meeting.
Our stockholders elected eight directors to serve on our Board of Directors for a term of one year. The tabulation of votes with respect to each director nominee was as follows:

Nominee	For	Withheld
F. Barry Bays	30,206,075	650,457
Richard B. Emmitt	30,369,916	486,616
Laurence Y. Fairey	30,248,922	607,610
David D. Stevens	28,835,070	2,021,462
James E. Thomas	28,311,067	2,545,465
Thomas E. Timbie	30,301,016	555,516
James T. Treace	30,206,892	649,640
Elizabeth H. Weatherman	28,240,367	2,616,165
There were no broker non-votes on the proposal to elect directors.
Our stockholders approved the amendment to our Third Amended and Restated 1999 Equity Incentive Plan to increase by 1,500,000 the number of shares of common stock available for awards thereunder and make an administrative clarification of the plan relating to the shares of common stock issuable pursuant to incentive stock options. There were 15,773,594 votes for, 12,668,018 votes against, 7,245 votes abstaining from, and 2,407,675 broker non-votes on the proposal.
Our stockholders ratified the selection of KPMG LLP as our independent auditor for the year ending December 31, 2005. There were 30,796,336 votes for, 59,015 against, 1,181 votes abstaining from, and no broker non-votes on the proposal.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg Pincus Equity Partners, LP, Wright Acquisition Corp., Inc. and Wright Medical Group, Inc. (1)

2.2	ADCON Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (3)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (4)

4.1	Registration Rights Agreement dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Medical Group, Inc. (1)

4.2	Investor Rights Agreement dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Medical Group, Inc. (1)

4.3	Stockholders Agreement dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Medical Group, Inc., as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000. (1)

4.4	Form of Common Stock certificate. (1)

10.1	Credit Agreement dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent, (5) as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto, (6) Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto, (6) and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto, (7) and Amendment No. 4 to Credit Agreement dated as of December 3, 2004, (8) among the parties thereto, and Amendment No. 5 to the Credit Agreement dated as of April 1, 2005, among the parties thereto. (9)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (10)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (11)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (11)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (13) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (9)

Exhibit
No.	Description
10.10	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and F. Barry Bays. (13)

10.11	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (11)

10.12	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (11)

10.13	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (11)

10.14	Severance and Release Agreement dated as of August 31, 2004, between Wright Medical Technology, Inc. and Jack E. Parr. (14)

10.15	Severance and Release Agreement dated as of October 31, 2004, between Wright Medical Technology, Inc. and Robert W. Churinetz. (15)

10.16	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (11)

11	Computation of earnings per share (included in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 14, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2004.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 3, 2001.

(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 7, 2004.

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 7, 2005.

(10)	Incorporated by reference to the Company’s definitive Proxy Statement on April 13, 2005.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 27, 2005.

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on February 10, 2005.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(14)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(15)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 18, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2005

WRIGHT MEDICAL GROUP, INC.

	By:	/s/ Laurence Y. Fairey

Laurence Y. Fairey
President and Chief Executive Officer

	By:	/s/ John. K. Bakewell

John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)