Form 10-Q
period 2005-09-30
WRIGHT MEDICAL GROUP INC
filed 2005-10-31
CIK 1137861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 26, 2005, there were 34,030,352 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in the “Factors Affecting Future Operating Results” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2004, and in this and other quarterly reports), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$55,027	$83,470
Marketable securities	20,525	—
Accounts receivable, net	60,935	61,662
Inventories	81,876	76,269
Deferred income taxes	25,259	24,082
Prepaid expenses	6,617	4,822
Other current assets	4,642	4,717

Total current assets	254,881	255,022

Property, plant and equipment, net	77,142	70,207
Goodwill	7,935	8,845
Intangible assets, net	13,185	17,140
Deferred income taxes	10,262	8,873
Other assets	1,400	1,071

	$364,805	$361,158

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,415	$13,969
Accrued expenses and other current liabilities	40,015	45,256
Current portion of long-term obligations	6,065	6,331

Total current liabilities	60,495	65,556

Long-term obligations	2,574	5,952
Other liabilities	12,695	13,581

Total liabilities	75,764	85,089

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, voting, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 33,989,352 shares at September 30 and 33,850,202 shares at December 31	340	339
Additional paid-in capital	272,149	269,944
Deferred compensation	—	(188)
Accumulated other comprehensive income	13,198	21,642
Retained earnings (accumulated deficit)	3,354	(15,668)

Total stockholders’ equity	289,041	276,069

	$364,805	$361,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$73,479	$69,299	$238,869	$219,832
Cost of sales	20,263	19,998	67,398	61,767

Gross profit	53,216	49,301	171,471	158,065

Operating expenses:
Selling, general and administrative	40,045	36,611	120,896	111,459
Research and development	5,904	4,302	16,500	13,808
Amortization of intangible assets	1,020	975	3,119	2,845
Stock-based expense[1]	65	271	396	1,160

Total operating expenses	47,034	42,159	140,911	129,272

Operating income	6,182	7,142	30,560	28,793
Interest (income) expense, net	(171)	283	(91)	868
Other expense (income), net	43	(5)	206	(19)

Income before income taxes	6,310	6,864	30,445	27,944
Provision for income taxes	2,324	2,434	11,423	10,212

Net income	$3,986	$4,430	$19,022	$17,732

Net income per share (Note 6):
Basic	$0.12	$0.13	$0.56	$0.53

Diluted	$0.11	$0.13	$0.54	$0.50

Weighted-average number of shares outstanding-basic	33,972	33,461	33,920	33,296

Weighted-average number of shares outstanding-diluted	35,285	35,311	35,240	35,355

1	Amounts presented as stock-based expense consist of cost of sales totaling $0 and $24 for the three months ended September 30, 2005 and 2004, respectively, and $11 and $75 for the nine months ended September 30, 2005 and 2004, respectively; selling, general and administrative expenses of $65 and $238 for the three months ended September 30, 2005 and 2004, respectively, and $380 and $1,025 for the nine months ended September 30, 2005 and 2004, respectively; and research and development expenses of $0 and $9 for the three months ended September 30, 2005 and 2004, respectively, and $5 and $60 for the nine months ended September 30, 2005 and 2004, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income	$19,022	$17,732
Non-cash items included in net income:
Depreciation	12,649	12,347
Amortization of intangible assets	3,119	2,845
Amortization of deferred financing costs	196	196
Deferred income taxes	(3,437)	3,619
Stock-based expense	396	1,160
Other	220	70
Changes in operating assets and liabilities:
Accounts receivable	(3,437)	(4,618)
Inventories	(8,443)	(8,698)
Marketable securities	(20,525)	—
Other current assets	(1,637)	(4,059)
Accounts payable	1,391	(160)
Accrued expenses and other liabilities	(1,350)	(1,583)

Net cash (used in) provided by operating activities	(1,836)	18,851

Investing activities:
Capital expenditures	(22,180)	(12,365)
Purchase of tangible and intangible assets	(414)	(161)
Other	—	48

Net cash used in investing activities	(22,594)	(12,478)

Financing activities:
Issuance of common stock	1,268	3,342
Payments of bank and other financing	(3,477)	(3,400)
Financing under factoring agreements, net	(1,357)	1,094

Net cash (used in) provided by financing activities	(3,566)	1,036

Effect of exchange rates on cash and cash equivalents	(447)	(66)

Net (decrease) increase in cash and cash equivalents	$(28,443)	$7,343

Cash and cash equivalents, beginning of period	$83,470	$66,571

Cash and cash equivalents, end of period	$55,027	$73,914

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
Stock-Based Compensation. The Company has two stock-based employee compensation plans. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of grant. Nonemployee stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$3,986	$4,430	$19,022	$17,732
Add: Stock-based employee compensation expense recognized under intrinsic value method, net of tax effects	5	167	107	561
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(2,589)	(2,388)	(8,149)	(6,026)

Pro forma net income	$1,402	$2,209	$10,980	$12,267

Net income per share:
Basic, as reported	$0.12	$0.13	$0.56	$0.53

Basic, pro forma	$0.04	$0.07	$0.32	$0.37

Diluted, as reported	$0.11	$0.13	$0.54	$0.50

Diluted, pro forma	$0.04	$0.06	$0.32	$0.35

In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). This amendment modified the effective dates of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company anticipates that it will record material amounts of incremental stock-based expense in future periods following the adoption of SFAS No. 123R. However, the exact amount cannot be determined until management’s evaluation of SFAS No. 123R is complete and an appropriate valuation model has been selected and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
applied to determine the fair value of its stock options outstanding. The effect of expensing the fair value of the Company’s stock options using the Black-Scholes model and the provisions of SFAS No. 123 is presented in the table above.
Derivative Instruments. The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138. Accordingly, all of the Company’s derivative instruments are recorded on the balance sheet as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
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
The Company recorded approximately $86,000 in net gains and $117,000 in net losses on foreign currency contracts for the three months ended September 30, 2005 and 2004, respectively, and approximately $1.2 million in net gains and $117,000 in net losses for the nine months ended September 30, 2005 and 2004, respectively, which are included in “Other expense (income), net” in the Company’s condensed consolidated statement of operations. These gains and losses substantially offset translation losses and gains recorded on the Company’s intercompany receivable and payable balances, also included in “Other expense (income), net.” At September 30, 2005, and December 31, 2004, the Company did not have any outstanding foreign currency contracts.
Cash Equivalents and Marketable Securities. The Company classifies its cash balances and highly liquid investments with an original maturity of three months or less at the date of purchase as “Cash and cash equivalents” in its condensed consolidated balance sheet.
The Company invested $20.5 million of its excess cash balance in marketable debt securities that are not considered cash equivalents during the nine months ended September 30, 2005. The Company classifies these debt securities as trading securities and includes these amounts as “Marketable securities” in its condensed consolidated balance sheet. The Company recognizes realized and unrealized gains or losses on the purchase or sale of these securities in the period incurred in the accompanying condensed consolidated statement of operations. For the three and nine month periods ended September 30, 2005, the Company did not incur any realized or unrealized gains or losses related to these securities.
Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will adopt the provisions of SFAS No. 154 effective January 1, 2006.
2. Property, Plant and Equipment, net
Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Property, plant and equipment, at cost	$140,296	$127,257
Less: Accumulated depreciation	(63,154)	(57,050)

	$77,142	$70,207

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$4,186	$3,373
Work-in-process	15,341	14,306
Finished goods	62,349	58,590

	$81,876	$76,269

4. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Notes payable	$6,250	$8,750
Capital lease obligations	2,389	3,533

	8,639	12,283
Less: current portion	(6,065)	(6,331)

	$2,574	$5,952

At September 30, 2005, the Company’s senior credit facility consisted of $6.3 million in outstanding term loan borrowings and availability under a revolving credit facility totaling $59.7 million after considering outstanding letters of credit. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a current annual rate of 5.7%.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the nine months ended September 30, 2005 are as follows (in thousands):

Goodwill at December 31, 2004	$8,845
Foreign currency translation	(910)

Goodwill at September 30, 2005	$7,935

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$18,449	$10,610	$20,797	$10,399
Completed technology	5,254	2,191	5,348	1,733
Licenses	2,492	1,778	2,683	1,538
Trademarks	657	210	657	152
Other	3,550	2,428	3,303	1,826

	30,402	$17,217	32,788	$15,648

Less: Accumulated amortization	(17,217)		(15,648)

Intangible assets, net	$13,185		$17,140

Based on the intangible assets held at September 30, 2005, the Company expects to recognize amortization expense of approximately $4.0 million for the full year of 2005, $3.8 million in 2006, $2.8 million in 2007, $2.7 million in 2008, and $2.3 million in 2009.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents. The Company’s common stock equivalents consist of stock options and warrants. The dilutive effect of such instruments is calculated using the treasury-stock method.
The weighted-average number of common shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average number of shares outstanding, basic	33,972	33,461	33,920	33,296
Common stock equivalents	1,313	1,850	1,320	2,059

Weighted-average number of shares outstanding, diluted	35,285	35,311	35,240	35,355

The Company has excluded from the calculation of diluted earnings per share approximately 2.5 and 1.7 million antidilutive options for the three months ended September 30, 2005 and 2004, respectively, and 2.5 million and 729,000 antidilutive options for the nine months ended September 30, 2005 and 2004, respectively. Stock options are antidilutive when the exercise price of the options was greater than the average market price of common stock for the respective period.
7. Other Comprehensive Income
The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$3,986	$4,430	$19,022	$17,732
Changes in foreign currency translation	(469)	1,287	(8,444)	(756)

Comprehensive income	$3,517	$5,717	$10,578	$16,976

8. Commitments and Contingencies
Legal Proceedings. In July 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet and is payable if certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. The Company, believing that the contractual obligations for payment had not been met, disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against the Company in United States District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price and the royalties earned to date. In November 2003, the trial court ruled in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet. In 2004, the Company appealed the trial court’s judgment and, in the second quarter of 2005, the United States Court of Appeals for the Seventh Circuit upheld the trial court’s ruling granting CERAbio summary judgment on certain of the Company’s counterclaims, but overruled the trial

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
court’s ruling limiting the Company’s evidence at trial. The effect of this appeals court ruling was to grant the Company a new trial in this dispute, the date for which has been set as May 8, 2006. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position or results of operations.
In 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company has concluded that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. On October 12, 2005, the licensor invoked the dispute resolution procedure set forth in the license agreement which provides for a series of informal dispute resolution activities before a more formalized mechanism is invoked which could ultimately lead to a formal arbitration proceeding and potentially an appeal to enforce the judgment of an arbitration panel. The Company continues to believe that the required conditions were not satisfied upon reissuance, and therefore, no additional payment is due as a result of the reissuance. Accordingly, no provision has been made for this contingency as of September 30, 2005.
In 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief. The claims in this case could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against the claims and that the claims are, in part, covered by the Company’s patent infringement insurance. In 2004, a Markman hearing was held regarding interpretation of the patent claims that have been asserted by Howmedica in this lawsuit. The court has taken the issue of claim interpretation under advisement and both parties await the decision of the court on this issue. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of September 30, 2005. However, management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company is currently involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to any claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of September 30, 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis describes the principal factors affecting our results of operations and our financial condition for the three and nine month periods ended September 30, 2005. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2004, which includes additional information about our critical accounting policies and practices and factors affecting future operating results.
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
Principal Products. We primarily sell reconstructive joint devices and biologics products. Our reconstructive joint device sales are derived from three primary product lines: knees and hips, collectively referred to as our reconstructive large joint business, and extremities. Our biologics sales are derived from a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell orthopaedic products not considered to be part of our knee, hip, extremity or biologics product lines.
Significant Quarterly Business Developments. Net sales increased by 6% in the third quarter of 2005, totaling $73.5 million compared to $69.3 million in the third quarter of 2004. Our net income decreased 10% to $4.0 million during the third quarter of 2005 from $4.4 million in the third quarter of 2004, primarily as a result of increased selling, general, and administrative initiatives as well as increased spending on research and development activities.
Our third quarter domestic sales growth of 7% was primarily attributable to the strong sales performances of our domestic reconstructive large joint and extremities businesses, both of which increased by 14% over prior year. Our reconstructive large joint business was driven by the continued success of our hip business, which increased by 15% over the same quarter in prior year and the solid 13% growth of our knee product line. The growth in our extremities business is attributable to increased sales of our EVOLVE® Modular Radial Head System and our MICRONAIL™ intramedullary wrist fracture repair system.
During the third quarter of 2005, our international sales increased by 5% as compared to prior year. This slower rate of growth is attributable to sales in France and Italy, which declined year over year. However, during the third quarter of 2005, sales in our other international markets increased by 20% as compared to prior year.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and several of our major competitors have recently reported increased pricing pressures. We devote significant resources to assessing and analyzing competitive, regulatory, industry and economic risks and opportunities. A detailed discussion of these and other factors is provided in the “Factors Affecting Future Operating Results” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2004, as updated in the “Factors Affecting Future Operating Results” section of this item.

In addition to the factors noted above, in March 2005, as part of a governmental inquiry into the orthopaedic industry, several of our competitors received subpoenas from the United States Department of Justice (the DOJ). Based on publicly available information, we believe that these subpoenas requested information related to these companies’ relationships with orthopaedic surgeons. As of the date of this quarterly report, we have not been contacted by the DOJ or received a subpoena from the DOJ relating to this investigation.
Results of Operations
Comparison of three months ended September 30, 2005 to three months ended September 30, 2004
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	(unaudited)
	2005		2004
	Amount	% of sales	Amount	% of sales
Net sales	$73,479	100.0%	$69,299	100.0%
Cost of sales	20,263	27.6%	19,998	28.9%

Gross profit	53,216	72.4%	49,301	71.1%

Operating expenses:
Selling, general and administrative	40,045	54.5%	36,611	52.8%
Research and development	5,904	8.0%	4,302	6.2%
Amortization of intangible assets	1,020	1.4%	975	1.4%
Stock-based expense	65	0.1%	271	0.4%

Total operating expenses	47,034	64.0%	42,159	60.8%

Operating income	6,182	8.4%	7,142	10.3%

Interest (income) expense, net	(171)	(0.2%)	283	0.4%
Other income (expense), net	43	0.1%	(5)	0.0%

Income before income taxes	6,310	8.6%	6,864	9.9%
Provision for income taxes	2,324	3.2%	2,434	3.5%

Net income	$3,986	5.4%	$4,430	6.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	September 30,
	2005	2004	% change
Hip products	$24,143	$22,240	8.6%
Knee products	21,471	19,568	9.7%
Biologics products	14,972	15,858	(5.6%)
Extremity products	9,861	8,686	13.5%
Other	3,032	2,947	2.9%

Total net sales	$73,479	$69,299	6.0%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2005 and 2004:
Product Line Net Sales as a Percentage of Total Net Sales

Net Sales. Our net sales growth in the third quarter of 2005 was primarily driven by our continued success in our domestic reconstructive joint business. Our domestic hip and knee product lines continued to significantly expand over prior year, resulting in 15% and 13% growth, respectively. Further, the solid performance in our domestic extremities business resulted in a 14% growth over prior year. Domestic net sales totaled $47.4 million in the third quarter of 2005 and $44.5 million in the third quarter of 2004, representing 65% and 64% of total net sales, respectively, and growth of 7%. Our international net sales totaled $26.1 million in the third quarter of 2005, increasing by 5% over sales of $24.8 million in the third quarter of 2004. International growth is attributable primarily to continued success in our Asian markets, which was partially offset by declines in our Italian and French markets due to the transition of management and distribution personnel in Southern Europe which began in the fourth quarter of 2004. Our sales impact from foreign currency translation was minimal for the third quarter of 2005.
Our extremity product sales increased to $9.9 million in the third quarter of 2005, representing growth of 14% over the third quarter of 2004. Our extremities performance was primarily driven by increased unit sales of our EVOLVE® Modular Radial Head System and our MICRONAIL™ intramedullary wrist fracture repair system, launched in the third quarter of 2004. Sales of our CHARLOTTE™ Foot and Ankle System, launched in the first quarter of 2005, further contributed to this growth, as we experienced solid increases in sales as compared to our previously distributed foot and ankle products.
Our knee product line sales totaled $21.5 million in the third quarter of 2005, representing growth of 10%, primarily driven by our domestic knee business, which increased by 13% in the third quarter. The expansion of our customer base of U.S. surgeons and the success of the continued rollout of our minimally invasive surgical instrumentation led to 12% growth in domestic unit sales of our knee products. Our knee business increased by 4% in our international markets, driven primarily by growth in Asia and Latin America.
Our hip product sales totaled $24.1 million during the third quarter of 2005, representing an increase of 9% over prior year. Our domestic hip line continues to be the driver of this growth, where total hip procedures increased by 9% as compared to prior year. This growth is attributable to the continued success of our CONSERVE® Total Implant with BFH™ Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. Additionally, we continue to see a favorable shift in our sales mix to a larger percentage of higher-priced, hard bearing surgeries, including our metal-on-metal and ceramic-on-ceramic products. International hip sales increased by 2% to $10.9 million, as increased sales, primarily in Japan, were mostly offset by declines in Italy.
Sales of our biologics products totaled $15.0 million in the third quarter of 2005, representing a year-over-year decline of 6%. Increased domestic sales of our GRAFTJACKET® tissue repair and containment membranes and expanded biologics sales in our Asian markets were offset by continued declines in our domestic markets of our DBM (demineralized bone matrix) containing ALLOMATRIX® family of products.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 28.9% in the third quarter of 2004, including $138,000 of inventory-related expense resulting from our limited market withdrawal of certain CONSERVE®

hip components, to 27.6% in the third quarter of 2005. This decrease is attributable primarily to decreased provisions for excess and obsolete inventories, shifts in our product line sales mix, and our 2004 expenses associated with our market withdrawal.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.
Selling, General and Administrative. As a percentage of net sales, our third quarter 2005 selling, general and administrative expenses increased by 1.7 percentage points to 54.5%, as compared to 52.8% in 2004. This increase is primarily attributable to higher sales and marketing expenses. Our 2004 selling, general and administrative expenses included $653,000 of expenses resulting from our limited market withdrawal of certain CONSERVE® hip components.
We anticipate that our selling, general and administrative expenses will decrease as a percentage of net sales over time. However, in the near term, these expenses as a percentage of net sales may fluctuate from quarter to quarter due to the seasonality of our sales and any expenditures that we may incur as we seek to grow our business. Further, these expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure.
Research and Development. Our investment in research and development activities represented approximately 8.0% of net sales in the third quarter of 2005, as compared to 6.2% of net sales in the third quarter of 2004. The increase in research and development expense was driven by elevated levels of investments in product development initiatives and increases in clinical and regulatory spending.
We anticipate that our research and development expenditures as a percentage of net sales to be approximately 7% overall in 2005. We expect our research and development expenditures to continue to increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies.
Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the third quarter of 2005 remained relatively constant compared to the third quarter of 2004. Based on the intangible assets held at September 30, 2005, the Company expects to recognize amortization expense of approximately $4.0 million for the full year of 2005, $3.8 million in 2006, $2.8 million in 2007, $2.7 million in 2008, and $2.3 million in 2009.
Stock-based Expense. We recognized $65,000 of stock-based expense in the third quarter of 2005, primarily resulting from amortization of the fair value of stock-based incentives granted to consultants. We experienced a decrease in stock-based expense during the third quarter of 2005 as the deferred compensation related to options issued prior to our initial public offering in 2001 has been fully amortized.
In April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R). This amendment modified the effective date of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, we will adopt SFAS No. 123R effective January 1, 2006. We anticipate that we will record material amounts of incremental non-cash stock-based expense in future periods following the adoption of SFAS No. 123R. However, the exact amount cannot be determined until management’s evaluation of SFAS No. 123R is complete and an appropriate valuation model has been selected and applied to determine the fair value of our stock options outstanding. The effect of expensing stock options on our historical results of operations using the Black-Scholes model is presented in the table in Note 1 to our condensed consolidated financial statements.
Interest (Income) Expense, Net. Interest (income) expense, net, consists of interest expense of approximately $327,000 and $498,000 during the third quarter of 2005 and 2004, respectively, primarily from borrowings under our senior credit facility and certain of our factoring agreements, offset by interest income of approximately $498,000 and $215,000 during the third quarter of 2005 and 2004, respectively, generated by our invested cash balances and investments in marketable securities. The increase in interest income is attributable to our investments in marketable securities. These investments are discussed further in Note 1 to our condensed consolidated financial statements.
Provision for Income Taxes. We recorded tax provisions of $2.3 million and $2.4 million in the third quarter of 2005 and 2004, respectively. During the third quarter of 2005, our effective tax rate was approximately 36.8%, as compared to 35.5% in the third quarter of 2004.

During 2004, the American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. Beginning in 2005, one of the provisions of the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction of up to 9% of the lesser of qualified production activities income or taxable income. We are in the process of evaluating the impact of this portion of the Jobs Creation Act to our business. The transition issues related to this deduction are complex and interpretative guidance has been issued only recently. We expect our effective tax rate for the remainder of 2005 to range from 37.5% to 38%; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction, any incremental tax saving initiatives that might be identified and implemented, and any impact of the Jobs Creation Act.
Comparison of nine months ended September 30, 2005 to nine months ended September 30, 2004
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	(unaudited)
	2005		2004
	Amount	% of sales	Amount	% of sales

Net sales	$238,869	100.0%	$219,832	100.0%
Cost of sales	67,398	28.2%	61,767	28.1%

Gross profit	171,471	71.8%	158,065	71.9%

Operating expenses:
Selling, general and administrative	120,896	50.6%	111,459	50.7%
Research and development	16,500	6.9%	13,808	6.3%
Amortization of intangible assets	3,119	1.3%	2,845	1.3%
Stock-based expense	396	0.2%	1,160	0.5%

Total operating expenses	140,911	59.0%	129,272	58.8%

Operating income	30,560	12.8%	28,793	13.1%

Interest (income) expense, net	(91)	0.0%	868	0.4%
Other expense (income), net	206	0.1%	(19)	0.0%

Income before income taxes	30,445	12.7%	27,944	12.7%
Provision for income taxes	11,423	4.8%	10,212	4.6%

Net income	$19,022	8.0%	$17,732	8.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended
	September 30,
	2005	2004	% change
Hip products	$81,880	$72,367	13.1%
Knee products	70,811	64,782	9.3%
Biologics products	46,490	46,558	(0.1%)
Extremity products	29,914	26,999	10.8%
Other	9,774	9,126	7.1%

Total net sales	$238,869	$219,832	8.7%

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2005 and 2004:
Product Line Net Sales as a Percentage of Total Net Sales

Net Sales. Net sales totaled $238.9 million during the first nine months of 2005, representing a 9% increase over prior year. Net sales in 2005 benefited from a favorable foreign currency impact of $2.3 million. The increase in net sales is attributable to the continued success of our hip and extremity product lines, which increased by 13% and 11%, respectively, over the prior year, as well as the performance of our knee product line, which increased by 9%.
In the first nine months of 2005, domestic net sales increased by 10% to $147.3 million, or 62% of total net sales. International sales totaled $91.6 million, including the aforementioned favorable currency impact of $2.3 million, representing an increase of 6%.
Cost of Sales. Our cost of sales as a percentage of net sales was 28.2% in the first nine months of 2005, relatively static as compared to 28.1% in the first nine months of 2004.
Operating Expenses. As a percentage of net sales, our operating expenses increased slightly by 0.2 percentage points to 59.0% in the first nine months of 2005, as compared to 58.8% in the first nine months of 2004. The year-over-year increase in operating expenses included a 0.1 percentage point decrease in our selling, general and administrative expenses as a percentage of net sales, as higher levels of sales and marketing expenses were offset by lower expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The favorable resolution in the second quarter of 2005 of two liabilities assumed as part of our December 1999 acquisition of Cremascoli and the 2004 expenses related to our limited market withdrawal of certain CONSERVE® hip components further contributed to this decrease. Operating expenses were also favorably impacted by a decrease in stock-based expense due to the reduction of amortization of deferred compensation related to options issued prior to our initial public offering in 2001. These decreases were offset by a 0.6 percentage point increase in research and development expenses as we increased the level of investment in product development and spending on clinical and regulatory activities.
Non-Operating Expenses. Interest (income) expense, net, consisted of approximately $1.4 million of interest expense in both of the nine month periods ended September 30, 2005 and 2004, offset by interest income of approximately $1.5 million and $538,000 in the nine month periods ended September 30, 2005 and 2004, respectively. The increase in interest income is attributable to our investments in marketable securities during the first nine months of 2005.
Provision for Income Taxes. We recorded tax provisions of $11.4 million and $10.2 million in the first nine months of 2005 and 2004, respectively. Our effective tax rate was approximately 37.5% and 36.5% for the nine month periods ended September 30, 2005 and 2004, respectively.
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

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$55,027	$83,470
Short-term marketable securities	20,525	—
Working capital	194,386	189,466
Line of credit availability	59,708	59,708
During the first nine months of 2005, we invested approximately $20.5 million of our excess cash balance in short-term marketable debt securities in order to increase our rate of return, resulting in a decrease in our cash and cash equivalents. Specifically, our investments in marketable securities at September 30, 2005, are available for redemption through an auction process every 21 or 49 days from initial purchase. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these investments will have an impact on our overall liquidity position.
Operating Activities. Cash used in operating activities totaled $1.8 million in the first nine months of 2005, as compared to $18.9 million provided by operating activities in the first nine months of 2004. The decrease in operating cash flow is attributable to $20.5 million of cash invested in marketable securities during the first nine months of 2005, and increased payments for estimated income taxes of approximately $6.2 million.
Investing Activities. Our capital expenditures totaled approximately $22.2 million and $12.4 million in the first nine months of 2005 and 2004, respectively. This increase is primarily due to increased requirements for surgical instrumentation for new products launched in 2005 as well as investments in minimally-invasive surgical instrumentation for our knee business. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur routine capital expenditures of approximately $30 million in total for 2005.
Financing Activities. During the first nine months of 2005, we made $2.5 million in payments related to borrowings under our senior credit facility and approximately $1.0 million in payments related to long-term capital leases. These payments were offset by proceeds of $1.3 million from the issuance of common stock under our stock-based employee compensation plans. In addition, our operating subsidiary in Italy factors portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting purposes. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first nine months of 2005 and 2004 totaled approximately $5.5 million and $8.7 million, respectively. We have recorded obligations for the amount of the proceeds received under this agreement within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.
At September 30, 2005, our senior credit facility consisted of $6.3 million in outstanding term loan borrowings and availability under a revolving credit facility, after considering outstanding letters of credit, totaling $59.7 million. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio. At September 30, 2005, the interest rate under the credit facility was 5.7%.
Other Liquidity Information
We have funded our cash needs since our December 1999 recapitalization through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict future liquidity requirements, we believe that our current cash balance of $55.0 million, our marketable securities balance of $20.5 million, our existing available credit line of $59.7 million, and our cash flows from our operating activities, which in 2004 totaled approximately $37.4 million, will be sufficient to fund our working capital requirements and operations, permit anticipated capital expenditures of $30 million in 2005, meet our contractual cash obligations, and fund any potential expansion of our current facilities or the construction of new facilities.

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
Factors Affecting Future Operating Results
Our future results could be affected by a variety of factors, in addition to the factors described above, as well as those described in our annual report on Form 10-K for the year ended December 31, 2004. The following factors described in the “Factors Affecting Future Operating Results” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2004, have been updated for the following developments during the nine months ended September 30, 2005:
If market clearance is not obtained for the re-launch of the ADCON ® Gel products and the launch of the CONSERVE ® Plus implant in the U.S., growth of our biologics and hip product lines could be impacted.
During the first nine months of 2005, our premarket approval application with the FDA for our ADCON® Gel product was withdrawn by management. Management intends to continue to pursue re-submission for this product; however, there can be no assurance that the FDA will accept another submission for filing in a timely manner or at all.
We are subject to substantial government regulation that could have a material adverse effect on our business.
In order to market our product devices in the member countries of the European Union (EU), we are required to comply with the Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the Medical Devices Directive, all medical devices including active implants must qualify for CE marking. In August 2005, an EU Medical Devices Directive changed the classification of hip, knee, and shoulder implants from class IIb to class III. The transition period for these changes begins September 1, 2007. Upon reclassification to class III, manufacturers will be required to assemble significantly more documentation and submit it to their Notified Body for formal approval prior to affixing the CE mark to their product and packaging. We intend to comply with the Medical Devices Directive for all of our products manufactured and sold in the EU. However, there can be no assurance that our products will be approved for CE marking in a timely manner or at all.
Our biologics business is subject to emerging governmental regulations that can significantly impact our business.
In 2002, the FDA notified known manufacturers of DBM-containing products that these types of products were considered medical devices subject to premarket clearance. The FDA indicated that it would exercise enforcement discretion for a reasonable period of time while companies bring their devices into compliance with the Food, Drug, and Cosmetic Act (the FDC Act). In September 2005, the FDA notified those companies that it would end the period of enforcement discretion on November 15, 2005. All DBM-containing products must have 510(k) clearance at that time to be legally distributed in the United States. The Company has filed a premarket notification for its IGNITE® product under Section 510(k) of the FDC Act. However, there can be no assurance that the 510(k) premarket notification will be cleared by the FDA in a timely manner or at all. Sales of our IGNITE® product totaled $1.1 million for the nine months ended September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. At September 30, 2005, we had borrowings of $6.3 million outstanding under our credit facility which are subject to a variable rate, which is currently 5.7%. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, a 10% increase in the interest rate of all such borrowings would cause us to incur an increase in interest expense of approximately $36,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 33% of our total net sales were denominated in foreign currencies during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg, Pincus Equity Partners, LP, Wright Acquisition Corp., Inc., and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.). (1)

2.2	ADCON Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (3)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (4)

4.1	Registration Rights Agreement dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.). (1)

4.2	Investor Rights Agreement dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.). (1)

4.3	Stockholders Agreement dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.), as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000, between the parties. (1)

4.4	Form of Common Stock certificate. (1)

10.1	Credit Agreement dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent, (5) as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto, (6) Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto, (6) and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto, (7) and Amendment No. 4 to Credit Agreement dated as of December 3, 2004, (8) among the parties thereto, and Amendment No. 5 to the Credit Agreement dated as of April 1, 2005, among the parties thereto. (9)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (10)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (11)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (11)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (13) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (9)

Exhibit No.	Description

10.10	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and F. Barry Bays. (13)

10.11	Employment Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (11)

10.12	Employment Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (11)

10.13	Employment Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (11)

10.14	Job Offer Summary dated October 17, 2005, between Wright Medical Technology, Inc. and John R. Treace.(14)

10.15	Severance and Release Agreement dated as of August 31, 2004, between Wright Medical Technology, Inc. and Jack E. Parr. (15)

10.16	Severance and Release Agreement dated as of October 31, 2004, between Wright Medical Technology, Inc. and Robert W. Churinetz. (16)

10.17	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (11)

10.18	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (17)

10.19	Severance and Release Agreement dated as of October 17, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (14)

11	Computation of earnings per share (included in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 14, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2004.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 3, 2001.

(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 7, 2004.

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 7, 2005.

(10)	Incorporated by reference to the Company’s definitive Proxy Statement on April 13, 2005.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 27, 2005.

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on February 10, 2005.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 20, 2005.

(15)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(16)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 18, 2004.

(17)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 6, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 28, 2005

WRIGHT MEDICAL GROUP, INC.
By:	/s/ F. Barry Bays
F. Barry Bays
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)