Form 10-K
period 2005-12-31
WRIGHT MEDICAL GROUP INC
filed 2006-03-01
CIK 1137861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $814,239,980.
As of February 24, 2006, there were 34,202,268 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2006.

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
Safe-Harbor Statement
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this annual report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A and elsewhere in this annual report), which could cause our actual results to differ materially from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this annual report, and we assume no obligation to update any forward-looking statement after this date.

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
For the year ended December 31, 2005, we had net sales of $319.1 million and net income of $21.1 million. As of December 31, 2005, we had total assets of $371.8 million. Detailed information on our net sales by products line and our net sales, operating income and long-lived assets by geographic region can be found in Note 16 to the financial statements contained in Item 8 of this report.
History
We were incorporated on November 23, 1999, as a Delaware corporation (previously named Wright Acquisition Holdings, Inc.) and had no operations until an investment group led by Warburg, Pincus Equity Partners, L.P. acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., on December 7, 1999. This transaction, which represented a recapitalization of our predecessor company, reduced our debt and provided investment capital, and allowed us to build on the predecessor company’s respected brand name and strong relationships with orthopaedic surgeons developed during its 50-year history.
On December 22, 1999, we acquired Cremascoli Ortho Holding, S.A., based in Toulon, France, and shortly thereafter put a new management team in place at Cremascoli. This acquisition extended our product offerings, enhanced our product development capabilities, and expanded our European presence. As a result of combining Cremascoli’s strength in hip reconstruction with the predecessor company’s historical expertise in knee reconstruction and biologics, we offer a broad range of reconstructive joint devices and biologics to orthopaedic surgeons in over 60 countries.
In 2001, we sold 7,500,000 shares of common stock in our initial public offering, which generated $84.8 million in net proceeds. In 2002, we sold 3,450,000 shares of common stock in a secondary offering which generated $49.5 million in net proceeds.
Orthopaedic Industry
It is estimated that the worldwide orthopaedic industry generated sales of approximately $21 billion in 2005. We believe this figure will grow by 7% to 9% annually over the next three to four years. Seven multinational companies currently dominate the orthopaedic industry, each with approximately $1.5 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as us, to focus on smaller, higher-growth sectors of the orthopaedic market, while still offering a comprehensive product line to address the needs of its customers.
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
The reconstructive joint device market is generally divided into the areas of knees, hips and extremities. It is estimated that the worldwide reconstructive joint device market had sales of approximately $9 billion in 2005, with hip reconstruction and knee reconstruction representing two of the largest sectors.
Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. Knee reconstruction was the largest sector of the reconstructive joint device market in 2005, with estimated sales of approximately $4.5 billion worldwide.
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
Hip Reconstruction. The hip joint is a ball-and-socket joint which enables the wide range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This degeneration causes pain, stiffness and a reduction in hip mobility. It is estimated that the worldwide hip reconstruction market had sales of approximately $4 billion in 2005.
Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate advances in bearing surfaces from the traditional polyethylene surface. Polyethylene surfaces may create wear debris that can lead to potential loosening of the implant. These alternative bearing surfaces include metal-on-metal, cross-linked polyethelene and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone-conserving implants, leave more of the hip bones intact, which is beneficial given the likelihood of future revision replacement procedures as the average patient’s lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required.
Extremity Reconstruction. Extremity reconstruction involves implanting devices to replace or reconstruct injured or diseased joints such as the finger, toe, wrist, elbow, foot, ankle and shoulder. It is estimated that the extremity reconstruction market had sales of approximately $400 million worldwide in 2005. Major trends in extremity reconstruction include unique distal radius (wrist) and foot and ankle fixation devices.
Biologics Market
The biologics market is one of the fastest growing sectors of the orthopaedic market. Biologics products use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone and to repair damaged tissue. These products stimulate the body’s natural regenerative capabilities to minimize or delay the need for invasive implant surgery, replace damaged or diseased bone, and provide other biological solutions for surgeons and their patients.

Biologics products are used in spinal fusions, trauma fractures, joint replacements, and cranio-maxillofacial procedures and represent an alternative solution to autograft, a procedure that involves harvesting a patient’s own bone or soft tissue. Currently, there are three main types of biological bone grafting products, which are osteoconductive, osteoinductive and combined osteoconductive/osteoinductive, that refer to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but does not trigger new bone growth, whereas osteoinductive materials induce bone growth. Other biologics products enable the repair of soft tissue. These products provide favorable microenvironments for quick revascularization and cell proliferation. It is estimated that the biologics market generated sales of approximately $900 million worldwide in 2005.
Government Regulation
United States
Our products are strictly regulated by the United States Food and Drug Administration (FDA) under the Food, Drug, and Cosmetic Act (FDC Act). Some of our products are also regulated by state agencies. FDA regulations and the requirements of the FDC Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of our medical device products. Our tissue-based products are subject to FDA regulations, the National Organ Transplant Act (NOTA), accreditation from the American Association of Tissue Banks (AATB), and various state agency regulations.
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
PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical trials, bench tests and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA application process can be expensive and generally takes significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA application. As part of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable quality system regulatory requirements, which include quality control testing, control documentation and other quality assurance procedures.
If human clinical trials of a medical device are required, either for a 510(k) submission or a PMA application, and the device presents a significant risk, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s IDE regulations and informed consent must be obtained from each subject. If the FDA believes we are not in compliance with the law, it can institute proceedings to detain or seize products, issue a market withdrawal, enjoin future violations and seek civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed.
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
In addition to granting approvals for our products, the FDA and international regulatory authorities periodically inspect us for compliance with regulatory requirements that apply to medical devices marketed in the U.S. and internationally. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses, and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA periodically inspects device and drug manufacturing facilities in the U.S. in order to assure compliance with applicable quality system regulations. The FDA last inspected our Arlington, Tennessee manufacturing facility in March 2005, and our Toulon, France manufacturing facility in October 2003.
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
All of our products sold internationally are subject to certain foreign regulatory approvals. In order to market our product devices in the member countries of the European Union, we are required to comply with the Medical Devices Directives and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Under the Medical Devices Directives, all medical devices including active implants must qualify for CE marking. We also are required to comply with other foreign regulations such as obtaining MHLW (Ministry of Health Labor and Welfare) approval in Japan, HPB (Health Protection Branch) approval in Canada, and TGA (Therapeutic Goods Administration) approval in Australia as a few examples.
Products
We operate as one reportable segment, offering products in four primary market sectors: knee reconstruction, hip reconstruction, extremity reconstruction, and biologics.
Knee Reconstruction
Our knee reconstruction product portfolio strategically positions us in the areas of total knee reconstruction, revision replacement implants, and limb preservation products. These products provide the surgeon with a continuum of treatment options for improving patient care. We differentiate our products through innovative design features that reproduce movement and stability, resulting in products that more closely resemble a healthy knee. Additionally, we provide a broad array of Open and Minimally Invasive Surgery surgical instrumentation to accommodate surgeon and patient preference. Minimally Invasive Surgery (MIS) or Least Invasive Surgery (LIS) has gained momentum in recent history due to the smaller incision and minimal disruption of soft tissues, which can significantly reduce recovery times. Faster recovery and rehabilitation times are important to the growing market of younger, more active patients who want a quick return to their active lifestyles. The MIS surgical instrumentation is not only tissue sparing but more accurate and can perform traditional/open procedures as well. This is important for surgeons because not every patient clinically qualifies for the small incision surgical technique and they can standardize with one set of instruments regardless of open or MIS surgical technique.
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
Our ADVANCE® Double High Knee Tibial Insert is designed to address the needs of surgeons that desire to retain the posterior cruciate ligament (PCL). The insert design addresses an adverse phenomenon, known as paradoxical motion, that often occurs with other PCL retaining knee systems. In general, total knee systems are designed to be used either with or without the patient’s PCL. Most knee implant designs used with the PCL are based on the theory that the ligament will provide stability and increased flexion. Due to the phenomenon of paradoxical motion, however, small amounts of uncontrolled sliding can occur between the replaced femoral and tibial surfaces. This movement prevents the prosthetic knee from flexing in a stable, consistent manner like a normal knee and can result in abnormal gait and reduced flexion. The ADVANCE® Double-High Knee component can minimize paradoxical motion through an articulation designed to provide stability and maximize PCL function.
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
Hip Reconstruction
We offer a comprehensive line of products for hip joint reconstruction. This product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants, and limb preservation. Additionally, our hip products offer a combination of unique, innovative modular designs, a complete portfolio of advanced surface bearing materials, including ceramic-on-ceramic and metal-on-metal articulations, and innovative technology in surface replacement implants. We are therefore able to offer surgeons and their patients a full continuum of treatment options.
Our hip product portfolio includes our LIFETIME SOLUTIONS™ plan, a three-tiered lifetime solution for the surgical treatment of hip pain that incorporates our CONSERVE® family of products. Our CONSERVE® family of products work together to provide bone-conserving approaches to hip resurfacing and hip replacement. The first offering in our LIFETIME SOLUTIONS™ plan is a partial hip resurfacing procedure performed with the CONSERVE® Partial Resurfacing Implant. This procedure preserves the femoral head and neck and does not invade the femoral canal. In addition, the acetabulum is left completely intact. The CONSERVE® Partial Resurfacing Implant’s conservative restoration provides a better solution for the patient by leaving maximum bone for future surgical procedures.
The second offering in our LIFETIME SOLUTIONS™ plan is a total hip resurfacing procedure using the CONSERVE® Plus Resurfacing Implant. This implant retains the femoral head and neck and resurfaces the acetabulum in a bone conserving manner, helping to preserve the patient’s natural motion in the joint. Our CONSERVE ® Plus Resurfacing Implant is available outside the U.S., but is pending FDA approval for the U.S. market.

The third offering within LIFETIME SOLUTIONS™ is a primary total hip replacement. The CONSERVE® Total Implant with BFH™ Technology mimics the natural kinematics of the hip by replacing the natural femoral head with a large diameter femoral head implant. The result of this increased femoral head diameter is a significant reduction in the potential for dislocation. Coupled with our PROFEMUR® Hip System, we are able to provide surgeons and patients a minimally invasive option for their total hip replacement.
Following the creation of the CONSERVE® family of products, we launched our new A-Class™ Advanced Bearings Technology platform in 2005. The first offering from this platform is the new A-Class™ Metal for the CONSERVE® Total Implant with BFH™ Technology. Laboratory tests suggest that over the life of the implant, this new metal-on-metal bearing will result in significantly less wear than current metal-on-metal bearing surfaces. This new bearing is coupled with the BFH™ Technology for increased jump distance and low dislocation rates. In addition to the A-Class™ Metal, we also introduced our A-Class™ Poly cross-linked polyethylene acetabular bearing for the LINEAGE® Acebabular system. This advancement now gives us the only cup on the market with ceramic, metal and cross-linked poly inserts.
In our hip replacement product lines, the LINEAGE® Acetabular System provides the surgeon with the option to interchangeably use either ceramic-on-ceramic, metal-on-metal, or metal-on-cross-linked-polyethylene acetabular bearing surfaces for use with a common metal acetabular shell, thus offering maximum flexibility to the surgeon while minimizing inventory levels. The standard for replacement of the acetabulum, or socket, in the hip joint is a two-piece system consisting of a metal shell with a polyethylene liner. The polyethylene component serves as a bearing surface for the head of the femoral component, or ball. Alternative hard bearing materials, such as metal-on-metal and ceramic-on-ceramic, have been introduced in recent years. These options, ceramic-on-ceramic in particular, significantly reduce wear debris from articulation and therefore provide an optimal solution for young and active patients.
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
The PROFEMUR® Hip System provides surgeons with modularity in hip implant procedures. Our PROFEMUR® Hip System features a patented modular femoral neck, which allows the surgeon to make final adjustments in leg length, offset and version to the implant as the last step in the procedure in order to accommodate each patient’s unique anatomy. The PROFEMUR® Hip System is offered with a variety of femoral stem designs to provide a comprehensive implant system to appeal to any physician’s preference in implant selection. Our principal PROFEMUR® stem offerings include our PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® S PROFEMUR® Tapered and the PROFEMUR® Renaissance stems.
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
Extremity Reconstruction
We offer extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. Our small joint orthopaedic implants have many years of successful clinical history. We believe we are one of the recognized leaders in radial head repair and finger and toe implants.
Our EVOLVE® Modular Radial Head Replacement Prosthesis addresses the need for modularity in this anatomically highly-variable joint, and is the market leading radial head prosthesis. The EVOLVE® Modular Radial Head device provides 150 different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant/bone interface and radiocapitellar articulation, potentially reducing capitellar wear. In the first quarter of 2005, we released our EVOLVE® Radial Head Plating System for surgeons who wish to repair rather than replace the damaged radial head. With prosthesis and plating, we believe we have become the vendor of choice for repair of radial head fractures.
In mid-February 2005, we launched our CHARLOTTE™ Foot and Ankle System, a comprehensive offering of fixation products for foot and ankle surgery. The CHARLOTTE™ Foot and Ankle System includes six products that feature advanced design elements for simplicity, versatility, and high performance. The CHARLOTTE™ Foot and Ankle System offers a complete range of options for the most common foot and ankle surgical needs. The CHARLOTTE™ Foot and Ankle System replaced products supplied by a third party vendor pursuant to a distribution agreement that expired in the first quarter of 2005.
The LOCON-T® and LOCON-VLS® Distal Radius Plating Systems provide surgeons with anatomically designed, stainless steel plates used in the repair of distal radial fractures. In designing both plating systems, we utilized thin, high-strength stainless steel with low profile screws, which have been demonstrated clinically to lessen potential for tendon irritation and/or rupture, which are complications that historically have resulted from this type of surgical repair.
Our MICRONAIL™ intramedullary wrist fracture repair system is a next-generation, minimally invasive treatment for distal radius fractures that provides immediate fracture stabilization with minimal soft tissue disruption. The result is rapid recovery of hand and wrist functions as demonstrated by an initial clinical trial.
The ORTHOSPHERE® Carpometacarpal Implant for the repair of the basal thumb joint is constructed from implant-grade ceramic, which reduces wear and increases biocompatibility compared to other implant materials. By providing an alternative to the harvesting of the patient’s own soft tissues as a spacer for the repaired carpometacarpal joint, the ORTHOSPHERE® Carpometacarpal Implant reduces morbidity and operating time in appropriately selected patients. We have received FDA 510(k) clearance to market this device in foot and ankle procedures such as the tarso-metatarsal joint.
Biologics
We offer a broad line of biologics products that are used to replace and repair damaged or diseased bone, tendons, soft tissues and other biological solutions for surgeons and their patients. These products focus on biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Internationally, we offer bone graft products incorporating antibiotic delivery and anti-adhesion products.
GRAFTJACKET® Regenerative Tissue Matrix is a soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff (shoulder) and Achilles tendon in the ankle. By augmenting the strength of the tendon repair and incorporating biologically, GRAFTJACKET® increases surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is a high strength form of GRAFTJACKET®, which provides maximum suture holding power for the most challenging of tendon and ligament repairs.

GRAFTJACKET® matrix for ulcer repair is designed to repair challenging diabetic ulcers of the foot, the primary cause of hospital admissions for all individuals with diabetes. More than two-thirds of the amputations administered each year are performed on individuals with diabetes, often because of difficulties associated with diabetic foot ulcers. GRAFTJACKET® matrix for ulcer repair appears to be the first chronic wound graft to demonstrate the ability to reliably repair deep foot wounds, which have a much higher risk of leading to amputation. Unlike other diabetic foot ulcer products, GRAFTJACKET® matrix generally requires only one application to treat the foot ulcer, reducing the time and cost of treatment. In January 2005, we received stand-alone Medicare reimbursement codes for the use of our GRAFTJACKET® matrix in the repair of diabetes-related foot ulcers. We believe that this development presents a significant opportunity, which we are pursuing aggressively.
Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. OSTEOSET® bone graft provides an attractive alternative to autograft, because it facilitates bone regeneration without requiring a painful, secondary bone-harvesting procedure. Additionally, being purely synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue-based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® Resorbable Bead Kit, which is available in mixable powder form. OSTEOSET® 2 DBM graft is a unique bone graft substitute incorporating demineralized bone matrix (DBM) into OSTEOSET® surgical-grade calcium sulfate pellets. These two bone graft materials, each with a long clinical history, provide an ideal combination of osteoinduction and osteoconduction for guided bone regeneration. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product. Our OSTEOSET® T medicated pellets, which contain tobramycin sulfate, are currently one of the few resorbable bone void fillers available in international markets for the prevention and treatment of osteomyelitis, an acute or chronic infection of the bone.
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
MIIG® 115 Minimally Invasive Injectable Graft is an injectable form of our surgical grade calcium sulfate paste that hardens in the body. MIIG® 115 graft combines the operative flexibility of an injectable substance with the clinically proven osteoconductive properties of our OSTEOSET® material. MIIG® 115 graft is ideally suited for use in non-loaded traumatic fractures such as the distal radius and tibial plateau.
MIIG® X3 High Strength Injectable Graft is an addition to the family of MIIG® products for the minimally invasive treatment of bone defects. It is an injectable calcium sulfate that hardens after placement, provides intraoperative support, and resorbs over time as it is replaced by new bone. Compared to the MIIG® 115 graft, the principle advantages of the MIIG® X3 graft is that it has 2.6 times greater compressive strength, easier injectability, and a longer working time. MIIG® X3 graft has several competitive advantages over injectable calcium phosphate products on the market, including its ability to be drilled or tapped for the placement of final hardware. Additionally, it poses less risk of damage to the joint cartilage upon extravasation (i.e., leakage into the joint space).
MIIG® X3 HiVisc graft is an advanced formulation of MIIG® X3 graft specially designed for management of complex compression fractures. The modified viscosity and extended working time of MIIG® X3 HiVisc graft reduces the potential for extravasation of material into joint spaces and provides greater operative flexibility to the surgeon for very challenging fractures.

IGNITE® Power Mix is a bone repair stimulus that combines calcium sulfate, DBM and autologous bone marrow aspirate (BMA) for the treatment of problem fractures and delayed non-unions. This combination of materials provides the surgeon and patient with all three critical elements that a bone graft material can offer — an osteoconductive scaffold with both osteoinductive and osteogenic capacity through the use of DBM and BMA, respectively. The IGNITE® ICS kit also provides specially-designed instrumentation both to procure BMA and to prepare the fracture site for the grafting procedure using a minimally invasive technique.
CELLPLEX™ TCP Synthetic Cancellous Bone is an osteoconductive, resorbable tricalcium phosphate (TCP) provided in granular form that simulates the structure of cancellous bone. It has been engineered with a highly porous, interconnected structure to facilitate the ingrowth of new bone throughout the material. Compared to other commercially available TCP products, its benefits include a superior compressive strength and physical characteristics that more closely resemble that of natural cancellous bone. It is an excellent carrier of BMA and is packaged in the INFILTRATE™ Marrow Infusion Chamber to provide surgeons a simple option for combining BMA with the CELLPLEX™ TCP, thereby adding an osteogenic component to the synthetic graft.
ADCON® Gel products are designed to reduce adhesion (scar) formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve (ADCON®-T/N Gel) procedures, which can cause post-operative pain and potentially lead to revision procedures (secondary surgery). Both ADCON®-L Gel and ADCON®-T/N Gel are commercially available internationally, but are currently not available for sale in the U.S. Our ADCON®-L Gel had previously received regulatory clearance with the FDA in 1998. In 2000, the FDA determined that the provisions of its Application Integrity Policy (AIP) would be applied to the prior owner of the ADCON® Gel technology due to its violations of Good Clinical Practices in the conduct, analysis, and reporting of data specific to the U.S. Clinical Study of ADCON®-L Gel. In 2003, the FDA lifted the AIP status of the prior owner, which subsequently allowed us, as the new owner of the ADCON® Gel technology, to present the FDA with the clinical data intended to support the return of ADCON®-L Gel to the U.S. market. In 2005, we withdrew our PMA application with the FDA for our ADCON® Gel product. Management is evaluating whether to continue to pursue re-submission for this product. If re-submitted, there can be no assurance that the FDA will accept another submission for filing in a timely manner or at all.
Product Development
Our research and development staff focuses on developing new products in the knee, hip and extremity reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. Research and development expenses totaled $22.3 million, $18.4 million and $16.2 million in 2005, 2004 and 2003, respectively. We are presently targeting an overall level of research and development spending, exclusive of non-cash stock-based compensation, of approximately 7.5% of net sales for 2006.
We continue to collaborate with surgeon advisory panels that provide advice on market trends and assist with the development and clinical testing of our products. We believe these surgeon advisors are prominent in the field of orthopaedics. We also partner periodically with other industry participants, particularly in the biologics area, to develop new products.
In the knee, hip and extremity reconstruction areas, our research and development activities focus on expanding the continuum of products that span the life of implant patients, from early intervention, such as bone-conserving implants, to primary implants, revision replacement implants, and limb preservation implants. We continue to explore and develop advanced bearing and fixation surfaces that improve the clinical performance of reconstructive devices, including ceramic-on-ceramic and low-wear metal-on-metal surfaces. Further, we provide minimally invasive tissue sparing techniques that allow patients to quickly return to work and resume their daily activities. In 2004, we introduced the ODYSSEY™ Tissue Preserving Initiative, which is a minimally invasive surgery program for hip, knee, and total joint resurfacing procedures. In 2006, we anticipate that we will continue to focus on additional minimally invasive techniques and instrumentation for further surgical applications including the knee.
In the biologics area, we have a variety of research and development projects underway that are designed to further expand our presence in this market. Such projects include developing materials for new biologics applications as well as the integration of biologics products into reconstructive joint procedures and other orthopaedic applications.

New products, procedures and techniques that we introduced across all product lines since 2003 include, but are not limited to, the MIIG® X3 High Strength Injectable Graft, the GRAFTJACKET® matrix for ulcer repair, the CELLPLEX™ TCP Synthetic Cancellous Bone, the CONSERVE® Total Implant with BFH ™ Technology, the MIIG® X3 HiVisc graft, the OSTEOSET® 2 DBM Pellets, the ADVANCE® Double-High Knee Tibial Insert, the MICRONAIL™ intramedullary distal radius implant, the ODYSSEY™ Tissue Preserving Initiative for Hip and Knee procedures, the PROFEMUR® Tapered Stem Total Hip System, the CHARLOTTE™ Foot and Ankle System, the MIIG® HV Procedure Kit, the GRAFTJACKET® Regenerative Tissue Matrix Maxforce Extreme, the ODYSSEY™ Minimally Invasive Knee Instrument, the CONSERVE® Total A-Class™ Advanced Metal with BFH™ Technology hip system, and the PROFEMUR® Renaissance™ hip stem.
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
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. We rely on one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. In addition, for our biologics products, we depend on a limited number of sources of DBM and cancellous bone matrix (CBM). Two not-for-profit tissue banks supplied us with all of the DBM and CBM that we used in 2005 in our allograft products. Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products and one supplier for our ADCON® Gel products.
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
Sales and Marketing
Our sales and marketing efforts are focused on orthopaedic surgeons, who typically are the decision-makers in orthopaedic device purchases. We have established several surgeon advisory panels consisting of surgeons who we believe are leaders in their chosen orthopaedic specialties. We involve these surgeons and our marketing personnel in all stages of bringing a product to market – from initial product development to product launch. As a result, we have a well educated, highly involved marketing staff and an established, global base of well respected surgeons, who serve as advocates to promote our products in the orthopaedic community.

We offer clinical symposia and seminars, publish advertisements and the results of clinical studies in industry publications, and offer surgeon-to-surgeon education on our new products using our surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on our latest products through our distribution network, our website, and brochure mailings.
We sell our products in the U.S. through a sales force of approximately 320 people as of December 31, 2005. This sales force primarily consists of independent, commission-based sales representatives and distributors engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization. Our independent distributors and sales representatives are provided opportunities for product training throughout the year.
Our products are marketed internationally through a combination of direct sales offices in certain key international markets and distributors in other markets. We have sales offices in France, Italy, the United Kingdom, Belgium, Germany, the Netherlands, Japan, and Canada that employ direct sales employees and use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa, South America and Australia using stocking distribution partners and other distribution arrangements. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2005, through a combination of our direct sales offices and approximately 100 stocking distribution partners, we had approximately 430 international sales representatives that sell our products in over 60 countries.
Seasonal Nature of Business
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
The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products, less invasive therapies, greater technical capabilities, and stronger name recognition than we do. Our ability to compete is affected by our ability to:
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
Third-Party Reimbursement
In the United States., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all of these payors relative to payment of claims or enforcement of guidelines established by the Centers for Medicare and Medicaid Services (CMS). Therefore, reimbursement can be quite different from payor to payor as well as from one region of the country to another. We believe that reimbursement is an important factor in the success of any medical device. Consequently, we seek to obtain reimbursement for all of our products.
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
CMS has adopted prospective payment systems with respect to U.S.-government funded patients for services performed in hospital settings and all approved procedures performed in ambulatory surgery centers. These prospective payment systems reimburse hospitals according to a system of groupings that classify patients into clinically cohesive groups based on similar diagnosis and consumption of hospital resources. The payment rate for each grouping is established by CMS based on the national average cost associated with each category of treatment. The prospective payment is intended to reimburse the facility for all costs associated with the patient’s care, including all medical devices.
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
Employees
As of December 31, 2005, we employed approximately 990 people in the following areas: 410 in manufacturing, 310 in sales and marketing, 150 in administration, and 120 in research and development. We believe that we have an excellent relationship with our employees.
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
Available Information
Our website is located at www.wmt.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors.
Our business and its future performance may be affected by various factors, the most significant of which are discussed below.
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
We are subject to various federal and state laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws, and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment, and in the U.S., exclusion from participation in government health care programs. The scope of these laws and related regulations are expanding and their interpretation is evolving. There is very little precedent related to these laws and regulations. Increased funding for enforcement of these laws and regulations has resulted in greater scrutiny of marketing practices in our industry and resulted in several government investigations by various government authorities. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil sanctions, including exclusion from participation in federal health care reimbursement programs.
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
In addition, for our biologics products, we presently depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2006, we are expecting a single not-for-profit tissue bank to meet nearly all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. We cannot be sure that our supply of DBM and CBM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM and CBM will be free from FDA regulatory action impacting their sale of DBM and CBM. Since there is a small number of suppliers, if we cannot continue to obtain DBM and CBM from our current source in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM and CBM on commercially reasonable terms, if at all. This could have the effect of interrupting our business, which could adversely affect our sales. Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, as well as one supplier for our ADCON® Gel products.
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
If we cannot retain our key personnel, we will not be able to manage and operate successfully and we may not be able to meet our strategic objectives
Our continued success depends, in part, upon key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, governmental entities and other organizations. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete arrangements related to key personnel who have left the business could have a material adverse effect on our business.

We derive a significant portion of our sales from operations in international markets that are subject to political, economic and social instability
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of 8 direct sales offices and approximately 100 stocking distribution partners, which combined employ approximately 430 sales representatives who sell in over 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For the years ended December 31, 2005 and 2004, approximately 38% and 39%, respectively, of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
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
If market clearance is not obtained for the re-launch of the ADCON ® Gel products and the launch of the CONSERVE® Plus implant in the U.S., growth of our biologics and hip product lines could be impacted
Our ADCON® Gel products and our CONSERVE® Plus Resurfacing Implant are available outside the U.S.. There can be no assurance that the sale of our ADCON® Gel or CONSERVE® Plus products in the U.S. will be cleared by the FDA in a timely manner or at all, which could have a significant impact on the future growth of our biologics and hip product lines, respectively.
In 2005, our PMA application with the FDA for our ADCON® Gel product was withdrawn by management. Management is evaluating whether to continue to pursue re-submission for this product. If re-submitted, there can be no assurance that the FDA will accept another submission for filing in a timely manner or at all.
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

If a natural or man-made disaster strikes our manufacturing facilities, we could be unable to manufacture our products for a substantial amount of time and our sales could decline
We have principally relied to date on our manufacturing facilities in Arlington, Tennessee, and Toulon, France. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to our other manufacturing facility. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.
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
Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings
Since a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Our international net sales were favorably affected by the impact of foreign currency fluctuations totaling approximately $400,000 in 2005 and $8.1 million in 2004. We currently employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a 74,000 square foot manufacturing facility, a 40,000 square foot warehouse, and a 60,000 square foot administration building located on 31 acres in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement which is automatically renewable through 2049. We may exercise an option to purchase the manufacturing facility from the IDB at a nominal price at any time during the lease term. We lease the warehouse from the IDB under a lease agreement which has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease a 44,000 square foot portion of the administration building from the IDB under a lease agreement that expires on July 8, 2008. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have pre-paid, at any time during the lease term. We own another 16,000 square foot portion of the administrative building that was built in 2004.
We believe that our U.S. manufacturing facility has adequate room to meet our current production requirements. However, based on our anticipated future needs for space at our corporate headquarters, we are currently conducting an analysis of our facility needs, which could result in an expansion of our facilities at the current location, or the construction of new facilities.
Our international operations include manufacturing, warehouse, sales, research and development, and administrative facilities located in several countries. Our primary international warehouse is located in a leased facility in Toulon, France. Our primary international research and development facility is located in leased facilities in Milan, Italy. Our sales offices in France, Italy, the United Kingdom, Belgium, Japan, and Canada also include warehouse and administrative space.

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
Howmedica Osteonics Corp. v. Wright Medical Technology, Inc.
In 2000, Howmedica Osteonics Corp., a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® Knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and thus are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that our products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. We are unable to estimate the potential liability, if any, with respect to the claims, and accordingly, no provision has been made for this contingency as of December 31, 2005. We believe that the claims are covered in part by our patent infringement insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or results of operations.
CERAbio, LLC and Phillips Plastics Corporation v. Wright Medical Technology, Inc.
In 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (CERAbio), we purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is recorded in “Accrued expenses and other current liabilities” in the consolidated balance sheet and is payable if certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. Believing that the contractual obligations for payment had not been met, we disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against the Company in the United States District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price and the royalties earned to date. In 2003, the trial court ruled in favor of CERAbio and ordered us to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in the consolidated balance sheet. In 2004, we appealed the trial court’s judgment to the United States Court of Appeals for the Seventh Circuit. In June 2005, the appeals court upheld the trial court’s ruling granting CERAbio summary judgment on certain of our counterclaims, but overruled the trial court’s ruling limiting our evidence that we could present at trial. The effect of this ruling was to grant us a new trial in this dispute, the date for which has been set as May 8, 2006. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or results of operations.
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

	High	Low
Fiscal Year 2005
First Quarter	$27.62	$24.00
Second Quarter	$27.97	$22.98
Third Quarter	$28.40	$23.93
Fourth Quarter	$24.39	$18.30
Fiscal Year 2004
First Quarter	$35.53	$29.24
Second Quarter	$36.99	$29.56
Third Quarter	$36.08	$22.90
Fourth Quarter	$30.10	$20.75
Holders
As of February 24, 2006, there were 191 stockholders of record and an estimated 7,201 beneficial owners of our common stock.
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

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data as of December 31, 2005, 2004, 2003 and 2002, and for the years then ended, was derived from our consolidated financial statements audited by KPMG LLP. The selected consolidated financial data as of December 31, 2001, and for the year then ended, was derived from our consolidated financial statements audited by Arthur Andersen LLP. The audited consolidated financial statements as of December 31, 2005, 2004 and 2003, and for the years then ended, are included elsewhere in this filing. The audited consolidated financial statements as of December 31, 2002 and 2001, and for the years then ended, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations:
Net sales	$319,137	$297,539	$248,932	$200,873	$172,921
Cost of sales	91,740	84,183	67,815	55,616	51,351

Gross profit	227,397	213,356	181,117	145,257	121,570
Operating expenses:
Selling, general and administrative (1)	166,916	151,144	127,612	106,875	95,556
Research and development	22,283	18,421	16,151	10,357	10,108
Amortization of intangible assets (2)	4,250	3,889	3,562	3,946	5,349
Stock-based expense (3)	467	1,489	2,068	1,724	1,996
Acquired in-process research and development costs	—	—	4,558	—	—
Arbitration settlement award	—	—	—	(4,200)	—

Total operating expenses	193,916	174,943	153,951	118,702	113,009

Operating income	33,481	38,413	27,166	26,555	8,561
Interest (income) expense, net	(176)	1,064	1,107	938	7,809
Other expense (income), net	237	(74)	(1,060)	(1,277)	685

Income before income taxes	33,420	37,423	27,119	26,894	67
Provision for income taxes	12,355	13,401	9,722	1,834	1,574

Net income (loss)	$21,065	$24,022	$17,397	$25,060	$(1,507)

Net income (loss) per share: (4)
Basic	$0.62	$0.72	$0.53	$0.79	$(0.31)

Diluted	$0.60	$0.68	$0.50	$0.75	$(0.31)

Weighted-average number of common shares outstanding - basic	33,959	33,391	32,857	31,870	13,195

Weighted-average number of common shares outstanding - diluted	35,199	35,317	34,561	33,550	13,195

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,277	$83,470	$66,571	$51,373	$2,770
Working capital	196,126	189,803	147,255	127,557	47,546
Total assets	371,810	361,158	322,103	276,370	193,719
Long-term liabilities	15,547	19,870	20,516	25,939	30,967
Stockholders’ equity	$292,008	$276,069	$238,318	$204,999	$117,300

	Year Ended December 31,
	2005	2004	2003	2002	2001
Other Data:
Cash flow provided by operating activities	$5,291	$37,365	$40,065	$21,950	$818
Cash flow used in investing activities	(31,583)	(18,428)	(25,844)	(22,430)	(15,558)
Cash flow (used in) provided by financing activities	(5,379)	(2,305)	514	48,384	1,372
Depreciation	17,895	17,278	13,948	13,553	10,096
Amortization of intangible assets (2)	4,250	3,889	3,562	3,946	5,349
Capital expenditures	$30,356	$18,316	$18,116	$17,974	$16,764

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, our $1.6 million loss on early retirement of debt in 2001, which was originally presented as an extraordinary loss on debt extinguishment, does not meet the criteria to be classified as extraordinary. Consequently, pursuant to this newly adopted standard, this amount has been reclassified to selling, general and administrative expense.

(2)	Amortization of intangible assets in 2005, 2004, 2003 and 2002 excludes amortization of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Note 6 to the financial statements contained in Item 8 of this report.

(3)	Amounts presented as non-cash stock-based expense consist of: cost of sales totaling $12, $68, $107, $108, and $89 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively; selling, general and administrative expenses of $449, $1,364, $1,875, $1,506, and $1,807 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively; and research and development expenses of $6, $57, $86, $110, and $100 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

(4)	Net income (loss) applicable to common stockholders includes preferred stock dividends of $2.5 million for the year ended December 31, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates. MD&A is organized as follows:
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
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic research and development, manufacturing, warehousing, and administrative activities. Outside the U.S., we have research and development, manufacturing, and administrative facilities in Toulon, France; research, distribution and administrative facilities in Milan, Italy; and sales and distribution offices in Canada, Japan and throughout Europe. We market our products in over 60 countries through a global distribution system that consists of a sales force of approximately 750 individuals who promote our products to orthopaedic surgeons and hospitals. At the end of 2005, we have approximately 320 exclusive independent distributors and sales associates in the U.S., and approximately 430 sales representatives internationally who are employed through a combination of our stocking distribution partners and direct sales offices.
Company History. We were incorporated in November 1999 as a Delaware corporation, and had no operations until December 7, 1999, when we were reorganized by an investment group through the acquisition of our predecessor company, Wright Medical Technology, Inc. This transaction represented a recapitalization of our predecessor company. On December 22, 1999, we acquired Cremascoli Ortho Holding, S.A., an orthopaedic medical device company headquartered in Toulon, France. In 2001, we completed our IPO of 7,500,000 shares of common stock, which generated $84.8 million in net proceeds. In 2002, we completed a secondary offering of 3,450,000 shares of common stock which generated $49.5 million in net proceeds.
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
Our biologics products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologics products include the GRAFTJACKET® soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the OSTEOSET® synthetic bone graft substitute, the MIIG® family of minimally invasive injectable synthetic bone grafts, and in certain of our international markets, the ADCON® Gel anti-adhesion product.
We offer extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. Our principal extremity products include the EVOLVE® Modular Radial Head device, the CHARLOTTE™ Foot and Ankle System, the LOCON-T® and LOCON™ VLS Distal Radius Plating Systems, and the MICRONAIL™ intramedullary wrist fracture repair system. We also sell the Swanson™ line of finger and toe joint replacement products and the ORTHOSPHERE® Carpometacarpal Implant for repair of the basal thumb joint.
Our knee reconstruction products position us well in the areas of total knee reconstruction, revision replacement implants, and limb preservation products. Our principal knee products include the ADVANCE® Knee System and the ADVANCE® Unicompartmental Knee System.
Significant Business Developments. Net sales grew 7.3% in 2005, totaling $319.1 million, compared to $297.5 million in 2004. Our success is attributable to our focus on the high growth sectors of the orthopaedic industry, such as advanced bearing surfaces, modular necks and bone conserving implants within the hip market. Our hip, knee and extremity product lines contributed significantly to our performance in 2005, achieving 10%, 8%, and 11% growth rates, respectively.
During 2005, our domestic biologics business declined by approximately 2% year-over-year. This decline was driven by the continued downward trend in sales of our DBM containing ALLOMATRIX® family of products due to competitive pressures in the mature market for DBM containing products. We anticipate that domestic sales of these products will continue to decline in 2006; however, we expect that these declines will be offset by sales growth of our GRAFTJACKET® soft tissue repair and containment membranes.
During 2005, our international sales increased by approximately 4% as compared to 2004. This slower rate of growth is attributable to our markets in France and Italy, both of which declined year-over-year. These declines began in the fourth quarter of 2004 as a result of the transition of certain management and distribution personnel in Southern Europe. We anticipate that sales in France and Italy will continue to decline year-over-year in the first half of 2006. However, we believe that sales in these markets will grow in the latter half of 2006 as the personnel now in place successfully complete this transitional period. Sales in our other international markets increased by 17% in total during 2005 as compared to prior year.
In mid-February 2005, we launched our internally-developed CHARLOTTE™ Foot and Ankle System and transitioned our foot and ankle business from a line of products supplied by a third party vendor pursuant to a distribution agreement that expired in the first quarter of 2005. The CHARLOTTE™ Foot and Ankle System offers a complete range of options for the most common foot and ankle surgical needs and includes six products that feature advanced design elements for simplicity, versatility, and high performance. During the fourth quarter of 2004, we incurred approximately $2.9 million of costs as a result of this transition to write down our distributed foot and ankle implant inventory to its estimated net realizable value and accelerated depreciation on the related surgical instrumentation. The success of our CHARLOTTE™ Foot and Ankle system contributed significantly to the success of our extremity product line in 2005.
In June 2005, our premarket approval (PMA) application with the United States Food and Drug Administration (FDA) for our ADCON® Gel product was withdrawn by management. Based on the progress of the review to date, management determined that in order to adequately address all of the requests made by the FDA in connection with their review of this application, withdrawal of the filing at this time was appropriate. Management is evaluating whether to continue to pursue re-submission for this product. If re-submitted, there can be no assurance that the FDA will accept another submission for filing in a timely manner or at all.

In November 2005, we received marketing clearance from the FDA for our IGNITE® Bone Void Filler kits. This clearance was obtained based on satisfaction of the FDA’s requirements pursuant to a 510(k) premarket notification process that began with our submission of a 510(k). This submission was in response to the FDA’s clarification to all known manufacturers of DBM-containing products including us, that such products should be regulated under the medical device premarket notification provisions of the Food, Drug, and Cosmetic Act. As of December 31, 2005, all of the Company’s DBM-containing products currently produced and sold in the U.S. have received regulatory clearance.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the areas of reconstructive joints and biologic bone repair products. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in Item 1A of this report.
Net Sales and Expense Components
Net sales. We derive our net sales primarily from the sale of reconstructive joint devices and biologics products. An overview of our principal product lines is provided in “Executive Overview.”
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
Amortization of intangible assets. Our intangible assets consist of purchased intangibles related to completed technology, distribution channels and trademarks primarily resulting from our 1999 acquisition of Cremascoli, as well as distribution and product licenses, and non-compete agreements. We amortize intangible assets over periods ranging from 1 to 15 years.
Stock-based expense. We incur non-cash stock-based expenses as a result of the amortization of non-cash deferred compensation that is recorded in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This deferred compensation resulted following the issuance of stock options to employees and the sale of equity securities prior to the completion of our IPO when the estimated fair value of the securities was deemed, for financial reporting purposes, to have exceeded their respective exercise or sales price. Additionally, for stock-based incentives granted to consultants, we defer and amortize the fair value of such grants as calculated pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Deferred compensation is amortized on a straight-line basis over the respective vesting periods of the stock-based incentives, which is generally four years, and we immediately expense all non-cash stock-based compensation associated with the issuance of equity where no vesting restrictions apply.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R), which requires the recognition of compensation expense for the fair value of share-based transactions. The fair value must be determined as of the date of grant using a valuation model such as Black-Scholes or a lattice model. The resulting compensation will be recognized over the service period. In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. This amendment modified the effective date of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, we adopted SFAS No. 123R effective January 1, 2006. Although management’s evaluation of SFAS No. 123R is not complete, we estimate that the amount of non-cash stock-based compensation that we will record in 2006 pursuant to the adoption of SFAS No. 123R will be significant. The effect on our historical results of operations of expensing the fair value of stock options using the Black-Scholes model and the provisions of SFAS No. 123 is presented in Note 2 to our consolidated financial statements in Item 8 of this report.
Interest (income) expense, net. Interest (income) expense, net, consists primarily of interest on borrowings outstanding under our senior credit facility, capital lease agreements, and certain of our factoring agreements, as well as non-cash expenses associated with the amortization of deferred financing costs resulting from the origination of our senior credit facility. These expenses are offset by income generated by our invested cash balances and investments in marketable securities.
Provision for income taxes. We record provisions for income taxes on earnings generated by both our domestic and international operations. Historically, our effective tax rates have varied from our statutory tax rates primarily due to research and development credits and changes in estimates related to our valuation allowances recorded against our net deferred tax assets.

Results of Operations
Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2005		2004
		% of		% of
	Amount	Sales	Amount	Sales
Net sales	$319,137	100.0%	$297,539	100.0%
Cost of sales	91,740	28.7%	84,183	28.3%

Gross profit	227,397	71.3%	213,356	71.7%
Operating expenses:
Selling, general and administrative	166,916	52.3%	151,144	50.8%
Research and development	22,283	7.0%	18,421	6.2%
Amortization of intangible assets	4,250	1.3%	3,889	1.3%
Stock-based expense	467	0.1%	1,489	0.5%

Total operating expenses	193,916	60.8%	174,943	58.8%

Operating income	33,481	10.5%	38,413	12.9%

Interest (income) expense, net	(176)	(0.1)%	1,064	0.4%
Other expense (income), net	237	0.1%	(74)	0.0%

Income before income taxes	33,420	10.5%	37,423	12.6%
Provision for income taxes	12,355	3.9%	13,401	4.5%

Net income	$21,065	6.6%	$24,022	8.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2005	2004	Change
Hip products	$109,267	$99,133	10.2%
Knee products	94,073	87,408	7.6%
Biologics products	62,358	62,070	0.5%
Extremity products	40,594	36,433	11.4%
Other	12,845	12,495	2.8%

Total net sales	$319,137	$297,539	7.3%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2005 and 2004:

2005	2004

Net sales. Our net sales growth in 2005 was primarily attributable to the success of our domestic reconstructive joint business, as our domestic hip, extremity and knee product lines grew by 18%, 12%, and 11%, respectively. Domestic net sales totaled $197.5 million in 2005 and $180.4 million in 2004, representing approximately 62% and 61% of total net sales in 2005 and 2004, respectively, and growth of 10%. International net sales totaled $121.6 million in 2005, a 4% increase as compared to net sales of $117.2 million in 2004. This increase in international sales is attributable to continued growth in our Asian markets, which was partially offset by declines in our Italian and French markets due to the transition of management and distribution personnel in Southern Europe.
Our hip product sales totaled $109.3 million in 2005, representing a 10% increase. Growth in our hip business in 2005 was primarily driven by our domestic markets, where total hip unit sales grew 13% as compared to 2004, reflecting the success of our CONSERVE® Total Implant with BFH™ Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. Additionally, we have continued to note favorable shifts in our sales mix to premium priced hard bearing procedures, which include our ceramic-on-ceramic and metal-on-metal products, which further contributed to our domestic growth. In our international markets, hips sales increased by 2% to $52.0 million, as increased sales, primarily in Japan, were mostly offset by declines in Italy.
Our extremity product sales increased to $40.6 million in 2005, representing growth of 11% over 2004, which is mainly attributable to increased unit sales of our EVOLVE® Modular Radial Head System and the successful mid-February 2005 launch of our CHARLOTTE™ Foot and Ankle system. Further contributing to our year-over-year growth were increased unit sales of our MICRONAIL™ intramedullary wrist fracture repair system and our LOCON-T® and LOCON™ VLS Distal Radius Plating Systems.
Sales of our knee products totaled $94.1 million in 2005, representing growth of 8% as compared to 2004. This increase was primarily driven by increased unit sales of our ADVANCE® knee systems due to enhanced minimally invasive surgery (MIS) instrumentation and broader acceptance of our ADVANCE® Double-High tibial insert. International knee sales growth in Asia and certain European markets was partially offset by declines in France and Italy.
Sales of our biologics products in 2005 totaled $62.4 million, and were relatively flat compared to prior year. The continued growth of our GRAFTJACKET® soft tissue repair and containment membranes in the U.S., as well as increased sales in Asia, were offset by declines of our DBM containing products in our domestic markets.
As we look ahead in 2006, we anticipate continued growth within our reconstructive joint business. In our knee business, we look forward to continuing success as our minimally invasive surgical instrumentation continues to gain acceptance in the U.S. In our hip business, we anticipate that the strength of our hip product portfolio, which consists of our innovative bone-conserving implants, advanced bearing surfaces and modular neck technology, will lead to continued success in the market. Our extremity business should continue to strengthen, driven mostly by our CHARLOTTE™ foot and ankle system, our EVOLVE® Modular Radial Head system and our wrist fracture repair products. Within biologics, we expect sales of our GRAFTJACKET® tissue repair and containment membranes to continue to expand.

Cost of sales. In 2005, our cost of sales as a percentage of net sales increased to 28.7% as compared to 28.3% in 2004. Cost of sales in 2005 included charges of approximately $1.5 million to write down inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe. Cost of sales in 2004 included charges of approximately $2.4 million to write down certain foot and ankle inventory to its net realizable value as a result of the transition to our CHARLOTTE™ foot and ankle system. The increase in cost of sales as a percentage of net sales is attributable to increased levels of fixed manufacturing costs and distribution costs, as well as shifts in our product line sales. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 52.3% in 2005, a 1.5 percentage point increase from 50.8% in 2004. This increase is primarily attributable to severance charges of approximately $1.6 million incurred during 2005 related to the transition of management in our U.S. and European operations, charges of approximately $1.5 million related to a European distributor transition and the related legal dispute, increased investments in sales and marketing initiatives, and higher levels of legal fees. These increases were partially offset by the favorable resolution in the second quarter of 2005 of two liabilities assumed as part of our December 1999 acquisition of Cremascoli, lower expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, reduced insurance costs, and the 2004 expenses related to our limited market withdrawal of certain CONSERVE® hip components and our foot and ankle product line transition.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses will increase as a percentage of net sales as we make strategic investments in order to grow our business, and as we record non-cash stock-based compensation pursuant to SFAS No. 123R.
Research and development. Our investment in research and development activities represented approximately 7.0% of net sales in 2005, as compared to 6.2% in 2004. The increase was driven by elevated levels of investments in product development initiatives and increases in clinical and regulatory spending. Our key product launches in 2005 included our CHARLOTTE™ Foot and Ankle System and our CONSERVE® BFH Advance Metal.
For 2006, we anticipate that our research and development expenditures will increase as a percentage of net sales and in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products, and as we record non-cash stock-based compensation pursuant to SFAS No. 123R.
Amortization of intangible assets. Non-cash charges associated with amortization of intangible assets totaled $4.3 million in 2005 versus $3.9 million in 2004. Based on the intangible assets held at December 31, 2005, we expect to amortize approximately $4.0 million in 2006, $3.0 million in 2007, $2.7 million in 2008, $2.4 million in 2009 and $350,000 in 2010.
Stock-based expense. We recognized $467,000 and $1.5 million of non-cash stock-based expense during 2005 and 2004, respectively. This decrease is due to lower levels of amortization of deferred compensation related to options issued prior to our initial public offering in 2001.
Interest (income) expense, net. Interest (income) expense, net, consists of interest expense of approximately $1.9 million during both 2005 and 2004, primarily from borrowings under our senior credit facility, capital lease agreements, and certain of our factoring agreements, offset by interest income of approximately $2.0 million and $850,000 during 2005 and 2004, respectively, generated by our invested cash balances and investments in marketable securities. The increase in interest income is attributable to our investments in marketable securities during 2005. These investments are discussed further in Note 2 to our consolidated financial statements in Item 8 of this report.

Provision for income taxes. We recorded tax provisions of $12.4 million and $13.4 million in 2005 and 2004, respectively. Our effective tax rate for 2005 and 2004 was approximately 37% and 36%, respectively, which reflects the impact of research and development credits, changes in estimates related to the valuation allowances recorded against our deferred tax assets and, in 2005, the impact of the domestic manufacturers’ deduction included within the American Jobs Creation Act of 2004.
We expect our 2006 effective tax rate to be significantly higher than our historical effective tax rates as a result of the expense we will be required to record under the provisions of SFAS 123R. A significant portion of the non-cash stock-based compensation that we will recognize may not be deductible under U.S. and foreign tax regulations. We cannot reasonably estimate our overall effective tax rate for 2006, as we are unable to reasonably estimate the amount of future stock option grants and the related expense that will ultimately be deductible for tax purposes.
Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2004		2003
		% of		% of
	Amount	Sales	Amount	Sales
Net sales	$297,539	100.0%	$248,932	100.0%
Cost of sales	84,183	28.3%	67,815	27.2%

Gross profit	213,356	71.7%	181,117	72.8%
Operating expenses:
Selling, general and administrative	151,144	50.8%	127,612	51.3%
Research and development	18,421	6.2%	16,151	6.5%
Amortization of intangible assets	3,889	1.3%	3,562	1.4%
Stock-based expense	1,489	0.5%	2,068	0.8%
Acquired in-process research and development costs	—	—	4,558	1.8%

Total operating expenses	174,943	58.8%	153,951	61.8%

Operating income	38,413	12.9%	27,166	10.9%

Interest expense, net	1,064	0.4%	1,107	0.4%
Other income, net	(74)	0.0%	(1,060)	(0.4)%

Income before income taxes	37,423	12.6%	27,119	10.9%
Provision for income taxes	13,401	4.5%	9,722	3.9%

Net income	$24,022	8.1%	$17,397	7.0%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2004	2003	Change
Hip products	$99,133	$78,071	27.0%
Knee products	87,408	78,338	11.6%
Biologics products	62,070	50,056	24.0%
Extremity products	36,433	31,876	14.3%
Other	12,495	10,591	18.0%

Total net sales	$297,539	$248,932	19.5%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2004 and 2003:

2004	2003

Net sales. Net sales growth in 2004 was attributable to increased sales across all of our principal product lines, with significant contributions from hips and biologics which grew by 27% and 24%, respectively, and solid growth in our extremity and knee business which grew by 14% and 12%, respectively. Geographically, our domestic net sales totaled $180.4 million in 2004 and $152.9 million in 2003, representing approximately 61% of total net sales in both years and growth of 18%. Our international net sales totaled $117.2 million in 2004, a 22% increase as compared to net sales of $96.1 million in 2003. Our 2004 international net sales included a favorable currency impact of approximately $8.1 million when compared to 2003 net sales, principally resulting from the 2004 performance of the euro against the U.S. dollar. Our international growth was primarily driven by increased sales in our European and Asian markets, with expansion across all product lines.
From a product line perspective, our net sales growth for 2004 was attributable to increases in sales across all of our principal product lines. For 2004, we experienced growth of 27%, 24%, 14% and 12%, in our hip, biologics, extremity, and knee product lines, respectively. Our most significant growth drivers in 2004 were our hip and biologics product lines. During 2004, our 27% hip sales growth was attributable primarily to success in domestic markets, specifically driven by our CONSERVE® Total Implant with BFH™ Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. In our international markets, unit sales growth of our CONSERVE® Plus Resurfacing Implant and a favorable currency impact of $4 million both impacted the year over year sales increase. The growth of our biologics business in 2004 was primarily attributable to the continued favorable performance, in domestic markets, of our GRAFTJACKET® soft tissue repair and containment membranes combined with the performance of our ADCON® Gel product in international markets.
Cost of sales. Cost of sales as a percentage of net sales increased to 28.3% in 2004 from 27.2% in 2003. Approximately 0.8 percentage points of this increase was attributable to $2.4 million of costs incurred during the fourth quarter of 2004 to write down certain foot and ankle implant inventory to its net realizable value as a result of the transition of this product line to our CHARLOTTE™ Foot and Ankle System. The remaining increase as a percentage of sales was primarily attributable to higher levels of charges incurred for excess and obsolete inventories.
Operating expenses. Our total operating expenses decreased, as a percentage of net sales, by 3 percentage points to 58.8% in 2004. Operating expenses include selling, general and administrative expenses, research and development expenses, amortization of intangibles, stock-based expenses and, in 2003, acquired in-process research and development costs. The decrease in operating expenses was primarily driven by the 2003 charge of $4.6 million for in-process research and development. Further, our selling, general and administrative expenses as a percentage of net sales decreased by 0.5 percentage points, driven by lower royalty and commission expenses as a percentage of sales due to shifts in our geographic sales mix, which were partially offset by incremental corporate governance costs as well as charges associated with our limited market withdrawal of certain CONSERVE® hip components and our foot and ankle product line transition. Lower levels of stock-based expense also contributed to our year-over-year decrease in operating expenses as a percentage of net sales.

In-process research and development cost. Upon consummation of our acquisition of certain ADCON® Gel technology assets from Gliatech Inc. in March 2003, we immediately recognized as expense approximately $4.6 million in costs representing the estimated fair value of acquired in-process research and development (IPRD) that had not yet reached technological feasibility and had no alternative future use. See Note 3 to our consolidated financial statements in Item 8 of this report.
We engaged an independent third party to conduct a valuation of the intangible assets acquired. The value was determined by estimating the costs to develop the acquired IPRD into commercially viable products, estimating the resulting net cash flows from this project, and discounting the net cash flows back to their present values. An additional discount was applied to take into account the uncertainty surrounding the successful development and commercialization of the acquired IPRD. The resulting net cash flows from the project were based on management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. A summary of the estimates used to calculate the net cash flows for the project is as follows:

Year net cash
	in-flows	Discount rate including
	expected to	factor to account for
Project	begin	uncertainty of success	Acquired IPRD
ADCON® Gel	2004	32.3%	$4,558,000
ADCON® Gel products are designed to reduce adhesion formation following lumbar spine (ADCON®-L Gel) and peripheral tendon/nerve (ADCON®-T/N Gel) procedures, thus reducing or eliminating post-operative pain. Both ADCON®-L Gel and ADCON®-T/N Gel are commercially available internationally, but are currently not available for sale in the U.S. ADCON®-L Gel had previously received regulatory clearance from the FDA in 1998. In 2000, the FDA determined that the provisions of its Application Integrity Policy (AIP) would be applied to Gliatech due to violations of Good Clinical Practices in the conduct, analysis, and reporting of data specific to the U.S. Clinical Study of ADCON®-L Gel. In 2003, the FDA lifted the AIP status of Gliatech, which subsequently allowed us, as the new owner of the technology, to present the FDA with clinical data intended to support the return of ADCON®-L Gel to the U.S. market. However, in 2005, our PMA application with the FDA for our ADCON® Gel product was withdrawn by management. Management is considering whether to continue to pursue re-submission for this product. If re-submitted, there can be no assurance that the FDA will accept another submission for filing in a timely manner or at all.
We may use portions of our existing cash to continue to develop the acquired IPRD into commercially viable products. This development would consist primarily of the completion of all clinical evaluation testing activities and regulatory approvals that are necessary to establish the safety and efficacy of the products and to market them in the U.S. Bringing the acquired IPRD to market could also include testing the products for compatibility and interoperability with commercially viable products. Due to the history of the ADCON® Gel products with the FDA, we are unable to estimate the extent of research and development activities that will be necessary to develop these products into commercially viable products.
Provision for income taxes. Our effective tax rate for both 2004 and 2003 was approximately 36%, which reflects the impact of research and development credits and changes in estimates related to the valuation allowances recorded against our deferred tax assets.
Seasonal Nature of Business
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

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2005	2004
Cash and cash equivalents	$51,277	$83,470
Short-term marketable securities	25,000	—
Working capital	196,126	189,803
Line of credit availability	59,878	59,708
During 2005, we invested $25 million of our excess cash balance in short-term marketable debt securities in order to increase our rate of return, resulting in a decrease in our cash and cash equivalents. Specifically, our investments in marketable securities at December 31, 2005, are available for redemption through an auction process every 21 or 49 days from initial purchase. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these investments will have an impact on our overall liquidity position.
Operating Activities. Cash provided by operating activities totaled $5.3 million in the 2005, as compared to $37.4 million in 2004 and $40.1 million in 2003. The decrease in cash provided by operating activities in 2005 is primarily attributable to $25 million of cash invested in marketable securities and increased payments for estimated income taxes of approximately $8.8 million. Cash provided by operating activities in 2004 benefited from the profitability of our business and working capital management, which resulted primarily from improved collection of our outstanding receivables during 2004, which was offset by increased investments in new product inventory in order to prepare for anticipated product launches, as well as an increase of approximately $3.9 million for estimated tax payments.
Investing Activities. Our capital expenditures totaled approximately $30.4 million in 2005, $18.3 million in 2004, and $18.1 million in 2003. The increase in 2005 is primarily related to investments in minimally invasive surgical instrumentation for our hip and knee businesses. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $30 million in total for 2006 for routine capital expenditures.
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
Financing Activities. During 2005, we made $5.0 million in scheduled payments related to borrowings under our senior credit facility and approximately $2.1 million in payments related to our long-term capital leases. These payments were offset by proceeds of $2.9 million from the issuance of common stock under our stock-based compensation plans. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting purposes. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our consolidated statements of cash flows. The proceeds received under these agreements in 2005, 2004, and 2003 totaled approximately $8.0 million, $10.7 million, and $4.7 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $9.2 million and $10.8 million in 2005 and 2004, respectively. We recorded obligations of $3.5 million and $5.2 million for the amount of receivables factored under these agreements as of December 31, 2005 and 2004, respectively, which are included within “Accrued expenses and other current liabilities” in our consolidated balance sheet.
In 2006, our debt payments will total $3.8 million based on the terms of our senior credit facility. Additionally, we will make continued payments under our long-term capital leases, including interest, of approximately $2.0 million in 2006. We anticipate that our factoring program in Italy will continue; however, the level and extent of the amounts factored under the agreement and the ultimate amount of proceeds received under the program cannot be predicted.

Therefore, we are unable to predict the ultimate amount of proceeds that will be received in 2006 related to these factoring agreements.
Contractual Cash Obligations. At December 31, 2005, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
				2009-	After
	Total	2006	2007-2008	2010	2010
Amounts reflected in balance sheet:
Notes payable	$3,750	$3,750	$—	$—	$—
Capital lease obligations (1)	3,858	2,008	1,578	266	6

Amounts not reflected in balance sheet:
Operating leases	14,407	6,167	6,492	986	762
Purchase obligations	5,160	5,160	—	—	—
Royalty and consulting agreements	6,317	3,369	861	760	1,327

Total contractual cash obligations	$33,492	$20,454	$8,931	$2,012	$2,095

(1)	Payments include amounts representing interest
Our senior credit facility, which we entered into in August 2001, has a five-year term and consists of $20 million in term loans, with an unpaid balance of approximately $3.8 million at December 31, 2005, and a revolving loan facility of up to $60 million. Borrowings under the senior credit facility are guaranteed by all of our subsidiaries and are collateralized by all of the assets of Wright Medical Technology, Inc., our wholly-owned subsidiary. The credit facility contains customary covenants including, among other things, restrictions on our ability to pay cash dividends, prepay debt, incur additional debt and sell assets. The credit facility also requires us to maintain certain financial covenants, including a specified consolidated leverage (or debt-to-equity) ratio and a specified consolidated fixed charge coverage ratio. In the event that we violate any covenants, we could be required to repay the remaining balance of the debt. Additionally, should we be required to repay the loan before its scheduled maturity, we would incur a charge to operating income for unamortized financing costs. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of 0.75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio, with a current annual rate of 5.7%.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2005. The minimum lease payments related to these leases are discussed further in Note 8 to our consolidated financial statements contained in Item 8 of this report.
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancellable operating leases primarily for certain equipment and office space. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2005. These future payments are subject to foreign currency exchange rate risk. In accordance with accounting principles generally accepted in the U.S., our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 15 to our consolidated financial statements contained in Item 8 of this report.
Our purchase obligations reflected in the table above consist of minimum purchase obligations related to certain supply agreements. The royalty and consulting agreements in the above table represent minimum payments to consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2005. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 15 to our consolidated financial statements contained in Item 8 of this report.

In addition to the contractual cash obligations discussed above, all of our domestic sales and a portion of our international sales are subject to commissions based on net sales, and a substantial portion of our global sales are subject to other royalties earned based on product sales. Further, under our factoring agreement in Italy, our liability for cash proceeds received of $3.5 million discussed in “Financing Activities” may be subject to repayment upon 15 days notice. None of these amounts are included in the table above.
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2001, we completed our IPO of 7,500,000 shares of common stock which generated $84.8 million in net proceeds. In 2002, we completed a secondary offering of 3,450,000 shares of common stock which generated $49.5 million in net proceeds.
In 2006, our senior credit facility will expire and it is our current intent to replace this credit facility with a new facility including a credit line equal to or greater than our current $60 million credit line. There can be no assurance that we will ultimately be able to replace our current credit facility with a new facility which includes a credit line of this level.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $51.3 million, our marketable securities balance of $25.0 million, and our expected cash flow from our 2006 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2006 of approximately $30 million, meet our contractual cash obligations in 2006, and fund any potential expansion of our current facilities or the construction of new facilities.
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

Approximately $170,000 and $90,000 of deferred revenue related to these types of agreements was recorded at December 31, 2005 and 2004, respectively.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $430,000 and $400,000 are included as a reduction of accounts receivable at December 31, 2005 and 2004, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically accurate estimate of the amount of accounts receivable that are ultimately collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly and as such, additional allowances may be required in future periods. Our accounts receivable balance for both 2005 and 2004 was $61.7 million, net of allowances for doubtful accounts of $2.0 million and $1.8 million, at December 31, 2005 and 2004, respectively.
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
Charges incurred for excess and obsolete inventory were $6.9 million, $5.8 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2004, charges incurred for excess and obsolete inventory included $2.4 million recorded to write down certain foot and ankle implant inventory to its net realizable value as a result of our transition to our CHARLOTTE™ Foot and Ankle System. In 2005, we incurred approximately $1.5 million in charges within cost of sales to write down inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe.
Goodwill and long-lived assets. We have approximately $7.8 million of goodwill recorded as a result of acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning, and resource allocation, we have determined that we have only one reporting unit for purposes of evaluating goodwill for impairment. The annual evaluation of goodwill impairment requires the use of estimates and assumptions to determine the fair value of our reporting unit using projections of future cash flows. Our estimates of future sales growth rates and operating margin can significantly affect the outcome of the impairment test. We performed our annual impairment test during the fourth quarter of 2005 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation/amortization is adjusted accordingly. Alternatively, should we determine that an asset has been impaired, an adjustment would be charged to income based on its fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
Product liability claims. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities and we believe our accruals are adequate. During 2004, we recorded $500,000 in product liability reserves for probable losses following our announcement of a voluntary market withdrawal of a limited number of metal acetabular hip cups intended for use in our CONSERVE® hip systems. Management developed this estimate and believes that the amount recorded is appropriate based on assumptions with respect to estimated patient claims related to the market withdrawal and the acceptance of such claims by our insurer. The nature of a market withdrawal and the associated claims are such that the claims will occur over an extended period of time. Our estimate includes an assumption for unasserted claims based on management’s industry experience with similar circumstances. While we believe that the amount recorded related to the market withdrawal is appropriate, it is possible that changes in assumptions related to potential claims or insurance coverage could have an adverse effect on our estimate. Our accrual for product liability claims was approximately $850,000 and $1.0 million at December 31, 2005 and 2004, respectively.
Accounting for income taxes. Our effective tax rate is based on income by tax jurisdiction, statutory rates and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. Management evaluates deferred tax assets on an ongoing basis and provides valuation allowances to reduce net deferred tax assets to the amount that is more likely than not to be realized.
We have recorded valuation allowances of $6.0 million and $6.8 million as of December 31, 2005 and 2004, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carry forward of certain net operating losses and general business tax credits.
We operate within numerous taxing jurisdictions. We are subject to regulatory review or audit in virtually all of those jurisdictions and those reviews and audits may require extended periods of time to resolve. Management makes use of all available information and makes reasoned judgments regarding matters requiring interpretation in establishing tax expense, liabilities and reserves. We believe adequate provisions exist for income taxes for all periods and jurisdictions subject to review or audit.
Impact of Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (SFAS No. 151). SFAS No. 151 will no longer allow companies to capitalize inventory costs on their balance sheet when the production defect rate varies significantly from the expected rate. All abnormal freight, handling and material waste will be treated as period expenses. Additionally, SFAS No. 151 requires that a facility’s fixed production overhead be charged to inventory based on a range of “normal” capacity. If the production level is abnormally low, unallocated overhead should be charged to current period expense. SFAS No. 151 is required to be adopted for annual periods beginning after June 15, 2005; accordingly, we will adopt SFAS No. 151 effective January 1, 2006. We do not believe that the impact of this standard will have a material impact on our results of operations or financial statements.
In December 2004, the FASB issued SFAS No. 123R, which requires the recognition of compensation expense for the fair value of share-based transactions. In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. This amendment modified the effective dates of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R effective January 1, 2006. We further describe this pronouncement and its anticipated impact on our results of operations in “Net Sales and Expense Components – Stock-based expense.” The effect of expensing the fair value of stock options using the Black-Scholes model and the provisions of SFAS No. 123 on our historical results of operations is presented in Note 2 to our consolidated financial statements in Item 8 of this report.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 31, 2005, we had borrowings of $3.8 million under our credit facility which are subject to a variable annual interest rate, which is currently 5.7% per year. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, a 10% increase in the interest rate of all such borrowings would cause us to incur an increase in interest expense of approximately $21,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 33% of our total net sales were denominated in foreign currencies during the years ended December 31, 2005 and 2004, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from European Union countries and are denominated in the euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro and the Japanese yen. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro and the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 2 to our consolidated financial statements in Item 8 of this report, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

Item 8. Financial Statements and Supplementary Data.
Wright Medical Group, Inc.
Consolidated Financial Statements
for the Years Ended December 31, 2005, 2004, and 2003
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wright Medical Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Wright Medical Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Wright Medical Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Wright Medical Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Memphis, Tennessee
February 27, 2006

Wright Medical Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$51,277	$83,470
Marketable securities	25,000	—
Accounts receivable, net	61,729	61,662
Inventories	82,381	76,269
Prepaid expenses	11,025	4,822
Deferred income taxes	24,218	24,082
Other current assets	4,751	4,717

Total current assets	260,381	255,022

Property, plant and equipment, net	81,206	70,207
Goodwill	7,829	8,845
Intangible assets, net	12,724	17,140
Deferred income taxes	8,217	8,873
Other assets	1,453	1,071

Total assets	$371,810	$361,158

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,572	$13,969
Accrued expenses and other current liabilities	45,055	44,919
Current portion of long-term obligations	5,628	6,331

Total current liabilities	64,255	65,219
Long-term obligations	1,728	5,952
Deferred income taxes	151	26
Other liabilities	13,668	13,892

Total liabilities	79,802	85,089

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized - 100,000,000; shares issued and outstanding – 34,175,696 in 2005, 33,850,202 in 2004	342	339
Additional paid-in capital	274,312	269,944
Deferred compensation	—	(188)
Accumulated other comprehensive income	11,957	21,642
Accumulated income (deficit)	5,397	(15,668)

Total stockholders’ equity	292,008	276,069

	$371,810	$361,158

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$319,137	$297,539	$248,932
Cost of sales	91,740	84,183	67,815

Gross profit	227,397	213,356	181,117
Operating expenses:
Selling, general and administrative	166,916	151,144	127,612
Research and development	22,283	18,421	16,151
Amortization of intangible assets	4,250	3,889	3,562
Stock-based expense[1]	467	1,489	2,068
Acquired in-process research and development costs	—	—	4,558

Total operating expenses	193,916	174,943	153,951

Operating income	33,481	38,413	27,166
Interest (income) expense, net	(176)	1,064	1,107
Other expense (income), net	237	(74)	(1,060)

Income before income taxes	33,420	37,423	27,119
Provision for income taxes	12,355	13,401	9,722

Net income	$21,065	$24,022	$17,397

Net income per share (Note 12):
Basic	$0.62	$0.72	$0.53

Diluted	$0.60	$0.68	$0.50

Weighted-average number of shares outstanding – basic	33,959	33,391	32,857

Weighted-average number of shares outstanding – diluted	35,199	35,317	34,561

[1]	Amounts presented as non-cash stock-based expense consist of the following for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Cost of sales	$12	$68	$107
Selling, general and administrative	449	1,364	1,875
Research and development	6	57	86

	$467	$1,489	$2,068

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$21,065	$24,022	$17,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,895	17,278	13,948
Amortization of deferred financing costs	262	261	261
Amortization of intangible assets	4,250	3,889	3,562
Deferred income taxes	(329)	5,068	4,565
Stock-based expenses	467	1,489	2,068
In-process research and development costs	—	—	4,558
Other	1,386	623	275
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,177)	(3,811)	(11,359)
Inventories	(9,364)	(7,861)	(3,466)
Marketable securities	(25,000)	—	—
Other current assets	(6,062)	(3,223)	(676)
Accounts payable	647	(849)	3,153
Accrued expenses and other liabilities	5,251	479	5,779

Net cash provided by operating activities	5,291	37,365	40,065

Investing activities:
Capital expenditures	(30,356)	(18,316)	(18,116)
Purchase of tangible and intangible assets (Note 3)	(1,227)	(161)	(7,799)
Other	—	49	71

Net cash used in investing activities	(31,583)	(18,428)	(25,844)

Financing activities:
Issuance of common stock	2,930	4,056	1,678
Financing under factoring agreements, net	(1,208)	(29)	4,680
Payments of bank and other financing	(7,101)	(6,332)	(5,844)

Net cash (used in) provided by financing activities	(5,379)	(2,305)	514

Effect of exchange rates on cash and cash equivalents	(522)	267	463
Net (decrease) increase in cash and cash equivalents	(32,193)	16,899	15,198
Cash and cash equivalents, beginning of period	83,470	66,571	51,373

Cash and cash equivalents, end of period	$51,277	$83,470	$66,571

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2003, 2004 and 2005
(In thousands, except share data)

	Common Stock, Voting
						Accumulated
			Additional	Accumulated		Other	Total
	Number of		Paid-in	(Deficit)	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income	Compensation	Income	Equity

Balance at December 31, 2002	32,712,374	$327	$260,640	$(57,087)	$(3,164)	$4,283	$204,999
2003 Activity:
Net income	—	—	—	17,397	—	—	17,397
Foreign currency translation	—	—	—	—	—	11,392	11,392

Total comprehensive income							28,789
Issuance of common stock, net of costs	328,373	3	1,675	—	—	—	1,678
Tax benefit of employee stock option exercises	—	—	784	—	—	—	784
Stock-based compensation	—	—	593	—	1,475	—	2,068
Forfeiture of stock options	—	—	(237)	—	237	—	—

Balance at December 31, 2003	33,040,747	$330	$263,455	$(39,690)	$(1,452)	$15,675	$238,318

2004 Activity:
Net income	—	—	—	24,022	—	—	24,022
Foreign currency translation	—	—	—	—	—	5,967	5,967

Total comprehensive income							29,989
Issuance of common stock, net of costs	809,455	9	4,047	—	—	—	4,056
Tax benefit of employee stock option exercises	—	—	2,217	—	—	—	2,217
Stock-based compensation	—	—	331	—	1,158	—	1,489
Forfeiture of stock options	—	—	(106)	—	106	—	—

Balance at December 31, 2004	33,850,202	$339	$269,944	$(15,668)	$(188)	$21,642	$276,069

2005 Activity:
Net income	—	—	—	21,065	—	—	21,065
Foreign currency translation	—	—	—	—	—	(9,685)	(9,685)

Total comprehensive income			—	—	—	—	11,380
Issuance of common stock, net of costs	325,494	3	2,927	—	—	—	2,930
Tax benefit of employee stock option exercises	—	—	1,162	—	—	—	1,162
Stock-based compensation	—	—	288	—	179	—	467
Forfeiture of stock options	—	—	(9)	—	9	—	—

Balance at December 31, 2005	34,175,696	$342	$274,312	$5,397	$—	$11,957	$292,008

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business:
Wright Medical Group, Inc. (the “Company”), through Wright Medical Technology, Inc. and other operating subsidiaries, is a global medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. The Company’s products are sold through a network of independent sales representatives in the United States (“U.S.”) and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the U.S. The Company promotes its products in over 60 countries with principal markets in the U.S., Europe, and Japan. The Company is headquartered in suburban Memphis, Tennessee.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, the evaluation of goodwill and long-lived assets, product liability claims and accounting for income taxes.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.
Marketable Securities. During 2005, the Company invested $25 million of its excess cash balance in marketable debt securities that are not considered cash equivalents. The Company classifies these debt securities as trading securities and includes these amounts as “Marketable Securities” in its consolidated balance sheet. The Company recognizes realized and unrealized gains or losses on the purchase or sale of these securities in the period incurred in the accompanying consolidated statement of operations. For the year ended December 31, 2005, the Company did not incur any realized or unrealized gains or losses related to these securities.
Inventories. The Company’s inventories are valued at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Inventory costs include material, labor costs and manufacturing overhead. The Company regularly reviews inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, the Company incurs charges to write down inventories to their net realizable value. The Company’s review of inventory for excess

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and obsolete quantities is based primarily on its estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred for excess and obsolete inventory were $6.9 million, $5.8 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, charges incurred for excess and obsolete inventory included $1.5 million recorded to write down certain inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe. In 2004, charges incurred for excess and obsolete inventory included $2.4 million recorded to write down certain foot and ankle implant inventory to its net realizable value as a result of the Company’s transition to the CHARLOTTE™ Foot and Ankle System from a line of products supplied by a third party vendor pursuant to a distribution agreement that expired in the first quarter of 2005.
Product Liability Claims. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. The Company has recorded at least the minimum estimated liability related to those claims where a range of loss has been established. The Company’s accrual for product liability claims was approximately $850,000 and $1.0 million at December 31, 2005 and 2004, respectively.
Property, Plant and Equipment. The Company’s property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is provided on a straight-line basis over the estimated useful lives based on the following categories:

Land improvements	15 to 25 years
Buildings	10 to 45 years
Machinery and equipment	3 to 20 years
Furniture, fixtures and office equipment	1 to 14 years
Surgical instruments	5 to 6 years
Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, we perform our annual impairment test in the fourth quarter. Accordingly, during the fourth quarter of 2005, the Company evaluated goodwill for impairment and determined that the fair values of its reporting unit exceeded its carrying value, indicating that goodwill was not impaired. Based on the Company’s single business approach to decision-making, planning, and resource allocation, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill for impairment.
The Company’s intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The weighted average amortization periods for completed technology, distribution channels, trademarks and licenses are 8 years, 10 years, 9 years, and 6 years, respectively. The weighted average amortization period of the Company’s intangible assets on a combined basis is 8 years.
Valuation of Long-Lived Assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. The Company accounts for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company evaluates impairment of its property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If it is determined that a change is required in the useful life of an asset, future depreciation/amortization is adjusted

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accordingly. Alternatively, should the Company determine that an asset is impaired, an adjustment would be charged to income based on its fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
Allowances for Doubtful Accounts. The Company experiences some credit loss on its accounts receivable and accordingly it must make estimates related to the ultimate collection of its accounts receivable. Specifically, management analyzes the Company’s accounts receivable, historical bad debt experience, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of its allowance for doubtful accounts.
The majority of the Company’s receivables are from hospitals, many of which are government funded. Accordingly, the Company’s collection history with this class of customer has been favorable. Historically, the Company has experienced minimal bad debts from its hospital customers and more significant bad debts from certain international distributors, typically as a result of specific financial difficulty or geo-political factors. The Company writes off receivables when it determines that the receivables are uncollectible, typically upon customer bankruptcy or the customer’s non-response to collection efforts. The Company’s allowance for doubtful accounts totaled $2.0 million and $1.8 million at December 31, 2005 and 2004, respectively.
Concentrations of Supply of Raw Material. The Company relies on a limited number of suppliers for the components used in the Company’s products. The Company’s reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. The Company relies on one supplier for the silicone elastomer used in the Company’s extremity products. The Company is aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Further, the Company relies on one supplier of ceramics for use in the Company’s hip products. In addition, for the Company’s biologics products, it presently depends on a single source for demineralized bone matrix (“DBM”) and cancellous bone matrix (“CBM”) materials. Two not-for-profit tissue banks supplied the Company with all of the DBM and CBM that it used in 2005 in its allograft products. Further, the Company relies on one supplier for its GRAFTJACKET® family of soft tissue repair and graft containment products, as well as one supplier for its ADCON® Gel products.
Income Taxes. Income taxes are accounted for pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The Company’s effective tax rate is based on income by tax jurisdiction, statutory rates and tax saving initiatives available to it in the various jurisdictions in which it operates. Significant judgment is required in determining the Company’s effective tax rate and evaluating its tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet.
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
The Company records revenues from sales to its stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. The Company’s distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations the Company has repurchase agreements with certain stocking distributors. Those certain agreements require the Company to repurchase a specified percentage of the inventory purchased by

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, the Company defers the applicable percentage of the sales. Approximately $170,000 and $90,000 of deferred revenue related to these types of agreements was recorded at December 31, 2005 and 2004, respectively.
The Company must make estimates of potential future product returns related to current period product revenue. The Company develops these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of approximately $430,000 and $400,000 is included as a reduction of accounts receivable at December 31, 2005 and 2004, respectively.
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
Foreign Currency Translation. The financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other expense (income), net.”
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
Stock-Based Compensation. At December 31, 2005, the Company has two stock-based employee compensation plans, which are described in Note 13. The Company accounts for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. Non-employee stock-based compensation is accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to non-cash stock-based employee compensation (in thousands, except per share amounts):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$21,065	$24,022	$17,397
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax effects	151	681	920
Less: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(12,972)	(8,626)	(4,334)

Pro forma net income	$8,244	$16,077	$13,983

Net income per share:
Basic, as reported	$0.62	$0.72	$0.53

Basic, pro forma	$0.24	$0.48	$0.43

Diluted, as reported	$0.60	$0.68	$0.50

Diluted, pro forma	$0.24	$0.47	$0.41

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), effective for interim or annual reporting periods beginning after June 15, 2005. SFAS No. 123R requires the recognition of compensation expense for the fair value of share-based transactions. The fair value must be determined as of the date of grant using a valuation model such as Black-Scholes or a binomial lattice model. In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. This amendment modified the effective dates of SFAS No. 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company adopted SFAS No. 123R effective January 1, 2006. Although management’s evaluation of SFAS No. 123R is not complete, the Company estimates that the amount of non-cash stock-based compensation that it will record in 2006 pursuant to the adoption of SFAS No. 123R will be significant. The effect on the Company’s historical results of operations of expensing the fair value of stock options using the Black-Scholes model and the provisions of SFAS No. 123 is presented in the table above. Note 13 provides information related to the Company’s assumptions in applying the Black-Scholes methodology to its option grants.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates the fair value of these financial instruments at December 31, 2005 and 2004 due to their short maturities or variable rates.
Derivative Instruments and Hedging Activities . The Company accounts for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Accordingly, all of the Company’s derivative instruments are recorded on the balance sheet as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
The Company employs a derivative program, which began in 2004, using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on its intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statement of operations.
The Company recorded net gains of approximately $1.5 million for the year ended December 31, 2005, and net losses of approximately $790,000 during the year ended December 31, 2004, on foreign currency contracts, which

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are included in “Other (income) expense, net” in the Company’s consolidated statements of operations. These gains and losses substantially offset translation losses and gains recorded on the Company’s intercompany receivable and payable balances, also included in “Other (income) expense, net.” At December 31, 2005 and 2004, the Company had no foreign currency contracts outstanding.
Supplemental Cash Flow Information. Cash paid for interest expense and income taxes was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest	$657	$717	$994
Income taxes	$17,057	$8,289	$4,411
During 2004, the Company favorably resolved certain income tax contingencies associated with the Company’s acquisition of Cremascoli, resulting in a decrease in goodwill of approximately $3.0 million. Additionally, the Company entered into capital leases of approximately $1.6 million, $1.1 million, and $630,000 during 2005, 2004, and 2003, respectively.
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation.
Recent Pronouncements. In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 will no longer allow companies to capitalize inventory costs on their balance sheet when the production defect rate varies significantly from the expected rate. All abnormal freight, handling and material waste will be treated as period expenses. Additionally, SFAS No. 151 requires that a facility’s fixed production overhead be charged to inventory based on a range of “normal” capacity. If the production level is abnormally low, unallocated overhead should be charged to current period expense. SFAS No. 151 is required to be adopted for annual periods beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 151 effective January 1, 2006. Management does not believe that the impact of this statement will have a material impact on the Company’s results of operations or financial statements.
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
In June 2005, the Company’s pre-market approval application (PMA) with the United States Food and Drug Administration (“FDA”) for the ADCON® Gel product was withdrawn. Based on the progress of the review to date, the Company determined that in order to adequately address the requests made by the FDA in connection with the review of the application, withdrawal of the filing at this time is appropriate. The Company is evaluating whether to continue to pursue re-submission. If re-submitted, there can be no assurance that the FDA will accept another submission in a timely manner or at all.
4. Inventories:
Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$4,186	$3,373
Work-in-process	14,417	14,306
Finished goods	63,778	58,590

	$82,381	$76,269

5. Property, Plant and Equipment:
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Land and land improvements	$2,329	$1,944
Buildings	8,458	8,773
Machinery and equipment	33,530	31,849
Furniture, fixtures and office equipment	29,193	25,444
Construction in progress	2,654	2,284
Surgical instruments	72,088	56,963

	148,252	127,257
Less: Accumulated depreciation	(67,046)	(57,050)

	$81,206	$70,207

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2005	2004
Land and land improvements	$235	$269
Buildings	3,018	3,247
Machinery and equipment	6,346	8,103
Furniture, fixtures and office equipment	2,309	2,135

	11,908	13,754
Less: Accumulated depreciation	(5,663)	(5,940)

	$6,245	$7,814

Depreciation expense approximated $17.9 million, $17.3 million, and $13.9 million for the years ended December 31, 2005, 2004, and 2003, respectively, and included amortization of assets under capital leases.
6. Goodwill and Intangible Assets:
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2005 are as follows (in thousands):

Goodwill, at December 31, 2004	$8,845
Less: Foreign currency translation	(1,016)

Goodwill, at December 31, 2005	$7,829

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$18,173	$10,908	$20,797	$10,399
Completed technology	5,243	2,353	5,348	1,733
Licenses	2,756	1,847	2,683	1,538
Trademarks	657	230	657	152
Other	4,014	2,781	3,303	1,826

	30,843	$18,119	32,788	$15,648

Less: Accumulated amortization	(18,119)		(15,648)

Intangible assets, net	$12,724		$17,140

Based on the intangible assets held at December 31, 2005, we expect to amortize approximately $4.0 million in 2006, $3.0 million in 2007, $2.7 million in 2008, $2.4 million in 2009 and $350,000 in 2010.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Expenses and Other Current Liabilities:
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Employee benefits	$10,873	$11,476
Advances from factoring arrangement	3,547	5,242
Royalties	4,455	4,664
Taxes other than income	5,604	4,120
Commissions	3,982	3,818
Professional fees	3,994	3,129
Purchased technology	1,500	1,500
Legal	1,429	1,153
Other	9,671	9,817

	$45,055	$44,919

8. Long-Term Obligations:
Long-term obligations consist of the following (in thousands):

	December 31,
	2005	2004
Notes payable	$3,750	$8,750
Capital lease obligations	3,606	3,533

	7,356	12,283
Less: current portion	(5,628)	(6,331)

	$1,728	$5,952

In August 2001, the Company entered into a five-year senior credit facility with a syndicate of commercial banks. This senior credit facility consists of $20 million in term loans and a revolving loan facility of up to $60 million. The Company had borrowings outstanding under the term loan of $3.8 million and $8.8 million at December 31, 2005 and 2004, respectively. The remaining balance under the term loan will be repaid in 2006 in accordance with the company’s credit agreement.
Borrowings under the senior credit facility are guaranteed by all of the Company’s subsidiaries and collateralized by all of the assets of Wright Medical Technology, Inc., the Company’s wholly-owned subsidiary. The credit facility contains customary covenants including, among other things, restrictions on the ability to pay cash dividends, prepay debt, incur additional debt and sell assets. The credit facility also requires the Company to maintain certain financial covenants, including a specified consolidated leverage (or debt-to-equity) ratio and a specified consolidated fixed charge coverage ratio. In the event that the Company violates any covenants, it could be required to repay the remaining balance of the debt. Additionally, should the Company be required to repay the loan before its scheduled maturity, a charge to operating income for unamortized financing costs would be incurred. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of 0.75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the consolidated leverage ratio, with a current annual rate of 5.7%.
At December 31, 2005, the Company had availability under committed credit facilities, after considering outstanding letters of credit, totaling $59.9 million.
As discussed in Note 5, the Company has acquired certain property and equipment pursuant to capital leases. These leases have various maturity dates ranging from one to seven years with interest rates ranging from 4.0% to 8.9%. At December 31, 2005, future minimum lease payments under capital lease obligations, together with the present value

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the net minimum lease payments, are as follows (in thousands):

2006	$2,008
2007	1,179
2008	399
2009	172
2010	94
Thereafter	6

Total minimum payments	3,858
Less amount representing interest	(252)

Present value of minimum lease payments	3,606
Current portion	(1,878)

Long-term portion	$1,728

9. Other Long-Term Liabilities:
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued income taxes payable	$13,045	$12,951
Other	623	941

	$13,668	$13,892

10. Capital Stock:
Common Stock. The Company is authorized to issue up to 100,000,000 shares of voting common stock. The Company has 65,824,304 shares of voting common stock available for future issuance at December 31, 2005.
Warrants. In connection with the December 1999 recapitalization, the Company issued warrants to stockholders and certain employees to purchase an aggregate of 727,276 shares of the Company’s common stock at an exercise price of $4.35 per share. The warrants were exercisable at any time after issuance and, unless exercised, expired five years from the date of issuance. During the years ended December 31, 2004 and 2003, warrants for 353,209 and 6,691 shares were exercised, respectively. All warrants were exercised as of December 31, 2004.
11. Income Taxes:
The components of the Company’s income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$43,588	$40,437	$25,675
Foreign	(10,168)	(3,014)	1,444

Income before income taxes	$33,420	$37,423	$27,119

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current provision:
Domestic:
Federal	$9,777	$12,815	$3,080
State	1,709	811	203
Foreign	1,385	4,401	1,404
Deferred provision (benefit):
Domestic:
Federal	3,013	(197)	4,313
State	605	803	1,098
Foreign	(4,134)	(5,232)	(376)

Total provision for income taxes	$12,355	$13,401	$9,722

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State tax provision	5.3%	4.8%	4.4%
Change in valuation allowance	(1.2%)	(3.1%)	4.5%
Meals and entertainment limitation	1.5%	1.0%	1.2%
Research and development credit	(2.3%)	(2.6%)	(9.9%)
Tax exempt interest	(1.2%)	—	—
Other, net	(0.1%)	0.7%	0.7%

Total	37.0%	35.8%	35.9%

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Operating loss carryforwards	$13,924	$13,755
General business credit carryforward	2,341	2,309
Alternative minimum tax credits	—	621
Reserves and allowances	18,031	19,399
Amortization	5,230	5,660
Other	11,856	11,718
Valuation allowance	(5,964)	(6,820)

Total deferred tax assets	45,418	46,642

Deferred tax liabilities:
Depreciation	6,205	4,523
Acquired intangible assets	2,661	3,767
Other	4,297	5,570

Total deferred tax liabilities	13,163	13,860

Net deferred tax assets	$32,255	$32,782

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provisions for federal income taxes are not made on the undistributed earnings of foreign subsidiaries when earnings are considered permanently invested. Deferred taxes are not provided for temporary differences related to earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. At December 31, 2005, the Company did not have undistributed earnings of foreign subsidiaries, as total earnings from these subsidiaries have been offset by losses.
At December 31, 2005, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $15.2 million, which expire in 2017 and 2018. Additionally, the Company had general business credit carryforwards of approximately $2.3 million, which expire beginning in 2007 and extending through 2016. At December 31, 2005, the Company had foreign net operating loss carryforwards of approximately $25.4 million, of which $4.5 million expires beginning in 2009 and extending through 2015.
Certain of the Company’s U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. The Company maintains valuation allowances for these net operating losses and tax credit carryforwards that are expected to expire unused due to these limitations.
12. Earnings Per Share:
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
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Weighted-average number of common shares outstanding — basic	33,959	33,391	32,857
Common stock equivalents	1,240	1,926	1,704

Weighted-average number of common shares outstanding — diluted	35,199	35,317	34,561

For the years ended December 31, 2005, 2004 and 2003, options to purchase approximately 2.7 million, 1.7 million and 671,000, respectively, shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. These stock options were antidilutive because the exercise price of the options was greater than the average market price of common stock for the respective period.
13. Stock Option Plans:
At December 31, 2004, the Company has two stock-based incentive plans, which are described below. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plan. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant.
Equity Incentive Plan
On December 7, 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, and May 12, 2005. The Plan authorizes the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company to grant options to purchase up to 9,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually in each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in July 2001 became options to purchase the Company’s common stock. Those options were immediately exercisable upon their issuance. All the options issued under the plan expire after ten years.
The weighted-average fair value of the Company’s options granted in 2005, 2004 and 2003 was $11.59 per share, $17.39 per share and $12.96 per share, respectively. The fair value of these options is estimated on the date of grant using the Black-Scholes methodology required by SFAS No. 123 for publicly traded companies. In applying the Black-Scholes methodology to the option grants, the Company used the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.0% - 4.5%	4.0% - 4.8%	3.6% - 4.3%
Expected option life	7 years	7 years	7 years
Expected price volatility	39.8%	50.1%	54.3%
The assumed forfeiture rate was not material to the calculation. The Company does not assume a dividend yield as it has never declared or paid cash dividends on its common stock.
A summary of the Company’s stock option activity is as follows (shares in thousands):

	Common Stock
		Weighted Avg.
	Shares	Exercise Price
Outstanding at December 31, 2002	3,288	$7.58
Granted	1,333	21.80
Exercised	(309)	4.67
Forfeited or expired	(78)	7.25

Outstanding at December 31, 2003	4,234	$12.28
Granted	2,458	30.61
Exercised	(505)	7.53
Forfeited or expired	(359)	24.34

Outstanding at December 31, 2004	5,828	$19.68
Granted	1,819	23.82
Exercised	(314)	8.61
Forfeited or expired	(1,145)	30.01

Outstanding at December 31, 2005	6,188	$19.55

As of December 31, 2005, there were 1,840,764 options available for future issuance.
In 2005, 2004, and 2003, the Company granted certain independent distributors common stock options for a total of 42,100, 19,900 and 16,750 shares, respectively, under the Plan. The distributors were given options to purchase common stock, exercisable in 25% increments on the first through fourth anniversaries of the date of grant, at a weighted-average exercise price of $25.09, $32.56 and $16.31 per share in 2005, 2004, and 2003, respectively. The options expire after ten years.
In connection with the distributor stock grants discussed above and the issuance of certain stock options to employees and distributors, the Company incurred non-cash stock-based compensation representing the fair value of the stock and stock options granted to distributors, and for employee stock options to the extent the fair value of the Company’s stock exceeded the exercise price of the stock option at the date of the grant. The Company recognizes this non-cash stock-based compensation over the respective vesting period, as appropriate. For the years ended

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003, non-cash stock-based expense of approximately $467,000 $1.5 million, and $2.1 million, respectively, was recorded in the accompanying statement of operations related to these stock options and stock grants.
A summary of the Company’s stock options outstanding and exercisable at December 31, 2005, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
		Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Number Outstanding	Contractual Life	Price	Exercisable	Price
$ 0.00 – $8.50	1,600	4.5	$4.97	1,600	$4.97
$ 8.51 – $16.00	79	6.7	15.16	53	15.16
$16.01 – $24.00	1,832	7.6	20.18	655	19.05
$24.01 – $32.00	2,541	8.5	27.63	574	28.20
$32.01 – $35.87	136	8.4	33.96	36	34.09

	6,188	7.2	$19.55	2,918	$13.24

Employee Stock Purchase Plan
On May 30, 2002, the Company and its shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the Company to issue up to 200,000 shares of common stock to its employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, the Company sold to employees 11,530, 8,792, and 12,777 shares in 2005, 2004, and 2003, respectively. The weighted-average fair value of those purchase rights granted in 2005, 2004, and 2003 was $6.93 per share, $9.04 per share, and $5.27 per share, respectively. As of December 31, 2005, there were 161,219 shares available for future issuance. In applying the Black-Scholes methodology to the purchase rights granted, the Company used the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.0% - 3.6%	1.9% - 2.8%	1.1% - 1.8%
Expected option life	6 months	6 months	6 months
Expected price volatility	39.8%	50.1%	54.3%
The assumed forfeiture rate was not material to the calculation. The Company does not assume a dividend yield as it has never declared or paid cash dividends on its common stock.
14. Employee Benefit Plans:
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, the Company matches voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in the Company’s contributions after three years of service with the Company. The Company’s expense related to the plan was approximately $940,000, $830,000, and $720,000 in 2005, 2004, and 2003, respectively.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Commitments and Contingencies:
Operating Leases. The Company leases certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $7.7 million, $6.2 million and $5.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2005 (in thousands):

2006	$6,167
2007	4,515
2008	1,977
2009	553
2010	433
Thereafter	762

$14,407

Royalty and Consulting Agreements. The Company has entered into various royalty and other consulting agreements with third party consultants. The Company incurred royalty and consulting expenses of $3.2 million, $5.2 million and $4.4 million during the years ended December 31, 2005, 2004, and 2003, respectively, under minimum contractual obligations that were contingent upon services. The amounts in the table below represent minimum payments to consultants that are contingent upon future services. These fees are accrued when it is deemed probable that the performance thresholds are met. Payments under these agreements for which the Company has not recorded a liability, are as follows at December 31, 2005 (in thousands):

2006	$3,369
2007	431
2008	430
2009	430
2010	330
Thereafter	1,327

$6,317

Portions of the Company’s payments for operating leases and royalty agreements are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2005. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations. The Company has entered into certain supply agreements for its products, which include minimum purchase obligations. During the years ended December 31, 2005, 2004, and 2003, the Company paid approximately $6.4 million, $6.4 million, and $6.8 million, respectively, under those supply agreements. The Company’s remaining purchase obligations under those supply agreements are approximately $5.2 million in 2006.
Portions of these payments are denominated in foreign currencies and were translated based on their respective U.S. dollar exchange rates at December 31, 2005. These future payments are subject to foreign currency exchange rate risk.
Legal Proceedings. In 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is recorded in “Accrued expenses and other current liabilities” in the consolidated balance sheet and is payable if certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. Believing that the contractual obligations for payment had not been met, the Company disputed whether the second payment and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against the Company in United States District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price and the royalties earned to date. In 2003, the trial court ruled in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in the consolidated balance sheet. In 2004, the Company appealed the trial court’s judgment to the United States Court of Appeals for the Seventh Circuit. In June 2005, the appeals court upheld the trial court’s ruling granting CERAbio summary judgment on certain of the Company’s counterclaims, but overruled the trial court’s ruling limiting the Company’s evidence that it could present at trial. The effect of this ruling was to grant the Company a new trial in this dispute, the date for which has been set as May 8, 2006. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position or results of operations.
In 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company has concluded that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. On October 12, 2005, the licensor invoked the dispute resolution procedure set forth in the license agreement which provides for a series of informal dispute resolution activities before a more formalized mechanism is invoked which could ultimately lead to a formal arbitration proceeding and potentially an appeal to enforce the judgment of an arbitration panel. The Company continues to believe that the required conditions were not satisfied upon reissuance, and therefore, no additional payment is due as a result of the reissuance. Accordingly, no provision has been made for this contingency as of December 31, 2005.
In 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against Howmedica’s claims and thus is vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that the Company’s products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of December 31, 2005. Management believes that the claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.
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
In 1993, prior to the December 1999 recapitalization and inception of the Company in its present form, the Predecessor Company acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
implants for worldwide distribution. The Predecessor Company was notified in 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. Based on the most recent plan of reorganization submitted to the court, it appears that the Predecessor Company would be considered an unsecured creditor and, under the terms of the plan, would receive 24% of any such claim as a cash payment with the remainder to be paid by a senior note due within ten years. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan. There can be no assurance that DCC will indemnify the Predecessor Company or the Company on any claims in the future. Although neither the Predecessor Company nor the Company maintains insurance for claims arising on products sold by DCC, the Company does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position or results of operations.
In February 2006, a trial court in France delivered a ruling that requires the Company to pay approximately $1.5 million to one of its French independent sales agents in satisfaction of a dispute, and that also returns control of the underlying sales territory back to the Company. Both parties have the right to appeal this judgment, and the ultimate resolution of this dispute could be an amount higher or lower than this amount. The Company has recorded approximately $1.5 million within “Accrued expenses and other current liabilities” in the consolidated balance sheet. Management believes that the amount recorded is appropriate based on the facts and circumstances of the underlying dispute. The Company does not believe that the ultimate resolution of this dispute will have a material adverse effect on its financial position or results of operations.
The Company is currently involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to any claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of December 31, 2005.
In addition to those noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect the results of operations or financial position of the Company.
16. Segment Data:
The Company has one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of reconstructive joint devices and biologics products. The Company’s geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Asia and Canada). Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.
Net sales of orthopaedic products by category and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net sales by product line:
Hips products	$109,267	$99,133	$78,071
Knee products	94,073	87,408	78,338
Biologics products	62,358	62,070	50,056
Extremity products	40,594	36,433	31,876
Other	12,845	12,495	10,591

Total	$319,137	$297,539	$248,932

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004	2003
Net sales by geographic region:
United States	$197,548	$180,380	$152,864
Europe	80,374	84,726	70,078
Other	41,215	32,433	25,990

Total	$319,137	$297,539	$248,932

Operating income (loss) by geographic region:
United States	$32,464	$31,209	$18,772
Europe	(5,633)	3,535	7,110
Other	6,650	3,669	1,284

Total	$33,481	$38,413	$27,166

	December 31,
	2005	2004
Long-lived assets:
United States	$58,237	$45,905
Europe	18,012	20,356
Other	4,957	3,946

Total	$81,206	$70,207

No single foreign country accounted for more than 10% of the Company’s total net sales during 2005, 2004 or 2003; however, Italy and France together represented approximately 12% of the Company’s total net sales in 2005, and 16% of the Company’s total net sales in both 2004 and 2003.
During the year ended December 31, 2005, the Company’s European geographic region incurred charges of approximately $1.5 related to the write down of certain inventory due to the termination of an agreement to distribute certain third party spinal products in Europe, charges of approximately $1.5 million associated with a European distributor transition and the associated legal dispute, and charges of approximately $800,000 for severance costs associated with management changes.
17. Quarterly Results of Operations (unaudited):
The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2005 and 2004, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$82,601	$82,789	$73,479	$80,268
Cost of sales	22,777	24,358	20,263	24,342

Gross profit	59,824	58,431	53,216	55,926
Operating expenses:
Selling, general and administrative	41,668	39,183	40,045	46,020
Research and development	4,897	5,699	5,904	5,783
Amortization of intangible assets	1,059	1,040	1,020	1,131
Stock-based expense	212	119	65	71

Total operating expenses	47,836	46,041	47,034	53,005

Operating income	$11,988	$12,390	$6,182	$2,921

Net income	$7,269	$7,767	$3,986	$2,043

Net income per share, basic	$0.21	$0.23	$0.12	$0.06

Net income per share, diluted	$0.21	$0.22	$0.11	$0.06

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$74,917	$75,616	$69,299	$77,707
Cost of sales	20,386	21,383	19,998	22,416

Gross profit	54,531	54,233	49,301	55,291
Operating expenses:
Selling, general and administrative	37,134	37,714	36,611	39,685
Research and development	4,982	4,524	4,302	4,613
Amortization of intangible assets	942	928	975	1,044
Stock-based expense	424	465	271	329

Total operating expenses	43,482	43,631	42,159	45,671

Operating income	$11,049	$10,602	$7,142	$9,620

Net income	$6,614	$6,688	$4,430	$6,290

Net income per share, basic	$0.20	$0.20	$0.13	$0.19

Net income per share, diluted	$0.19	$0.19	$0.13	$0.18

The Company’s net income for the fourth quarter of 2005 included the after-tax effects of approximately $1.7 million of costs incurred related to management changes in the Company’s U.S. and European operations, approximately $1.6 million of charges related to the termination of an agreement to distribute certain third party spinal products in Europe, approximately $1.5 million of charges related to a European distributor transition and the associated legal dispute, and approximately $700,000 of charges to write-down a long-lived asset to its fair value.
The Company’s net income for the third quarter of 2004 included the after-tax effect of approximately $800,000 of costs associated with the voluntary market withdrawal of certain CONSERVE® hip components. The Company’s net income for the fourth quarter of 2004 included the after-tax effect of approximately $2.9 million of charges associated with the Company’s foot and ankle product line transition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2006.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2006.
Item 13. Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2006.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this report.
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-2 of this report.
Index to Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of December 7, 1999, among Wright Medical Technology, Inc., Warburg, Pincus Equity Partners, LP, Wright Acquisition Corp., Inc., and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.). (1)

2.2	ADCON Asset Purchase and Intellectual Property Assignment Agreement dated as of December 23, 2002, between Wright Medical Technology, Inc. and Gliatech Inc., as amended by First Amendment to Asset Purchase and Intellectual Property Assignment Agreement dated as of December 31, 2002, between Wright Medical Technology, Inc. and Gliatech Inc.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (3)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (4)

4.1	Registration Rights Agreement dated December 7, 1999, among the investors listed on Schedule I thereto and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.). (1)

4.2	Investor Rights Agreement dated December 22, 1999, among the investors listed on Schedule I thereto, Warburg, Pincus Equity Partners, L.P., and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.). (1)

4.3	Stockholders Agreement dated December 7, 1999, among the stockholders, the investors listed on Schedule I thereto and Wright Acquisition Holdings, Inc. (now named Wright Medical Group, Inc.), as amended by Amendment No. 1 to the Stockholders Agreement, dated August 7, 2000, between the parties. (1)

4.4	Form of Common Stock certificate. (1)

10.1	Credit Agreement dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent, (5) as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto, (6) Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto, (6) and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto, (7) and Amendment No. 4 to Credit Agreement dated as of December 3, 2004, (8) among the parties thereto, and Amendment No. 5 to the Credit Agreement dated as of April 1, 2005, among the parties thereto. (9)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (10)

Exhibit No.	Description

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (11)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (11)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (13) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (9)

10.10	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (11)

10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays. (14)

10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (14)

10.13	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (14)

10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John R. Treace.(14)

10.15	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (11)

10.16	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (15)

10.17	Severance and Release Agreement dated as of October 17, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (16)

11	Computation of earnings per share (included in Note 12 of the Notes to Consolidated Financial Statements (unaudited) in Item 8 of this report).

21	Subsidiaries of Wright Medical Group, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 14, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2004.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 3, 2001.

(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 7, 2004.

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 7, 2005.

(10)	Incorporated by reference to the Company’s definitive Proxy Statement on April 13, 2005.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 27, 2005.

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on February 10, 2005.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 22, 2005.

(15)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 6, 2005.

(16)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 20, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 28, 2006

Wright Medical Group, Inc.
By:	/s/ F. Barry Bays
F. Barry Bays
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. Barry Bays	President, Chief Executive Officer and Director	February 28, 2006

F. Barry Bays	(Principal Executive Officer)

/s/ John K. Bakewell	Chief Financial Officer (Principal Financial	February 28, 2006

John K. Bakewell	Officer and Principal Accounting Officer)

/s/ James T. Treace	Executive Chairman of the Board	February 28, 2006

James T. Treace

/s/ Richard B. Emmitt	Director	February 28, 2006

Richard B. Emmitt

/s/ David D. Stevens	Director	February 28, 2006

David D. Stevens

/s/ James E. Thomas James E. Thomas	Director	February 28, 2006

/s/ Thomas E. Timbie	Director	February 28, 2006

Thomas E. Timbie

/s/ Elizabeth H. Weatherman	Director	February 28, 2006

Elizabeth H. Weatherman

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
Under date of February 27, 2006, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
(signed) KPMG LLP
Memphis, Tennessee
February 27, 2006

S-1

Wright Medical Group, Inc.
Schedule II-Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
	of Period	Expenses	and Other	Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2005	$1,820	$510	$(333)	$1,997

December 31, 2004	$1,489	$268	$(63)	$1,820

December 31, 2003	$1,509	$87	$107	$1,489

Sales returns and allowance:
For the period ended:
December 31, 2005	$395	$39	$—	$434

December 31, 2004	$412	$(17)	$—	$395

December 31, 2003	$987	$(101)	$474	$412

S-2