Form 10-Q
period 2006-03-31
WRIGHT MEDICAL GROUP INC
filed 2006-05-02
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(901) 867-9971
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                                     Accelerated filer ☐                                     Non-accelerated filer ☐
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No
As of April 28, 2006, there were 34,205,123 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, and elsewhere in this quarterly report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$59,986	$51,277
Marketable Securities	24,100	25,000
Accounts receivable, net	64,236	61,729
Inventories	85,908	82,381
Prepaid expenses	4,419	11,025
Deferred income taxes	24,904	24,218
Other current assets	5,471	4,751

Total current assets	269,024	260,381

Property, plant and equipment, net	83,162	81,206
Goodwill	7,994	7,829
Intangible assets, net	11,758	12,724
Deferred income taxes	9,504	8,217
Other assets	1,585	1,453

	$383,027	$371,810

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,859	$13,572
Accrued expenses and other current liabilities	47,920	45,055
Current portion of long-term obligations	5,246	5,628

Total current liabilities	68,025	64,255

Long-term obligations	1,331	1,728
Deferred income taxes	134	151
Other liabilities	13,833	13,668

Total liabilities	83,323	79,802

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, voting, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 34,204,507 shares at March 31, 2006 and 34,175,696 shares at December 31, 2005	342	342
Additional paid-in capital	278,486	274,312
Accumulated other comprehensive income	13,169	11,957
Retained earnings	7,707	5,397

Total stockholders’ equity	299,704	292,008

	$383,027	$371,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$86,256	$82,601
Cost of sales[1]	23,393	22,788

Gross profit	62,863	59,813
Operating expenses:
Selling, general and administrative[1]	49,486	41,869
Research and development[1]	7,343	4,897
Amortization of intangible assets	1,146	1,059

Total operating expenses	57,975	47,825

Operating income	4,888	11,988
Interest (income) expense, net	(250)	90
Other expense, net	124	174

Income before income taxes	5,014	11,724
Provision for income taxes	2,705	4,455

Net income	$2,309	$7,269

Net income per share (Note 7):
Basic	$0.07	$0.21

Diluted	$0.07	$0.21

Weighted-average number of shares outstanding-basic	34,198	33,875

Weighted-average number of shares outstanding-diluted	35,177	35,201

[1]	These line items include the following amounts of non-cash stock-based expense for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Cost of sales	$66	$11
Selling, general and administrative	2,733	201
Research and development	577	—

	$3,376	$212

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$2,309	$7,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,635	4,414
Stock-based expense	3,376	212
Amortization of intangible assets	1,146	1,059
Deferred income taxes	(1,673)	(1,314)
Other	(126)	298
Changes in assets and liabilities:
Accounts receivable	(1,992)	(3,210)
Inventories	(2,765)	(3,081)
Marketable securities	900	—
Other current assets	5,537	(62)
Accounts payable	1,130	1,867
Accrued expenses and other liabilities	2,118	3,881

Net cash provided by operating activities	14,595	11,333

Investing activities:
Capital expenditures	(6,463)	(5,863)
Other	500	—

Net cash used in investing activities	(5,963)	(5,863)

Financing activities:
Issuance of common stock	471	209
Payments of bank and other financing	(851)	(334)
Financing under factoring agreements, net	361	(576)
Excess tax benefit from stock-based compensation arrangements	31	—

Net cash provided by (used in) financing activities	12	(701)

Effect of exchange rates on cash and cash equivalents	65	(203)

Net increase in cash and cash equivalents	$8,709	$4,566

Cash and cash equivalents, beginning of period	$51,277	$83,470

Cash and cash equivalents, end of period	$59,986	$88,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
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
Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes.
The Company recorded approximately $3.4 million of stock-based compensation during the three-month period ended March 31, 2006. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had applied the fair value recognition provisions of SFAS No. 123 to non-cash stock-based employee compensation expense.
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
The Company employs a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on its intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statement of operations.
For the three month periods ended March 31, 2006 and 2005, the Company recorded approximately $450,000 in net losses and $420,000 in net gains, respectively, on foreign currency contracts, which are included in “Other expense, net” in the Company’s condensed consolidated statement of operations. These gains and losses substantially offset translation losses and gains recorded on the Company’s intercompany receivable and payable balances, also included in “Other expense, net.” At March 31, 2006, and December 31, 2005, the Company did not have any outstanding foreign currency contracts.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$4,160	$4,186
Work-in-process	16,199	14,417
Finished goods	65,549	63,778

	$85,908	$82,381

3. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Property, plant and equipment, at cost	$153,944	$148,252
Less: Accumulated depreciation	(70,782)	(67,046)

	$83,162	$81,206

4. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Notes payable	$3,750	$3,750
Capital lease obligations	2,827	3,606

	6,577	7,356
Less: current portion	(5,246)	(5,628)

	$1,331	$1,728

At March 31, 2006, the Company’s senior credit facility consisted of $3.8 million in outstanding term loan borrowings and availability under a revolving loan facility totaling $60 million. At the Company’s option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on the Company’s consolidated leverage ratio, with a current annual rate of 6.6%.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2006 are as follows (in thousands):

Goodwill at December 31, 2005	$7,829
Foreign currency translation	165

Goodwill at March 31, 2006	$7,994

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$18,600	$11,632	$18,173	$10,908
Completed technology	5,261	2,532	5,243	2,353
Licenses	2,759	1,970	2,756	1,847
Trademarks	657	249	657	230
Other	4,044	3,180	4,014	2,781

	31,321	$19,563	30,843	$18,119

Less: Accumulated amortization	(19,563)		(18,119)

Intangible assets, net	$11,758		$12,724

Based on the intangible assets held at March 31, 2006, the Company expects to recognize amortization expense of approximately $4.1 million for the full year of 2006, $3.0 million in 2007, $2.7 million in 2008, $2.5 million in 2009, and $350,000 in 2010.
6. Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted FAS 123R, which replaced SFAS No. 123 and supersedes APB No. 25. FAS 123R requires recognition of the fair value of an award of equity instruments granted in exchange for employee services as a cost of those services. Prior to the adoption of FAS 123R, as permitted by SFAS No. 123, the Company accounted for similar transactions in accordance with APB No. 25, which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation cost related to stock option grants to employees was recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of grant.
Effective January 1, 2006, the Company adopted FAS 123R using the modified prospective method. Accordingly, prior year amounts have not been restated. Under the modified prospective method, the provisions of FAS 123R are to be applied to new awards granted after January 1, 2006. For unvested options granted prior to January 1, 2006, the Company is required to recognize, over the remaining vesting period, non-cash stock-based compensation expense for the grant date fair value of the options. FAS 123R did not change the accounting for non-cash stock-based compensation related to non-employees with equity based incentive arrangements.
The Company has two stock-based employee compensation plans which are described below.
Equity Incentive Plan. On December 7, 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, and May 12, 2005. The Plan authorizes the Company to grant options to purchase up to 9,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually in each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in July 2001 became options to purchase the Company’s common stock. Those options were immediately exercisable upon their issuance. All the options issued under the plan expire after ten years.
The Company recognized approximately $3.4 million ($2.8 million net of taxes) in non-cash stock-based compensation during the three month period ended March 31, 2006. Further, approximately $297,000 of non-cash stock-based compensation was capitalized as part of the cost of inventory as of March 31, 2006. During the three month period ended March 31, 2005, the Company incurred approximately $212,000 ($128,000 net of taxes) of non-cash stock-based compensation for the fair value of stock options granted to independent distributors and for certain stock options granted to employees where the fair value of the Company’s stock exceeded the exercise price of the stock option at the date of grant.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the first quarter of 2005 (in thousands, except per share amounts):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Three Months
Ended
March 31, 2005

Net income, as reported	$7,269
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	86

Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,720)

Pro forma net income	$4,635

Income per share:
Basic, as reported	$0.21

Basic, pro forma	$0.14

Diluted, as reported	$0.21

Diluted, pro forma	$0.14

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected life of options was estimated by calculating the average of the vesting term and the contractual term of the option, as allowed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The expected stock price volatility assumption was estimated based upon historical volatility of the Company’s common stock. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as the Company has never paid dividends and has no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock options are amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.
The weighted-average fair value of the Company’s options granted in the first quarter of 2006 and the first quarter of 2005 was $9.70 per share and $12.47 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.3% - 4.5%	4.0% - 4.3%
Expected option life	6.25 years	7 years
Expected price volatility	40%	40%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the Company’s stock option activity is as follows:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Shares	Average	Remaining	Value*
	(000)	Exercise Price	Contractual Life	($000)
Outstanding at December 31, 2005	6,188	$19.55
Granted	130	20.55
Exercised	(29)	16.36
Forfeited or expired	(216)	24.20

Outstanding at March 31, 2006	6,073	$19.42	7.1 years	$25,665

Exercisable at March 31, 2006	3,160	$14.15	5.7 years	$25,199

_______________________
*	The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock as of March 31, 2006, and the exercise price of the shares. The market value as of March 31, 2006 is deemed to have been $19.75 per share, which is the closing sale price of the common stock reported for transactions effected on the Nasdaq National Market on March 31, 2006.
The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and March 31, 2005, was approximately $125,000 and $985,000, respectively.
As of March 31, 2006, the Company had $32.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.
During the first quarter of 2006 and the first quarter of 2005, the Company granted certain independent distributors common stock options for a total of 26,600 and 26,300 shares, respectively, under the Plan. The distributors were given options to purchase common stock, exercisable in 25% increments on the first through fourth anniversaries of the date of grant, at a weighted-average exercise price of $20.21 and $25.34 per share in the first quarter of 2006 and 2005, respectively. The options expire after ten years.
Employee Stock Purchase Plan. On May 30, 2002, the Company and its shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the Company to issue up to 200,000 shares of common stock to its employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, the Company sold to employees 11,530 shares in 2005 with a weighted-average fair value of $6.93 per share. As of December 31, 2005, there were 161,219 shares available for future issuance under the ESPP. During the three month periods ended March 31, 2006, the Company recorded an immaterial amount of stock-based compensation related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted, the Company used the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.4%	3.0%
Expected option life	6 months	6 months
Expected price volatility	40%	40%
7. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents. The

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company’s common stock equivalents consist of stock options. The dilutive effect of such instruments is calculated using the treasury-stock method.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Weighted-average number of shares outstanding, basic	34,198	33,875

Common stock equivalents	979	1,326

Weighted-average number of shares outstanding, diluted	35,177	35,201

For the three months ended March 31, 2006 and 2005, options to purchase approximately 3.8 million and 2.5 million shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive.
8. Other Comprehensive Income
The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$2,309	$7,269
Changes in foreign currency translation	1,212	(3,534)

Comprehensive income	$3,521	$3,735

9. Commitments and Contingencies
Legal Proceedings. In 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million is recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet and is payable if certain conditions under the agreement are satisfied. The agreement also provides for specified future royalties contingent upon sales of products related to the acquired technology. Believing that the contractual obligations for payment had not been met, the Company disputed whether the second payment and royalties had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against the Company in U.S. District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price and the royalties earned to date. In 2003, the trial court ruled in favor of CERAbio and ordered the Company to pay the remaining purchase price and the royalties earned to date. The royalties earned to date have been recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet. In 2004, the Company appealed the trial court’s judgment to the U.S. Court of Appeals for the Seventh Circuit. In June 2005, the appeals court upheld the trial court’s ruling granting CERAbio summary judgment on certain of the Company’s counterclaims, but overruled the trial court’s ruling limiting the Company’s evidence that it could present at trial. The effect of this ruling was to grant the Company a new trial in this dispute, the date for which has been set as May 8, 2006. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position or results of operations.
In 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company has concluded that the other required conditions were not satisfied upon re-issuance and the consequential payment of any amount is not probable. On October 12,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2005, the licensor invoked the dispute resolution procedure set forth in the license agreement which provides for a series of informal dispute resolution activities before a more formalized mechanism is invoked which could ultimately lead to a formal arbitration proceeding and potentially an appeal to enforce the judgment of an arbitration panel. The Company continues to believe that the required conditions were not satisfied upon reissuance, and therefore, no additional payment is due as a result of the reissuance. Accordingly, no provision has been made for this contingency as of March 31, 2006.
In 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against Howmedica’s claims and thus is vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that the Company’s products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of March 31, 2006. Management believes that the claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.
In 1993, prior to the December 1999 recapitalization and inception of the Company in its present form, the Company’s predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”) acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (“DCC”). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution. The Predecessor Company was notified in 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. Based on the most recent plan of reorganization submitted to the court, it appears that the Predecessor Company would be considered an unsecured creditor and, under the terms of the plan, would receive 24% of any such claim as a cash payment with the remainder to be paid by a senior note due within ten years. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan. There can be no assurance that DCC will indemnify the Predecessor Company or the Company on any claims in the future. Although neither the Predecessor Company nor the Company maintains insurance for claims arising on products sold by DCC, the Company does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position or results of operations.
In February 2006, a trial court in France delivered a ruling that required the Company to pay approximately $1.5 million to one of its French independent sales agents in satisfaction of a dispute, and that also returns control of the underlying sales territory back to the Company. In March 2006, the Company signed a settlement agreement with this agent whereby the Company paid approximately $1.4 million for past commissions, and will continue to pay commissions for sales through the end of the second quarter of 2006. All claims related to this litigation have now been settled.
The Company is currently involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to any claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of March 31, 2006.
The Company is currently involved in a dispute with a former consultant who is demanding payment of past royalties on the sales of certain knee products totaling approximately $2.4 million, punitive damages, and future royalties on certain knee products through November 2006. The Company contends that the plaintiff breached his agreement, and therefore it owes no past or future royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts granted partial summary judgment in favor of the plaintiff ruling that the plaintiff did not breach his contract; however, the claim for punitive damages was dismissed. Both parties have the right to appeal this ruling and the Company intends to appeal the portion of the judgment issued in favor of the plaintiff. The Company believes that an ultimate unfavorable resolution to this matter is not probable, and therefore, it has not accrued any amounts related to this matter as of March 31, 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three months ended March 31, 2006. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2005, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales grew 4% in the first quarter of 2006 to $86.3 million, as compared to net sales of $82.6 million in the first quarter of 2005. Our net income decreased to $2.3 million in the first quarter of 2006 from $7.3 million in the first quarter of 2005, primarily as a result of the recognition of $3.4 million ($2.8 million net of taxes) of non-cash stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (FAS 123R), as well as lower levels of cash incentive compensation being earned in the year-ago period.
Our first quarter domestic sales grew 7% in 2006, primarily as a result of continued growth within our extremity and hip product lines, which grew 15% and 13%, respectively, as compared to prior year. Our domestic hip growth continues to benefit from our innovative line of hip products, including our advanced bearing surfaces and proprietary modular neck technology. Growth in our domestic extremity business benefited from increased sales of our EVOLVE® Modular Radial Head System and our MICRONAIL™ intramedullary wrist fracture repair system, as well as the success of our CHARLOTTE™ Foot and Ankle System, which was launched in mid-February 2005.
Our international sales were relatively flat at $32.8 million in both the first quarter of 2006 and 2005, primarily due to an unfavorable currency impact of $2.1 million. Further, growth in Japan, Latin America and certain geographic regions within our European operations (which include the Middle East and Africa) was mostly offset by continued declines in France and, to a lesser extent, Italy.
During March 2006, we announced that Gary D. Henley would become our President and Chief Executive Officer effective April 4, 2006, and that F. Barry Bays, who had been serving as our interim President and Chief Executive Officer since October 2005, would reassume his previous position as Executive Chairman of our board of directors on the same date.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration (FDA). Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the areas of reconstructive joints and biologic bone repair products. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations
Introduction. Effective January 1, 2006, we adopted the provisions of FAS 123R. We elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, our results of operations during 2006 will not be comparable to our prior year results. We recorded approximately $3.4 million ($2.8 million net of taxes) of stock-based compensation during the three-month period ended March 31, 2006. See Note 6 to our condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had applied the fair value recognition provisions of SFAS No. 123 to non-cash stock-based employee compensation expense. We also discuss the effect of stock-based compensation on each individual line item of our condensed consolidated statement of operations in our “Comparison of the three months ended March 31, 2006 to three months ended March 31, 2005” below.
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Net sales	$86,256	100.0%	$82,601	100.0%
Cost of sales[1]	23,393	27.1%	22,788	27.6%

Gross profit	62,863	72.9%	59,813	72.4%
Operating expenses:
Selling, general and administrative[1]	49,486	57.4%	41,869	50.7%
Research and development[1]	7,343	8.5%	4,897	5.9%
Amortization of intangible assets	1,146	1.3%	1,059	1.3%

Total operating expenses	57,975	67.2%	47,825	57.9%

Operating income	4,888	5.7%	11,988	14.5%
Interest (income) expense, net	(250)	(0.3%)	90	0.1%
Other expense, net	124	0.1%	174	0.2%

Income before income taxes	5,014	5.8%	11,724	14.2%
Provision for income taxes	2,705	3.1%	4,455	5.4%

Net income	$2,309	2.7%	$7,269	8.8%

[1]	These line items include the following amounts of non-cash stock-based expense for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$66	0.0%	$11	0.0%
Selling, general and administrative	2,733	3.2%	201	0.2%
Research and development	577	0.7%	—	0.0%

	$3,376	3.9%	$212	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Three Months Ended March 31,
	2006	2005	% change
Hip products	$30,380	$29,170	4.1%
Knee products	25,273	24,806	1.9%
Biologics products	15,636	15,413	1.4%
Extremity products	11,420	9,847	16.0%
Other	3,547	3,365	5.4%

Total net sales	$86,256	82,601	4.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2006 and 2005:
Product Line Sales as a Percentage of Total Net Sales

2006	2005

Comparison of three months ended March 31, 2006 to three months ended March 31, 2005
Net Sales. Our overall net sales growth of 4% in the first quarter of 2006 was primarily attributable to the continued successes experienced in our extremity product line, which grew 16% over prior year, and the strength of our hip product line, which grew 4% over prior year. Geographically, our domestic net sales totaled $53.5 million in the first quarter of 2006 and $49.8 million in the first quarter of 2005, representing 62% and 60% of total net sales, respectively, and growth of 7%. Our international net sales totaled $32.8 million in the first quarter of 2006, which was relatively flat compared to the first quarter of 2005. International sales in 2006 include an unfavorable currency impact of $2.1 million, principally resulting from the performance of the euro against the U.S. dollar in the first quarter of 2006 as compared to the same period of 2005. Our international net sales continue to be favorably impacted by our performance in Japan, where sales grew approximately 22% in the first quarter of 2006. However, this growth was offset by declines in France and Italy, as well as the unfavorable currency impact.
Our extremity product net sales increased to $11.4 million in the first quarter of 2006, representing growth of 16% over the first quarter of 2005. This year-over-year growth was primarily driven by performance in our domestic markets, where we achieved 15% year-over-year growth, as well as expansion in our international markets, particularly within our European operations. These successes were led by increased unit sales of our EVOLVE® Modular Radial Head System, our CHARLOTTE™ Foot and Ankle System and our MICRONAIL™ intramedullary wrist fracture repair system.
Our hip product net sales totaled $30.4 million during the first quarter of 2006, representing an increase of 4% over prior year. Our domestic hip line continues to be the primary driver of this growth, where total hip procedures grew 9% as compared to prior year, due to the continued successes of our CONSERVE® Total Implant with BFH™ Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. In our international markets, increased sales in Japan, particularly of our ANCA-FIT™ Hip System, were offset by declines in our markets in France and Italy, and an unfavorable currency impact of $1.1 million.
Our knee product net sales totaled $25.3 million in the first quarter of 2006, representing growth of 2%. Growth within our international markets, particularly within Asia and certain regions within our European operations, as well as increased unit sales in our domestic markets, were partially offset by an unfavorable currency impact of approximately $650,000, as well as declines in France.
Net sales of our biologics products totaled $15.6 million in the first quarter of 2006, representing year-over-year growth of 1%. In our international markets, biologics sales growth was primarily due to increased sales of our GRAFTJACKET® tissue repair and containment membranes. In the U.S., the continued success and growth of our GRAFTJACKET® tissue repair and containment membranes was mostly offset by the continued decline of our DBM (demineralized bone matrix) containing products.
Cost of Sales. Our cost of sales as a percentage of net sales decreased slightly from 27.6% in the first quarter of 2005 to 27.1% in the first quarter of 2006. This decrease is primarily attributable to shifts in our geographic sales mix and lower levels of excess and obsolete inventory provisions, which were partially offset by slightly higher levels of manufacturing variances.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other period expenses and levels of production volume.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 57.4% in the first quarter 2006, a 6.7 percentage point increase from 50.7% in the first quarter of 2005. Our first quarter 2006 selling, general, and administrative expenses include approximately $2.7 million of non-cash stock-based compensation recorded pursuant to FAS 123R, as compared to approximately $200,000 of non-cash stock-based compensation recognized in the first quarter of 2005. The remaining increase is primarily attributable to lower levels of cash incentive compensation being earned during the first quarter of 2005, as well as increased legal costs during the first quarter of 2006.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, and as we record non-cash stock-based compensation pursuant to FAS 123R.
Research and Development. Our investment in research and development activities represented approximately 8.5% of net sales in the first quarter of 2006, as compared to 5.9% of net sales in the first quarter of 2005. In absolute dollars, research and development expenditures increased to $7.3 million in 2006 from $4.9 million in 2005. Our first quarter 2006 research and development expenses include approximately $580,000 of non-cash stock-based compensation pursuant to FAS 123R. We did not recognize stock-based compensation within research and development expense in the first quarter of 2005. The remainder of the increase is primarily attributable to increased clinical and regulatory spending.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products, as well as record non-cash stock-based compensation pursuant to FAS 123R.
Amortization of Intangible Assets . Non-cash charges associated with the amortization of intangible assets in the first quarter of 2006 were relatively flat as compared to the first quarter of 2005. Based on the intangible assets held at March 31, 2006, we expect to recognize amortization expense of approximately $4.1 million for the full year of 2006, $3.0 million in 2007, $2.7 million in 2008, $2.5 million in 2009, and $350,000 in 2010.
Interest (Income) Expense, Net. Interest (income) expense, net, consists of interest expense of $355,000 and $505,000 during the first quarter of 2006 and 2005, respectively, primarily from borrowings under our senior credit facility, capital lease agreements, and certain of our factoring agreements, offset by interest income of $605,000 and $415,000 during the first quarter of 2006 and 2005, respectively, generated by our invested cash balances and investments in marketable securities. The shift from $90,000 of interest expense in the first quarter of 2005 to $250,000 of income in the first quarter of 2006 is due primarily to interest income generated from our investments in marketable securities.
Provision for Income Taxes. We recorded tax provisions of $2.7 million and $4.5 million in the first quarter of 2006 and 2005, respectively. During the first quarter of 2006, our effective tax rate was approximately 54%, as compared to 38% in the first quarter of 2005. Of this 16 percentage point increase in our effective tax rate, approximately 14 percentage points are attributable to additional expenses recorded under the provisions of FAS 123R, as a significant portion of the non-cash stock-based compensation recognized may not be deductible under U.S. and foreign tax regulations and therefore, pursuant to FAS 123R, do not benefit our current period tax provision. Further contributing to this increase is the expiration of the Federal Research and Development tax credit on December 31, 2005.
We expect our effective tax rate for the full year 2006 to be in the range of 53% to 56%, primarily as a result of the tax impact of the additional expense we will record under the provisions of FAS 123R. This estimate could change as a result of any additional legislation passed, including legislation regarding the Federal Research and Development tax credit.

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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$59,986	$51,277
Short-term marketable securities	24,100	25,000
Working capital	200,999	196,126
Line of credit availability	60,000	59,878
Our cash and cash equivalents increased during the first quarter of 2006 by $8.7 million, which was attributable to the generation of $14.6 million of cash from operating activities, partially offset by routine capital expenditures. Cash and cash equivalents increased by $4.6 million in the first quarter of 2005 due to the generation of $11.3 million of cash from operating activities, partially offset by routine capital expenditures.
Operating Activities. Cash provided by operating activities was $14.6 million for the first quarter of 2006, as compared to $11.3 million for the first quarter of 2005. The increase in operating cash flow is attributable to a $2.5 million U.S. federal income tax refund in the first quarter of 2006, improved accounts receivable collections, and a decrease in our marketable securities balance. Our operating cash flows for the first three months of 2005 was primarily a result of increased profitability, improved working capital management and the timing of U.S. federal income tax payments.
Investing Activities. Our capital expenditures totaled approximately $6.5 million and $5.9 million in the first quarter of 2006 and 2005, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur routine capital expenditures of approximately $30 million in total for 2006.
Financing Activities. During the first quarter of 2006, we made approximately $850,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first quarter of 2006 and 2005 totaled approximately $2.7 million and $1.5 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $2.4 million and $2.1 million in the first quarter of 2006 and 2005, respectively. We recorded obligations of $4.0 million and $3.5 million for the amount of receivables factored under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet as of March 31, 2006 and December 31, 2005, respectively.
At March 31, 2006, our senior credit facility consisted of $3.8 million in outstanding term loan borrowings and availability under a revolving loan facility of $60.0 million. At our option, borrowings under the credit facility bear interest either at a rate equal to a fixed base rate plus a spread of .75% to 1.25% or at a rate equal to an adjusted LIBOR plus a spread of 1.75% to 2.25%, depending on our consolidated leverage ratio, with a current annual rate of 6.6%.

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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $60.0 million, our marketable securities balance of $24.1 million, and our expected cash flow from our 2006 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2006 of approximately $30 million, meet our contractual cash obligations in 2006, and fund any potential expansion of our current facilities or the construction of new facilities.
Critical Accounting Policies and Estimates
All of our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements contained in Item 8 of our annual report on Form 10-K for the year ended December 31, 2005. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period.
Effective January 1, 2006, we adopted the provisions of FAS 123R. We believe that accounting for stock-based compensation requires subjective and complex judgments. Further, we believe that stock-based compensation is properly recorded in the financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with respect to stock-based compensation with the audit committee of our Board of Directors and with our independent auditors.
Stock-Based Compensation. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate.
We estimate the expected life of options by calculating the average of the vesting period and the contractual term of the option, as allowed by SEC Staff Accounting Bulletin No. 107 (SAB 107). We estimated expected stock price volatility based upon historical volatility of the Company’s common stock. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as the Company has never paid dividends and has no plans of doing so in the future.
We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock options are amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.
If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models.
The guidance in FAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. See Note 6 to our condensed consolidated financial statements for further information regarding our FAS 123R disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. At March 31, 2006, we had borrowings of $3.8 million outstanding under our credit facility which are subject to a variable rate, which has a current annual rate of 6.6%. The carrying value of these borrowings approximates fair value due to the variable rate. Based on this debt level, a 10% increase in the interest rate of all such borrowings outstanding would cause us to incur an increase in interest expense of approximately $25,000 on an annual basis. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 32% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)
3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (3)
4.1	Form of Common Stock certificate. (1)
10.1	Credit Agreement dated as of August 1, 2001, among Wright Medical Group, Inc., Wright Medical Technology, Inc., the Lenders named therein, The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Administrative Agent, Collateral Agent and Issuing Bank, Credit Suisse First Boston, as Co-Syndication Agent, and U.S. Bank National Association, as Co-Syndication Agent, (4) as amended by Amendment No. 1 to Credit Agreement dated as of July 31, 2002, among the parties thereto, (5) Amendment No. 2 to Credit Agreement dated as of May 23, 2003, among the parties thereto, (5) and Amendment No. 3 to Credit Agreement dated as of September 11, 2003, among the parties thereto, (6) and Amendment No. 4 to Credit Agreement dated as of December 3, 2004, (7) among the parties thereto, and Amendment No. 5 to the Credit Agreement dated as of April 1, 2005, among the parties thereto. (8)
10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (9)
10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)
10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)
10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)
10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (10)
10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)
10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)
10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (12) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (10)
10.10	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (12)
10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays. (13)
10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (13)
10.13	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (13)
10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John R. Treace.(13)
10.15	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jason P. Hood.
10.16	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (14)
10.17	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (11)
10.17	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (15)
10.18	Severance and Release Agreement dated as of October 17, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (16)

Exhibit
No.	Description
11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 3, 2001.

(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 7, 2004.

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 7, 2005.

(9)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 13, 2005.

(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 27, 2005.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 22, 2005.

(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 22, 2006.

(15)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 6, 2005.

(16)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 20, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2006

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)