Form 10-Q
period 2006-06-30
WRIGHT MEDICAL GROUP INC
filed 2006-08-03
CIK 1137861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
☐ Yes ☑ No
As of August 1, 2006, there were 34,286,444 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, and elsewhere in this and other quarterly reports), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$53,351	$51,277
Marketable securities	26,485	25,000
Accounts receivable, net	69,578	61,729
Inventories	84,934	82,381
Prepaid expenses	3,265	11,025
Deferred income taxes	24,641	24,218
Other current assets	6,751	4,751

Total current assets	269,005	260,381

Property, plant and equipment, net	88,184	81,206
Goodwill	8,249	7,829
Intangible assets, net	10,947	12,724
Deferred income taxes	13,178	8,217
Other assets	2,063	1,453

	$391,626	$371,810

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,927	$13,572
Accrued expenses and other current liabilities	50,823	45,055
Current portion of long-term obligations	1,393	5,628

Total current liabilities	66,143	64,255

Long-term obligations	1,108	1,728
Other liabilities	14,157	13,819

Total liabilities	81,408	79,802

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 34,283,951 shares at June 30, 2006 and 34,175,696 shares at December 31, 2005	343	342
Additional paid-in capital	282,648	274,312
Accumulated other comprehensive income	16,770	11,957
Retained earnings	10,457	5,397

Total stockholders’ equity	310,218	292,008

	$391,626	$371,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$87,492	$82,789	$173,748	$165,390
Cost of sales [1]	26,335	24,358	49,728	47,146

Gross profit	61,157	58,431	124,020	118,244

Operating expenses:
Selling, general and administrative [1]	48,416	39,297	97,902	81,166
Research and development [1]	6,476	5,704	13,819	10,601
Amortization of intangible assets	1,121	1,040	2,267	2,099

Total operating expenses	56,013	46,041	113,988	93,866

Operating income	5,144	12,390	10,032	24,378
Interest (income) expense, net	(368)	(10)	(618)	80
Other (income) expense, net	(57)	(11)	67	163

Income before income taxes	5,569	12,411	10,583	24,135
Provision for income taxes	2,819	4,644	5,524	9,099

Net income	$2,750	$7,767	$5,059	$15,036

Net income per share (Note 7):
Basic	$0.08	$0.23	$0.15	$0.44
Diluted	$0.08	$0.22	$0.14	$0.43

Weighted-average number of shares outstanding-basic	34,248	33,911	34,223	33,893

Weighted-average number of shares outstanding-diluted	35,300	35,228	35,261	35,209

[1]	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of sales	$163	$—	$229	$11
Selling, general and administrative	2,429	114	5,162	315
Research and development	494	5	1,071	5

	$3,086	$119	$6,462	$331

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$5,059	$15,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,314	8,448
Stock-based compensation expense	6,462	331
Amortization of intangible assets	2,267	2,099
Deferred income taxes	(4,441)	(320)
Other	(42)	9
Changes in assets and liabilities:
Accounts receivable	(5,676)	(5,363)
Inventories	(278)	(3,815)
Marketable securities	(1,485)	(18,375)
Prepaid expenses and other current assets	4,177	604
Accounts payable	(218)	1,153
Accrued expenses and other liabilities	4,685	(626)

Net cash provided by (used in) operating activities	19,824	(819)

Investing activities:
Capital expenditures	(14,938)	(13,308)
Other	500	—

Net cash used in investing activities	(14,438)	(13,308)

Financing activities:
Issuance of common stock	1,122	604
Payments of bank and other financing	(5,009)	(3,169)
Financing under factoring agreements, net	78	(1,278)
Excess tax benefit from stock-based compensation arrangements	202	—

Net cash used in financing activities	(3,607)	(3,843)

Effect of exchange rates on cash and cash equivalents	295	(416)

Net increase (decrease) in cash and cash equivalents	$2,074	$(18,386)

Cash and cash equivalents, beginning of period	$51,277	$83,470

Cash and cash equivalents, end of period	$53,351	$65,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
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
Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method of transition, under which prior periods are not revised for comparative purposes.
The Company recorded approximately $3.1 million and $6.5 million of stock-based compensation during the three and six month periods ended June 30, 2006, respectively. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had applied the fair value recognition provisions of SFAS No. 123 to non-cash stock-based employee compensation expense.
Derivative Instruments. The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Accordingly, all of the Company’s derivative instruments are recorded on the condensed consolidated balance sheet as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
The Company employs a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on its intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations.
The Company recorded approximately $1.1 million in net losses and $700,000 in net gains on foreign currency contracts for the three months ended June 30, 2006 and 2005, respectively, and approximately $1.5 million in net losses and $1.1 million in net gains for the six months ended June 30, 2006 and 2005, respectively, which are included in “Other (income) expense, net” in the Company’s condensed consolidated statements of operations. These gains and losses substantially offset translation losses and gains recorded on the Company’s intercompany receivable and payable balances, also included in “Other (income) expense, net.” At June 30, 2006, and December 31, 2005, the Company did not have any outstanding foreign currency contracts.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Impact of Recently Issued Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. The Company will comply with the provisions of FIN 48 effective January 1, 2007. The Company is currently assessing the impact that the adoption of FIN 48 will have on its results of operations and financial position.
2. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$4,578	$4,186
Work-in-process	14,290	14,417
Finished goods	66,066	63,778

	$84,934	$82,381

3. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Property, plant and equipment, at cost	$163,646	$148,252
Less: Accumulated depreciation	(75,462)	(67,046)

	$88,184	$81,206

4. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Notes payable	$—	$3,750
Capital lease obligations	2,501	3,606

	2,501	7,356
Less: current portion	(1,393)	(5,628)

	$1,108	$1,728

On June 30, 2006, the Company paid $3.8 million to retire all indebtedness under its existing credit facility, cancelled the credit facility, and terminated the related credit agreement. At the same time, the Company entered into a credit agreement with a group of banks led by Bank of America, N.A. The new credit agreement provides for a $100 million revolving credit facility, which can be increased by up to $50 million at the Company’s request and subject to the agreement of the lenders. The Company currently has no borrowings outstanding under the new credit facility. Borrowings under the new credit facility will bear interest at the sum of a base rate plus an applicable rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual rate of 7.2%. The term of the new credit facility extends through June 30, 2011.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended June 30, 2006 are as follows (in thousands):

Goodwill at December 31, 2005	$7,829
Less: Resolution of pre-acquisition foreign income tax contingencies	(140)
Foreign currency translation	560

Goodwill at June 30, 2006	$8,249

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$19,620	$12,763	$18,173	$10,908
Completed technology	5,208	2,727	5,243	2,353
Licenses	2,808	2,134	2,756	1,847
Trademarks	657	268	657	230
Other	4,118	3,572	4,014	2,781

	32,411	$21,464	30,843	$18,119

Less: Accumulated amortization	(21,464)		(18,119)

Intangible assets, net	$10,947		$12,724

Based on the intangible assets held at June 30, 2006, the Company expects to recognize amortization expense of approximately $4.2 million for the full year of 2006, $3.1 million in 2007, $2.8 million in 2008, $2.6 million in 2009, and $350,000 in 2010.
6. Stock-Based Compensation
Effective January 1, 2006, the Company adopted FAS 123R, which replaced SFAS No. 123 and supersedes APB Opinion No. 25. FAS 123R requires recognition of the fair value of an award of equity instruments granted in exchange for employee services as a cost of those services. Prior to the adoption of FAS 123R, as permitted by SFAS No. 123, the Company accounted for similar transactions in accordance with APB Opinion No. 25, which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation cost related to stock option grants to employees was recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of grant.
The Company adopted FAS 123R using the modified prospective method. Accordingly, prior year amounts have not been restated. Under the modified prospective method, the provisions of FAS 123R are to be applied to new awards granted after January 1, 2006. For unvested options granted prior to January 1, 2006, the Company is required to recognize, over the remaining vesting period, non-cash stock-based compensation expense for the grant date fair value of the options. FAS 123R did not change the accounting for non-cash stock-based compensation related to non-employees with equity-based incentive arrangements.
The Company has two stock-based employee compensation plans which are described below.
Equity Incentive Plan. On December 7, 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, and May 12, 2005. The Plan authorizes the Company to grant options to purchase up to 9,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in July 2001 became options to purchase the Company’s common stock. Those options were immediately exercisable upon their issuance. All the options issued under the Plan expire after ten years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company recognized approximately $3.1 million ($2.5 million net of taxes) and $6.5 million ($5.2 million net of taxes) in non-cash stock-based compensation expense during the three and six month periods ended June 30, 2006, respectively, which reduced basic and diluted earnings per share by $0.07 and $0.15 during the three and six month periods ended June 30, 2006, respectively. Further, approximately $482,000 of non-cash stock-based compensation was capitalized as part of the cost of inventory as of June 30, 2006. During the three and six month periods ended June 30, 2005, the Company incurred approximately $119,000 ($71,000 net of taxes) and $331,000 ($200,000 net of taxes), respectively, of non-cash stock-based compensation expense for the fair value of stock options granted to independent distributors and for certain stock options granted to employees where the fair value of the Company’s stock exceeded the exercise price of the stock option at the date of grant.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the three and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$7,767	$15,036
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	16	102
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,840)	(5,560)

Pro forma net income	$4,943	$9,578

Income per share:
Basic, as reported	$0.23	$0.44

Basic, pro forma	$0.15	$0.28

Diluted, as reported	$0.22	$0.43

Diluted, pro forma	$0.15	$0.28

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected life of options was estimated by calculating the average of the vesting term and the contractual term of the option, as allowed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The expected stock price volatility assumption was estimated based upon historical volatility of the Company’s common stock. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as the Company has never paid dividends and has no plans of doing so in the future. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock options are amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.
The weighted-average fair value of the Company’s options granted in the first half of 2006 and the first half of 2005 was $9.46 per share and $11.69 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.3% – 4.9%	4.0% – 4.3%
Expected option life	6.25 years	7 years
Expected price volatility	40%	40%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
A summary of the Company’s stock option activity is as follows:

				Aggregate
		Weighted-	Weighted-Average	Intrinsic
	Shares	Average	Remaining	Value*
	(000’s)	Exercise Price	Contractual Life	($000’s)
Outstanding at December 31, 2005	6,188	$19.55
Granted	875	19.94
Exercised	(103)	9.97
Forfeited or expired	(475)	25.68

Outstanding at June 30, 2006	6,485	$19.30	7.2 years	$28,724

Exercisable at June 30, 2006	3,200	$14.60	5.5 years	$26,934

*	The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock as of June 30, 2006, and the exercise price of the shares. The market value as of June 30, 2006 is deemed to have been $20.93 per share, which is the closing sale price of the common stock reported for transactions effected on the Nasdaq National Market on June 30, 2006.
The total intrinsic value of options exercised during the six month periods ended June 30, 2006, and June 30, 2005, was approximately $1.2 million and $1.3 million, respectively.
As of June 30, 2006, the Company had $33.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.
During the first half of 2006 and the first half of 2005, the Company granted certain independent distributors common stock options for a total of 28,500 and 35,700 shares, respectively, under the Plan. The distributors were given options to purchase common stock, exercisable in 25% increments on the first through fourth anniversaries of the date of grant, at a weighted-average exercise price of $20.38 and $25.17 per share in the first half of 2006 and 2005, respectively. The options expire after ten years.
Employee Stock Purchase Plan. On May 30, 2002, the Company and its shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the Company to issue up to 200,000 shares of common stock to its employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, the Company sold to employees 5,747 shares in the first half of 2006 and 11,530 shares in 2005 with weighted-average fair values of $5.18 and $6.93 per share, respectively. As of June 30, 2006, there were 155,472 shares available for future issuance under the ESPP. During the three and six month periods ended June 30, 2006, the Company recorded nominal amounts of stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, the Company used the following assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.3%	3.0%
Expected option life	6 months	6 months
Expected price volatility	40%	40%
7. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents. The Company’s common stock equivalents consist of stock options. The dilutive effect of such instruments is calculated using the treasury-stock method.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average number of shares outstanding, basic	34,248	33,911	34,223	33,893
Common stock equivalents	1,052	1,317	1,038	1,316

Weighted-average number of shares outstanding, diluted	35,300	35,228	35,261	35,209

The Company has excluded from the calculation of diluted earnings per share approximately 4.4 million and 2.5 million antidilutive options for the three months ended June 30, 2006 and 2005, respectively, and 4.6 million and 2.5 million antidilutive options for the six months ended June 30, 2006 and 2005, respectively.
8. Other Comprehensive Income
The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$2,750	$7,767	$5,059	$15,036
Changes in foreign currency translation	3,601	(4,441)	4,813	(7,975)

Comprehensive income	$6,351	$3,326	$9,872	$7,061

9. Commitments and Contingencies
Legal Proceedings. In 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (“CERAbio”), the Company purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million was recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet as it was payable if certain conditions under the agreement were satisfied. Believing that the contractual obligations for payment had not been met, the Company disputed whether the second payment had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against the Company in U.S. District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price. In 2003, the trial court ruled in favor of CERAbio and ordered the Company to pay the remaining purchase price. In 2004, the Company appealed the trial court’s judgment to the U.S. Court of Appeals for the Seventh Circuit. In June 2005, the appeals court effectively granted the Company a new trial in this dispute. In May 2006, the trial court ruled in favor of CERAbio and ordered the Company to pay the remaining purchase price. As this amount was previously accrued, the outcome of this lawsuit had no material adverse effect on the Company’s financial position and no impact on its results of operations.
In 2002, the Company entered into a license agreement to resolve an intellectual property dispute that, among other things, provided for a payment of up to $1.25 million if a particular patent re-issued by February 10, 2004, and certain other conditions, as defined in the license agreement, were satisfied. While the patent in question re-issued prior to February 10, 2004, based on its assessment, the Company concluded that the other required conditions were not satisfied upon re-issuance. On October 12, 2005, the licensor invoked the dispute resolution procedure set forth in the license agreement. In July 2006, the Company reached an agreement with the licensor that provided for a

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
payment of $275,000 as well as a nominal amount of incremental royalties. The Company has recorded these amounts within its results of operations for the three-month period ended June 30, 2006.
In 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against Howmedica’s claims and thus is vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that the Company’s products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of June 30, 2006. Management believes that the claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.
In 1993, the Company’s predecessor company, Wright Medical Technology, Inc. (the “Predecessor Company”), acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (“DCC”). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution. The Predecessor Company was notified in 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. Based on the most recent plan of reorganization submitted to the court, it appears that the Predecessor Company would be considered an unsecured creditor and, under the terms of the plan, would receive 24% of any such claim as a cash payment with the remainder to be paid by a senior note due within ten years. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan. There can be no assurance that DCC will indemnify the Predecessor Company or the Company on any claims in the future. Although neither the Predecessor Company nor the Company maintains insurance for claims arising on products sold by DCC, the Company does not believe the outcome of any of these matters in the aggregate will have a material adverse effect on the Company’s financial position or results of operations.
The Company is currently involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to any claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of June 30, 2006.
The Company is currently involved in a dispute with a former consultant who is demanding payment of past royalties on the sales of certain knee products totaling approximately $2.6 million, punitive damages, and future royalties on certain knee products through November 2006. The Company contends that the plaintiff breached his agreement, and therefore it owes no past or future royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts granted partial summary judgment in favor of the plaintiff ruling that the plaintiff did not breach his contract; however, the claim for punitive damages was dismissed. Both parties have the right to appeal this ruling and the Company intends to appeal the portion of the judgment issued in favor of the plaintiff. The Company believes that an ultimate unfavorable resolution to this matter is not probable, and therefore, it has not accrued any amounts related to this matter as of June 30, 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and six month periods ended June 30, 2006. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2005, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales grew 6% in the second quarter of 2006 to $87.5 million, as compared to net sales of $82.8 million in the second quarter of 2005. Our net income decreased to $2.8 million in the second quarter of 2006 from $7.8 million in the second quarter of 2005, primarily as a result of the recognition of $3.1 million ($2.5 million net of taxes) of non-cash stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (FAS 123R), as well as lower levels of cash incentive compensation being earned in the year-ago period.
Our second quarter domestic sales grew 8% in 2006, primarily as a result of continued growth within our hip product line, which grew 15% as compared to prior year. Our domestic hip growth continues to benefit from our innovative line of hip products, including our advanced bearing surfaces and proprietary modular neck technology. Further contributing to our domestic sales growth was 7% growth in our extremities product line and 5% growth in our knee product line.
Our international sales grew to $33.4 million in the second quarter of 2006 compared to $32.7 million in the second quarter of 2005, primarily due to growth in Japan and certain geographic regions within our European operations (which include the Middle East and Africa). While we continued to note declines in France during the second quarter of 2006, sales in Italy returned to year-over-year growth compared to the second quarter of 2005.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the area of reconstructive joints. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations
Introduction. Effective January 1, 2006, we adopted the provisions of FAS 123R. We elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, our results of operations during 2006 will not be comparable to our prior year results. We recorded approximately $3.1 million ($2.5 million net of taxes) and $6.5 million ($5.2 million net of taxes) of stock-based compensation during the three and six month periods ended June 30, 2006, respectively. See Note 6 to our condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had applied the fair value recognition provisions of SFAS No. 123 to non-cash stock-based employee compensation expense. We also discuss the effect of stock-based compensation on certain individual line items of our condensed consolidated statement of operations in “Comparison of three months ended June 30, 2006 to three months ended June 30, 2005” below.
Comparison of three months ended June 30, 2006 to three months ended June 30, 2005
The following table sets forth, for the periods indicated, our results of operations expressed in dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Net sales	$87,492	100.0%	$82,789	100.0%
Cost of sales[1]	26,335	30.1%	24,358	29.4%

Gross profit	61,157	69.9%	58,431	70.6%
Operating expenses:
Selling, general and administrative[1]	48,416	55.3%	39,297	47.5%
Research and development[1]	6,476	7.4%	5,704	6.9%
Amortization of intangible assets	1,121	1.3%	1,040	1.3%

Total operating expenses	56,013	64.0%	46,041	55.6%

Operating income	5,144	5.9%	12,390	15.0%
Interest (income) expense, net	(368)	(0.4%)	(10)	—
Other income, net	(57)	(0.1%)	(11)	—

Income before income taxes	5,569	6.4%	12,411	15.0%
Provision for income taxes	2,819	3.2%	4,644	5.6%

Net income	$2,750	3.1%	$7,767	9.4%

[1]	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended June 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$163	0.2%	$—	—
Selling, general and administrative	2,429	2.8%	114	0.1%
Research and development	494	0.6%	5	—

	$3,086	3.5%	$119	0.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended June 30,
	2006	2005	% change
Hip products	$32,563	$28,567	14.0%
Knee products	24,121	24,534	(1.7%)
Biologics products	16,459	16,105	2.2%
Extremity products	11,039	10,206	8.2%
Other	3,310	3,377	(2.0%)

Total net sales	$87,492	$82,789	5.7%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2006 and 2005:
Product Line Sales as a Percentage of Total Net Sales

2006	2005

Net Sales. Our overall net sales growth of 6% in the second quarter of 2006 was primarily attributable to the continued success of our hip product line, which grew 14% over prior year. Geographically, our domestic net sales totaled $54.1 million in the second quarter of 2006 and $50.1 million in the second quarter of 2005, representing 61.9% and 60.5% of total net sales, respectively, and growth of 8%. Our international net sales totaled $33.4 million in the second quarter of 2006, which was two percentage points higher than the second quarter of 2005. International sales in 2006 include an unfavorable currency impact of approximately $133,000, principally resulting from the performances of the Canadian dollar and Japanese yen against the U.S. dollar in the second quarter of 2006 as compared to the same period of 2005. Our international net sales continue to be favorably impacted by our performance in Japan. While sales in France continued to decline as compared to prior year, sales in Italy increased over prior year for the second quarter of 2006.
Our hip product net sales totaled $32.6 million during the second quarter of 2006, representing an increase of 14% over prior year. Our domestic hip line continues to be the primary driver of this growth, where total hip procedures grew 14% as compared to prior year, due to the continued successes of our CONSERVE® Total Implant with BFH™ Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. In our international markets, increased sales in Japan, particularly of our ANCA-FIT™ Hip System and our PROFEMUR® Hip System, and certain regions within our European operations were partially offset by declines in France and certain stocking distributors in Asia.
Our extremity product net sales increased to $11.0 million in the second quarter of 2006, representing growth of 8% over the second quarter of 2005. This year-over-year growth was primarily driven by performance in our domestic markets, where we achieved 7% year-over-year growth, as well as continued expansion in our international markets, particularly within our European operations. These successes were led by increased unit sales of our CHARLOTTE™ Foot and Ankle System and our MICRONAIL™ intramedullary wrist fracture repair system.
Net sales of our biologics products totaled $16.5 million in the second quarter of 2006, which represents a 2% increase over prior year. In the U.S., biologics sales grew 3% over prior year, as increased unit sales of our GRAFTJACKET® tissue repair and containment membranes were mostly offset, as in recent quarters, by the year-

over-year decline of our DBM (demineralized bone matrix) containing products. In our international markets, biologics were relatively flat as compared to prior year.
Our knee product net sales totaled $24.1 million in the second quarter of 2006, which was 2% lower than the second quarter of 2005. Growth within our domestic markets of 5% was offset by declines in certain of our international markets, particularly France.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 29.4% in the second quarter of 2005 to 30.1% in the second quarter of 2006. This increase is primarily attributable to higher levels of excess and obsolete inventory provisions and manufacturing variances, which were partially offset by favorable shifts in our geographic sales mix.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 55.3% in the second quarter 2006, a 7.8 percentage point increase from 47.5% in the second quarter of 2005. Our second quarter 2006 selling, general, and administrative expenses include approximately $2.4 million of non-cash stock-based compensation recorded pursuant to FAS 123R, as compared to approximately $114,000 of non-cash stock-based compensation recognized in the second quarter of 2005, which represents 2.7 percentage points of this increase. The remaining increase is primarily attributable to lower levels of cash incentive compensation being earned during the second quarter of 2005, increased commission expense as a percentage of net sales in the second quarter of 2006 due to shifts in our geographic sales mix to higher levels of domestic sales which generally incur a higher commission rate, and the favorable impact to selling, general, and administrative expenses in the second quarter of 2005 as a result of the resolution of two liabilities assumed as part of the December 1999 acquisition of Cremascoli.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure.
Research and Development. Our investment in research and development activities represented approximately 7.4% of net sales in the second quarter of 2006, as compared to 6.9% of net sales in the second quarter of 2005. In absolute dollars, research and development expenditures increased to $6.5 million in 2006 from $5.7 million in 2005. Our second quarter 2006 research and development expenses include approximately $494,000 of non-cash stock-based compensation pursuant to FAS 123R, as compared to approximately $5,000 of non-cash stock-based compensation recognized in the second quarter of 2005.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the second quarter of 2006 were relatively flat as compared to the second quarter of 2005. Based on the intangible assets held at June 30, 2006, the Company expects to recognize amortization expense of approximately $4.2 million for the full year of 2006, $3.1 million in 2007, $2.8 million in 2008, $2.6 million in 2009, and $350,000 in 2010.
Interest (Income) Expense, Net. Interest (income) expense, net, consists of interest expense of $389,000 and $555,000 during the second quarter of 2006 and 2005, respectively, primarily from borrowings under our senior credit facility, capital lease agreements, and certain of our factoring agreements, offset by interest income of $757,000 and $565,000 during the second quarter of 2006 and 2005, respectively, generated by our invested cash balances and investments in marketable securities.
Provision for Income Taxes. We recorded tax provisions of $2.8 million and $4.6 million in the second quarter of 2006 and 2005, respectively. During the second quarter of 2006, our effective tax rate was approximately 51%, as compared to 37% in the second quarter of 2005. Of this 14 percentage point increase in our effective tax rate, approximately 12 percentage points are attributable to additional expenses recorded under the provisions of FAS 123R, as a significant portion of the non-cash stock-based compensation recognized may not be deductible under U.S. and foreign tax regulations and therefore, pursuant to FAS 123R, do not benefit our current period tax provision. Further contributing to this increase is the expiration of the federal Research and Development tax credit on December 31, 2005.
We expect our effective tax rate for the full year 2006 to be in the range of 47% to 50%, which includes an assumption that the federal Research and Development tax credit will be reinstated within the year. Should we be unable to utilize the federal Research and Development tax credit this year, our effective tax rate could be as much as four percentage points higher. Further, this estimate could change as a result of any additional legislation passed.
Comparison of six months ended June 30, 2006 to six months ended June 30, 2005
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Net sales	$173,748	100.0%	$165,390	100.0%
Cost of sales[1]	49,728	28.6%	47,146	28.5%

Gross profit	124,020	71.4%	118,244	71.5%
Operating expenses:
Selling, general and administrative[1]	97,902	56.3%	81,166	49.1%
Research and development[1]	13,819	8.0%	10,601	6.4%
Amortization of intangible assets	2,267	1.3%	2,099	1.3%

Total operating expenses	113,988	65.6%	93,866	56.8%

Operating income	10,032	5.8%	24,378	14.7%
Interest (income) expense, net	(618)	(0.4%)	80	—
Other expense, net	67	—	163	0.1%

Income before income taxes	10,583	6.1%	24,135	14.6%
Provision for income taxes	5,524	3.2%	9,099	5.5%

Net income	$5,059	2.9%	$15,036	9.1%

[1]	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Six Months Ended June 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales

Cost of sales	$229	0.1%	$11	—
Selling, general and administrative	5,162	3.0%	315	0.2%
Research and development	1,071	0.6%	5	—

	$6,462	3.7%	$331	0.2%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Six Months Ended June 30,
	2006	2005	% change
Hip products	$62,943	$57,737	9.0%
Knee products	49,394	49,340	0.1%
Biologics products	32,095	31,518	1.8%
Extremity products	22,459	20,053	12.0%
Other	6,857	6,742	1.7%

Total net sales	$173,748	$165,390	5.1%

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2006 and 2005:
Product Line Sales as a Percentage of Total Net Sales

2006	2005

Net Sales. Net sales totaled $173.7 million during the first half of 2006, representing a 5.1% increase over prior year. Net sales in 2006 include an unfavorable currency impact of approximately $2.3 million. The increase in net sales is attributable to the continued success of our extremity and hip product lines, which grew 12% and 9%, respectively, over the prior year.
In the first half of 2006, domestic net sales grew 8% to $107.6 million, or 61.9% of total net sales. International sales totaled $66.2 million, including the aforementioned unfavorable currency impact of $2.3 million, representing an increase of 1%.
Cost of Sales. Our cost of sales as a percentage of net sales increased slightly from 28.5% in the first half of 2005 to 28.6% in the first half of 2006. This increase is attributable to higher manufacturing variances, which were partially offset by shifts in our geographic sales mix.
Operating Expenses. As a percentage of net sales, our operating expenses increased by 8.8 percentage points to 65.6% in the first half of 2006, as compared to 56.8% in the first half of 2005. The year-over-year increase in operating expenses is primarily due to increased non-cash stock based compensation due to the implementation of FAS 123R as well as lower levels of incentive compensation recorded in the first half of 2005.
Non-Operating Expenses. Interest (income) expense, net, totaled $618,000 in income in the first half of 2006 versus $80,000 of expense in the first half of 2005. The change from prior year is primarily attributable to the impact of interest income generated on our investments in marketable securities, as well as lower levels of interest expense from our long-term note payable.
Provision for Income Taxes. We recorded tax provisions of $5.5 million and $9.1 million in the first half of 2006 and 2005, respectively. Our effective tax rate was approximately 52% and 38% for the six month periods ended June 30, 2006 and 2005, respectively. The increase in our effective tax rate is due primarily to the significant amount of non-cash stock-based compensation expense recorded pursuant to FAS 123R during 2006 that does not benefit our current period tax provision.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as a result of the European holiday schedule, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this 3-day event, we display our most recent and innovative products for these surgeons.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$53,351	$51,277
Short-term marketable securities	26,485	25,000
Working capital	202,862	196,126
Line of credit availability	100,000	59,878
Our cash and cash equivalents increased during the first half of 2006 by $2.1 million, which was attributable to the generation of $19.8 million of cash from operating activities, partially offset by routine capital expenditures and the $3.8 million payment of our remaining debt outstanding. Cash and cash equivalents decreased by $18.4 million in the first half of 2005 due to the investment of our excess cash balance in marketable securities.
Operating Activities. Cash provided by operating activities was $19.8 million for the first half of 2006, as compared to $819,000 used in operating activities for the first half of 2005. The increase in operating cash during the first half of 2006 is primarily attributable to the investment of approximately $18.4 million in marketable securities during 2005 as compared to $1.5 million during 2006. The remainder of the increase is attributable to lower levels of cash tax payments for U.S. federal income taxes during the first half of 2006 and improved working capital management, which were partially offset by lower levels of earnings.
Investing Activities. Our capital expenditures totaled approximately $14.9 million and $13.3 million in the first half of 2006 and 2005, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur routine capital expenditures of approximately $30 million in total for 2006.
Financing Activities. During the first half of 2006, we made approximately $1.3 million in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first half of 2006 and 2005 totaled approximately $3.4 million and $3.7 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $3.3 million and $5.0 million in the first half of 2006 and 2005, respectively. We recorded obligations of $3.9 million and $3.5 million for the amount of receivables factored under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet as of June 30, 2006 and December 31, 2005, respectively.
On June 30, 2006, we paid $3.8 million to retire the indebtedness under our existing credit facility, cancelled the credit facility, and terminated the related credit agreement. At the same time, we entered into a credit agreement with a group of banks led by Bank of America, N.A. The new credit agreement provides for a $100 million revolving credit facility, which can be increased by up to $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the new credit facility. Borrowings under the new credit facility will bear interest at the sum of a base rate plus an applicable rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual rate of 7.2%.
The payment of our indebtedness under the new credit facility is secured by pledges of 100% of the capital stock of our U.S. subsidiaries and 65% of the capital stock of our foreign subsidiaries, and is guaranteed by our U.S. subsidiaries. The new credit agreement contains customary financial and non-financial covenants. Upon the occurrence of an event of default, the lenders may declare that all principal, interest and other amounts owed are immediately due and payable and may exercise any other available right or remedy. The events of default include, but are not limited to, non-payment of amounts owed, failure to perform covenants, breach of representations and warranties, institution of insolvency proceedings, entry of certain judgments, and occurrence of a change in control. The term of the new credit facility extends through June 30, 2011.

Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $53.4 million, our marketable securities balance of $26.5 million, our available credit line of $100 million, and our expected cash flow from operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2006 of approximately $30 million, meet our contractual cash obligations in 2006, and fund any potential expansion of our current facilities or the construction of new facilities.
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
Stock-Based Compensation. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate.
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
Impact of Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. We will comply with the provisions of FIN 48 effective January 1, 2007. We are currently assessing the impact that the adoption of FIN 48 will have on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% of our total net sales were denominated in foreign currencies during both the six months ended June 30, 2006, and the year ended December 31, 2005, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In 2002, pursuant to a purchase and royalty agreement with CERAbio LLC (CERAbio), we purchased assets consisting primarily of completed technology for $3.0 million and recorded this entire amount as an intangible asset. Of this purchase price, $1.5 million was paid upon signing the purchase agreement. The remaining $1.5 million was recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet as it was payable if certain conditions under the agreement were satisfied. Believing that the contractual obligations for payment had not been met, we disputed whether the second payment had been earned. In 2003, CERAbio and Phillips Plastics Corporation filed a lawsuit against us in U.S. District Court for the Western District of Wisconsin for payment of the remaining $1.5 million purchase price. In 2003, the trial court ruled in favor of CERAbio and ordered us to pay the remaining purchase price. In 2004, we appealed the trial court’s judgment to the U.S. Court of Appeals for the Seventh Circuit. In June 2005, the appeals court effectively granted us a new trial in this dispute. In May 2006, the trial court ruled in favor of CERAbio and ordered us to pay the remaining purchase price. As this amount was previously accrued, the outcome of this lawsuit had no material adverse effect on our financial position and no impact on our results of operations.
ITEM 1A. RISK FACTORS.
There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our 2006 Annual Meeting of Stockholders on May 11, 2006. Our stockholders voted on two proposals at the meeting.
Our stockholders elected seven directors to serve on our Board of Directors for a term of one year. The tabulation of votes with respect to each director nominee was as follows:

Nominee	For	Withheld
F. Barry Bays	30,928,342	1,230,092
Martin J. Emerson	31,435,083	723,351
Gary D. Henley	29,890,242	2,268,192
Beverly A. Huss	31,436,233	722,201
David D. Stevens	31,354,263	804,171
Thomas E. Timbie	29,226,952	2,931,482
James T. Treace	28,798,156	3,360,278
There were no broker non-votes on the proposal to elect directors.
Our stockholders ratified the selection of KPMG LLP as our independent auditor for the year ending December 31, 2006. There were 32,136,302 votes for, 19,926 votes against, 2,205 votes abstaining from, and no broker non-votes on the proposal.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.(4)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (5)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (6)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (6)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (7)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (8) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (6)

10.10	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (8)

10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays. (9)

10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (9)

10.13	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (9)

10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John R. Treace.(9)

10.15	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jason P. Hood (10).

10.16	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (11)

10.17	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (7)

10.18	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (12)

10.19	Severance and Release Agreement dated as of October 17, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (13)

Exhibit No.	Description

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on July 7, 2006.

(5)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 13, 2005.

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 27, 2005.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on February 10, 2005.

(8)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 22, 2005.

(10)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 2, 2006.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 22, 2006.

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 6, 2005.

(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 20, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 2, 2006

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Gary D. Henley

Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell

John K. Bakewell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting
Officer)