Form 10-Q
period 2006-09-30
WRIGHT MEDICAL GROUP INC
filed 2006-11-09
CIK 1137861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐ Yes ☑ No
As of November 6, 2006, there were 34,824,625 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$51,659	$51,277
Marketable securities	28,400	25,000
Accounts receivable, net	69,434	61,729
Inventories	85,825	82,381
Prepaid expenses	6,810	11,025
Deferred income taxes	23,157	24,218
Other current assets	4,153	4,751

Total current assets	269,438	260,381

Property, plant and equipment, net	88,287	81,206
Goodwill	8,185	7,829
Intangible assets, net	9,895	12,724
Deferred income taxes	15,045	8,217
Other assets	2,879	1,453

	$393,729	$371,810

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,979	$13,572
Accrued expenses and other current liabilities	42,588	45,055
Current portion of long-term obligations	1,181	5,628

Total current liabilities	57,748	64,255

Long-term obligations	874	1,728
Other liabilities	13,769	13,819

Total liabilities	72,391	79,802

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 34,653,465 shares at September 30, 2006 and 34,175,696 shares at December 31, 2005	346	342
Additional paid-in capital	290,762	274,312
Accumulated other comprehensive income	16,168	11,957
Retained earnings	14,062	5,397

Total stockholders’ equity	321,338	292,008

	$393,729	$371,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$78,637	$73,479	$252,385	$238,869
Cost of sales [1]	22,517	20,263	72,245	67,409

Gross profit	56,120	53,216	180,140	171,460

Operating expenses:
Selling, general and administrative [1]	45,494	40,110	143,396	121,276
Research and development [1]	6,175	5,904	19,994	16,505
Amortization of intangible assets	987	1,020	3,254	3,119

Total operating expenses	52,656	47,034	166,644	140,900

Operating income	3,464	6,182	13,496	30,560

Interest income, net	(570)	(171)	(1,188)	(91)
Other (income) expense, net	(1,550)	43	(1,483)	206

Income before income taxes	5,584	6,310	16,167	30,445

Provision for income taxes	1,979	2,324	7,503	11,423

Net income	$3,605	$3,986	$8,664	$19,022

Net income per share (Note 7):
Basic	$0.10	$0.12	$0.25	$0.56

Diluted	$0.10	$0.11	$0.25	$0.54

Weighted-average number of shares outstanding-basic	34,420	33,972	34,289	33,920

Weighted-average number of shares outstanding-diluted	35,460	35,285	35,319	35,240

[1]	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of sales	$258	$—	$487	$11
Selling, general and administrative	2,845	65	8,007	380
Research and development	556	—	1,627	5

	$3,659	$65	$10,121	$396

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$8,664	$19,022

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,353	12,649
Stock-based compensation expense	10,121	396
Amortization of intangible assets	3,254	3,119
Deferred income taxes	(5,641)	(3,437)
Gain on sale of investment	(1,499)	—
Excess tax benefit from stock-based compensation arrangements	(1,742)	—
Other	584	416
Changes in assets and liabilities:
Accounts receivable	(6,372)	(3,437)
Inventories	(1,354)	(8,443)
Marketable securities	(3,400)	(20,525)
Prepaid expenses and other current assets	3,269	(1,637)
Accounts payable	(107)	1,391
Accrued expenses and other liabilities	(1,964)	(1,350)

Net cash provided by (used in) operating activities	18,166	(1,836)

Investing activities:
Capital expenditures	(20,324)	(22,180)
Proceeds from sale of investment	1,270	—
Other	500	(414)

Net cash used in investing activities	(18,554)	(22,594)

Financing activities:
Issuance of common stock	3,355	1,268
Payments of bank and other financing	(5,408)	(3,477)
Financing under factoring agreements, net	814	(1,357)
Excess tax benefit from stock-based compensation arrangements	1,742	—

Net cash provided by (used in) financing activities	503	(3,566)

Effect of exchange rates on cash and cash equivalents	267	(447)

Net increase (decrease) in cash and cash equivalents	$382	$(28,443)

Cash and cash equivalents, beginning of period	$51,277	$83,470

Cash and cash equivalents, end of period	$51,659	$55,027

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
The Company recorded approximately $3.7 million and $10.1 million of stock-based compensation during the three and nine month periods ended September 30, 2006, respectively. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had applied the fair value recognition provisions of SFAS No. 123 to non-cash stock-based employee compensation expense.
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
The Company recorded approximately $508,000 and $86,000 in net gains on foreign currency contracts for the three months ended September 30, 2006 and 2005, respectively, and approximately $1.0 million in net losses and $1.2 million in net gains for the nine months ended September 30, 2006 and 2005, respectively, which are included in “Other (income) expense, net” in the Company’s condensed consolidated statement of operations. These gains and losses substantially offset translation losses and gains recorded on the Company’s intercompany receivable and payable balances, also included in “Other (income) expense, net.” At September 30, 2006, and December 31, 2005, the Company did not have any outstanding foreign currency contracts.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(UNAUDITED)
Impact of Recently Issued Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. The Company will comply with the provisions of FIN 48 effective January 1, 2007. The Company is currently assessing the impact that the adoption of FIN 48 will have on its results of operations and financial position.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. We believe the adoption of SAB 108 will have an immaterial impact on our results of operations and financial position.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS 158”). FAS 158 requires us to recognize the overfunded or underfunded status of any pension or other postretirement plans we may have as an asset or liability in our statement of financial position and to recognize changes in that funded status in the year in which the changes occur as an adjustment to other comprehensive income in stockholders’ equity. Currently, we have defined benefit pension plans for certain of our foreign subsidiaries but do not have any defined benefit postretirement plans for our U.S. business. This Statement also requires that we measure the funded status of our plans as of the date of our statement of financial position. The Company will comply with the provisions of FAS 158 effective December 31, 2006. We believe the adoption of FAS 158 will have an immaterial impact on our results of operations and financial position.
2. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$4,562	$4,186
Work-in-process	13,158	14,417
Finished goods	68,105	63,778

	$85,825	$82,381

3. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Property, plant and equipment, at cost	$167,276	$148,252
Less: Accumulated depreciation	(78,989)	(67,046)

	$88,287	$81,206

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(UNAUDITED)
4. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Notes payable	$—	$3,750
Capital lease obligations	2,055	3,606

	2,055	7,356
Less: current portion	(1,181)	(5,628)

	$874	$1,728

On June 30, 2006, the Company paid $3.8 million to retire all indebtedness under its then existing credit facility, cancelled the credit facility, and terminated the related credit agreement. At the same time, the Company entered into a credit agreement with a group of banks led by Bank of America, N.A. The new credit agreement provides for a $100 million revolving credit facility, which can be increased by up to $50 million at the Company’s request and subject to the agreement of the lenders. The Company currently has no borrowings outstanding under the new credit facility. Borrowings under the new credit facility will bear interest at the sum of a base rate plus an applicable rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual rate of 8.25%. The term of the new credit facility extends through June 30, 2011.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2006 are as follows (in thousands):

Goodwill at December 31, 2005	$7,829
Resolution of pre-acquisition foreign income tax contingencies	(140)
Foreign currency translation	496

Goodwill at September 30, 2006	$8,185

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$19,451	$13,142	$18,173	$10,908
Completed technology	5,202	2,888	5,243	2,353
Licenses	2,754	2,206	2,756	1,847
Trademarks	657	287	657	230
Other	4,105	3,751	4,014	2,781

	32,169	$22,274	30,843	$18,119

Less: Accumulated amortization	(22,274)		(18,119)

Intangible assets, net	$9,895		$12,724

Based on the intangible assets held at September 30, 2006, the Company expects to recognize amortization expense of approximately $4.2 million for the full year of 2006, $3.1 million in 2007, $2.8 million in 2008, $2.5 million in 2009, and $350,000 in 2010.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(UNAUDITED)
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
Equity Incentive Plan. On December 7, 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, and May 12, 2005. The Plan authorizes the Company to grant stock options and other stock-based awards with respect to up to 9,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in July 2001 became options to purchase the Company’s common stock. Those options were immediately exercisable upon their issuance. All the options issued under the Plan expire after ten years.
The Company recognized approximately $3.7 million ($2.7 million net of taxes) and $10.1 million ($8.0 million net of taxes) in non-cash stock-based compensation expense during the three and nine month periods ended September 30, 2006, respectively, which reduced basic and diluted earnings per share by $0.08 and $0.23 during the three and nine month periods ended September 30, 2006, respectively. Further, approximately $583,000 of non-cash stock-based compensation was capitalized as part of the cost of inventory as of September 30, 2006. During the three and nine month periods ended September 30, 2005, the Company incurred approximately $65,000 ($39,000 net of taxes) and $396,000 ($239,000 net of taxes), respectively, of non-cash stock-based compensation expense for the fair value of stock options granted to independent distributors and for certain stock options granted to employees where the fair value of the Company’s stock exceeded the exercise price of the stock option at the date of grant.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$3,986	$19,022
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	5	107
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,589)	(8,149)

Pro forma net income	$1,402	$10,980

Income per share:

Basic, as reported	$0.12	$0.56

Basic, pro forma	$0.04	$0.32

Diluted, as reported	$0.11	$0.54

Diluted, pro forma	$0.04	$0.32

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(UNAUDITED)
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
The weighted-average fair value of the Company’s options granted in the first nine months of 2006 and the first nine months of 2005 was $9.55 per share and $11.96 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.3% - 5.1%	4.0% - 4.3%
Expected option life	6.25 years	7 years
Expected price volatility	40%	40%
A summary of the Company’s stock option activity is as follows:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Shares	Average	Remaining	Value*
	(000’s)	Exercise Price	Contractual Life	($000’s)
Outstanding at December 31, 2005	6,188	$19.55
Granted	958	20.11
Exercised	(422)	7.73
Forfeited or expired	(587)	25.57

Outstanding at September 30, 2006	6,137	$19.86	7.1 years	$35,462

Exercisable at September 30, 2006	2,997	$15.86	5.6 years	$29,020

*	The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock as of September 30, 2006, and the exercise price of the shares. The market value as of September 30, 2006 is deemed to have been $24.25 per share, which is the closing sale price of the common stock reported for transactions effected on the Nasdaq Global Select Market on September 29, 2006.
The total intrinsic value of options exercised during the nine month periods ended September 30, 2006, and September 30, 2005, was approximately $6.3 million and $2.4 million, respectively.
As of September 30, 2006, the Company had $29.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.
During the first nine months of 2006 and the first nine months of 2005, the Company granted certain independent distributors common stock options of 36,200 and 41,400 shares, respectively, under the Plan. These options are exercisable in 25% increments on the first through fourth anniversaries of the date of grant at a weighted-average exercise price of $20.79 and $25.15 per share, respectively. The options expire after ten years.
On August 15, 2006, the Company issued 50,000 shares of restricted stock with a grant date fair value of $1.2 million to a third party in exchange for certain rights and services. We are expensing this over 28 months, the life of the contract. The forfeiture restrictions lapsed on 16,667 of these shares on the grant date. The forfeiture restrictions on the remaining shares lapse on January 1, 2007 and January 1, 2008.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(UNAUDITED)
Employee Stock Purchase Plan. On May 30, 2002, the Company and its shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the Company to issue up to 200,000 shares of common stock to its employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, the Company sold to employees 5,747 shares in the first nine months of 2006 and 11,530 shares in 2005 with weighted-average fair values of $5.18 and $6.93 per share, respectively. As of September 30, 2006, there were 155,472 shares available for future issuance under the ESPP. During the three and nine month periods ended September 30, 2006, the Company recorded nominal amounts of stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, the Company used the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.3% - 5.1%	3.0% - 3.6%
Expected option life	6 months	6 months
Expected price volatility	40%	40%
7. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents. The Company’s common stock equivalents consist of stock options and restricted stock. The dilutive effect of such instruments is calculated using the treasury-stock method.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average number of shares outstanding, basic	34,420	33,972	34,289	33,920
Common stock equivalents	1,040	1,313	1,030	1,320

Weighted-average number of shares outstanding, diluted	35,460	35,285	35,319	35,240

The Company has excluded from the calculation of diluted earnings per share approximately 4.0 million and 2.5 million antidilutive options for the three months ended September 30, 2006 and 2005, respectively, and 4.2 million and 2.5 million antidilutive options for the nine months ended September 30, 2006 and 2005, respectively.
8. Other Comprehensive Income
The difference between the Company’s net income and its comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$3,605	$3,986	$8,664	$19,022
Changes in foreign currency translation	(602)	(469)	4,211	(8,444)

Comprehensive income	$3,003	$3,517	$12,875	$10,578

9. Commitments and Contingencies
Legal Proceedings. In 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against Howmedica’s claims and is vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that the Company’s products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of September 30, 2006. Management believes that the claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or results of operations.
The Company is involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of September 30, 2006.
The Company is involved in a dispute with a former consultant who is demanding payment of royalties on the sales of certain knee products as well as punitive damages. The Company contends that the plaintiff breached his agreement, and therefore it owes no royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts granted partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract; however, the claim for punitive damages was dismissed. A damages hearing will be scheduled to determine the amount of the judgment. Discovery for the damages hearing is ongoing, and the plaintiff is currently demanding approximately $3.4 million of royalties, not including interest. Both parties have the right to appeal this ruling and the Company intends to appeal the portion of the judgment issued in favor of the plaintiff. The Company believes that an ultimate unfavorable resolution to this matter is not probable, and therefore, it has not accrued any amounts related to this matter as of September 30, 2006.
The Company is involved in a dispute with a former consultant who is demanding approximately $3.6 million for consulting payments under a contract that the Company terminated in 2005. This dispute will be heard in binding arbitration, which is anticipated to be scheduled during the second quarter of 2007. The Company believes that it has meritorious defenses in this dispute and does not believe that an unfavorable ruling is probable. Therefore, the Company has not accrued any amounts related to this matter as of September 30, 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and nine month periods ended September 30, 2006. This discussion should be read in conjunction with the accompanying unaudited financial statements and our annual report on Form 10-K for the year ended December 31, 2005, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales grew 7.0% in the third quarter of 2006 to $78.6 million, as compared to net sales of $73.5 million in the third quarter of 2005. Our net income decreased to $3.6 million in the third quarter of 2006 from $4.0 million in the third quarter of 2005, primarily as a result of the recognition of $3.7 million ($2.7 million net of taxes) of non-cash stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (FAS 123R), partially offset by a $1.5 million gain recognized upon the sale of an investment, as well as lower levels of cash incentive compensation in the current period.
Our third quarter domestic sales grew 6% in 2006, led by continued growth within our hip product line, which grew 11% as compared to prior year. Our domestic hip business continues to benefit from our innovative line of products, including our advanced bearing surfaces and proprietary modular neck technology. Further contributing to our domestic sales growth was 8% growth in our extremities product line.
Our international sales grew 9% to $28.4 million in the third quarter of 2006 from $26.1 million in the third quarter of 2005, primarily due to growth in Japan and certain geographic regions within our European operations (which include the Middle East and Africa), most significantly in Italy. However, sales in France continued to decline during the third quarter of 2006 as compared to the prior year.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the area of reconstructive joint devices. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, as updated in Item 1A of Part II in this report.
In addition to the factors noted above, in 2005 and 2006, as part of a governmental inquiry into the orthopaedic industry, several of our competitors received subpoenas from the United States Department of Justice (the “DOJ”). Based on publicly available information, we believe that these subpoenas requested information related to antitrust issues in regard to these companies’ relationships with orthopaedic surgeons. As of the date of this quarterly report, we have not been contacted by the DOJ or received a subpoena from the DOJ relating to this investigation.

Results of Operations
Introduction. Effective January 1, 2006, we adopted the provisions of FAS 123R. We elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, our results of operations during 2006 will not be comparable to our prior year results. We recorded approximately $3.7 million ($2.7 million net of taxes) and $10.1 million ($8.0 million net of taxes) of non-cash stock-based compensation expense during the three and nine month periods ended September 30, 2006, respectively. See Note 6 to our condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation expense. We also discuss the effect of stock-based compensation on certain individual line items of our condensed consolidated statement of operations in “Comparison of three months ended September 30, 2006 to three months ended September 30, 2005” below.
Comparison of three months ended September 30, 2006 to three months ended September 30, 2005
The following table sets forth, for the periods indicated, our results of operations expressed in dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Net sales	$78,637	100.0%	$73,479	100.0%
Cost of sales[1]	22,517	28.6%	20,263	27.6%

Gross profit	56,120	71.4%	53,216	72.4%
Operating expenses:
Selling, general and administrative[1]	45,494	57.9%	40,110	54.6%
Research and development[1]	6,175	7.9%	5,904	8.0%
Amortization of intangible assets	987	1.3%	1,020	1.4%

Total operating expenses	52,656	67.0%	47,034	64.0%

Operating income	3,464	4.4%	6,182	8.4%
Interest income, net	(570)	(0.7%)	(171)	(0.2%)
Other (income) expense, net	(1,550)	(2.0%)	43	0.1%

Income before income taxes	5,584	7.1%	6,310	8.6%
Provision for income taxes	1,979	2.5%	2,324	3.2%

Net income	$3,605	4.6%	$3,986	5.4%

[1]	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended September 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$258	0.3%	$—	—
Selling, general and administrative	2,845	3.6%	65	0.1%
Research and development	556	0.7%	—	—

	$3,659	4.7%	$65	0.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	September 30,
	2006	2005	% change
Hip products	$27,645	$24,143	14.5%
Knee products	21,805	21,471	1.6%
Biologics products	15,835	14,972	5.8%
Extremity products	10,803	9,861	9.6%
Other	2,549	3,032	(15.9%)

Total net sales	$78,637	$73,479	7.0%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2006 and 2005:
Product Line Sales as a Percentage of Total Net Sales

2006	2005

Net Sales. Our overall net sales growth in the third quarter of 2006 was primarily attributable to the continued success of our hip product line, which grew 14.5% over the third quarter of 2005. Geographically, our domestic net sales totaled $50.2 million in the third quarter of 2006 and $47.4 million in the third quarter of 2005, representing 63.9% and 64.5% of total net sales, respectively, and growth of 6%. Our international net sales totaled $28.4 million in the third quarter of 2006, representing growth of 9% over the third quarter of 2005. This increase was primarily driven by our continued success in Japan, coupled with the second consecutive quarter of year-over-year growth in Italy. These increases were partially offset by the continued year-over-year decline of sales in France. International sales in the third quarter of 2006 also include a favorable currency impact of approximately $505,000, primarily as a result of the U.S. dollar’s performance against the euro in the third quarter of 2006 compared to the same period of 2005.
Our hip product net sales totaled $27.6 million during the third quarter of 2006, representing an increase of 15% over the third quarter of 2005. Domestic hip sales grew 11% as compared to prior year, driven primarily by volume increases due to the continued successes of our CONSERVE® Total Implant with BFH™ Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. Our international markets further contributed to the success of our hip product line this quarter, posting 19% growth over the third quarter of 2005. Our international growth was led by increases in certain European markets, particularly Italy, as well as Japan, due to the international success of our CONSERVE® family of products and our PROFEMUR® line of primary stems, as well as the continued growth of our ANCA-FIT™ Hip System.
Our extremity product net sales increased to $10.8 million in the third quarter of 2006, representing growth of 10% over the third quarter of 2005. This year-over-year growth was primarily driven by performance in our domestic markets, where we achieved 8% growth, as well as the continued expansion in our international markets, particularly within our European operations. This growth was led by increased unit sales of our CHARLOTTE™ Foot and Ankle System and our MICRONAIL™ intramedullary wrist fracture repair system.

Net sales of our biologics products totaled $15.8 million in the third quarter of 2006, which represents a 6% increase over the third quarter of 2005. In the U.S., biologics sales grew 3% over prior year, as the continued unit sales growth of our higher-priced GRAFTJACKET® tissue repair and containment membranes was mostly offset, as in recent quarters, by the decline of our DBM (demineralized bone matrix) containing products. Also contributing to our biologics growth were increased sales in our international markets, where sales of our biologics products grew 18% as compared to prior year, particularly in our European operations.
Our knee product net sales totaled $21.8 million in the third quarter of 2006, which was 2% higher than the third quarter of 2005. Our domestic knee sales were the driver of this growth.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 27.6% in the third quarter of 2005 to 28.6% in the third quarter of 2006. Our third quarter 2006 cost of sales include approximately 0.3 percentage points of non-cash stock-based compensation expense recorded pursuant to FAS 123R. The remaining increase is primarily attributable to higher levels of excess and obsolete inventory provisions and manufacturing variances, which were partially offset by favorable shifts in our product sales mix.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 57.9% in the third quarter 2006, an increase from 54.6% in the third quarter of 2005. Our third quarter 2006 selling, general, and administrative expenses include approximately $2.8 million (3.6% of net sales) of non-cash stock-based compensation recorded pursuant to FAS 123R, as compared to approximately $65,000 (0.1% of net sales) of non-cash stock-based compensation recognized in the third quarter of 2005. The increase in selling, general and administrative expenses in the third quarter of 2006 compared to the year-ago quarter is the result of increased stock-based compensation and sales and marketing costs, partially offset by lower levels of cash incentive compensation.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales.
Research and Development. Our investment in research and development activities represented approximately 7.9% of net sales in the third quarter of 2006, as compared to 8.0% of net sales in the third quarter of 2005. The decrease in research and development, as a percentage of sales, is attributable to the termination of certain development programs, mostly offset by approximately $550,000 (0.7% of net sales) of non-cash stock-based compensation recorded in the third quarter of 2006 pursuant to FAS 123R.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Non-cash charges associated with the amortization of intangible assets in the third quarter of 2006 were relatively flat as compared to the third quarter of 2005. Based on the intangible assets held at September 30, 2006, we expect to recognize amortization expense of approximately $4.2 million for the full year of 2006, $3.1 million in 2007, $2.8 million in 2008, $2.5 million in 2009, and $350,000 in 2010.
Interest Income, Net. Interest income, net, consists of interest expense of $192,000 and $327,000 during the third quarter of 2006 and 2005, respectively, primarily from borrowings under our capital lease agreements, certain of our factoring agreements, and, in 2005, our senior credit facility, offset by interest income of $762,000 and $498,000 during the third quarter of 2006 and 2005, respectively, generated by our invested cash balances and investments in marketable securities.
Other (Income) Expense, Net. Other (income) expense, net, consists of other income of $1.6 million during the third quarter of 2006, including a gain of approximately $1.5 million upon the sale of an investment, as compared to $43,000 of expense in the third quarter of 2005.

Provision for Income Taxes. We recorded tax provisions of $2.0 million and $2.3 million in the third quarter of 2006 and 2005, respectively. During the third quarter of 2006, our effective tax rate was approximately 35.4%, as compared to 36.8% in the third quarter of 2005. This decrease in our effective tax rate is primarily attributable to the realization of certain tax saving initiatives during the third quarter of 2006 to include the tax efficient sale of an investment, partially offset by expenses recorded under the provisions of FAS 123R, a significant portion of which may not be deductible under U.S. and foreign tax regulations and therefore, pursuant to FAS 123R, do not benefit our current period tax provision. Our initiatives were also partially offset due to the inclusion of a benefit for the Federal Research and Development tax credit in our 2005 provision, but not 2006 as the credit lapsed at the end of 2005.
We expect our effective tax rate for the full year 2006 to be in the range of 45% to 48%. This is a significant increase over our full year 2005 effective tax rate of 37% due to the amount of non-cash stock-based compensation expense recorded pursuant to FAS 123R during 2006 that does not benefit our current period tax provision. Further, this rate does not include the benefit of the Federal Research and Development tax credit. If legislation is passed enabling us to utilize the Federal Research and Development tax credit this year, our effective tax rate could be as much as four percentage points lower. Further, this estimate could change as a result of any additional legislation passed.
Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2005
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Net sales	$252,385	100.0%	$238,869	100.0%
Cost of sales[1]	72,245	28.6%	67,409	28.2%

Gross profit	180,140	71.4%	171,460	71.8%
Operating expenses:
Selling, general and administrative[1]	143,396	56.8%	121,276	50.8%
Research and development[1]	19,994	7.9%	16,505	6.9%
Amortization of intangible assets	3,254	1.3%	3,119	1.3%

Total operating expenses	166,644	66.0%	140,900	59.0%

Operating income	13,496	5.3%	30,560	12.8%
Interest income, net	(1,188)	(0.5%)	(91)	—
Other (income) expense, net	(1,483)	(0.6%)	206	0.1%

Income before income taxes	16,167	6.4%	30,445	12.7%
Provision for income taxes	7,503	3.0%	11,423	4.8%

Net income	$8,664	3.4%	$19,022	8.0%

[1]	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Nine Months Ended September 30,
	(unaudited)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$487	0.2%	$11	—
Selling, general and administrative	8,007	3.2%	380	0.2%
Research and development	1,627	0.6%	5	—

	$10,121	4.0%	$396	0.2%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Nine Months Ended
	September 30,
	2006	2005	% change
Hip products	$90,588	$81,880	10.6%
Knee products	71,199	70,811	0.1%
Biologics products	47,930	46,490	3.1%
Extremity products	33,262	29,914	11.2%
Other	9,406	9,774	(3.8%)

Total net sales	$252,385	$238,869	5.7%

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2006 and 2005:
Product Line Sales as a Percentage of Total Net Sales

2006	2005

Net Sales. Net sales totaled $252.4 million during the first nine months of 2006, representing a 6% increase over the first nine months of 2005. Net sales in 2006 include an unfavorable currency impact of approximately $1.8 million as compared to the first nine months of 2005. The increase in net sales is attributable to the continued success of our hip and extremity product lines, both of which grew 11% over the prior year.
In the first nine months of 2006, domestic net sales grew 7% to $157.8 million, or 62.5% of total net sales. International sales totaled $94.6 million, representing an increase of 3%, including the aforementioned unfavorable currency impact of $1.8 million.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.2% in the first nine months of 2005 to 28.6% in the first nine months of 2006. Approximately 0.2 percentage points of this increase are attributable to the non-cash stock-based compensation expense recorded in 2006 due to the implementation of FAS 123R. The remaining increase is primarily attributable to higher levels of manufacturing variances and excess and obsolete inventory provisions, which were partially offset by favorable shifts in our geographic sales mix.
Operating Expenses. As a percentage of net sales, our operating expenses increased 7 percentage points to 66.0% in the first nine months of 2006, as compared to 59.0% in the first nine months of 2005. Of this increase, 3.8 percentage points are attributable to increased non-cash stock based compensation expense due to the implementation of FAS 123R. The remaining increase was primarily driven by higher levels of cash incentive compensation recorded in the first nine months of 2006 as compared to prior year.
Interest Income, Net. Interest income, net, totaled $1.2 million of income in the first nine months of 2006 versus $91,000 of income the first nine months of 2005. The change from prior year is primarily attributable to the impact of interest income generated on our investments in marketable securities as well as lower levels of interest expense from our long-term note payable.

Other (Income) Expense, Net. Other (income) expense, net, totaled $1.5 million of income in the first nine months of 2006, including a gain of approximately $1.5 million upon the sale of an investment, as compared to $206,000 of expense in the first nine months of 2005.
Provision for Income Taxes. We recorded tax provisions of $7.5 million and $11.4 million in the first nine months of 2006 and 2005, respectively. Our effective tax rate was approximately 46.4% and 37.5% for the nine month periods ended September 30, 2006 and 2005, respectively. The increase in our effective tax rate is due primarily to the significant amount of non-cash stock-based compensation expense recorded pursuant to FAS 123R during 2006 that does not benefit our current period tax provision. Further our 2005 tax provision included a benefit for the Federal Research and Development tax credit. Our 2006 tax provision does not include this benefit as the credit lapsed at the end of 2005.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as a result of the European holiday schedule, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this 3-day event, we display our most recent and innovative products to these surgeons.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$51,659	$51,277
Short-term marketable securities	28,400	25,000
Working capital	211,690	196,126
Line of credit availability	100,000	59,878
Our cash and cash equivalents increased during the first nine months of 2006 by approximately $382,000, which was attributable to the generation of $18.2 million of cash from operating activities, mostly offset by routine capital expenditures and the $3.8 million payment of our remaining debt outstanding. Cash and cash equivalents decreased by $28.4 million in the first nine months of 2005 due primarily to the investment of our excess cash balance in marketable securities.
Operating Activities. Cash provided by operating activities was $18.2 million for the first nine months of 2006, as compared to $1.8 million used in operating activities for the first nine months of 2005. The increase in cash provided by operations during the first nine months of 2006 is primarily attributable to the investment of approximately $20.5 million in marketable securities during 2005, as compared to $3.4 million during 2006. The remainder of the increase is attributable to lower levels of cash tax payments for U.S. federal income taxes during the first three quarters of 2006, which was partially offset by lower levels of profitability.
Investing Activities. Our capital expenditures totaled approximately $20.3 million and $22.2 million in the first nine months of 2006 and 2005, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur routine capital expenditures of approximately $30 million in total for 2006. The 2006 capital expenditures were partially offset by proceeds from a gain on the sale of an investment.
Financing Activities. During the first nine months of 2006, we made approximately $1.7 million in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first nine months of 2006 and 2005 totaled approximately $4.6 million and $5.5 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $3.8 million and $6.8 million in the first nine months of 2006 and 2005, respectively. We recorded obligations of $4.6 million and $3.5 million for the amount of receivables factored under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet as of September 30, 2006 and December 31, 2005, respectively.
On June 30, 2006, we paid $3.8 million to retire the indebtedness under our then existing credit facility, cancelled the credit facility, and terminated the related credit agreement. At the same time, we entered into a credit agreement with a group of banks led by Bank of America, N.A. The new credit agreement provides for a $100 million revolving credit facility, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the new credit facility. Borrowings under the new credit facility will bear interest at the sum of a base rate plus an applicable rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual rate of 8.25%.
The payment of our indebtedness under the new credit facility is secured by pledges of 100% of the capital stock of our U.S. subsidiaries and 65% of the capital stock of our foreign subsidiaries, and is guaranteed by our U.S. subsidiaries. The new credit agreement contains customary financial and non-financial covenants. Upon the occurrence of an event of default, the lenders may declare that all principal, interest and other amounts owed are immediately due and payable and may exercise any other available right or remedy. The events of default include, but are not limited to, non-payment of amounts owed, failure to perform covenants, breach of representations and warranties, institution of insolvency proceedings, entry of certain judgments, and occurrence of a change in control. The new credit facility matures on June 30, 2011.
Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $51.7 million, our marketable securities balance of $28.4 million, our available credit line of $100 million, and our expected cash flow from operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2006 of approximately $30 million, meet our contractual cash obligations in 2006, and fund any potential expansion of our current facilities or the construction of new facilities.

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
Effective January 1, 2006, we adopted the provisions of FAS 123R. We believe that accounting for stock-based compensation requires subjective and complex judgments. Further, we believe that stock-based compensation expense is properly recorded in the financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with respect to stock-based compensation with the audit committee of our Board of Directors and with our independent auditors.
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
We estimate the expected life of options by calculating the average of the vesting period and the contractual term of the option, as allowed by SEC Staff Accounting Bulletin No. 107 (SAB 107). We estimated expected stock price volatility based upon historical volatility of our common stock. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future.
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
The guidance in FAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. See Note 6 to our condensed consolidated interim financial statements for further information regarding our FAS 123R disclosures.
Impact of Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. We will comply with the provisions of FIN 48 effective January 1, 2007. We are currently assessing the impact that the adoption of FIN 48 will have on our results of operations and financial position.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. We believe the adoption of SAB 108 will have an immaterial impact on our results of operations and financial position.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (FAS 158). FAS 158 requires us to recognize the overfunded or underfunded status of any pension or other postretirement plans we may have as an asset or liability in our statement of financial position and to recognize changes in that funded status in the year in which the changes occur as an adjustment to other comprehensive income in stockholders’ equity. Currently, we have defined benefit pension plans for certain of our foreign subsidiaries but do not have any defined benefit postretirement plans for our U.S. business. This Statement also requires that we measure the funded status of our plans as of the date of our statement of financial position. We will comply with the provisions of FAS 158 effective December 31, 2006. We believe the adoption of FAS 158 will have an immaterial impact on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 29% and 30% of our total net sales were denominated in foreign currencies during the nine months ended September 30, 2006, and the year ended December 31, 2005, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Change in Internal Control Over Financial Reporting
During the three months ended September 30, 2006, we implemented our enterprise computer system in an entity within our European operations. This event represented a change that has materially affected our internal control over financial reporting. Accordingly, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of this change in internal control over financial reporting. Based on this evaluation, our management concluded that this change did not diminish the design of our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS.
The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005:
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
Further, in 1993, our predecessor company, Wright Medical Technology, Inc. (the Predecessor Company), acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution. The Predecessor Company was notified in 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan, which have delayed implementation of the plan. There can be no assurance that DCC will indemnify the Predecessor Company or Wright on any claims in the future. Further, neither the Predecessor Company nor Wright maintains insurance for claims arising on products sold by DCC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On August 15, 2006, we issued 50,000 shares of restricted common stock to a third party in exchange for certain rights and services. We did not register this transaction under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) thereof. The transaction did not involve any public offering of common stock, and the third party had adequate information about us through our public filings with the Securities and Exchange Commission.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.(4)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (5)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (9)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (7)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (8) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (6)

10.10	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (9)

10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays. (10)

10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (10)

10.13	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (10)

10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John R. Treace.(10)

10.15	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jason P. Hood (11).

10.16	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (12)

10.17	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (7)

10.18	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (13)

10.19	Severance and Release Agreement dated as of October 17, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (14)

Exhibit
No.	Description

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on July 7, 2006.

(5)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 13, 2005.

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 7, 2005.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on February 10, 2005.

(8)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 27, 2005.

(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 22, 2005.

(11)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 2, 2006.

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 22, 2006.

(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 6, 2005.

(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 20, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2006

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)