Form 10-K
period 2006-12-31
WRIGHT MEDICAL GROUP INC
filed 2007-02-27
CIK 1137861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
(Check one): Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $904,421,006.
As of February 23, 2007, there were 35,311,479 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 17, 2007.

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
Safe-Harbor Statement
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this annual report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in “Risk Factors” and elsewhere in this annual report), which could cause our actual results to differ materially from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this annual report, and we assume no obligation to update any forward-looking statement after this date.

PART I
Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries, is a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as advanced bearing surfaces, modular necks and bone conserving implants within the hip market, as well as on the integration of our biologics products into reconstructive joint procedures and other orthopaedic applications.
For the year ended December 31, 2006, we had net sales of $338.9 million and net income of $14.4 million. As of December 31, 2006, we had total assets of $409.4 million. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 15 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
History
We were incorporated in November 1999, as a Delaware corporation and had no operations until December 1999 when we acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., in a recapitalization transaction, and immediately thereafter acquired Cremascoli Ortho Holding, S.A., based in Toulon, France. The Cremascoli acquisition extended our product offerings, enhanced our product development capabilities, and expanded our European presence. As a result of combining Cremascoli’s strength in hip reconstruction with the predecessor company’s historical expertise in knee reconstruction and biologics, we offer a broad range of reconstructive joint devices and biologics to orthopaedic surgeons in over 60 countries.
In 2001, we sold 7,500,000 shares of common stock in our initial public offering, which generated $84.8 million in net proceeds. In 2002, we sold 3,450,000 shares of common stock in a secondary offering which generated $49.5 million in net proceeds.
Orthopaedic Industry
It is estimated that the worldwide orthopaedic industry generated sales of approximately $25 billion in 2006. We believe this figure will grow by approximately 10% annually over the next three years. Seven multinational companies currently dominate the orthopaedic industry, each with approximately $1.7 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as us, to focus on smaller, higher-growth sectors of the orthopaedic market, while still offering a comprehensive product line to address the needs of its customers.
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
The reconstructive joint device market is generally divided into the areas of knees, hips and extremities. It is estimated that the worldwide reconstructive joint device market had sales of approximately $9 billion in 2006, with hip reconstruction and knee reconstruction representing two of the largest sectors.
Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. Knee reconstruction was the largest sector of the reconstructive joint device market in 2006, with estimated sales of approximately $4.9 billion worldwide.
Major trends in knee reconstruction include the use of alternative surface materials to extend the implant’s life and increase conservation of the patient’s bone to minimize surgical trauma and accelerate recovery. Another significant trend in the knee reconstruction industry is the use of more technologically advanced knees, called advanced kinematic knees, which more closely resemble natural joint movement. Additionally, we believe that minimally invasive knee procedures, such as those for unicompartmental repair, which replaces only one femoral condyle, as well as minimally invasive surgical techniques and instrumentation are becoming more widely accepted.
Hip Reconstruction. The hip joint is a ball-and-socket joint which enables the wide range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This degeneration causes pain, stiffness and a reduction in hip mobility. It is estimated that the worldwide hip reconstruction market had sales of approximately $4.2 billion in 2006.
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
Extremity Reconstruction. Extremity reconstruction involves implanting devices to replace or reconstruct injured or diseased joints such as the finger, toe, wrist, elbow, foot, ankle and shoulder. It is estimated that the extremity reconstruction market had sales of approximately $450 million worldwide in 2006. Major trends in extremity reconstruction include unique distal radius (wrist) and foot and ankle fixation devices.
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

Biologics products are used in spinal fusions, trauma fractures, joint replacements, and cranio-maxillofacial procedures and represent an alternative solution to autograft, a procedure that involves harvesting a patient’s own bone or soft tissue. Currently, there are three main types of biological bone grafting products, which are osteoconductive, osteoinductive and combined osteoconductive/osteoinductive that refer to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not trigger new bone growth, whereas osteoinductive materials induce bone growth. Other biologics products enable the repair of soft tissue. These products provide favorable microenvironments for quick revascularization and cell proliferation. It is estimated that the biologics market generated sales of approximately $1.3 billion worldwide in 2006.
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
Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either a premarket notification under Section 510(k) of the FDC Act or the approval of a premarket approval (PMA) application. The FDA typically grants a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It generally takes three months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a 510(k) is not appropriate or that substantial equivalence has not been shown and, as a result, will require a PMA application.
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
If human clinical trials of a medical device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s IDE regulations and informed consent must be obtained from each subject.
If the FDA believes we are not in compliance with the law, it can institute proceedings to detain or seize products, issue a market withdrawal, enjoin future violations and seek civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed.

Most of our products are approved through the 510(k) premarket notification process. We have conducted clinical trials to support many of our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. In particular, the FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA has been working to establish a more comprehensive regulatory framework for allograft-based products, which are principally derived from human cadaveric tissue. The framework developed by the FDA establishes criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or a biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including a requirement that ensures that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional regulations that would govern the processing and distribution of all allograft products. Consent to use the donor’s tissue must also be obtained. If a tissue-based product is considered human tissue, it does not require FDA clearance or approval before being marketed. If it is considered a medical device, or a biologic drug, then FDA clearance or approval may be required.
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
All of our products sold internationally are subject to certain foreign regulatory approvals. In order to market our product devices in the member countries of the European Union (EU), we are required to comply with the Medical Devices Directives and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Under the Medical Devices Directives, all medical devices including active implants must qualify for CE marking. We also are required to comply with other foreign regulations, such as obtaining MHLW (Ministry of Health Labor and Welfare) approval in Japan, HPB (Health Protection Branch) approval in Canada, and TGA (Therapeutic Goods Administration) approval in Australia as a few examples.
Products
We operate as one reportable segment, offering products in four primary market sectors: knee reconstruction, hip reconstruction, extremity reconstruction, and biologics. Sales in each of these markets represent greater than 10% of our consolidated revenue. Detailed information on our net sales by product line can be found in Note 15 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Knee Reconstruction
Our knee reconstruction product portfolio strategically positions us in the areas of total knee reconstruction, revision replacement implants and limb preservation products. These products provide the surgeon with a continuum of treatment options for improving patient care. We differentiate our products through innovative design features that reproduce movement and stability, resulting in products that more closely resemble a healthy knee. Additionally, we provide a broad array of both open surgery and minimally invasive surgery (MIS) surgical instrumentation to accommodate surgeon and patient preference. (MIS) or least invasive surgery has gained momentum in recent history due to the smaller incision and minimal disruption of soft tissues, which can significantly reduce recovery times. Faster recovery and rehabilitation times are important to the growing market of younger, more active patients who want a quick return to their active lifestyles. The MIS surgical instrumentation is not only tissue sparing but more accurate and can perform traditional/open surgery procedures as well. This is important for surgeons because not every patient clinically qualifies for the MIS surgical technique and they can standardize with one set of instruments regardless of open surgery or MIS surgical technique. Additionally, due to the difficulties of cementing techniques in small incisions, cementless implants have also gained momentum in MIS. We are utilizing our cementless implant history and expertise to provide surgical solutions for this growing opportunity. Recently, certain industry participants have heightened their focus on providing knee product offerings that offer better size-specificity to patients, with the intent of improving patient outcomes longer-term as a result of improved implant fit. We intend to expand the number of sizing options for our primary knee product line during 2007 as part of a stature-specific approach to patient treatment.
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
Our ADVANCE® Double-High Knee Tibial Insert is designed to address the needs of surgeons who desire to retain the posterior cruciate ligament (PCL) and maintain medial-pivoting kinematics. The insert design addresses an adverse phenomenon, known as paradoxical motion, that often occurs with other PCL retaining knee systems. In general, total knee systems are designed to be used either with or without the patient’s PCL. Most knee implant designs used with the PCL are based on the theory that the ligament will provide stability and increased flexion. Due to the phenomenon of paradoxical motion, however, small amounts of uncontrolled sliding can occur between the replaced femoral and tibial surfaces. This movement prevents the prosthetic knee from flexing in a stable, consistent manner like a normal knee and can result in abnormal gait and reduced flexion. The ADVANCE® Double-High Knee component, like the ADVANCE® Medial-Pivot, is designed to prevent paradoxical motion through medial-pivoting articulation designed to provide stability and maximize PCL function.
Our REPIPHYSIS® Technology product grows with growing children without an operation. The non-invasive expansion can be utilized for any long bone where lengthening is needed. This technology, which we exclusively license, can be incorporated into a prosthetic implant and subsequently adjusted non-invasively when lengthening of the implant is needed. The most common application of this breakthrough technology is in the field of pediatric oncology, where growing children can have the bones attached to their hip or knee implant lengthened non-invasively, thus eliminating the need for more frequent surgeries and anesthesia.
Hip Reconstruction
We offer a comprehensive line of products for hip joint reconstruction. This product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Additionally, our hip products offer a combination of unique, innovative modular designs, a complete portfolio of advanced surface bearing materials, including ceramic-on-ceramic and metal-on-metal articulations, and innovative technology in surface replacement implants. We are therefore able to offer surgeons and their patients a full continuum of treatment options.
The CONSERVE® family of products incorporates anatomically-replicating large diameter bearings, led recently by the A-CLASS® advanced metal technology. This new patent-pending metal-on-metal articulation has undergone extensive laboratory tests which suggest that over the life of the implant, this advanced surface technology will result in significantly less wear than traditional metal-on-metal hip implants. This new innovation is coupled with our BFH® technology, which has demonstrated low rates of post-operative hip dislocation.

We continue to invest in pioneering approaches to tissue sparing hip replacement. The PATH® MIS technique offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.
The PROFEMUR® patented modular neck systems allow surgeons to carefully adjust and fine-tune implant positioning during surgery. If a surgeon requires a change in leg length, offset or version, the PROFEMUR® system conveniently allows these options, without compromise. All of these options can be changed after the hip stem is in place. Our principal PROFEMUR® stem offerings which allow this innovative modularity include our PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® LX, PROFEMUR® Tapered, PROFEMUR® RAZ, PROFEMUR® TL and the PROFEMUR® RENAISSANCE® stems. These stems represent the vast majority of popular stem designs in the current marketplace.
The DYNASTY™ Acetabular System offers surgeons the benefit of our BFH® technology both in metal-on-metal and metal-on-cross-linked poly options with the added benefit of screw fixation. Screw fixation of sockets is sometimes needed in the case of poor bone quality. The DYNASTY™ system is based on the long track record of the LINEAGE® Acetabular System, which offers ceramic, metal and cross-linked poly bearings.
Lastly, the GUARDIAN® Limb Salvage System offers options for patients with significant bone loss due to cancer, trauma or previous surgical procedures. This modular system, with an array of options in a multitude of sizes and complete inter-changeability, provides the surgeon with the ability to meet a variety of patient needs. The GUARDIAN® Proximal Tibial Implant was developed for patients with significant bone loss in the tibial bone. The GUARDIAN® Revision Hinge Implant, another of the products offered within the system, was developed for use in revision surgeries where both bone loss and ligament deficiencies are present. The GUARDIAN® Total Femur is used in rare cases where the entire femur must be replaced.
Extremity Reconstruction
We offer extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. Our extremity implants have many years of successful clinical history. We believe we are one of the recognized leaders in radial head repair and finger and toe implants and minimally invasive wrist fracture fixation.
Our EVOLVE® Modular Radial Head Replacement Prosthesis addresses the need for modularity in this anatomically highly-variable joint, and is the market leading radial head prosthesis. The EVOLVE® Modular Radial Head device provides 150 different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant/bone interface and radiocapitellar articulation, potentially reducing capitellar wear. In the first quarter of 2005, we released our EVOLVE® Radial Head Plating System for surgeons who wish to repair rather than replace the damaged radial head. With prosthesis and plating, we believe we have become the vendor of choice for repair of radial head fractures. Further strengthening our position in the radial head market, in the first quarter of 2007, we introduced our EVOLVE® Proline System, which adds additional size offerings and in-situ locking of the implant, a favorable feature for surgeons treating patients with intact elbow ligaments.
Our CHARLOTTE™ Foot and Ankle System is a comprehensive offering of fixation products for foot and ankle surgery, and includes six products that feature advanced design elements for simplicity, versatility and high performance. The CHARLOTTE™ Foot and Ankle System offers a complete range of options for the most common foot and ankle surgical needs. Adding to the CHARLOTTE™ portfolio, in the third quarter of 2006, we introduced the first ever locking compressing plate designed for corrective foot surgeries. The CLAW™ plate allows surgeons to dial in the length of screw and amount of compression to the fusion site, a strong advantage over traditional staples.
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
Our MICRONAIL® intramedullary wrist fracture repair system is a next-generation, MIS treatment for distal radius fractures that provides immediate fracture stabilization with minimal soft tissue disruption. The result is rapid recovery of hand and wrist functions. Also, as the product is implanted within the bone, it has no profile, thereby removing the potential for tendon irritation or rupture.
The ORTHOSPHERE® Carpometacarpal Implant for the repair of the basal thumb joint is constructed from implant-grade ceramic, which reduces wear and increases biocompatibility compared to other implant materials. By providing an alternative to the harvesting of the patient’s own soft tissues as a spacer for the repaired carpometacarpal joint, the ORTHOSPHERE® Carpometacarpal Implant reduces morbidity and operating time in appropriately selected patients. We have received FDA 510(k) clearance to also market this device in foot and ankle procedures such as the tarso-metatarsal joint.
Biologics
We offer a broad line of biologics products that are used to replace and repair damaged or diseased bone, tendons and soft tissues, and other biological solutions for surgeons and their patients. These products focus on biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Internationally, we offer bone graft products incorporating antibiotic delivery and anti-adhesion products.
GRAFTJACKET® is a soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff (shoulder) and Achilles tendon in the ankle. By augmenting the strength of the tendon repair and incorporating biologically, GRAFTJACKET® Regenerative Tissue Matrix increases surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is a high strength form of GRAFTJACKET® Matrix, which provides maximum suture holding power for the most challenging of tendon and ligament repairs.
GRAFTJACKET® Ulcer Repair Matrix is designed to repair challenging diabetic ulcers of the foot, the primary cause of hospital admissions for all individuals with diabetes. More than two-thirds of the amputations administered each year are performed on individuals with diabetes, often because of difficulties associated with diabetic foot ulcers. GRAFTJACKET® Ulcer Repair Matrix appears to be the first chronic wound graft to demonstrate the ability to reliably repair deep foot wounds, which have a much higher risk of leading to amputation. Unlike other diabetic foot ulcer products, GRAFTJACKET® Ulcer Repair Matrix generally requires only one application to treat the foot ulcer, reducing the time and cost of treatment.
Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. OSTEOSET® bone graft provides an attractive alternative to autograft, because it facilitates bone regeneration without requiring a painful, secondary bone-harvesting procedure. Additionally, being purely synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue-based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® Resorbable Bead Kit, which is available in mixable powder form. OSTEOSET® 2 DBM graft is a unique bone graft substitute incorporating demineralized bone matrix (DBM) into OSTEOSET® surgical-grade calcium sulfate pellets. These two bone graft materials, each with a long clinical history, provide an ideal combination of osteoinduction and osteoconduction for guided bone regeneration. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product. Our OSTEOSET® T medicated pellets, which contain tobramycin, are currently one of the few resorbable bone void fillers available in international markets for the prevention and treatment of osteomyelitis, an acute or chronic infection of the bone.
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
MIIG® X3 High Strength Injectable Graft is an addition to the family of MIIG® products for the minimally invasive treatment of bone defects. It is an injectable calcium sulfate that hardens after placement, provides intraoperative support and resorbs over time as it is replaced by new bone. Compared to the MIIG® 115 graft, the principle advantages of the MIIG® X3 graft is that it has 2.6 times greater compressive strength, easier injectability, and a longer working time. MIIG® X3 graft has several competitive advantages over injectable calcium phosphate products on the market, including its ability to be drilled or tapped for the placement of final hardware. Additionally, it poses less risk of damage to the joint cartilage upon extravasation (i.e., leakage into the joint space).
MIIG® X3 HiVisc Graft is an advanced formulation of MIIG® X3 graft specially designed for management of complex compression fractures. The modified viscosity and extended working time of MIIG® X3 HiVisc Graft reduces the potential for extravasation of material into joint spaces and provides greater operative flexibility to the surgeon for very challenging fractures.
PRO-DENSE™ Injectable Graft has recently become available on a limited basis in key U.S. centers. PRO-DENSE™ Injectable Graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is three times stronger than the natural surrounding bone at a 13 week time point. Beyond 13 weeks, the regenerate bone gradually remodels to natural bone strength.
IGNITE® Power Mix is a bone repair stimulus that combines calcium sulfate, DBM and autologous bone marrow aspirate (BMA) for the treatment of problem fractures and delayed non-unions. This combination of materials provides the surgeon and patient with all three critical elements that a bone graft material can offer — an osteoconductive scaffold with both osteoinductive and osteogenic capacity through the use of DBM and BMA, respectively. The IGNITE® Power Mix kit also provides specially-designed instrumentation both to procure BMA and to prepare the fracture site for the grafting procedure using a minimally invasive technique. In 2006, we introduced Mini-Ignite® for stimulating repair of challenging small bone fractures, such as those of the fifth metatarsal in the foot. We believe this product to be highly synergistic with our CHARLOTTE™ fixation product line.
CELLPLEX® TCP Synthetic Cancellous Bone is an osteoconductive, resorbable tricalcium phosphate (TCP) provided in granular form that simulates the structure of cancellous bone. It has been engineered with a highly porous, interconnected structure to facilitate the ingrowth of new bone throughout the material. Compared to other commercially available TCP products, its benefits include a superior compressive strength and physical characteristics that more closely resemble that of natural cancellous bone. It is an excellent carrier of BMA and is packaged in the INFILTRATE® Marrow Infusion Chamber to provide surgeons a simple option for combining BMA with the CELLPLEX® TCP, thereby adding an osteogenic component to the synthetic graft.
In early 2007, we announced that we had signed a supply agreement with Regeneration Technologies, Inc., to develop advanced zenograft implants for use in foot and ankle surgeries. During the second quarter of 2007, we plan to launch our CANCELLO-PURE™ foot and ankle implant, which will provide foot and ankle surgeons with an off-the-shelf, sterile graft that has handling characteristics superior to allograft.

Product Development
Our research and development staff focuses on developing new products in the knee, hip and extremity reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. Research and development expenses totaled $25.6 million, $22.3 million and $18.5 million in 2006, 2005 and 2004, respectively.
We continue to collaborate with surgeon advisory panels that provide advice on market trends and assist with the development and clinical testing of our products. We believe these surgeon advisors are prominent in the field of orthopaedics. We also partner periodically with other industry participants, particularly in the biologics area, to develop new products.
In the knee, hip and extremity reconstruction areas, our research and development activities focus on expanding the continuum of products that span the life of implant patients, from early intervention, such as bone-conserving implants, to primary implants, revision replacement implants, and limb preservation implants. We continue to explore and develop advanced bearing and fixation surfaces that improve the clinical performance of reconstructive devices, including ceramic-on-ceramic and low-wear metal-on-metal surfaces. Further, we provide minimally invasive tissue sparing techniques that allow patients to quickly return to work and resume their daily activities. In 2004, we introduced the ODYSSEY® Tissue Preserving Initiative, which is a minimally invasive surgery program for hip and knee replacement procedures. In 2006, we launched two new innovative tissue sparing hip replacement techniques, the PATH® MIS technique, which offers patients quicker mobility and recovery after total hip replacement. The second new hip technique that we launched in 2006 was the SUPERCAP™ MIS technique, which offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. We anticipate that we will continue to focus on additional MIS techniques and instrumentation for further surgical applications including the knee.
In the biologics area, we have a variety of research and development projects underway that are designed to further expand our presence in this market. Such projects include developing materials for new biologics applications as well as the integration of biologics products into reconstructive joint procedures and other orthopaedic applications.
New products, procedures and techniques that we introduced across all product lines since 2004 include, but are not limited to, the OSTEOSET® 2 DBM surgical-grade calcium sulfate pellets, the ADVANCE® Double-High Knee Tibial Insert, the MICRONAIL® intramedullary distal radius implant, the ODYSSEY® Tissue Preserving Initiative for hip and knee procedures, the PROFEMUR® Tapered Stem Total Hip System, the CHARLOTTE™ Foot and Ankle System, the MIIG® HV Procedure Kit, the GRAFTJACKET® Regenerative Tissue Matrix Maxforce Extreme, the ODYSSEY® Minimally Invasive Knee Instrument, the CONSERVE® Total A-CLASS® Advanced Metal with BFH® Technology hip system, the PROFEMUR® RENAISSANCE® hip stem, the CHARLOTTE™ CLAW™ Plate, the PROFEMUR® RENAISSANCE® Total Hip System, the ODYSSEY® Distal Cut First instruments, and the A-CLASS® Polyethylene Liner for the LINEAGE® Acetabular Hip System.
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

We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes, silicone elastomer and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. In addition, for certain biologics products, we depend on one supplier of DBM and cancellous bone matrix (CBM). Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products and one supplier for our ADCON® Gel products. We maintain adequate stock from these sold suppliers in order to meet production requirements.
We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our U.S. and European quality systems are based on the requirements of ISO13485 and the applicable regulations imposed by the FDA on medical device manufacturers. We are accredited by the AATB, and we are registered with the FDA as a Tissue Bank and as a medical device manufacturer. The FDA may audit our facilities at any time.
Our production facilities are adequate for our current requirements but we anticipate the need for a modest expansion of our Arlington, Tennessee, facilities in the future as we continue to introduce new products and processes and grow our business.
Sales and Marketing
Our sales and marketing efforts are focused primarily on orthopaedic surgeons, who typically are the decision-makers in orthopaedic device purchases. We have established relationships with surgeons who we believe are leaders in their chosen orthopaedic specialties. We involve these surgeons and our marketing personnel in all stages of bringing a product to market - from initial product development to product launch. As a result, we have a well educated, highly involved marketing staff and an established, global base of well respected surgeons, who serve as advocates to promote our products in the orthopaedic community.
In 2006, we began working with tennis legend Jimmy Connors to educate patients about advances in products and surgical techniques for treatment of chronic hip pain. Mr. Connors is a recipient of our CONSERVE® Total Hip with BFH® Technology, which was implanted using our PATH® MIS surgical technique. As a focal point of our education outreach program, Mr. Connors’ personal story of successful hip surgery is detailed on the website www.jimmysnewhip.com, along with other resources for patients who may be exploring surgical options for treatment of their hip pain.
We offer clinical symposia and seminars, publish advertisements and the results of clinical studies in industry publications, and offer surgeon-to-surgeon education on our new products using our surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on our latest products through our distribution network, our website and brochure mailings.
We sell our products in the U.S. through a sales force of approximately 340 people as of December 31, 2006. This sales force primarily consists of independent, commission-based sales representatives and distributors engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization. Our independent distributors and sales representatives are provided opportunities for product training throughout the year.
Our products are marketed internationally through a combination of direct sales offices in certain key international markets and distributors in other markets. We have sales offices in France, Italy, the United Kingdom, Belgium, Germany, Spain, the Netherlands, Japan and Canada that employ direct sales employees and use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa, South America and Australia using stocking distribution partners and other distribution arrangements. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2006, through a combination of our direct sales offices and approximately 115 stocking distribution partners, we had approximately 480 international sales representatives that sell our products in over 60 countries.

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
The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products, less invasive therapies, greater technical capabilities and stronger name recognition than we do. Our ability to compete is affected by our ability to:
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
Intellectual Property
We currently own or have licenses to use more than 200 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that are considered important through the use of patents and trade secrets in the U.S. and significant foreign markets. We manufacture and market the products both under patents and license agreements with other parties. These patents have a defined life, and expire from time to time.
Our knowledge and experience, creative product development, marketing staff and trade secret information with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines. As a condition of employment, we require all employees to execute a confidentiality agreement with us relating to proprietary information and patent rights.
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
If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of our products may decline. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new medical devices and procedures. Canada and some European and Asian countries, in particular France, Japan, Taiwan and Korea, have tightened reimbursement rates. Additionally, some foreign reimbursement systems provide for limited payments in a given period and, therefore, result in extended payment periods.
Employees
As of December 31, 2006, we employed approximately 1,060 people in the following areas: 440 in manufacturing, 340 in sales and marketing, 150 in administration and 130 in research and development. We believe that we have an excellent relationship with our employees.
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
The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Business — Government Regulation” for further details on this process. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:
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
We are subject to various federal and state laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws, and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment, and in the U.S., exclusion from participation in government health care programs. The scope of these laws and related regulations are expanding and their interpretation is evolving. There is very little precedent related to these laws and regulations. Increased funding for enforcement of these laws and regulations has resulted in greater scrutiny of marketing practices in our industry and resulted in several government investigations by various government authorities. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees, could be subject to criminal and civil sanctions, including exclusion from participation in federal health care reimbursement programs.
In order to market our product devices in the member countries of the EU, we are required to comply with the Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the Medical Devices Directive, all medical devices including active implants must qualify for CE marking. In August 2005, an EU Medical Devices Directive changed the classification of hip, knee, and shoulder implants from class IIb to class III. The transition period for these changes begins September 1, 2007. Upon reclassification to class III, manufacturers will be required to assemble significantly more documentation and submit it to their Notified Body for formal approval prior to affixing the CE mark to their product and packaging. We intend to comply with the Medical Devices Directive for all of our products manufactured and sold in the EU. However, there can be no assurance that our products will be approved for CE marking in a timely manner or at all.
Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.
When required, the products we market in the U.S. have obtained premarket notification under Section 510(k) of the FDC Act or were exempt from the 510(k) clearance process. We have modified some of our products and product labeling since obtaining 510(k) clearance, but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) notification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA application process. Products that are approved through a PMA application generally need FDA approval before they can be modified. See “Business — Government Regulation.”
If market clearance is not obtained for launch of the CONSERVE® Plus implant in the U.S., growth of our hip product line could be impacted.
Our CONSERVE® Plus Resurfacing Implant is available outside the U.S. There can be no assurance that the sale of our CONSERVE® Plus product in the U.S. will be cleared by the FDA in a timely manner or at all, which could have a significant impact on the future growth of our hip product line.
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
Our principal allograft-based biologics offerings include ALLOMATRIX®, GRAFTJACKET® and IGNITE® products.
If we fail to compete successfully in the future against our existing or potential competitors, our sales and operating results may be negatively affected and we may not achieve future growth.
The markets for our products are highly competitive and dominated by a small number of large companies. We may not be able to meet the prices offered by our competitors, or offer products similar to or more desirable than those offered by our competitors. See “Business — Competition.”
If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget.
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products.
In addition, for our biologics products, we presently depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2007, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. We cannot be sure that our supply of DBM and CBM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM and CBM will be free from FDA regulatory action impacting their sale of DBM and CBM. Since there is a small number of suppliers, if we cannot continue to obtain DBM and CBM from our current source in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM and CBM on commercially reasonable terms, if at all. This could have the effect of interrupting our business, which could adversely affect our sales. Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, as well as one supplier for our ADCON® Gel products. Sales of our GRAFTJACKET® family of soft tissue repair products have grown to represent a significant portion of our total consolidated net sales.
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
We derive a significant portion of our sales from operations in international markets that are subject to political, economic and social instability.
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of nine direct sales offices and approximately 115 stocking distribution partners, which combined employ approximately 480 sales representatives who sell in over 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For both of the years ended December 31, 2006, and 2005, approximately 38% of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional foreign governmental controls or regulations on orthopaedic implants and biologics products;

•	new export license requirements, particularly related to our biologics products;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•	changes in third-party reimbursement policy that may require some of the patients who receive our implant products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologics products;

•	work stoppages or strikes in the health care industry, such as those that have previously affected our operations in France, Canada, Korea and Finland in the past;

•	a shortage of nurses in some of our target markets, particularly affecting our operations in France;

•	exposure to different legal and political standards due to our conducting business in over 60 countries; and

•	work stoppages or strikes in the south of France, where we operate our European manufacturing and logistics facilities.
Any material decrease in our foreign sales would negatively impact our profitability. Our international sales are predominately generated in Europe. In Europe, health care regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries.
Efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results.
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
If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.
We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. See “Business — Intellectual Property.” These legal means, however, afford only limited protection and may not adequately protect our rights. In addition, we cannot be assured that any of our pending patent applications will issue. The USPTO may deny or require a significant narrowing of the claims in our pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.
In addition, we hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.
We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and consultants. We cannot be assured, however, that the agreements will not be breached, adequate remedies for any breach would be available or our trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.
If we lose any existing or future intellectual property lawsuits, a court could require us to pay significant damages or prevent us from selling our products.
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
If product liability lawsuits are brought against us, our business may be harmed.
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
If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete, and our business would suffer
We are continually engaged in product development and improvement programs, and new products represent a significant component of our growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic implant market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or may render our products obsolete. See “Business — Competition.”
Our business could suffer if the medical community does not continue to accept allograft technology.
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
If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products and our sales may decline.
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
If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of our products may decline. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for medical devices and procedures. Canada, and some European and Asian countries, in particular France, Japan, Taiwan and Korea, have tightened reimbursement rates. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. See “Business — Third-Party Reimbursement” for more information regarding reimbursement in the U.S. and abroad.
If surgeons do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits.
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
We rely on our independent sales distributors and sales representatives to market and sell our products.
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
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted. Likewise, if the availability of any of our current insurance coverage should become unavailable to us or economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.
If we cannot retain our key personnel, we will not be able to manage and operate successfully and we may not be able to meet our strategic objectives.
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
If a natural or man-made disaster strikes our manufacturing facilities, we could be unable to manufacture our products for a substantial amount of time and our sales could decline.
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
Our business plan relies on certain assumptions about the market for our products, which, if incorrect, may adversely affect our profitability.
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
Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings.
Since a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Our international net sales were unfavorably affected by the impact of foreign currency fluctuations totaling approximately $300,000 in 2006 and favorably impacted by $400,000 in 2005. We currently employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred.
Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.
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
Our business could be adversely impacted if we have deficiencies in our internal control over financial reporting.
The design and effectiveness of our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s review of our internal control over financial reporting for the year ended December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that, as of December 31, 2006, there was a material weakness in our internal control over financial reporting related to our method of calculating depreciation expense for our surgical instruments, as discussed in “Controls and Procedures.”
We believe that the controls we have implemented have been designed to remediate this material weakness as of the filing date of this annual report. While management will continue to review the effectiveness of our internal control over financial reporting, we cannot assure you that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a manufacturing facility, a warehouse, and an administration building located on 31 acres in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement which is automatically renewable through 2049. We may exercise an option to purchase the manufacturing facility from the IDB at a nominal price at any time during the lease term. We lease the warehouse from the IDB under a lease agreement which has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease a portion of the administration building from the IDB under a lease agreement that expires on July 8, 2008. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have pre-paid, at any time during the lease term. We own another portion of the administrative building that was built in 2004.
Our production facilities are adequate for our current requirements, but we anticipate the need for an expansion of our Arlington, Tennessee, facilities in the future as we continue to introduce new products and processes and grow our business.
Our international operations include manufacturing, warehouse, sales, research and development, and administrative facilities located in several countries. Our primary international warehouses are located in leased facilities in Toulon, France and the Netherlands. Our primary international research and development facility is located in leased facilities in Milan, Italy. Our sales offices in France, Italy, the United Kingdom, Belgium, Japan and Canada also include warehouse and administrative space.
Item 3. Legal Proceedings.
From time to time, we are subject to lawsuits and claims which arise out of our operations in the normal course of business. We are the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending, including the matters discussed below, will not have a material adverse effect on our financial position or ongoing results of operations.
Howmedica Osteonics Corp. v. Wright Medical Technology, Inc.
In 2000, Howmedica Osteonics Corp., a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® Knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and thus are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that our products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. We are unable to estimate the potential liability, if any, with respect to the claims, and accordingly, no provision has been made for this contingency as of December 31, 2006. We believe that the claims are covered in part by our patent infringement insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or ongoing results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WMGI.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal Year 2006
First Quarter	$22.69	$18.54
Second Quarter	$24.80	$19.17
Third Quarter	$24.79	$20.20
Fourth Quarter	$25.09	$22.47
Fiscal Year 2005
First Quarter	$28.13	$23.51
Second Quarter	$28.11	$22.44
Third Quarter	$28.56	$23.65
Fourth Quarter	$24.81	$18.27
Holders
As of February 16, 2007, there were 203 stockholders of record and an estimated 7,205 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2006 (in thousands):

Shares of Common
	Shares of Common		Stock Remaining
	Stock		Available for Future
	to be Issued upon	Weighted-Average	Issuance under
	Exercise	Exercise Price of	Equity
	of Outstanding Options	Outstanding	Compensation Plans
Plan Category	(in thousands)	Options	(in thousands)
Equity compensation plans approved by security holders	5,711	$21.00	1,561
Equity compensation plans not approved by security holders	—	—	—

Total	5,711	$21.00	1,561

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2001 to December 31, 2006, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2001, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.
Cumulative Total Stockholder Returns
Based on Reinvestment of $100.00 Beginning on December 31, 2001

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Wright Medical Group, Inc.	$100.00	$97.50	$169.80	$159.20	$114.00	$130.10
Nasdaq U.S. Companies Index	100.00	69.10	103.40	112.50	114.90	126.20
Nasdaq Medical Equipment Companies Index	100.00	81.70	119.50	139.60	153.90	162.90
Source: Center for Research in Security Prices, University of Chicago Graduate School of Business

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data as of December 31, 2006, 2005, 2004, 2003 and 2002, and for the years then ended, was derived from our consolidated financial statements audited by KPMG LLP. The audited consolidated financial statements as of December 31, 2006, 2005 and 2004, and for the years then ended, are included elsewhere in this annual report. The audited consolidated financial statements as of December 31, 2003 and 2002, and for the years then ended, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations:
Net sales	$338,938	$319,137	$297,539	$248,932	$200,873
Cost of sales (1)	97,234	91,752	84,251	67,922	55,724

Gross profit	241,704	227,385	213,288	181,010	145,149
Operating expenses:
Selling, general and administrative (1)	192,573	167,365	152,508	129,487	108,381
Research and development (1)	25,551	22,289	18,478	16,237	10,467
Amortization of intangible assets	4,149	4,250	3,889	3,562	3,946
Acquired in-process research and development costs	—	—	—	4,558	—
Arbitration settlement award	—	—	—	—	(4,200)
Total operating expenses	222,273	193,904	174,875	153,844	118,594

Operating income	19,431	33,481	38,413	27,166	26,555
Interest (income) expense, net	(1,127)	(176)	1,064	1,107	938
Other (income) expense, net	(1,643)	237	(74)	(1,060)	(1,277)

Income before income taxes	22,201	33,420	37,423	27,119	26,894
Provision for income taxes	7,790	12,355	13,401	9,722	1,834

Net income	$14,411	$21,065	$24,022	$17,397	$25,060

Net income per share:
Basic	$0.42	$0.62	$0.72	$0.53	$0.79

Diluted	$0.41	$0.60	$0.68	$0.50	$0.75

Weighted-average number of common shares outstanding — basic	34,434	33,959	33,391	32,857	31,870

Weighted-average number of common shares outstanding — diluted	35,439	35,199	35,317	34,561	33,550

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,939	$51,277	$83,470	$66,571	$51,373
Marketable securities	30,325	25,000	—	—	—
Working capital	220,306	196,126	189,803	147,255	127,557
Total assets	409,402	371,810	361,158	322,103	276,370
Long-term liabilities	14,162	15,547	19,870	20,516	25,939
Stockholders’ equity	$335,824	$292,008	$276,069	$238,318	$204,999

	Year Ended December 31,
	2006	2005	2004	2003	2002
Other Data:
Cash flow provided by operating activities	$29,975	$5,291	$37,365	$40,065	$21,950
Cash flow used in investing activities	(28,349)	(31,583)	(18,428)	(25,844)	(22,430)
Cash flow provided by (used in) financing activities	4,646	(5,379)	(2,305)	514	48,384
Depreciation	21,361	17,895	17,278	13,948	13,553
Stock-based compensation expense (2)	13,840	467	1,489	2,068	1,724
Amortization of intangible assets	4,149	4,250	3,889	3,562	3,946
Capital expenditures	$29,643	$30,356	$18,316	$18,116	$17,974

(1)	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Cost of sales	$854	$12	$68	$107	$108
Selling, general and administrative	10,766	449	1,364	1,875	1,506
Research and development	2,220	6	57	86	110

(2)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, which requires stock-based compensation costs to be measured using the grant date fair value and recognized as expense over the vesting period. The Company elected the modified prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, 2006 amounts are not comparable to prior years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates. MD&A is organized as follows:
•	Executive overview. This section provides a general description and history of our business, a brief discussion of our principal product lines, significant developments in our business, and the opportunities, challenges and risks we focus on in the operation of our business.
•	Net sales and expense components. This section provides a description of the significant line items in our consolidated statement of operations.
•	Results of operations. This section provides our analysis of and outlook for the significant line items in our consolidated statement of operations.
•	Seasonal nature of business. This section describes the effects of seasonal fluctuations in our business.
•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.
•	Critical accounting estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting estimates, are summarized in Note 2 to our consolidated financial statements in “Financial Statements and Supplementary Data.”
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct our domestic research and development, manufacturing, warehousing and administrative activities. Outside the U.S., we have research and development, manufacturing and administrative facilities in Toulon, France; research, distribution and administrative facilities in Milan, Italy; distribution and administrative facilities in Amsterdam, the Netherlands; and sales and distribution offices in Canada, Japan and throughout Europe. We market our products in over 60 countries through a global distribution system that consists of a sales force of approximately 820 individuals who promote our products to orthopaedic surgeons and hospitals. At the end of 2006, we had approximately 340 independent distributors and sales associates in the U.S., and approximately 480 sales representatives internationally who were employed through a combination of our stocking distribution partners and direct sales offices.
Company History. We were incorporated in November 1999, as a Delaware corporation, and had no operations until December 1999, when we acquired majority ownership of our predecessor company, Wright Medical Technology, Inc. in a recapitalization, and immediately thereafter acquired Cremascoli Ortho Holding, S.A., an orthopaedic medical device company headquartered in Toulon, France.
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
Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Our hip joint products include the CONSERVE® family of products, the PROFEMUR® Hip System, the LINEAGE® Acetabular System, the ANCA-FIT™ Hip System, and the PERFECTA® Hip System.
Our knee reconstruction products position us well in the areas of total knee reconstruction, revision replacement implants and limb preservation products. Our principal knee product is the ADVANCE® Knee System.
We offer extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. Our principal extremity products include the EVOLVE® Modular Radial Head system, the CHARLOTTE™ Foot and Ankle System, the LOCON-T® and LOCON-VLS® Distal Radius Plating Systems, and the MICRONAIL® intramedullary wrist fracture repair system. We also sell the Swanson line of finger and toe joint replacement products and the ORTHOSPHERE® Carpometacarpal Implant for repair of the basal thumb joint.
Our biologics products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologics products include the GRAFTJACKET® soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the OSTEOSET® synthetic bone graft substitute, and the MIIG® family of minimally invasive injectable synthetic bone grafts.
Significant Business Developments. Net sales grew 6% in 2006, totaling $338.9 million, compared to $319.1 million in 2005. Our hip and extremity product lines contributed significantly to our performance in 2006, achieving 12% and 11% growth rates, respectively. Our net income decreased to $14.4 million in 2006 from $21.1 million in 2005, primarily as a result of the recognition of $13.8 million ($10.9 million net of taxes) of non-cash stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (FAS 123R), partially offset by a $1.5 million gain recognized upon the sale of an investment and a $1.1 million income tax benefit resulting from the resolution of certain foreign tax matters in 2006.
During 2006, our domestic biologics business returned to year-over-year growth, totaling 2% for the full year, as the sales growth in our GRAFTJACKET® soft tissue repair and containment membranes offset the continued declining sales of our DBM (demineralized bone matrix) containing ALLOMATRIX® family of products. We anticipate that growth within our domestic biologics business will continue to increase, as sales of our GRAFTJACKET® products continue to increase, and as we expand our biologics product offerings.
Our international sales increased by 5% during 2006 as compared to 2005. Increased sales are attributable to growth in Japan and certain geographic regions within our European operations, most significantly in the Middle East and Africa region and Germany. Also of note is the turnaround in our Italian operations, where after experiencing declining sales since the fourth quarter of 2004, we achieved sales growth during the last three quarters of 2006. Further, while we continued to experience sales declines in our French market this year, we anticipate that we will see sales growth in this region in the latter half of 2007.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the areas of reconstructive joints. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in “Risk Factors.”
In addition to the factors noted above, in 2005 and 2006, as part of a governmental inquiry into the orthopaedic industry, several of our competitors received subpoenas from the United States Department of Justice (the “DOJ”). Based on publicly available information, we believe that these subpoenas requested information related to antitrust issues in regard to these companies’ relationships with orthopaedic surgeons. As of the date of this report, we have not been contacted by the DOJ or received a subpoena from the DOJ relating to this investigation.
Net Sales and Expense Components
Net sales. We derive our net sales primarily from the sale of reconstructive joint devices and biologics products. An overview of our principal product lines is provided in “MD&A — Executive Overview.”
Cost of sales. Our cost of sales consists primarily of direct labor, allocated manufacturing overhead, raw materials and components, non-cash stock-based compensation, charges incurred for excess and obsolete inventories, royalty expenses associated with licensing technologies used in our products or processes, and certain other period expenses.
Selling, general and administrative. Our selling, general and administrative expenses consist primarily of salaries, sales commissions, royalty and consulting expenses associated with our medical advisors, marketing costs, facility costs, legal costs, non-cash stock-based compensation, other general business and administrative expenses and depreciation expense associated with reusable surgical instruments that are used to implant our products.
Research and development. Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products.
Amortization of intangible assets. Our intangible assets consist of purchased intangibles related to completed technology, distribution channels and trademarks primarily resulting from our 1999 acquisition of Cremascoli, as well as distribution and product licenses, and non-compete agreements. We amortize intangible assets over periods ranging from one to 15 years.
Interest (income) expense, net. Interest (income) expense, net, consists primarily of interest on borrowings outstanding under our previous senior credit facility, capital lease agreements, and certain of our factoring agreements, as well as non-cash expenses associated with the amortization of deferred financing costs resulting from the origination of our current and previous senior credit facilities. These expenses are offset by income generated by our invested cash balances and investments in marketable securities.
Provision for income taxes. We record provisions for income taxes on earnings generated by both our domestic and international operations. Historically, our effective tax rates have varied from our statutory tax rates primarily due to research and development credits, changes in estimates related to our valuation allowances recorded against our net deferred tax assets, and, in 2006, the recognition of non-cash stock-based compensation expense, a significant portion of which may not be deductible under U.S. and foreign tax regulations.
Results of Operations
Introduction. Effective January 1, 2006, we adopted the provisions of FAS 123R. We elected the modified- prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, our results of operations during 2006 will not be comparable to our prior year results. We recorded approximately

$13.8 million ($10.9 million net of taxes) of non-cash stock-based compensation expense during the year ended December 31, 2006. See Note 12 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation expense. We also discuss the effect of stock-based compensation on certain individual line items in our consolidated statement of operations in “Comparison of the year ended December 31, 2006 to the year ended December 31, 2005.”
Comparison of the year ended December 31, 2006 to the year ended December 31, 2005
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2006		2005
		% of		% of
	Amount	Sales	Amount	Sales
Net sales	$338,938	100.0%	$319,137	100.0%
Cost of sales	97,234	28.7%	91,752	28.8%

Gross profit	241,704	71.3%	227,385	71.2%
Operating expenses:
Selling, general and administrative	192,573	56.8%	167,365	52.4%
Research and development	25,551	7.5%	22,289	7.0%
Amortization of intangible assets	4,149	1.2%	4,250	1.3%
Total operating expenses	222,273	65.6%	193,904	60.8%

Operating income	19,431	5.7%	33,481	10.5%

Interest income, net	(1,127)	(0.3)%	(176)	(0.1)%
Other (income) expense, net	(1,643)	(0.5)%	237	0.1%

Income before income taxes	22,201	6.6%	33,420	10.5%
Provision for income taxes	7,790	2.3%	12,355	3.9%

Net income	$14,411	4.3%	$21,065	6.6%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2006	2005	Change
Hip products	$122,073	$109,267	11.7%
Knee products	94,079	94,073	0.0%
Biologics products	65,455	62,358	5.0%
Extremity products	45,044	40,594	11.0%
Other	12,287	12,845	(4.3)%

Total net sales	$338,938	$319,137	6.2%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2006 and 2005:

Net sales. Our net sales growth in 2006 was primarily attributable to the continued growth in our hip product line, which grew 12% over 2005, as well as increases in our extremities and biologics product lines, which grew 11% and 5%, respectively. Geographically, our domestic net sales totaled $211.0 million in 2006 and $197.5 million in 2005, representing approximately 62% of total net sales in both years, and growth of 7%. Our international net sales totaled $127.9 million in 2006, a 5% increase as compared to net sales of $121.6 million in 2005. This increase in international sales is attributable to continued growth in Japan and successful market expansion initiatives in certain regions within our European operations, which were partially offset by continued declines in France.
Our hip product sales totaled $122.1 million in 2006, representing a 12% increase over 2005. Domestic hip sales in 2006 grew 14% as compared to prior year, driven primarily by the continued successes of our CONSERVE® Total Implant with BFH® Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. These increased sales are attributable to volume increases, as well as favorable shifts within our CONSERVE® product mix to our higher-priced A-CLASS® Advanced Metal products. Our international markets further contributed to the success of our hip product line in 2006, posting 9% growth over 2005. Our international growth was led by Japan, due to increased sales within our PROFEMUR® line of primary stems and our ANCA-FIT™ Hip System. Also contributing to the international growth in 2006 were our European operations, particularly in those areas where we successfully initiated our market expansion programs.
Our extremity product sales increased to $45.0 million in 2006, representing growth of 11% over 2005. This year-over-year growth was primarily driven by performance in our domestic markets, where we achieved 10% growth, as well as expansion within our European operations. This growth is mainly attributable to increased unit sales of our CHARLOTTE™ Foot and Ankle system, as well as the continued success of our MICRONAIL® intramedullary wrist fracture repair system.
Net sales of our biologics products totaled $65.5 million in 2006, which represents a 5% increase over 2005. This increase was driven primarily by our international business, which grew 15% over prior year, due to the market expansions within our European operations. In the U.S., biologics sales grew 2% over prior year, as a result of continued unit sales growth of our higher-priced GRAFTJACKET® tissue repair and containment membranes, which was mostly offset by the continued decline of our DBM containing products.
Sales of our knee products totaled $94.1 million in 2006, which was relatively static as compared to 2005. Year-over-year growth in our ADVANCE® knee systems in both our international and domestic markets, which totaled 8% and 5%, respectively, was offset by declines across our other, more mature knee product offerings.

Looking ahead to 2007, we anticipate that our international markets may grow at a higher rate than our domestic business, as we continue to see the positive results of our market expansion initiatives in Europe, and as we see a recovery in our France markets. We expect that our U.S. business will continue to expand in all product lines, as the strength of our current product portfolio combines with our anticipated product launches in 2007.
Cost of sales. In 2006, our cost of sales as a percentage of net sales decreased from 28.8% in 2005 to 28.7% in 2006. Our 2006 cost of sales included approximately 0.3 percentage points of non-cash stock-based compensation expense recorded pursuant to FAS 123R. Cost of sales in 2005 included $1.5 million (0.5% of net sales) of charges to write down inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 56.8% in 2006, a 4.4 percentage point increase from 52.4% in 2005. Our 2006 selling, general and administrative expenses include approximately $10.8 million (3.2% of net sales) of non-cash stock-based compensation recorded pursuant to FAS 123R, as compared to approximately $449,000 (0.1% of net sales) of non-cash stock-based compensation recognized in 2005. Our 2005 selling, general and administrative expenses included severance charges of approximately $1.6 million (0.5% of net sales) related to the transition of management in our U.S. and European operations, and charges of approximately $1.5 million (0.5% of net sales) related to a European distributor transition and the related legal dispute. The remaining increase in selling, general and administrative expenses in 2006 is attributable to increased investments in sales and marketing initiatives, higher levels of cash incentive compensation, and increased depreciation expense.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. However, we expect our selling, general and administrative expenses as a percentage of net sales will decrease in future periods as we manage the growth of our existing infrastructure while continuing to expand our business.
Research and development. Our investment in research and development activities represented approximately 7.5% of net sales in 2006, as compared to 7.0% in 2005. The increase was driven by $2.2 million (0.7% of net sales) of non-cash stock-based compensation recorded in 2006 pursuant to FAS 123R. Our remaining investment in research and development in 2006 was relatively static as a percentage of net sales as compared to 2005, as our investment increased in absolute dollars for higher levels of spending in clinical and regulatory and pre-clinical studies, while our business expanded at the same rate.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we increase our product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of intangible assets. Non-cash charges associated with amortization of intangible assets totaled $4.1 million in 2006, as compared to $4.3 million in 2005. Based on the intangible assets held at December 31, 2006, we expect to amortize approximately $3.2 million in 2007, $2.9 million in 2008, $2.6 million in 2009, $350,000 in 2010 and $130,000 in 2011.
Interest income, net. Interest income, net, totaled approximately $1.1 million and $176,000 during 2006 and 2005, respectively. Interest income, net, consisted of interest expense of $1.6 million and $1.9 million during 2006 and 2005, respectively, primarily from borrowings under our capital lease agreements, certain of our factoring agreements, our previous senior credit facility, and, in 2006, approximately $600,000 of interest related to an unfavorable judgment rendered on a 13-year old legal dispute, offset by interest income of $2.7 million and $2.0 million during 2006 and 2005, respectively, generated by our invested cash balances and investments in marketable securities. The increase in interest income was driven by a full year of investments in marketable securities in 2006.
Other (income) expense, net. Other (income) expense, net, totaled $1.6 million of income during 2006, including a gain of approximately $1.5 million upon the sale of an investment, as compared to $237,000 of expense during 2005.
Provision for income taxes. We recorded tax provisions of $7.8 million and $12.4 million in 2006 and 2005, respectively. Our effective tax rate for 2006 and 2005 was approximately 35.1% and 37.0%, respectively. Our 2006 effective tax rate includes a $1.1 million benefit that was realized upon the resolution of certain foreign tax matters. Our 2006 effective tax rate also includes the unfavorable impact of non-cash stock-based compensation expenses recorded under the provisions of FAS 123R, a significant portion of which may not be deductible under U.S. and foreign tax regulations and therefore, pursuant to FAS 123R, do not benefit our current period tax provision. The remaining decrease was primarily driven by increased interest income generated from our tax-free investments.
We expect our effective tax rate to range from approximately 43% to 45% during 2007. This estimated effective tax rate is higher than our 2006 effective tax rate as a result of the 2006 favorable resolution of certain foreign tax matters.
Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2005		2004
		% of		% of
	Amount	Sales	Amount	Sales
Net sales	$319,137	100.0%	$297,539	100.0%
Cost of sales	91,752	28.8%	84,251	28.3%

Gross profit	227,385	71.2%	213,288	71.7%
Operating expenses:
Selling, general and administrative	167,365	52.4%	152,508	51.3%
Research and development	22,289	7.0%	18,478	6.2%
Amortization of intangible assets	4,250	1.3%	3,889	1.3%
Total operating expenses	193,904	60.8%	174,875	58.8%

Operating income	33,481	10.5%	38,413	12.9%

Interest (income) expense, net	(176)	(0.1)%	1,064	0.4%
Other expense (income), net	237	0.1%	(74)	0.0%

Income before income taxes	33,420	10.5%	37,423	12.6%
Provision for income taxes	12,355	3.9%	13,401	4.5%

Net income	$21,065	6.6%	$24,022	8.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2005	2004	Change
Hip products	$109,267	$99,133	10.2%
Knee products	94,073	87,408	7.6%
Biologics products	62,358	62,070	0.5%
Extremity products	40,594	36,433	11.4%
Other	12,845	12,495	2.8%

Total net sales	$319,137	$297,539	7.3%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2005 and 2004:

Net sales. Our net sales growth in 2005 was primarily attributable to the success of our domestic reconstructive joint business, as our domestic hip, extremity and knee product lines grew by 18%, 12%, and 11%, respectively. Geographically, domestic net sales totaled $197.5 million in 2005 and $180.4 million in 2004, representing approximately 62% and 61% of total net sales, respectively, and growth of 10%. International net sales totaled $121.6 million in 2005, a 4% increase as compared to net sales of $117.2 million in 2004. This increase in international sales was attributable to growth in our Asian markets, which was partially offset by declines in our Italian and French markets due to the transition of management and distribution personnel in Southern Europe.
From a product line perspective, our net sales growth for 2005 was attributable to increases in sales across three of our four principal product lines. For 2005, we experienced growth of 11%, 10% and 8% in our extremity, hip and knee product lines, respectively. Our biologics product line sales were flat in 2005 as compared to 2004. During 2005, our hip sales growth was attributable primarily to success in domestic markets, specifically driven by our CONSERVE® Total Implant with BFH® Technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. The growth of our extremity business in 2005 was primarily attributable to increased unit sales of our EVOLVE® Modular Radial Head System and the successful mid-February 2005 launch of our CHARLOTTE™ Foot and Ankle system.
Cost of sales. In 2005, our cost of sales as a percentage of net sales increased to 28.8% as compared to 28.3% in 2004. Cost of sales in 2005 included charges of approximately $1.5 million (0.5% of net sales) to write down inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe. Cost of sales in 2004 included charges of approximately $2.4 million (0.8% of net sales) to write down certain foot and ankle inventory to its net realizable value as a result of the transition to our CHARLOTTE™ foot and ankle system. The remaining increase in cost of sales as a percentage of net sales is attributable to increased levels of fixed manufacturing costs and distribution costs, as well as shifts in our product line sales.
Operating expenses. Our total operating expenses increased, as a percentage of net sales, by 2 percentage points to 60.8% in 2005. Operating expenses include selling, general and administrative expenses, research and development expenses, and amortization of intangibles. The increase in operating expenses was attributed to higher selling, general and administrative expenses, which increased as a percentage of net sales by 1.1 percentage points, driven by approximately $1.6 million (0.5% of net sales) of severance charges and $1.5 million (0.5% of net sales) of charges related to the European distributor transition, partially offset by lower levels of stock-based compensation related to options issued prior to our IPO in 2001. Also contributing to the increase in operating expenses was higher levels of R&D spending for product development and clinical and regulatory costs.
Interest (income) expense, net. Interest (income) expense, net, totaled $1.1 million of expense in 2004, as compared to $176,000 of income in 2005. This variance was driven by lower levels of interest expense related to our senior credit facility, as we paid down a significant portion of debt during 2005, as well as higher levels of interest income generated from our investment in marketable securities during 2005.
Provision for income taxes. Our effective tax rate for 2005 and 2004 was 37.0% and 35.8%, respectively, which reflects the impact of research and development credits, changes in estimates related to the valuation allowances recorded against our deferred tax assets and, in 2005, the impact of the domestic manufacturers’ deduction included within the American Jobs Creation Act of 2004.
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2006	2005
Cash and cash equivalents	$57,939	$51,277
Short-term marketable securities	30,325	25,000
Working capital	220,306	196,126
Line of credit availability	100,000	59,878
At December 31, 2006, we have invested $30.3 million of our excess cash balance in short-term marketable debt securities in order to increase our rate of return. Specifically, our investments in marketable securities at December 31, 2006, are available for redemption through an auction process every 21 or 49 days from initial purchase, and are considered trading securities. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these investments will have an impact on our overall liquidity position.
Operating Activities. Cash provided by operating activities totaled $30.0 million in 2006, as compared to $5.3 million in 2005 and $37.4 million in 2004. The increase in cash provided by operating activities in 2006 is primarily attributable to $25 million of cash used as a result of net changes in our marketable securities balances during 2005, as compared to $5.3 million used in 2006. Lower levels of cash tax payments for U.S. federal income taxes further contributed to the increase in operating cash flow for 2006 compared to 2005. The decrease in 2005, as compared to 2004, was attributable to the $25 million investment in marketable securities, as well as higher levels of cash tax payments for estimated U.S. federal income taxes.
Investing Activities. Our capital expenditures totaled approximately $29.6 million in 2006, $30.4 million in 2005, and $18.3 million in 2004. The increase in 2006 and 2005 from 2004 is primarily related to investments in minimally invasive surgical instrumentation for our hip and knee businesses. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $35 million in total for 2007 for routine capital expenditures, as well as approximately $8 million for the planned expansion of facilities in Arlington, TN.
We invested approximately $705,000 in intellectual property during 2006. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property and are, therefore, unable to predict the timing of future purchases.
Financing Activities. During 2006, we made approximately $2.0 million in principal payments related to our long-term capital lease obligations. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our consolidated statements of cash flows. The proceeds received under these agreements in 2006, 2005 and 2004 totaled approximately $5.6 million, $8.0 million, and $10.7 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $5.7 million, $9.2 million and $10.8 million in 2006, 2005 and 2004, respectively. We recorded obligations of $3.9 million and $3.5 million for the amount of receivables factored under these agreements as of December 31, 2006 and 2005, respectively, which are included within “Accrued expenses and other current liabilities” in our consolidated balance sheet.
On June 30, 2006, we paid $3.8 million to retire all remaining indebtedness under our then existing credit facility, cancelled the credit facility, and terminated the related credit agreement. At the same time, we entered into a credit agreement with a group of banks led by Bank of America, N.A. The new credit agreement provides for a $100 million revolving credit facility, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the new credit facility. Borrowings under the new credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual rate of 8.25%.
Those financing payments were offset by proceeds of $5.9 million from the issuances of common stock under our stock-based compensation plans.
In 2007, we will make continued payments under our long-term capital leases, including interest, of approximately $1.1 million in 2007. We anticipate that our factoring program in Italy will continue; however, the level and extent of the amounts factored under the agreement and the ultimate amount of proceeds received under the program cannot be predicted.

Contractual Cash Obligations. At December 31, 2006, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
				2010 –
	Total	2007	2008-2009	2011	After 2011
Amounts reflected in balance sheet:
Capital lease obligations (1)	1,853	1,085	656	112	—

Amounts not reflected in balance sheet:
Operating leases	17,923	7,738	7,022	1,824	1,339
Purchase obligations	2,535	2,535	—	—	—
Royalty and consulting agreements	5,638	970	1,400	1,200	2,068

Total contractual cash obligations	$27,949	$12,328	$9,078	$3,136	$3,407

(1)	Payments include amounts representing interest
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2006. The minimum lease payments related to these leases are discussed further in Note 7 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2006. These future payments are subject to foreign currency exchange rate risk. In accordance with accounting principles generally accepted in the U.S., our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Our purchase obligations reflected in the table above consist of minimum purchase obligations related to certain supply agreements. The royalty and consulting agreements in the above table represent minimum payments to consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2006. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
In addition to the contractual cash obligations discussed above, all of our domestic sales and a portion of our international sales are subject to commissions based on net sales, and a substantial portion of our global sales are subject to other royalties earned based on product sales. Further, under our factoring agreement in Italy, our liability for cash proceeds received of $3.9 million discussed in “Financing Activities” may be subject to repayment upon 15 days notice. None of these amounts are included in the table above.
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2001, we completed our IPO of 7,500,000 shares of common stock which generated $84.8 million in net proceeds. In 2002, we completed a secondary offering of 3,450,000 shares of common stock which generated $49.5 million in net proceeds.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $57.9 million, our marketable securities balance of $30.3 million, our existing available credit line of

$100 million and our expected cash flow from our 2007 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2007 of approximately $43 million and meet our contractual cash obligations in 2007.
Critical Accounting Estimates
All of our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.” However, certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
Revenue recognition. Our revenues are primarily generated through two types of customers, hospitals and stocking distributors, with the majority of our revenue derived from sales to hospitals. Our products are primarily sold through a network of independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the U.S. We record revenues from sales to hospitals when the hospital takes title to the product, which is generally when the product is surgically implanted in a patient.
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $175,000 and $170,000 of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2006 and 2005, respectively.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $350,000 and $430,000 are included as a reduction of accounts receivable at December 31, 2006 and 2005, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
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

The majority of the Company’s receivables are from hospitals, many of which are government funded. Accordingly, the Company’s collection history with this class of customer has been favorable. Historically, the Company has experienced minimal bad debts from its hospital customers and more significant bad debts from certain international distributors, typically as a result of specific financial difficulty or geo-political factors. The Company writes off receivables when it determines that the receivables are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continuous collection efforts.
We believe that the amount included in our allowance for doubtful accounts has been a historically accurate estimate of the amount of accounts receivable that are ultimately collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly and as such, additional allowances may be required in future periods. Our accounts receivable balance for 2006 and 2005 was $72.5 million and $61.7 million, net of allowances for doubtful accounts of $2.9 million and $2.0 million, at December 31, 2006 and 2005, respectively.
Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our forecast of product demand and production requirements for the next twenty-four months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Charges incurred for excess and obsolete inventory were $6.5 million, $6.9 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2005, we incurred approximately $1.5 million in charges within cost of sales to write down inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe. In 2004, charges incurred for excess and obsolete inventory included $2.4 million recorded to write down certain foot and ankle implant inventory to its net realizable value as a result of our transition to our CHARLOTTE™ Foot and Ankle System.
Goodwill and long-lived assets. We have approximately $8.5 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning, and resource allocation, we have determined that we have only one reporting unit for purposes of evaluating goodwill for impairment. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting unit using projections of future cash flows. We performed our annual impairment test during the fourth quarter of 2006 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.
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
Product liability claims and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities and we believe our accruals are adequate. Our accrual for product liability claims was approximately $330,000 and $850,000 at December 31, 2006 and 2005, respectively. During 2006, we paid approximately $375,000 for claims which had been accrued as of December 31, 2005, and we reduced our accrual for specific claims for which we have met our insurance deductible.
We are also involved in legal proceedings as a plaintiff involving contract, patent protection and other matters. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed.
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
We have recorded valuation allowances of $5.7 million and $6.0 million as of December 31, 2006 and 2005, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carry forward of certain net operating losses and general business tax credits.
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
See Note 12 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding our FAS 123R disclosures.
Impact of Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements, which may be recorded as either income taxes or interest expense. Management has made the policy election to record this interest as interest expense. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. We will comply with the provisions of FIN 48 effective January 1, 2007. We are currently assessing the impact that the adoption of FIN 48 will have on our results of operations and financial position. As a result of the adoption of FIN 48, the balance of certain of our liabilities for uncertain tax positions may change, which would be recorded as an adjustment to opening retained earnings as a cumulative effect of a change in accounting principle.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% of our total net sales were denominated in foreign currencies during both of the years ended December 31, 2006 and 2005, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from EU countries and are denominated in the euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro and the Japanese yen. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro and the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 2 to our consolidated financial statements in “Financial Statements and Supplementary Data,” we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen, British pounds and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

Item 8. Financial Statements and Supplementary Data.
Wright Medical Group, Inc.
Consolidated Financial Statements
for the Years Ended December 31, 2006, 2005, and 2004
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wright Medical Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in the Notes 2 and 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Memphis, Tennessee
February 27, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting under item 9A(b), that Wright Medical Group, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
As of December 31, 2006, the Company had ineffective policies and procedures relating to the calculation of depreciation expense for its surgical instruments. Specifically, the Company did not have policies and procedures in place to ensure that depreciation expense was calculated based on the appropriate cost basis of these assets, resulting in an error in depreciation expense and accumulated depreciation. This deficiency resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 27, 2007, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that Wright Medical Group, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Wright Medical Group, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Memphis, Tennessee
February 27, 2007

Wright Medical Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$57,939	$51,277
Marketable securities	30,325	25,000
Accounts receivable, net	72,476	61,729
Inventories	86,157	82,381
Prepaid expenses	6,646	11,025
Deferred income taxes	21,871	24,218
Other current assets	4,308	4,751

Total current assets	279,722	260,381

Property, plant and equipment, net	86,265	81,206
Goodwill	8,486	7,829
Intangible assets, net	9,309	12,724
Deferred income taxes	22,732	8,217
Other assets	2,888	1,453

Total assets	$409,402	$371,810

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$17,049	$13,572
Accrued expenses and other current liabilities	41,366	45,055
Current portion of long-term obligations	1,001	5,628

Total current liabilities	59,416	64,255
Long-term obligations	723	1,728
Deferred income taxes	6	151
Other liabilities	13,433	13,668

Total liabilities	73,578	79,802

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized - 100,000,000; shares issued and outstanding - 35,143,800 in 2006 and 34,175,696 in 2005	351	342
Additional paid-in capital	300,648	274,312
Accumulated other comprehensive income	17,878	11,957
Retained earnings	16,947	5,397

Total stockholders’ equity	335,824	292,008

	$409,402	$371,810

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$338,938	$319,137	$297,539
Cost of sales[1]	97,234	91,752	84,251

Gross profit	241,704	227,385	213,288
Operating expenses:
Selling, general and administrative[1]	192,573	167,365	152,508
Research and development [1]	25,551	22,289	18,478
Amortization of intangible assets	4,149	4,250	3,889

Total operating expenses	222,273	193,904	174,875

Operating income	19,431	33,481	38,413
Interest (income) expense, net	(1,127)	(176)	1,064
Other (income) expense, net	(1,643)	237	(74)

Income before income taxes	22,201	33,420	37,423
Provision for income taxes	7,790	12,355	13,401

Net income	$14,411	$21,065	$24,022

Net income per share (Note 10):
Basic	$0.42	$0.62	$0.72

Diluted	$0.41	$0.60	$0.68

Weighted-average number of shares outstanding – basic	34,434	33,959	33,391

Weighted-average number of shares outstanding – diluted	35,439	35,199	35,317

[1]	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Cost of sales	$854	$12	$68
Selling, general and administrative	10,766	449	1,364
Research and development	2,220	6	57
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$14,411	$21,065	$24,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,361	17,895	17,278
Stock-based compensation expense	13,840	467	1,489
Amortization of intangible assets	4,149	4,250	3,889
Deferred income taxes	(8,852)	(329)	5,068
Gain on sale of investment	(1,499)	—	—
Excess tax benefits from stock-based compensation arrangements	(4,908)	—	—
Other	1,340	1,648	884
Changes in assets and liabilities:
Accounts receivable	(8,555)	(5,177)	(3,811)
Inventories	(867)	(9,364)	(7,861)
Marketable securities	(5,325)	(25,000)	—
Other current assets	4,600	(6,062)	(3,223)
Accounts payable	2,504	647	(849)
Accrued expenses and other liabilities	(2,224)	5,251	479

Net cash provided by operating activities	29,975	5,291	37,365

Investing activities:
Capital expenditures	(29,643)	(30,356)	(18,316)
Purchase of intangible assets	(705)	(1,227)	(161)
Proceeds from sale of investment	1,499	—	—
Other	500	—	49

Net cash used in investing activities	(28,349)	(31,583)	(18,428)

Financing activities:
Issuance of common stock	5,915	2,930	4,056
Financing under factoring agreements, net	(54)	(1,208)	(29)
Principal payments of bank and other financing	(6,123)	(7,101)	(6,332)
Excess tax benefits from stock-based compensation arrangements	4,908	—	—

Net cash provided by (used in) financing activities	4,646	(5,379)	(2,305)

Effect of exchange rates on cash and cash equivalents	390	(522)	267

Net increase (decrease) in cash and cash equivalents	6,662	(32,193)	16,899

Cash and cash equivalents, beginning of period	51,277	83,470	66,571

Cash and cash equivalents, end of period	$57,939	$51,277	$83,470

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2004, 2005 and 2006
(In thousands, except share data)

	Common Stock, Voting			Retained		Accumulated
			Additional	Earnings		Other	Total
	Number of		Paid-in	(Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Compensation	Income	Equity

Balance at December 31, 2003	33,040,747	$330	$263,455	$(39,690)	$(1,452)	$15,675	$238,318
2004 Activity:
Net income	—	—	—	24,022	—	—	24,022
Foreign currency translation	—	—	—	—	—	5,967	5,967

Total comprehensive income							29,989
Issuances of common stock	809,455	9	4,047	—	—	—	4,056
Tax benefit of employee stock option exercises	—	—	2,217	—	—	—	2,217
Stock-based compensation	—	—	331	—	1,158	—	1,489
Forfeiture of stock options	—	—	(106)	—	106	—	—

Balance at December 31, 2004	33,850,202	$339	$269,944	$(15,668)	$(188)	$21,642	$276,069

2005 Activity:
Net income	—	—	—	21,065	—	—	21,065
Foreign currency translation	—	—	—	—	—	(9,685)	(9,685)

Total comprehensive income							11,380
Issuances of common stock	325,494	3	2,927	—	—	—	2,930
Tax benefit of employee stock option exercises	—	—	1,162	—	—	—	1,162
Stock-based compensation	—	—	288	—	179	—	467
Forfeiture of stock options	—	—	(9)	—	9	—	—

Balance at December 31, 2005	34,175,696	$342	$274,312	$5,397	$—	$11,957	$292,008

2006 Activity:
Net income	—	—	—	14,411	—	—	14,411
Foreign currency translation	—	—	—	—	—	5,921	5,921

Total comprehensive income			—	—	—	—	20,332
SAB 108 adjustment to opening balance (See Note 2)	—	—	—	(2,861)	—	—	(2,861)
Issuances of common stock	968,104	9	5,906	—	—	—	5,915
Tax benefit of employee stock option exercises	—	—	5,585	—	—	—	5,585
Stock-based compensation	—	—	14,845	—	—	—	14,845

Balance at December 31, 2006	35,143,800	$351	$300,648	$16,947	$—	$17,878	$335,824

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business:
Wright Medical Group, Inc. (the “Company”), through Wright Medical Technology, Inc. and other operating subsidiaries, is a global medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. The Company’s products are sold primarily through a network of independent sales representatives in the United States (“U.S.”) and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the U.S. The Company promotes its products in over 60 countries with principal markets in the U.S., Europe, and Japan. The Company is headquartered in suburban Memphis, Tennessee.
The Company was incorporated in November 1999 as a Delaware corporation, and had no operations until an investment group acquired majority ownership of Wright Medical Technology, Inc. (the “Predecessor Company”) on December 7, 1999. This transaction, which represents a recapitalization of the Predecessor Company and the inception of the Company in its present form, was accounted for using the purchase method of accounting.
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
On July 18, 2001, the Company completed its initial public offering (“IPO”), issuing 7,500,000 shares of common stock which generated net proceeds of $84.8 million. On March 6, 2002, the Company and certain selling stockholders completed a secondary offering which generated net proceeds of $49.5 million.
2. Summary of Significant Accounting Policies:
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, the evaluation of goodwill and long-lived assets, product liability claims and other litigation, accounting for income taxes, and accounting for stock-based compensation.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.
Marketable Securities. The Company’s investment in marketable securities represents debt securities, which are classified as trading securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company recognizes realized and unrealized gains or losses on the purchase or sale of these securities in the period incurred in the accompanying consolidated statement of operations. For the years ended December 31, 2006 and 2005, the Company did not incur any realized or unrealized gains or losses related to these securities.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Inventories. The Company’s inventories are valued at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Inventory costs include material, labor costs and manufacturing overhead. The Company regularly reviews inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, the Company incurs charges to write down inventories to their net realizable value. The Company’s review of inventory for excess and obsolete quantities is based primarily on its estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred for excess and obsolete inventory were $6.5 million, $6.9 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2005, charges incurred for excess and obsolete inventory included $1.5 million recorded to write down certain inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe. In 2004, charges incurred for excess and obsolete inventory included $2.4 million recorded to write down certain foot and ankle implant inventory to its net realizable value as a result of the Company’s transition to the CHARLOTTE™ Foot and Ankle System from a line of products supplied by a third party vendor pursuant to a distribution agreement that expired in the first quarter of 2005.
Product Liability Claims and Other Litigation. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. The Company has recorded at least the minimum estimated liability related to those claims where a range of loss has been established. The Company’s accrual for product liability claims was approximately $330,000 and $850,000 at December 31, 2006 and 2005, respectively. During 2006, payments of approximately $375,000 were made for claims which were included in the accrual as of December 31, 2005. Additionally, during 2006, the accrual was reduced for specific claims for which the Company has met its insurance deductible.
Property, Plant and Equipment. The Company’s property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is provided on a straight-line basis over the estimated useful lives based on the following categories:

Land improvements	15 to 25 years
Buildings	10 to 45 years
Machinery and equipment	3 to 20 years
Furniture, fixtures and office equipment	1 to 14 years
Surgical instruments	6 years
Expenditures for major renewals and betterments, including leasehold improvements, that extend the useful life of the assets are capitalized and depreciated over the remaining life of the asset or lease term, if shorter. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Accordingly, during the fourth quarter of 2006, the Company evaluated goodwill for impairment and determined that the fair value of its reporting unit exceeded its carrying value, indicating that goodwill was not impaired. Based on the Company’s single business approach to decision-making, planning, and resource allocation, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill for impairment.
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
Allowances for Doubtful Accounts. The Company experiences some credit loss on its accounts receivable and, accordingly, it must make estimates related to the ultimate collection of its accounts receivable. Specifically, management analyzes the Company’s accounts receivable, historical bad debt experience, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of its allowance for doubtful accounts.
The majority of the Company’s receivables are from hospitals, many of which are government funded. Accordingly, the Company’s collection history with this class of customer has been favorable. Historically, the Company has experienced minimal bad debts from its hospital customers and more significant bad debts from certain international distributors, typically as a result of specific financial difficulty or geo-political factors. The Company writes off receivables when it determines that the receivables are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. The Company’s allowance for doubtful accounts totaled $2.9 million and $2.0 million at December 31, 2006 and 2005, respectively.
Concentrations of Supply of Raw Material. The Company relies on a limited number of suppliers for the components used in the Company’s products. The Company’s reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. The Company relies on one source for a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in certain of the Company’s extremity products. The Company is aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Further, the Company relies on one supplier of ceramics for use in the Company’s hip products. In addition, for the Company’s biologics products, it presently depends on a single source for demineralized bone matrix (“DBM”) and cancellous bone matrix (“CBM”) materials. Further, the Company relies on one supplier for its GRAFTJACKET® family of soft tissue repair and graft containment products, as well as one supplier for its ADCON® Gel products.
Income Taxes. Income taxes are accounted for pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. The Company’s effective tax rate is based on income by tax jurisdiction, statutory rates and tax saving initiatives available to it in the various jurisdictions in which it operates. Significant judgment is required in determining the Company’s effective tax rate and evaluating its tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Revenue Recognition. The Company’s revenues are primarily generated through two types of customers, hospitals and stocking distributors, with the majority of the Company’s revenue derived from sales to hospitals. The Company’s products are primarily sold through a network of independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the U.S. Revenues from sales to hospitals are recorded when the hospital takes title to the product, which is generally when the product is surgically implanted in a patient.
The Company records revenues from sales to its stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. The Company’s distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations the Company has repurchase agreements with certain stocking distributors. Those certain agreements require the Company to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, the Company defers the applicable percentage of the sales. Approximately $175,000 and $170,000 of deferred revenue related to these types of agreements was recorded at December 31, 2006 and 2005, respectively.
The Company must make estimates of potential future product returns related to current period product revenue. The Company develops these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of approximately $350,000 and $430,000 is included as a reduction of accounts receivable at December 31, 2006 and 2005, respectively.
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
Foreign Currency Translation. The financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other (income) expense, net.”
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
Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of FAS

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate. The Company elected the modified prospective method of transition, under which prior periods are not revised for comparative purposes.
The Company recorded approximately $13.8 million of stock-based compensation expense during the year ended December 31, 2006. See Note 12 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had applied the fair value recognition provisions of SFAS No. 123 to non-cash stock-based employee compensation expense.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and notes payable approximates the fair value of these financial instruments at December 31, 2006 and 2005 due to their short maturities or variable rates.
Derivative Instruments. The Company accounts for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Accordingly, all of the Company’s derivative instruments are recorded on the balance sheet as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
The Company employs a derivative program, which began in 2004, using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on its intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations.
The Company recorded net losses of approximately $1.9 million, net gains of approximately $1.5 million, and net losses of approximately $790,000 for the years ended December 31, 2006, 2005, and 2004 respectively, on foreign currency contracts, which are included in “Other (income) expense, net” in the Company’s consolidated statements of operations. These gains and losses substantially offset translation losses and gains recorded on the Company’s intercompany receivable and payable balances, also included in “Other (income) expense, net.” At December 31, 2006 and 2005, the Company had no foreign currency contracts outstanding.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest	$1,298	$1,420	$717
Income taxes	$9,663	$17,057	$8,289
During 2004 and 2006, the Company favorably resolved certain income tax contingencies associated with the Company’s acquisition of Cremascoli, resulting in decreases in goodwill of approximately $3.0 million

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
and $140,000, respectively. Additionally, the Company entered into capital leases of approximately $1.6 million and $1.1 million during 2005 and 2004, respectively. The Company entered into an insignificant amount of capital leases during 2006.
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2006 presentation.
Adoption of SAB 108. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires registrants to consider both the “rollover” method which focuses on the income statement impact of misstatements and the “iron curtain” method which focuses on the balance sheet impact of misstatements to define materiality. The transition provisions of SAB 108 allow a registrant to adjust opening retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 during the year ended December 31, 2006.
During 2006, the Company concluded there was an error in its method of calculating depreciation expense for its surgical instruments, resulting in an understatement of depreciation expense for the years 2000 through 2005. Under SAB 108, the Company must assess materiality of errors originating in prior years using both the rollover method and the iron-curtain method. Management has concluded that the impact of this error was immaterial for each of the prior years under the rollover method, which was the method used by the Company prior to the adoption of SAB 108. However, under the iron curtain method, the cumulative effect of the balance sheet adjustment is material to the Company’s current year statement of operations. Therefore, an adjustment was recorded to the 2006 opening retained earnings in accordance with the implementation guidance in SAB 108. The total cumulative impact is as follows:

Increase/
(Decrease)
Accumulated depreciation	$4,721
Deferred tax asset	1,860
Retained earnings	(2,861)
Recently Issued Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. The Company will comply with the provisions of FIN 48 effective January 1, 2007. The Company is currently assessing the impact that the adoption of FIN 48 will have on its results of operations and financial position. As a result of the adoption of FIN 48, the balance of certain of the Company’s liabilities for uncertain tax positions may change, which would be recorded as an adjustment to opening retained earnings as a cumulative effect of a change in accounting principle.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
3. Inventories:
Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$4,204	$4,186
Work-in-process	12,078	14,417
Finished goods	69,875	63,778

	$86,157	$82,381

4. Property, Plant and Equipment:
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Land and land improvements	$3,882	$2,329
Buildings	8,992	8,458
Machinery and equipment	35,557	33,530
Furniture, fixtures and office equipment	33,003	29,193
Construction in progress	4,573	2,654
Surgical instruments	90,092	72,088

	176,099	148,252
Less: Accumulated depreciation	(89,834)	(67,046)

	$86,265	$81,206

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2006	2005
Buildings	$1,448	$1,448
Machinery and equipment	4,789	5,717
Furniture, fixtures and office equipment	1,909	2,309

	8,146	9,474
Less: Accumulated depreciation	(5,553)	(4,619)

	$2,593	$4,855

Depreciation expense approximated $21.4 million, $17.9 million, and $17.3 million for the years ended December 31, 2006, 2005, and 2004, respectively, and included amortization of assets under capital leases.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
5. Goodwill and Intangible Assets:
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2006, are as follows (in thousands):

Goodwill, at December 31, 2005	$7,829
Less: Resolution of pre-acquisition foreign income tax contingencies	(140)
Foreign currency translation	797

Goodwill, at December 31, 2006	$8,486

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$20,241	$14,185	$18,173	$10,908
Completed technology	5,233	3,076	5,243	2,353
Licenses	2,741	2,314	2,756	1,847
Trademarks	657	307	657	230
Other	4,218	3,899	4,014	2,781

	33,090	$23,781	30,843	$18,119

Less: Accumulated amortization	(23,781)		(18,119)

Intangible assets, net	$9,309		$12,724

Based on the intangible assets held at December 31, 2006, we expect to amortize approximately $3.2 million in 2007, $2.9 million in 2008, $2.6 million in 2009, $350,000 in 2010, and $130,000 in 2011.
6. Accrued Expenses and Other Current Liabilities:
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Employee benefits	$9,661	$11,287
Advances from factoring arrangement	3,912	3,547
Royalties	5,203	4,455
Taxes other than income	4,476	5,604
Commissions	4,096	3,982
Professional and legal fees	5,744	5,009
Purchased technology	—	1,500
Other	8,274	9,671

	$41,366	$45,055

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
7. Long-Term Obligations:
Long-term obligations consist of the following (in thousands):

	December 31,
	2006	2005
Capital lease obligations	$1,724	$3,606
Notes payable	—	3,750

	1,724	7,356
Less: current portion	(1,001)	(5,628)

	$723	$1,728

On June 30, 2006, the Company paid $3.8 million to retire all indebtedness under its then existing credit facility, cancelled the credit facility, and terminated the related credit agreement. At the same time, the Company entered into a new credit agreement with a group of banks led by Bank of America, N.A. The new credit agreement provides for a $100 million revolving credit facility, which can be increased by up to $50 million at the Company’s request and subject to the agreement of the lenders. The Company currently has no borrowings outstanding under the new credit facility. Borrowings under the new credit facility will bear interest at the sum of a base rate plus an applicable rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual rate of 8.25%. The term of the new credit facility extends through June 30, 2011.
As discussed in Note 4, the Company has acquired certain property and equipment pursuant to capital leases. These leases have various terms ranging from two to seven years with interest rates ranging from 2.9% to 6.8%. At December 31, 2006, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2007	$1,085
2008	459
2009	197
2010	105
2011	7
Thereafter	—

Total minimum payments	1,853
Less amount representing interest	(129)

Present value of minimum lease payments	1,724
Current portion	(1,001)

Long-term portion	$723

8. Other Long-Term Liabilities:
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued income taxes payable	$12,663	$13,045
Other	770	623

	$13,433	$13,668

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
9. Income Taxes:
The components of the Company’s income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$34,624	$43,588	$40,437
Foreign	(12,423)	(10,168)	(3,014)

Income before income taxes	$22,201	$33,420	$37,423

The components of the Company’s provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current provision:
Domestic:
Federal	$13,257	$9,777	$12,815
State	1,841	1,709	811
Foreign	2,234	1,385	4,401
Deferred (benefit) provision:
Domestic:
Federal	(2,915)	3,013	(197)
State	(361)	605	803
Foreign	(6,266)	(4,134)	(5,232)

Total provision for income taxes	$7,790	$12,355	$13,401

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State tax provision	5.3%	5.3%	4.8%
Stock-based compensation expense	11.3%	0.2%	0.3%
Change in valuation allowance	(2.8%)	(1.2%)	(3.1%)
Research and development credit	(4.2%)	(2.8%)	(3.3%)
Foreign income taxes	(4.5%)	(2.5%)	(1.9%)
Non-taxable differences and other, net	(5.0%)	3.0%	4.0%

Total	35.1%	37.0%	35.8%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The significant components of the Company’s deferred income taxes as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$23,140	$13,924
General business credit carryforward	2,262	2,341
Reserves and allowances	21,175	18,031
Amortization	5,484	5,230
Other	10,337	11,856
Valuation allowance	(5,738)	(5,964)

Total deferred tax assets	56,660	45,418

Deferred tax liabilities:
Depreciation	3,845	6,205
Acquired intangible assets	2,252	2,661
Other	5,966	4,297

Total deferred tax liabilities	12,063	13,163

Net deferred tax assets	$44,597	$32,255

Provisions for federal income taxes are not made on the undistributed earnings of foreign subsidiaries when earnings are considered permanently invested. Deferred taxes are not provided for temporary differences related to earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. At December 31, 2006, the Company did not have undistributed earnings of foreign subsidiaries, as total earnings from these subsidiaries have been offset by losses.
At December 31, 2006, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $13.7 million, which expire in 2017 and 2018. Additionally, the Company had general business credit carryforwards of approximately $2.3 million, which expire beginning in 2007 and extending through 2016. At December 31, 2006, the Company had foreign net operating loss carryforwards of approximately $54.5 million, of which $5.0 million expires beginning in 2009 and extending through 2015.
Certain of the Company’s U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. The Company maintains valuation allowances for these net operating losses and tax credit carryforwards that are expected to expire unused due to these limitations.
10. Earnings Per Share:
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of the Company’s common stock equivalents. The Company’s common stock equivalents consist of stock options and non-vested shares of common stock. The dilutive effect of such instruments is calculated using the treasury-stock method.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Weighted-average number of common shares outstanding — basic	34,434	33,959	33,391
Common stock equivalents	1,005	1,240	1,926

Weighted-average number of common shares outstanding — diluted	35,439	35,199	35,317

The Company has excluded from the calculation of diluted earnings per share approximately 4.4 million, 2.7 million and 1.7 million antidilutive options for the years ended December 31, 2006, 2005, and 2004 respectively.
11. Capital Stock:
Common Stock. The Company is authorized to issue up to 100,000,000 shares of voting common stock. The Company has 64,856,200 shares of voting common stock available for future issuance at December 31, 2006.
Warrants. In connection with the December 1999 recapitalization, the Company issued warrants to stockholders and certain employees to purchase an aggregate of 727,276 shares of the Company’s common stock at an exercise price of $4.35 per share. The warrants were exercisable at any time after issuance and, unless exercised, expired five years from the date of issuance. During the year ended December 31, 2004, warrants for 353,209 shares were exercised. All warrants had been exercised as of December 31, 2004.
12. Stock Option Plans:
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time the Company completed its IPO in July 2001 became options to purchase the Company’s common stock. Those options were immediately exercisable upon their issuance. All the options issued under the Plan expire after ten years.
The Company recognized approximately $13.8 million ($10.9 million net of taxes) in non-cash stock-based compensation expense during 2006, which reduced both basic and diluted earnings per share by $0.31 during the year ended December 31, 2006. Further, approximately $690,000 and $315,000 of non-cash stock-based compensation was capitalized as part of the cost of inventory and an intangible asset, respectively, as of December 31, 2006. During 2005 and 2004, the Company incurred approximately $467,000 ($287,000 net of taxes) and $1.5 million ($1.0 million net of taxes), respectively, of non-cash stock-based compensation expense for the fair value of stock options granted to independent distributors and for certain stock options granted to employees where the fair value of the Company’s stock exceeded the exercise price of the stock option at the date of grant.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in 2005 and 2004 (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Net income, as reported	$21,065	$24,022
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	151	681
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(12,972)	(8,626)

Pro forma net income	$8,244	$16,077

Income per share:
Basic, as reported	$0.62	$0.72

Basic, pro forma	$0.24	$0.48

Diluted, as reported	$0.60	$0.68

Diluted, pro forma	$0.24	$0.47

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.
The weighted-average fair value of the Company’s options granted to employees in 2006, 2005 and 2004 was $9.97 per share, $11.62 per share, and $17.39 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.3% - 5.1%	4.0% - 4.5%	4.0% – 4.8%
Expected option life	6 years	7 years	7 years
Expected price volatility	40%	40%	50%
As of December 31, 2006, the Company had $27.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.
During 2006, 2005 and 2004, the Company granted certain independent distributors common stock options of 66,700, 41,900 and 18,200 shares, respectively, under the Plan. These options are exercisable in 25% increments on the first through fourth anniversaries of the date of grant at a weighted-average exercise price of $22.43, $25.08 and $33.48 per share, respectively. The options expire after ten years.
A summary of the Company’s stock option activity is as follows:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Shares	Average	Remaining	Value*
	(000’s)	Exercise Price	Contractual Life	($000’s)
Outstanding at December 31, 2003	4,234	$12.28
Granted	2,458	30.61
Exercised	(505)	7.53
Forfeited or expired	(359)	24.34

Outstanding at December 31, 2004	5,828	19.68
Granted	1,819	23.82
Exercised	(314)	8.61
Forfeited or expired	(1,145)	30.01

Outstanding at December 31, 2005	6,188	19.55
Granted	1,219	20.92
Exercised	(899)	6.35
Forfeited or expired	(797)	26.06

Outstanding at December 31, 2006	5,711	$21.00	7.2 years	$23,163

Exercisable at December 31, 2006	2,828	$18.31	5.9 years	$19,026

*	The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock as of December 31, 2006, and the exercise price of the shares. The market value as of December 31, 2006, is deemed to have been $23.28 per share, which is the closing sale price of the common stock reported for transactions effected on the Nasdaq Global Select Market on December 29, 2006.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The total intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $15.2 million, $4.3 million and $12.0 million, respectively. As of December 31, 2006, there were 1,411,120 shares available for future issuance.
A summary of the company’s stock options outstanding and exercisable at December 31, 2006, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.00 – $8.50	823	3.7	$5.33	823	$5.33
$8.51 – $16.00	74	5.7	15.14	61	15.14
$16.01 – $24.00	2,572	8.1	20.31	910	19.17
$24.01 – $32.00	2,160	7.5	27.49	993	27.82
$32.01 – $35.87	82	7.1	34.03	41	34.03

	5,711	7.2	$21.00	2,828	$18.31

During 2006, the Company issued approximately 7,000 non-vested shares of common stock to employees with a weighted-average fair value of $23.37 per share. The fair value of these shares will be recognized on a straight-line basis over four years, the requisite service period. The forfeiture restrictions on these shares lapse in increments of 25% annually on each of the first through fourth anniversaries of the date of grant.
During 2006, the Company issued 50,000 non-vested shares of common stock with a grant date fair value of $1.2 million to a third party in exchange for certain rights and services. The expense related to those shares will be recognized over 28 months, the life of the contract. The forfeiture restrictions lapsed on 16,667 of these shares on the grant date. The forfeiture restrictions on the remaining shares lapse on January 1, 2007, and January 1, 2008.
Employee Stock Purchase Plan. On May 30, 2002, the Company and its shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the Company to issue up to 200,000 shares of common stock to its employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, the Company sold to employees 11,465, 11,530 and 8,792 shares in 2006, 2005 and 2004, respectively, with weighted-average fair values of $6.88, $6.93 and $9.04 per share, respectively. As of December 31, 2006, there were 149,754 shares available for future issuance under the ESPP. During 2006, 2005, and 2004, the Company recorded nominal amounts of stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, the Company used the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6% - 4.8%	3.0% - 3.6%	1.9% - 2.8%
Expected option life	6 months	6 months	6 months
Expected price volatility	40%	40%	50%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
13. Employee Benefit Plans:
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, the Company matches voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in the Company’s contributions after three years of service with the Company. The Company’s expense related to the plan was approximately $1.0 million, $940,000, and $830,000 in 2006, 2005, and 2004, respectively.
14. Commitments and Contingencies:
Operating Leases. The Company leases certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $8.5 million, $7.7 million and $6.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2006 (in thousands):

2007	$7,738
2008	4,830
2009	2,192
2010	1,162
2011	662
Thereafter	1,339

$17,923

Royalty and Consulting Agreements. The Company has entered into various royalty and other consulting agreements with third party consultants. The Company incurred royalty and consulting expenses of $1.0 million, $3.2 million and $5.2 million during the years ended December 31, 2006, 2005, and 2004, respectively, under minimum contractual obligations that were contingent upon services. The amounts in the table below represent minimum payments to consultants that are contingent upon future services. These fees are accrued when it is deemed probable that the performance thresholds are met. Payments under these agreements for which the Company has not recorded a liability, are as follows at December 31, 2006 (in thousands):

2007	$970
2008	700
2009	700
2010	600
2011	600
Thereafter	2,068

$5,638

Portions of the Company’s payments for operating leases and royalty agreements are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2006. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations. The Company has entered into certain supply agreements for its products, which include minimum purchase obligations. During the years ended December 31, 2006, 2005, and 2004, the Company paid approximately $3.8 million, $6.4 million, and $6.4 million, respectively, under those supply agreements. The Company’s remaining purchase obligations under those supply agreements are approximately $2.5 million in 2007.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Portions of these payments are denominated in foreign currencies and were translated based on their respective U.S. dollar exchange rates at December 31, 2006. These future payments are subject to foreign currency exchange rate risk.
Legal Proceedings. In 2000, Howmedica Osteonics Corp. (“Howmedica”) sued the Company alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of the Company’s knee product line. The Company believes, however, that it has strong defenses against Howmedica’s claims and is vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that the Company’s products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of December 31, 2006. Management believes that the claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial position or ongoing results of operations.
The Company is involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of December 31, 2006.
The Company is involved in a dispute with a former consultant who is demanding payment of royalties on the sales of certain knee products as well as punitive damages. The Company contends that the plaintiff breached his agreement, and therefore it owes no royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts granted partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract; however, the claim for punitive damages was dismissed. A damages hearing has been scheduled to be held in March 2007 to determine the amount of the judgment. Discovery for the damages hearing is ongoing, and the plaintiff is currently demanding approximately $3.4 million of royalties. This does not include interest on these royalties. Both parties have the right to appeal this ruling and the Company intends to appeal the portion of the judgment issued in favor of the plaintiff. The Company believes that an ultimate unfavorable resolution to this matter is not probable; therefore, it has not accrued any amounts related to this matter as of December 31, 2006.
The Company is involved in a dispute with a former consultant who is demanding approximately $3.6 million for consulting payments under a contract that the Company terminated in 2005. This dispute will be heard in binding arbitration, which is anticipated to be scheduled during the second quarter of 2007. The Company believes that it has meritorious defenses in this dispute and does not believe that an unfavorable ruling is probable. Therefore, the Company has not accrued any amounts related to this matter as of December 31, 2006.
In addition to those noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not have a material adverse effect on the results of operations or financial position of the Company. Legal costs are generally expensed as incurred.
15. Segment Data:
The Company has one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of reconstructive joint devices and biologics products. The Company’s geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
principally represents Asia and Canada). Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.
Net sales of orthopaedic products by category and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net sales by product line:
Hips products	$122,073	$109,267	$99,133
Knee products	94,079	94,073	87,408
Biologics products	65,455	62,358	62,070
Extremity products	45,044	40,594	36,433
Other	12,287	12,845	12,495

Total	$338,938	$319,137	$297,539

Net sales by geographic region:
United States	$211,015	$197,548	$180,380
Europe	82,197	80,374	84,726
Other	45,726	41,215	32,433

Total	$338,938	$319,137	$297,539

Operating income (loss) by geographic region:
United States	$18,752	$32,464	$31,209
Europe	(7,563)	(5,633)	3,535
Other	8,242	6,650	3,669

Total	$19,431	$33,481	$38,413

	December 31,
	2006	2005
Long-lived assets:
United States	$59,709	$58,237
Europe	20,055	18,012
Other	6,501	4,957

Total	$86,265	$81,206

No single foreign country accounted for more than 10% of the Company’s total net sales during 2006, 2005 or 2004; however, the largest single foreign country represented approximately 7%, 6%, and 9% of the Company’s total net sales in 2006, 2005, and 2004, respectively.
Effective January 1, 2006, the Company adopted FAS 123R, which replaced SFAS No. 123 and supersedes APB Opinion No. 25, and requires recognition of the fair value of an award of equity instruments granted in exchange for employee services as a cost of those services. The Company elected the modified prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, 2006 amounts are not comparable to prior years. The Company’s U.S. region recognized non-cash stock-based compensation expense within operating income of $11.7 million in 2006, compared to $467,000 in 2005 and $1.5 million in 2004. The Company’s European geographic region recognized $1.4 million of non-cash stock-based compensation expense within operating income in 2006. Stock-based compensation expense was not recognized in the Company’s European geographic region in prior years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
During the year ended December 31, 2005, the Company’s European geographic region incurred charges of approximately $1.5 million related to the write down of certain inventory due to the termination of an agreement to distribute certain third party spinal products in Europe, charges of approximately $1.5 million associated with a European distributor transition and the associated legal dispute, and charges of approximately $800,000 for severance costs associated with management changes.
16. Quarterly Results of Operations (unaudited):
The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2006 and 2005, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$86,256	$87,492	$78,637	$86,553
Cost of sales	23,393	26,335	22,517	24,989

Gross profit	62,863	61,157	56,120	61,564
Operating expenses:
Selling, general and administrative	49,486	48,416	45,494	49,177
Research and development	7,343	6,476	6,175	5,557
Amortization of intangible assets	1,146	1,121	987	895

Total operating expenses	57,975	56,013	52,656	55,629

Operating income	$4,888	$5,144	$3,464	$5,935

Net income	$2,309	$2,750	$3,605	$5,747

Net income per share, basic	$0.07	$0.08	$0.10	$0.16

Net income per share, diluted	$0.07	$0.08	$0.10	$0.16

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$82,601	$82,789	$73,479	$80,268
Cost of sales	22,788	24,358	20,263	24,343

Gross profit	59,813	58,431	53,216	55,925
Operating expenses:
Selling, general and administrative	41,869	39,297	40,110	46,089
Research and development	4,897	5,704	5,904	5,784
Amortization of intangible assets	1,059	1,040	1,020	1,131

Total operating expenses	47,825	46,041	47,034	53,004

Operating income	$11,988	$12,390	$6,182	$2,921

Net income	$7,269	$7,767	$3,986	$2,043

Net income per share, basic	$0.21	$0.23	$0.12	$0.06

Net income per share, diluted	$0.21	$0.22	$0.11	$0.06

Effective January 1, 2006, the Company adopted the provisions of FAS 123R, electing the modified-prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, the results of operations during 2006 are not comparable to prior year results. The Company recorded approximately $13.8 million ($10.9 million net of taxes) of non-cash stock-based compensation expense during the year ended December 31, 2006, respectively. See Note 12 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if it had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation expense in 2005 and 2004.
The Company’s net income for the third quarter of 2006 included a $1.5 million gain recognized on the sale of an investment and a $1.4 million tax benefit recognized upon the resolution of foreign tax circumstances. The Company’s net income for the fourth quarter of 2005 included the after-tax effects of approximately $1.7 million of costs incurred related to management changes in the Company’s U.S. and European operations, approximately $1.6 million of charges related to the termination of an agreement to distribute certain third party spinal products in Europe, approximately $1.5 million of charges related to a European distributor transition and the associated legal dispute, and approximately $700,000 of charges to write-down a long-lived asset to its fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is made known to our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. As a result of the material weakness in internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006. We have since taken corrective actions that have been designed to remediate this material weakness as of the filing date of this Annual Report.
We believe our financial statements included in this annual report present fairly in all material respects the financial position, results of operations and cash flows for each of the periods presented herein.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, we have identified a material weakness in internal control over financial reporting described below, and as such, and based upon the criteria issued by COSO, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2006. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included within this Annual Report.
Inadequate Controls over the Calculation of Depreciation Expense
As of December 31, 2006, the Company had ineffective policies and procedures relating to the calculation of depreciation expense for its surgical instruments. Specifically, we did not have policies and procedures in place to ensure that depreciation expense was calculated based on the appropriate cost basis of these assets, resulting in an error in depreciation expense and accumulated depreciation, which was corrected in our 2006 financial statements. Management has determined that this deficiency resulted in a more than remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of Controls over the Calculation of Depreciation Expense
In response to the material weakness noted above, we performed an in-depth review of the Company’s policies and procedures for determining depreciation expense and adjusted the calculation to include the correct cost basis for the surgical instruments. Additionally, the method for capturing the proper cost basis of these assets has been revised to appropriately calculate depreciation expense in the future. The calculation of depreciation expense will continue to be reviewed on a monthly basis as part of our internal control over financial reporting.
Based upon the corrective actions identified above, we believe that the controls we have implemented have been designed to remediate the material weakness as of the filing date of this Annual Report.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 17, 2007.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 17, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 17, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 17, 2007.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 17, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-2 of this report.
Index to Exhibits

Exhibit
No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.(4)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”). (5)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (6)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (6)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (7)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (8) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (9)

10.10	Employment Agreement dated as of April 25, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (6)

10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays. (10)

10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (10)

10.13	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell. (10)

10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John R. Treace.(10)

10.15	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jason P. Hood (11).

10.16	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (12)

Exhibit
No.	Description
10.17	Severance and Release Agreement dated as of April 1, 2005, between Wright Medical Technology, Inc. and Brian T. Ennis. (7)

10.18	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (13)

10.19	Severance and Release Agreement dated as of October 17, 2005, between Wright Medical Technology, Inc. and R. Glen Coleman. (14)

11	Computation of earnings per share (included in Note 10 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

21	Subsidiaries of Wright Medical Group, Inc.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on July 7, 2006.

(5)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 13, 2005.

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 27, 2005.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on February 10, 2005.

(8)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 7, 2005.

(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 22, 2005.

(11)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 2, 2006.

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 22, 2006.

(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 6, 2005.

(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 20, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 27, 2007

Wright Medical Group, Inc.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary D. Henley Gary D. Henley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007

/s/ John K. Bakewell John K. Bakewell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2007

/s/ F. Barry Bays F. Barry Bays	Executive Chairman of the Board and Former President and Chief Executive Office	February 27, 2007

/s/ Martin J. Emerson Martin J. Emerson	Director	February 27, 2007

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 27, 2007

/s/ Beverly A. Huss Beverly A. Huss	Director	February 27, 2007

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 27, 2007

/s/ David D. Stevens David D. Stevens	Director	February 27, 2007

/s/ Thomas E. Timbie Thomas E. Timbie	Director	February 27, 2007

/s/ James T. Treace James T. Treace	Director	February 27, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
Under date of February 27, 2007, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10–K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 15 in the annual report on Form 10–K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in the Notes 2 and 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
/s/ KPMG LLP
Memphis, Tennessee
February 27, 2007

S- 1

Wright Medical Group, Inc.
Schedule II-Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
	of Period	Expenses	and Other	Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2006	$1,997	$820	$(33)	$2,850

December 31, 2005	$1,820	$510	$333	$1,997

December 31, 2004	$1,489	$268	$(63)	$1,820

Sales returns and allowance:
For the period ended:
December 31, 2006	$434	$(84)	$—	$350

December 31, 2005	$395	$39	$—	$434

December 31, 2004	$412	$(17)	$—	$395

S- 2