Form 10-Q
period 2007-03-31
WRIGHT MEDICAL GROUP INC
filed 2007-05-01
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
Large accelerated filer ☒                  Accelerated filer ☐                  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  ☐ Yes ☒ No
As of April 30, 2007, there were 35,431,969 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this quarterly report, other than statements of historical fact, are forward-looking statements. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends. We wish to caution readers that actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere in this quarterly report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. We wish to caution readers not to place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$60,063	$57,939
Marketable securities	30,625	30,325
Accounts receivable, net	79,507	72,476
Inventories	93,330	86,157
Prepaid expenses	4,775	6,646
Deferred income taxes	18,743	21,871
Other current assets	4,207	4,308

Total current assets	291,250	279,722

Property, plant and equipment, net	88,210	86,265
Goodwill	8,577	8,486
Intangible assets, net	8,862	9,309
Deferred income taxes	27,168	22,732
Other assets	3,364	2,888

	$427,431	$409,402

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$20,964	$17,049
Accrued expenses and other current liabilities	44,108	41,366
Current portion of long-term obligations	875	1,001

Total current liabilities	65,947	59,416

Long-term obligations	637	723
Deferred income taxes	6	6
Other liabilities	5,902	13,433

Total liabilities	72,492	73,578

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 35,349,689 shares at March 31, 2007 and 35,143,800 shares at December 31, 2006	353	351
Additional paid-in capital	308,646	300,648
Accumulated other comprehensive income	18,559	17,878
Retained earnings	27,381	16,947

Total stockholders’ equity	354,939	335,824

	$427,431	$409,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$94,287	$86,256
Cost of sales[1]	26,965	23,393

Gross profit	67,322	62,863
Operating expenses:
Selling, general and administrative[1]	53,926	49,486
Research and development[1]	8,102	7,343
Amortization of intangible assets	855	1,146

Total operating expenses	62,883	57,975

Operating income	4,439	4,888
Interest income, net	(604)	(250)
Other expense, net	4	124

Income before income taxes	5,039	5,014
Provision for income taxes	1,850	2,705

Net income	$3,189	$2,309

Net income per share (Note 8):
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Weighted-average number of shares outstanding-basic	35,279	34,198

Weighted-average number of shares outstanding-diluted	35,953	35,177

[1]	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Cost of sales	$491	$66
Selling, general and administrative	2,960	2,733
Research and development	1,281	577
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$3,189	$2,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,607	4,635
Stock-based compensation expense	4,732	3,376
Amortization of intangible assets	855	1,146
Deferred income taxes	(1,270)	(1,673)
Excess tax benefit from stock-based compensation arrangements	(732)	(31)
Other	36	(95)
Changes in assets and liabilities:
Accounts receivable	(7,385)	(1,992)
Inventories	(6,361)	(2,765)
Marketable securities	(300)	900
Other current assets	1,512	5,537
Accounts payable	3,778	1,130
Accrued expenses and other liabilities	4,017	2,118

Net cash provided by operating activities	7,678	14,595

Investing activities:
Capital expenditures	(6,661)	(6,463)
Purchase of intangible assets	(341)	—
Other	—	500

Net cash used in investing activities	(7,002)	(5,963)

Financing activities:
Issuance of common stock	1,598	471
Payments of bank and other financing	(313)	(851)
Financing under factoring agreements, net	(656)	361
Excess tax benefit from stock-based compensation arrangements	732	31

Net cash provided by financing activities	1,361	12
Effect of exchange rates on cash and cash equivalents	87	65

Net increase in cash and cash equivalents	$2,124	$8,709
Cash and cash equivalents, beginning of period	$57,939	$51,277

Cash and cash equivalents, end of period	$60,063	$59,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC).
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year.
The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our wholly-owned domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
2. Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$5,876	$4,204
Work-in-process	14,655	12,078
Finished goods	72,799	69,875

	$93,330	$86,157

3. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Property, plant and equipment, at cost	$182,334	$176,099
Less: Accumulated depreciation	(94,124)	(89,834)

	$88,210	$86,265

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
4. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Capital lease obligations	$1,512	$1,724
Less: current portion	(875)	(1,001)

	$637	$723

On March 31, 2007, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 8.25%.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2007 are as follows (in thousands):

Goodwill at December 31, 2006	$8,486
Foreign currency translation	91

Goodwill at March 31, 2007	$8,577

The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$20,480	$14,866	$20,241	$14,185
Completed technology	5,243	3,250	5,233	3,076
Licenses	2,717	2,305	2,741	2,314
Trademarks	647	316	657	307
Other	1,341	829	4,218	3,899

	30,428	$21,566	33,090	$23,781

Less: Accumulated amortization	(21,566)		(23,781)

Intangible assets, net	$8,862		$9,309

Based on the intangible assets held at March 31, 2007, we expect to recognize amortization expense of approximately $3.4 million for the full year of 2007, $3.0 million in 2008, $2.7 million in 2009, $360,000 in 2010, and $130,000 in 2011. These amounts do not include incremental amortization expense that will be recorded as a result of our recently announced acquisitions (see Note 11).
6. Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, which requires the recognition of the fair value of stock-based payment awards. Our stock-based compensation plans are described more fully in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. We recognized approximately $4.7 million ($3.5 million net of taxes) and $3.4 million ($2.8 million net of taxes) in non-cash stock-based compensation expense during the three-month periods ended March 31, 2007 and 2006, respectively, which reduced basic and diluted earnings per share by $0.10 and $0.07 during the three-month periods ended March 31, 2007 and 2006, respectively. Further, approximately $1.1 million and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
$560,000 of non-cash stock-based compensation was capitalized as part of the cost of inventory and an intangible asset, respectively as of March 31, 2007.
Beginning January 2007, we determined that our equity compensation in the future will consist of both stock options and non-vested shares of common stock. Guidelines for the number of stock options or non-vested shares of common stock awards granted are determined using a procedure approved by the Compensation Committee of our Board of Directors based upon several factors, including the individual’s level of responsibility, salary grade, and performance.
In the three-month period ended March 31, 2007, we granted approximately 80,000 stock options and 30,000 non-vested shares of common stock at weighted-average fair values of $10.63 and $21.99, respectively. As of March 31, 2007, we had 5.5 million stock options outstanding, of which 3.0 million were exercisable, and 55,000 non-vested shares of common stock outstanding.
We had $25.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of March 31, 2007. That cost is expected to be recognized over a weighted-average period of 2.3 years.
7. Income Taxes and Change in Accounting Principle
Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings.
As of January 1, 2007, our liability for unrecognized tax benefits totaled approximately $5.5 million, of which approximately $400,000 was recognized as an income tax benefit during the three months ended March 31, 2007, upon the effective settlement of a tax examination. The remaining $5.1 million of unrecognized tax benefits are recorded on our condensed consolidated balance sheet within “Other liabilities,” all of which, if recognized, would affect our effective tax rate. Management does not believe that it is reasonably possible that our unrecognized tax benefits will significantly change within the next 12 months.
FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of January 1, 2007, accrued interest related to our unrecognized tax benefits totaled approximately $51,000, which is recorded in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities for years before 2000. With few exceptions, we are subject to U.S. Federal, state, and local income tax examinations for years 2003-2005. However, tax authorities have the ability to review years prior to these to the extent that we utilized tax attributes carried forward from those prior years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
8. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options and restricted stock. The dilutive effect of such instruments is calculated using the treasury-stock method.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted-average number of shares outstanding, basic	35,279	34,198
Common stock equivalents	674	979

Weighted-average number of shares outstanding, diluted	35,953	35,177

We have excluded from the calculation of diluted earnings per share approximately 3.9 million and 3.8 million anti-dilutive options for the three-month periods ended March 31, 2007 and 2006, respectively.
9. Other Comprehensive Income
The difference between our net income and our comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$3,189	$2,309
Changes in foreign currency translation	681	1,212

Comprehensive income	$3,870	$3,521

10. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica) sued us alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction. The parties agreed to a stipulated order of judgment and the court dismissed the case on April 16, 2007. In the stipulated judgment, Howmedica admits it cannot prove infringement under the court's Markman ruling on claim construction. The parties are expected to appeal the judgment. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of March 31, 2007. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of March 31, 2007.
We are involved in a dispute with a former consultant who is demanding payment of royalties on the sales of certain knee products as well as punitive damages. We contend that the plaintiff breached his agreement, and therefore we owe no royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
granted partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract; however, the claim for punitive damages was dismissed. A damages hearing was held in March 2007, and damages were set at $2.5 million plus interest of approximately $140,000. Both parties have the right to appeal this ruling and we have appealed the portion of the judgment issued in favor of the plaintiff. We believe that we will prevail upon appeal and an ultimate unfavorable resolution to this matter is not probable; therefore, we have not accrued any amounts related to this matter as of March 31, 2007.
We are involved in a dispute with a former consultant who is demanding approximately $3.6 million for consulting payments under a contract that we terminated in 2005. This dispute will be heard in binding arbitration, which is anticipated to be scheduled during the second quarter of 2007. We believe that we have meritorious defenses in this dispute and do not believe that an unfavorable ruling is probable. Therefore, we have not accrued any amounts related to this matter as of March 31, 2007.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our results of operations or financial position.
11. Subsequent Events
In April 2007, we announced the completion of the acquisitions of the foot and ankle reconstruction assets of Darco International, Inc. for approximately $17 million and the external fixation assets of R&R Medical, Inc. for approximately $8 million plus potential additional cash payments based upon future financial performance of the acquired assets. Both of these acquisitions add key products to our extremities business.
While the purchase price allocations have not been finalized for either of these acquisitions, we anticipate that we will record less than $1 million of incremental annual amortization expense over each of the next five years for the intangible assets recorded for these acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three months ended March 31, 2007. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006, which includes additional information about our critical accounting policies and practices and risk factors.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip, and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, to repair damaged or diseased soft tissue, and to provide other biological solutions for surgeons and their patients. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.
Principal Products. We primarily sell reconstructive joint devices and biologics products. Our reconstructive joint device sales are derived from three primary product lines: knees, hips, and extremities. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell various orthopaedic products not considered to be part of our knee, hip, extremity, or biologics product lines.
Significant Quarterly Business Developments. Net sales increased 9% in the first quarter of 2007 to $94.3 million, as compared to net sales of $86.3 million in the first quarter of 2006. Our net income increased to $3.2 million in the first quarter of 2007 from $2.3 million in the first quarter of 2006, primarily due to higher levels of sales and lower levels of interest expense and income tax expense. Within operating income, increases in non-cash stock-based compensation were offset by lower levels of cash incentive compensation earned in the current period.
Our first quarter domestic sales increased 5% in 2007, primarily as a result of growth within our biologics and extremity product lines, which increased 11% and 9%, respectively, as compared to prior year. Our domestic biologics growth is attributable to the continued success of our GRAFTJACKET® soft tissue repair line. Our domestic extremity business benefited from growth of our CHARLOTTE™ Foot and Ankle System, as well as increased sales of our MICRONAIL™ intramedullary wrist fracture repair system.
Our international sales increased 16% to $38.2 million in the first quarter of 2007, compared to $32.8 million in the first quarter of 2006. This increase was driven by growth in Japan, as well as in our European operations (which include the Middle East and Africa), despite continued declines in France. In addition, international sales in the first quarter of 2007 included a favorable currency impact of approximately $1.5 million.
In April 2007, we announced the acquisition of the foot and ankle reconstruction assets of Darco International, Inc. (Darco) and the external fixation assets of R&R Medical, Inc. (R&R Medical). Both of these acquisitions add key products to our extremities business.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the areas of reconstructive joint devices and biologic bone repair products. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Results of Operations
Comparison of three months ended March 31, 2007 to three months ended March 31, 2006
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Net sales	$94,287	100.0%	$86,256	100.0%
Cost of sales[1]	26,965	28.6%	23,393	27.1%

Gross profit	67,322	71.4%	62,863	72.9%
Operating expenses:
Selling, general and administrative[1]	53,926	57.2%	49,486	57.4%
Research and development[1]	8,102	8.6%	7,343	8.5%
Amortization of intangible assets	855	0.9%	1,146	1.3%

Total operating expenses	62,883	66.7%	57,975	67.2%

Operating income	4,439	4.7%	4,888	5.7%
Interest income, net	(604)	(0.6%)	(250)	(0.3%)
Other expense, net	4	0.0%	124	0.1%

Income before income taxes	5,039	5.3%	5,014	5.8%
Provision for income taxes	1,850	2.0%	2,705	3.1%

Net income	$3,189	3.4%	$2,309	2.7%

[1]	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$491	0.5%	$66	0.1%
Selling, general and administrative	2,960	3.1%	2,733	3.2%
Research and development	1,281	1.4%	577	0.7%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	March 31,
	2007	2006	% change
Hip products	$34,406	$30,380	13.3%
Knee products	25,532	25,273	1.0%
Biologics products	18,222	15,636	16.5%
Extremity products	13,002	11,420	13.9%
Other	3,125	3,547	(11.9%)

Total net sales	$94,287	86,256	9.3%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2007 and 2006:
Product Line Sales as a Percentage of Total Net Sales

2007	2006
Net Sales. Our overall net sales growth of 9% in the first quarter of 2007 was attributable to our continued success in our hip product line, which increased 13% over prior year, as well as expansion in our biologics and extremity product lines, which increased 17% and 14%, respectively, over prior year. Geographically, our domestic net sales totaled $56.1 million in the first quarter of 2007 and $53.5 million in the first quarter of 2006, representing 60% and 62% of total net sales, respectively, and growth of 5%. Our international net sales totaled $38.2 million in the first quarter of 2007, compared to $32.8 million in the first quarter of 2006. International sales in 2007 include a favorable currency impact of $1.5 million, principally resulting from the performance of the euro against the U.S. dollar in the first quarter of 2007 as compared to the same period of 2006. Our international net sales continue to be favorably impacted by our performance in Japan and in the majority of our European regions in the first quarter of 2007. This international growth was partially offset by continued declines in France.
Our hip product net sales totaled $34.4 million during the first quarter of 2007, representing an increase of 13% over prior year. While our domestic hip sales increased 2% over prior year, the majority of the worldwide growth was driven by our international business, which increased by 27% over prior year. Growth in our international markets was primarily due to our market expansion efforts in our European operations, as well as the continued growth in Japan of our PROFEMUR® line of primary stems and our ANCA-FIT™ Hip System.
Our knee product net sales totaled $25.5 million in the first quarter of 2007, representing growth of 1% over prior year. Domestic knee growth of 2% over prior year was partially offset by a 1% decline in international knee sales, resulting primarily from the continued impact of declines in France. We anticipate that our knee product line growth rates will accelerate in the latter half of 2007, as we expect to return to growth in France and as we anticipate the success of our recent and upcoming product launches in the U.S.
Net sales of our biologics products totaled $18.2 million in the first quarter of 2007, representing year-over-year growth of 17%. In the U.S., biologics sales increased 11% due to the continued acceleration of our GRAFTJACKET® tissue repair and containment membranes, as well as the stabilization of sales in our bone repair business. In our international markets, biologics sales increased 38%, which was primarily due to the continued success of our market expansion initiatives in our European operations.
Our extremity product net sales increased to $13.0 million in the first quarter of 2007, representing growth of 14% over the first quarter of 2006. This year-over-year growth was driven by performance in both our international and domestic markets, where we achieved 35% and 9% growth, respectively. These successes were led by increased unit sales of our CHARLOTTE™ Foot and Ankle System and our MICRONAIL™ intramedullary wrist fracture repair system.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 27.1% in the first quarter of 2006 to 28.6% in the first quarter of 2007. This increase is primarily attributable to higher levels of non-cash stock-based compensation, as well as shifts in our geographic sales mix to higher levels of international sales, especially to our stocking distributors. Lower levels of manufacturing variances partially offset these increases.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 57.2% in the first quarter 2007, a 0.2 percentage point decrease from 57.4% in the first quarter of 2006. Our selling, general, and administrative expenses include $3.0 million (3.1% of net sales) and $2.7 million (3.2% of net sales) of non-cash stock-based compensation recognized in the first quarter of 2007 and 2006, respectively. Increased investments in sales and marketing initiatives and increased depreciation expense were offset by lower levels of cash incentive compensation earned in the current period.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, and as we integrate the Darco and R&R Medical acquisitions into our business.
Research and Development. Our investment in research and development activities represented approximately 8.6% of net sales in the first quarter of 2007, as compared to 8.5% of net sales in the first quarter of 2006. Our research and development expenses include approximately $1.3 million (1.4% of net sales) and $577,000 (0.7% of net sales) of non-cash stock-based compensation expense in the first quarter of 2007 and 2006, respectively. Increased spending in product development, clinical studies, and regulatory affairs was offset by lower levels of cash incentive compensation being earned in the current period.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the first quarter of 2007 decreased to $855,000 from $1.1 million in the first quarter of 2006. Based on the intangible assets held at March 31, 2007, we expect to recognize amortization expense of approximately $3.4 million for the full year of 2007, $3.0 million in 2008, $2.7 million in 2009, $360,000 in 2010, and $130,000 in 2011. These amounts do not include incremental amortization expense that will be recorded as a result of our recently announced acquisitions (See Note 11 to our condensed consolidated financial statements).
Interest Income, Net. Interest income, net, consists of interest expense of $191,000 and $355,000 during the first quarter of 2007 and 2006, respectively, primarily from borrowings under our capital lease agreements, certain of our factoring agreements, and in 2006, our senior credit facility, offset by interest income of $795,000 and $605,000 during the first quarter of 2007 and 2006, respectively, generated by our invested cash balances and investments in marketable securities.
Provision for Income Taxes. We recorded tax provisions of $1.9 million and $2.7 million in the first quarter of 2007 and 2006, respectively. During the first quarter of 2007, our effective tax rate was approximately 36.7%, as compared to 54.0% in the first quarter of 2006. This decrease is attributable to the inclusion of the U.S. Federal Research and Development tax credit in our 2007 provision and higher levels of tax exempt interest income in 2007, as well as the recognition of a benefit upon the effective settlement of a tax examination in the first quarter of 2007.
We expect our effective tax rate to range from approximately 43% to 45% during 2007. This estimated effective tax rate is higher than our 2006 effective tax rate as a result of the $1.1 million benefit that was realized upon the favorable resolution of certain foreign tax matters in the fourth quarter of 2006.
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
Financial Condition
Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings.
As of January 1, 2007, our liability for unrecognized tax benefits totaled approximately $5.5 million, of which approximately $400,000 was recognized as an income tax benefit during the three months ended March 31, 2007, upon the effective settlement of a tax examination. The remaining $5.1 million of unrecognized tax benefits are recorded on our condensed consolidated balance sheet within “Other liabilities.”
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$60,063	$57,939
Short-term marketable securities	30,625	30,325
Working capital	225,303	220,306
Line of credit availability	100,000	100,000
At March 31, 2007, we had invested $30.6 million of our excess cash balance in short-term marketable debt securities in order to increase our rate of return. Specifically, our investments in marketable securities at March 31, 2007, are available for redemption through an auction process every 21 or 49 days from initial purchase and are considered trading securities. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these investments will have an impact on our overall liquidity position.
Operating Activities. Cash provided by operating activities was $7.7 million for the first quarter of 2007, as compared to $14.6 million for the first quarter of 2006. The decrease in operating cash flow is attributable to higher levels of sales in international markets that typically have longer collection terms and increases in inventories in preparation for upcoming product launches, as well as the $2.5 million U.S. Federal income tax refund received in the first quarter of 2006, all of which were partially offset by improved profitability.
Investing Activities. Our capital expenditures totaled approximately $6.7 million and $6.5 million in the first quarter of 2007 and 2006, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $35 million in total for 2007 for routine capital expenditures, as well as approximately $8 million for the planned expansion of facilities in Arlington, TN.
Financing Activities. During the first quarter of 2007, we made $313,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The payments made and proceeds received under these agreements during the first quarter of 2007 and 2006 totaled $1.4 million and $2.7 million, respectively. These proceeds were offset by payments for factored receivables collected of $2.0 million and $2.4 million in the first quarter of 2007 and 2006, respectively. We recorded obligations of $3.3 million and $4.0 million for the amount of receivables factored under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006, respectively.
On March 31, 2007, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 8.25%.
Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of $60.1 million, our marketable securities balance of $30.6 million, our existing available credit line of $100 million and our expected cash flow from our 2007 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2007 of $43 million, and meet our contractual cash obligations in 2007, which include the $25 million paid in April 2007 related to the Darco and R&R Medical acquisitions.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no modifications to the policies related to our critical accounting estimates since December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 32% and 30% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2007, and for the year ended December 31, 2006, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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
As discussed in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen, British pounds and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Change in Internal Control Over Financial Reporting
During the three months ended March 31, 2007, we implemented controls that were designed to remediate the material weakness in internal control over financial reporting that we reported in our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of this change in internal control over financial reporting. Based on this evaluation, we believe that we have remediated the material weakness.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS.
The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006:
Recent acquisitions and efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results.
In April 2007, we announced the completion of the acquisition of the foot and ankle reconstruction assets of Darco International, Inc. and the external fixation assets of R&R Medical, Inc. We may pursue acquisitions of other companies or product lines. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. With respect to the acquisitions completed or other future acquisitions, we may also experience:
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
In addition, any future acquisitions could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets.
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

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (3)
4.1	Form of Common Stock certificate. (1)
10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.(4)
10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan). (5)
10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)
10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)
10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (6)
10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (6)
10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (7)
10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)
10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (8) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (9)
10.10	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays,(10) as amended by Employment Agreement Amendment dated as of March 31, 2007.(11)
10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (10)
10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell,(10) as amended by Employment Agreement Amendment dated as of March 31, 2007.(11)
10.13	Employment Agreement dated as of April 1, 2007, between Wright Medical Technology, Inc. and John R. Treace.(11)
10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jason P. Hood,(12) as amended by Employment Agreement Amendment dated as of March 31, 2007.(11)
10.15	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (13)
10.16	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (14)
10.17	Severance and Release Agreement dated as of March 31, 2007, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (11)

Exhibit
No.	Description
11	Computation of earnings per share (included in Note 8 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on March 31, 2004.

(4)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 13, 2005.

(6)	Incorporated by reference to our current report on Form 8-K filed on April 27, 2005.

(7)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2005.

(10)	Incorporated by reference to our current report on Form 8-K filed on November 22, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on April 5, 2007.

(12)	Incorporated by reference to our quarterly report on Form 10-Q filed on May 2, 2006.

(13)	Incorporated by reference to our current report on Form 8-K filed on March 22, 2006.

(14)	Incorporated by reference to our current report on Form 8-K filed on October 6, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2007

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)