Form 10-Q
period 2007-06-30
WRIGHT MEDICAL GROUP INC
filed 2007-08-07
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 27, 2007, there were 35,906,317 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report. Actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere in this and other quarterly reports), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. Readers should not place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$39,563	$57,939
Marketable securities	17,370	30,325
Accounts receivable, net	86,931	72,476
Inventories	100,832	86,157
Prepaid expenses	6,880	6,646
Deferred income taxes	19,419	21,871
Other current assets	8,491	4,308

Total current assets	279,486	279,722

Property, plant and equipment, net	91,398	86,265
Goodwill	26,315	8,486
Intangible assets, net	11,199	9,309
Deferred income taxes	32,107	22,732
Other assets	3,319	2,888

	$443,824	$409,402

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$20,955	$17,049
Accrued expenses and other current liabilities	50,298	41,366
Current portion of long-term obligations	722	1,001

Total current liabilities	71,975	59,416

Long-term obligations	556	723
Deferred income taxes	22	6
Other liabilities	6,027	13,433

Total liabilities	78,580	73,578

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 35,860,010 shares at June 30, 2007 and 35,143,800 shares at December 31, 2006	358	351
Additional paid-in capital	319,934	300,648
Accumulated other comprehensive income	19,661	17,878
Retained earnings	25,291	16,947

Total stockholders’ equity	365,244	335,824

	$443,824	$409,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$98,008	$87,492	$192,295	$173,748
Cost of sales [1]	28,770	26,335	55,735	49,728

Gross profit	69,238	61,157	136,560	124,020

Operating expenses:
Selling, general and administrative [1]	56,307	48,416	110,233	97,902
Research and development [1]	6,853	6,476	14,955	13,819
Amortization of intangible assets	970	1,121	1,825	2,267
Restructuring charges (Note 11)	7,539	—	7,539	—

Total operating expenses	71,669	56,013	134,552	113,988

Operating (loss) income	(2,431)	5,144	2,008	10,032
Interest income, net	(399)	(368)	(1,003)	(618)
Other expense (income), net	51	(57)	55	67

(Loss) income before income taxes	(2,083)	5,569	2,956	10,583
Provision for income taxes	7	2,819	1,857	5,524

Net (loss) income	$(2,090)	$2,750	$1,099	$5,059

Net (loss) income per share (Note 9):
Basic	$(0.06)	$0.08	$0.03	$0.15

Diluted	$(0.06)	$0.08	$0.03	$0.14

Weighted-average number of shares outstanding-basic	35,654	34,248	35,468	34,223

Weighted-average number of shares outstanding-diluted	35,654	35,300	36,137	35,261

[1]	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of sales	$542	$163	$1,033	$229
Selling, general and administrative	2,934	2,429	5,894	5,162
Research and development	336	494	1,617	1,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$1,099	$5,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,476	9,314
Stock-based compensation expense	8,544	6,462
Amortization of intangible assets	1,825	2,267
Deferred income taxes	(5,657)	(4,441)
Excess tax benefit from stock-based compensation arrangements	(1,820)	(202)
Non-cash restructuring charges	2,765	—
Other	583	160
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,167)	(5,676)
Inventories	(10,429)	(278)
Marketable securities	12,955	(1,485)
Prepaid expenses and other current assets	(6,280)	4,177
Accounts payable	3,640	(218)
Accrued expenses and other liabilities	12,608	4,685

Net cash provided by operating activities	16,142	19,824

Investing activities:
Capital expenditures	(16,697)	(14,938)
Acquisitions of businesses (Note 2)	(25,209)	—
Purchases of intangible assets	(341)	—
Other	—	500

Net cash used in investing activities	(42,247)	(14,438)

Financing activities:
Issuance of common stock	8,020	1,122
Payments of bank and other financing	(607)	(5,009)
Financing under factoring agreements, net	(1,571)	78
Excess tax benefit from stock-based compensation arrangements	1,820	202

Net cash provided by (used in) financing activities	7,662	(3,607)

Effect of exchange rates on cash and cash equivalents	67	295

Net (decrease) increase in cash and cash equivalents	$(18,376)	$2,074

Cash and cash equivalents, beginning of period	$57,939	$51,277

Cash and cash equivalents, end of period	$39,563	$53,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC).
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
Impact of Recently Issued Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (EITF 06-3). EITF 06-3 states that the classification of any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer as gross or net is an accounting policy decision that is dependent on the type of tax and that similar taxes are to be presented in a similar manner. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We continue to present such taxes on a net basis in our consolidated statement of operations, and, therefore, the adoption of EITF 06-3 had no effect on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
2. Acquisitions
DARCO International, Inc. On April 5, 2007, we completed the acquisition of substantially all the assets of Darco International, Inc.’s (Darco) reconstructive foot surgery line of business for a cash payment of $17.1 million. Darco’s reconstructive product line consists of a broad offering of procedure-specific plating systems designed with leading foot surgeons, including the MRS (Modular Rearfoot), MFS (Modular Forefoot) and FRS (Forefoot Reconstructive) Systems. These three systems offer a combined ten different plating options and specialized screw fixation systems for use in advanced reconstructive foot procedures.
The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired is recorded as goodwill. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired, which includes transaction costs (in thousands):

Inventories	$2,597
Property, plant and equipment	988
Intangible assets	2,170
Goodwill	11,432

Total assets acquired	$17,187

Of the $2.2 million of acquired intangible assets, $1.1 million was assigned to customer relationships (ten year useful life), $540,000 was assigned to trademarks (five year useful life), $250,000 was assigned to distribution channels (ten year useful life), and $290,000 to other assets (five year useful life).
R&R Medical, Inc. On April 16, 2007, we acquired certain assets of R&R Medical, Inc. (R&R), a Pennsylvania-based company focused on providing external fixation devices to the foot and ankle and trauma markets. The purchase consists of an initial cash payment of $8.0 million and potential additional cash payments based upon future financial performance of the acquired assets. Assets acquired include the R&R external fixation product line, which consists of an array of foot- and ankle-focused external fixation devices, including the Circular Freedom™ Frame, the Hollawell Tomahawk™ Mini-Fixator, the Patriot™ Mini-Fixator and the Stealth™ Fusion System. These products address those external fixation procedures most commonly performed by foot and ankle surgeons and surgical podiatrists. The R&R product line is highly complementary to our rapidly expanding line of reconstructive and biologic products for foot surgery.
The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired is recorded as goodwill. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired, which includes transaction costs (in thousands):

Accounts receivable	$150
Inventories	609
Intangible assets	1,060
Goodwill	6,203

Total assets acquired	$8,022

Of the $1.1 million of acquired intangible assets, $400,000 was assigned to customer relationships (ten year useful life), $120,000 was assigned to registered trademarks (two year useful life), and $540,000 was assigned to other assets (ten year useful life).
Our consolidated results of operations would not have been significantly different than reported results had the Darco and R&R acquisitions occurred at the beginning of 2007 or 2006, respectively.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
3. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$6,494	$4,204
Work-in-process	16,772	12,078
Finished goods	77,566	69,875

	$100,832	$86,157

4. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Property, plant and equipment, at cost	$193,545	$176,099
Less: Accumulated depreciation	(102,147)	(89,834)

	$91,398	$86,265

5. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Capital lease obligations	1,278	1,724
Less: current portion	(722)	(1,001)

	$556	$723

At June 30, 2007, our availability under a revolving credit facility totaled $97.1 million, after considering outstanding letters of credit. This credit facility can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. Borrowings under the credit facility will bear interest at the sum of an annual base rate plus an applicable annual rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 8.25%.
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2007 are as follows (in thousands):

Goodwill at December 31, 2006	$8,486
Goodwill from acquisitions (see Note 2)	17,635
Foreign currency translation	194

Goodwill at June 30, 2007	$26,315

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$20,999	$15,589	$20,241	$14,185
Completed technology	5,253	3,425	5,233	3,076
Licenses	2,645	2,270	2,741	2,314
Customer relationships	1,490	35	—	—
Trademarks	1,306	375	657	307
Other	2,175	975	4,218	3,899

	33,868	$22,669	33,090	$23,781

Less: Accumulated amortization	(22,669)		(23,781)

Intangible assets, net	$11,199		$9,309

Based on the intangible assets held at June 30, 2007, we expect to recognize amortization expense of approximately $3.8 million for the full year of 2007, $3.5 million in 2008, $3.1 million in 2009, $800,000 in 2010, and $550,000 in 2011.
7. Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the recognition of the fair value of stock-based payment awards. Our stock-based compensation plans are described more fully in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
For the three-month periods ended June 30, 2007 and 2006, we recognized $3.8 million ($3.0 million net of taxes) and $3.1 million ($2.5 million net of taxes), respectively, in non-cash stock-based compensation expense, which reduced basic and diluted earnings per share by $0.08 and $0.07 for the same periods. For the six-month periods ended June 30, 2007 and 2006, we recognized $8.5 million ($6.5 million net of taxes) and $6.5 million ($5.2 million net of taxes), respectively, in non-cash stock-based compensation expense, which reduced basic and diluted earnings per share by $0.18 and $0.15 for the same periods. Further, $921,000 and $482,000 of non-cash stock-based compensation was capitalized as part of the cost of inventory and as an intangible asset, respectively as of June 30, 2007.
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
In the six-month period ended June 30, 2007, we granted approximately 140,000 stock options and 372,000 non-vested shares of common stock at weighted-average fair values of $10.99 and $23.81, respectively, all of which will be recognized on a straight line basis over four years, the requisite service period. As of June 30, 2007, we had 5.0 million stock options outstanding, of which 2.9 million were exercisable, and 395,000 non-vested shares of common stock outstanding.
We had $30 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of June 30, 2007. That cost is expected to be recognized over a weighted-average period of 2.6 years.
8. Income Taxes and Change in Accounting Principle
Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings.
As of January 1, 2007, our liability for unrecognized tax benefits totaled $5.5 million, of which approximately $400,000 was recognized as an income tax benefit during the three months ended March 31, 2007, upon the effective settlement of a tax examination. As of June 30, 2007, our liability for unrecognized tax benefits totaled $5.3 million and is recorded in our condensed consolidated balance sheet within “Other liabilities,” all of which, if recognized, would affect our effective tax rate. Management does not believe that it is reasonably possible that our unrecognized tax benefits will significantly change within the next 12 months.
FIN 48 further requires that interest required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of January 1, 2007, accrued interest related to our unrecognized tax benefits totaled $51,000, which is recorded in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions, with the most significant foreign jurisdiction being France. We are no longer subject to foreign income tax examinations by tax authorities for years before 2000. With few exceptions, we are subject to U.S. Federal, state, and local income tax examinations for years 2003-2005. However, tax authorities have the ability to review years prior to these to the extent that we utilized tax attributes carried forward from those prior years.
9. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options and non-vested shares of common stock. The dilutive effect of such instruments is calculated using the treasury-stock method.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average number of shares outstanding, basic	35,654	34,248	35,468	34,223
Common stock equivalents	—	1,052	669	1,038

Weighted-average number of shares outstanding, diluted	35,654	35,300	36,137	35,261

We have excluded from the calculation of diluted earnings per share approximately 3.4 million and 4.4 million anti-dilutive options for the three months ended June 30, 2007 and 2006, respectively, and 3.8 million and 4.6 million anti-dilutive options for the six months ended June 30, 2007 and 2006, respectively. In addition, 710,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2007, because their effect is anti-dilutive as a result of our net loss for the period.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
10. Other Comprehensive Income
The difference between our net (loss) income and our comprehensive (loss) income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net (loss) income to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(2,090)	$2,750	$1,099	$5,059
Changes in foreign currency translation	1,102	3,601	1,783	4,813

Comprehensive (loss) income	$(988)	$6,351	$2,882	$9,872

11. Restructuring
On June 14, 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure will affect approximately 130 Toulon-based employees. We expect the facility closure to be completed by the end of 2007, with all of Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and the majority of its distribution activities being transferred to our European headquarters in Amsterdam, The Netherlands.
Management estimates that the total pre-tax restructuring charges will total approximately $20 million to $25 million. These charges include both cash and non-cash charges such as asset impairment charges, severance and benefits costs, external legal and professional fees, and other costs. Meetings with local staff representatives must be completed before the total amount of the restructuring charges, timing and ongoing benefits of the targeted changes can be definitively known. This process may span several months.
During the three months ended June 30, 2007, we recorded $7.5 million ($5.0 million net of taxes) of restructuring charges. These charges included a $2.8 million impairment of property, plant and equipment, a $4.0 million liability for legally-required severance obligations, and $0.7 million for other related costs, including external legal and consulting fees. As a result of the plans to close the facilities, we performed an evaluation of the undiscounted future cash flows of the related asset group and recorded the impairment charge for the difference between the net book value of the assets and their estimated fair values. The estimated fair value of these assets was determined based upon a third-party appraisal for real estate and management’s estimated salvage value for machinery and equipment.
12. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica) sued us alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding that our products do not literally infringe the claims of Howmedica’s patent. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of June 30, 2007. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of June 30, 2007.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
however, the claim for punitive damages was dismissed. A damages hearing was held in March 2007, and damages were set at $2.5 million plus interest of approximately $140,000. Both parties have the right to appeal this ruling, and we have appealed the portion of the judgment issued in favor of the plaintiff. We believe that we will prevail upon appeal and that an ultimate unfavorable resolution to this matter is not probable; therefore, we have not accrued any amounts related to this matter as of June 30, 2007.
We are involved in a dispute with a former consultant who is demanding approximately $3.6 million for consulting payments under a contract that we terminated in 2005. This dispute will be heard in binding arbitration, which is anticipated to occur during the third quarter of 2007. We believe that we have meritorious defenses in this dispute and do not believe that an unfavorable ruling is probable. Therefore, we have not accrued any amounts related to this matter as of June 30, 2007.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and six month periods ended June 30, 2007. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales increased 12% in the second quarter of 2007 to $98.0 million, as compared to net sales of $87.5 million in the second quarter of 2006. During the second quarter of 2007, we recorded a net loss of $2.1 million compared to net income of $2.8 million in the second quarter of 2006. The decrease in earnings is primarily a result of the recognition of $7.5 million ($5.0 million net of taxes) of restructuring charges related to the planned closure of our Toulon, France operations.
In June 2007, we announced our plans to close our facilities in Toulon, France. We have entered into negotiations regarding the closure of the facilities with the local staff representatives and expect the closure to be completed by the end of 2007. We have estimated that total pre-tax restructuring charges will be approximately $20 million to $25 million. During the second quarter, we recognized $7.5 million of those charges, primarily for the impairment of long-lived assets and legally required severance obligations. See Note 11 to our condensed consolidated financial statements for further discussion of our restructuring charges.
In April 2007, we announced the acquisition of the foot and ankle reconstruction assets of Darco International, Inc. (Darco) and the external fixation assets of R&R Medical, Inc. (R&R). Both of the acquisitions add key products to our extremities business. See Note 2 to our condensed consolidated financial statements for further discussion of our acquisitions.
Our second quarter domestic sales increased 8% in 2007, primarily as a result of continued growth within our extremity product line, which increased 25% as compared to prior year. Our domestic extremity growth was primarily the result of the continued success of our CHARLOTTE™ Foot and Ankle System, as well as the introduction of the Darco and R&R products. Further contributing to our domestic sales growth, we experienced 14% growth in our biologics product line and 3% growth in our knee product line during the second quarter.
Our international sales grew 18% to $39.4 million in the second quarter of 2007, compared to $33.4 million in the second quarter of 2006. This increase was partially attributable to sales of $1.6 million associated with our Darco acquisition. The continued growth in our Asian markets and the majority of our European operations also contributed to the increase. Additionally, international sales in the second quarter of 2007 included a favorable currency impact of $817,000.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the area of reconstructive joint devices and biologic bone repair products. We devote significant resources to assessing and analyzing competitive, regulatory, and economic risks and opportunities. A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Results of Operations
Comparison of three months ended June 30, 2007 to three months ended June 30, 2006
The following table sets forth, for the periods indicated, our results of operations expressed in dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Net sales	$98,008	100.0%	$87,492	100.0%
Cost of sales[1]	28,770	29.4%	26,335	30.1%

Gross profit	69,238	70.6%	61,157	69.9%
Operating expenses:
Selling, general and administrative[1]	56,307	57.5%	48,416	55.3%
Research and development[1]	6,853	7.0%	6,476	7.4%
Amortization of intangible assets	970	1.0%	1,121	1.3%
Restructuring charges	7,539	7.7%	—	—

Total operating expenses	71,669	73.1%	56,013	64.0%

Operating (loss) income	(2,431)	(2.5%)	5,144	5.9%
Interest income, net	(399)	(0.4%)	(368)	(0.4%)
Other expense (income), net	51	0.1%	(57)	(0.1%)

(Loss) income before income taxes	(2,083)	(2.1%)	5,569	6.4%

Provision for income taxes	7	—	2,819	3.2%

Net (loss) income	$(2,090)	(2.1%)	$2,750	3.1%

[1]	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended June 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$542	0.6%	$163	0.2%
Selling, general and administrative	2,934	3.0%	2,429	2.8%
Research and development	336	0.3%	494	0.6%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended June 30,
	2007	2006	% change
Hip products	$34,568	$32,563	6.2%
Knee products	25,752	24,121	6.8%
Biologics products	19,890	16,459	20.8%
Extremity products	14,671	11,039	32.9%
Other	3,127	3,310	(5.5%)

Total net sales	$98,008	$87,492	12.0%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2007 and 2006:
Product Line Sales as a Percentage of Total Net Sales

2007	2006

Net Sales. Our overall net sales growth of 12% in the second quarter of 2007 was attributable to growth in each of our principal product lines, particularly within our extremity and biologics businesses. Geographically, our domestic net sales totaled $58.6 million in the second quarter of 2007 and $54.1 million in the second quarter of 2006, representing 59.8% and 61.9% of total net sales, respectively, and growth of 8%. Our international net sales totaled $39.4 million in the second quarter of 2007 compared to $33.4 million in the second quarter of 2006. International sales during the second quarter of 2007 include a favorable currency impact of $817,000, principally resulting from the performance of the euro against the U.S. dollar as compared to the same period of 2006. Our international net sales continue to be favorably impacted by our performance in Asia and most European markets, offset by continued declines in France.
Our hip product net sales totaled $34.6 million during the second quarter of 2007, representing an increase of 6% over prior year, primarily driven by growth in our Asian markets. This growth was attributable to our PROFEMUR® line of primary stems featuring our innovative neck modularity. Domestically, total hip sales remained relatively flat compared to the same period a year ago, as modest increases in surgical procedures were offset by slight declines in the average selling prices.
Our knee product net sales totaled $25.8 million in the second quarter of 2007, which was 7% higher than the second quarter of 2006. We experienced growth within our domestic markets of 3% over prior year, attributable to higher average selling prices. Internationally, we experienced 12% growth over prior year, driven by increased sales in Asia and the majority of our European operations.
Net sales of our biologics products totaled $19.9 million in the second quarter of 2007, which represents a 21% increase over prior year. In the U.S., biologics sales grew 14% over prior year, due to increased sales of our GRAFTJACKET® tissue repair and containment membranes as well as growth within our bone repair business. In our international markets, biologics sales increased 46% over prior year, which was primarily due to the continued success of our European market expansion initiatives.
Our extremity product net sales increased to $14.7 million in the second quarter of 2007, representing growth of 33% over the second quarter of 2006. The recent acquisitions of Darco and R&R contributed to both domestic and international growth. In addition, during the quarter we experienced continued success of our CHARLOTTE™ Foot and Ankle System.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 30.1% in the second quarter of 2006 to 29.4% in the second quarter of 2007. This decrease is attributable to favorable manufacturing variances and lower levels of excess and obsolete inventory provisions, which were partially offset by unfavorable shifts in our geographic sales mix and higher levels of non-cash stock-based compensation expense.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 57.5% in the second quarter 2007, a 2.2 percentage point increase from 55.3% in the second quarter of 2006. Our selling, general and administrative expenses include $2.9 million (3.0% of net sales) and $2.4 million (2.8% of net sales) of non-cash stock-based compensation expense recognized in the second quarter of 2007 and 2006, respectively. The remaining increase is primarily attributable to increased investments in sales and marketing initiatives, increased depreciation, and increased provisions for uncollectible accounts receivable.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, and as we continue to integrate the Darco and R&R acquisitions into our business.
Research and Development. Our investment in research and development activities represented approximately 7.0% of net sales in the second quarter of 2007, as compared to 7.4% of net sales in the second quarter of 2006. Our research and development expenses include $336,000 (0.3% of net sales) and $494,000 (0.6% of net sales) of non-cash stock-based compensation expense recognized in the second quarter of 2007 and 2006, respectively. Our remaining investment in research and development was relatively static as a percentage of net sales as compared to prior year, as our investment increased in absolute dollars for higher levels of spending in product development, while our business expanded at the same rate.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets decreased from $1.1 million in the second quarter of 2006 to $1.0 million in the second quarter of 2007. Based on the intangible assets held at June 30, 2007, we expect to recognize amortization expense of approximately $3.8 million for the full year of 2007, $3.5 million in 2008, $3.1 million in 2009, $800,000 in 2010, and $550,000 in 2011.
Restructuring Charges. As a result of our plans to close our facilities in Toulon, France, we have estimated that we will record total pre-tax restructuring charges of approximately $20 million to $25 million. During the second quarter of 2007, we recognized $7.5 million of restructuring charges, primarily for the impairment of long-lived assets and legally required severance obligations. We believe that the remaining $12 million to $17 million of restructuring charges will likely be recorded in the second half of 2007; however the quarterly timing of those remaining charges cannot yet be determined.
Interest Income, Net. Interest income, net, consists of interest expense of $182,000 and $389,000 during the second quarter of 2007 and 2006, respectively, primarily from borrowings under our capital lease agreements, certain of our factoring agreements, and in 2006, our senior credit facility, offset by interest income of $581,000 and $757,000 during the second quarter of 2007 and 2006, respectively, generated by our invested cash balances and investments in marketable securities.

Provision for Income Taxes. We recorded a tax provision of $7,000 and $2.8 million in the second quarter of 2007 and 2006, respectively. During the second quarter of 2006, our effective tax rate was 51%. The effective tax rate in the second quarter of 2007 included a 47 percentage point impact due to the discrete tax effect of the restructuring charges. The effective tax rate includes 10 and 11 percentage points for the second quarter of 2007 and 2006, respectively, for non-cash stock-based compensation expense, as a significant portion of the expenses recognized may not be deductible under U.S. and foreign tax regulations and therefore do not benefit our current period tax provision.
We expect our effective tax rate for the full year 2007 to be in the range of 47% to 50%, before the impact of any additional restructuring charges. This estimated effective tax rate is higher than our 2006 effective tax rate as a result of the $1.1 million benefit that was realized upon the favorable resolution of certain foreign tax matters in the fourth quarter of 2006, as well as the impact of the restructuring charges recorded in the second quarter of 2007.
Comparison of six months ended June 30, 2007 to six months ended June 30, 2006
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

		Six Months Ended June 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Net sales	$192,295	100.0%	$173,748	100.0%
Cost of sales[1]	55,735	29.0%	49,728	28.6%

Gross profit	136,560	71.0%	124,020	71.4%
Operating expenses:
Selling, general and administrative[1]	110,233	57.3%	97,902	56.3%
Research and development[1]	14,955	7.8%	13,819	8.0%
Amortization of intangible assets	1,825	0.9%	2,267	1.3%
Restructuring charges	7,539	3.9%	—	—

Total operating expenses	134,552	70.0%	113,988	65.6%

Operating income	2,008	1.0%	10,032	5.8%
Interest income, net	(1,003)	(0.5%)	(618)	(0.4%)
Other expense, net	55	—	67	—

Income before income taxes	2,956	1.5%	10,583	6.1%
Provision for income taxes	1,857	1.0%	5,524	3.2%

Net income	$1,099	0.6%	$5,059	2.9%

1	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

		Six Months Ended June 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$1,033	0.5%	$229	0.1%
Selling, general and administrative	5,894	3.1%	5,162	3.0%
Research and development	1,617	0.8%	1,071	0.6%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Six Months Ended June 30,
	2007	2006	% change
Hip products	$68,974	$62,943	9.6%
Knee products	51,284	49,394	3.8%
Biologics products	38,112	32,095	18.7%
Extremity products	27,673	22,459	23.2%
Other	6,252	6,857	(8.8%)

Total net sales	$192,295	$173,748	10.7%

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2007 and 2006:
Product Line Sales as a Percentage of Total Net Sales

2007	2006

Net Sales. Net sales totaled $192.3 million during the first half of 2007, representing an 11% increase over prior year. Net sales in 2007 include a favorable currency impact of $2.4 million. The increase in net sales is attributable to growth in each of our principal product lines.
In the first half of 2007, domestic net sales grew 7% to $114.7 million, or 59.7% of total net sales. International sales totaled $77.6 million, including the aforementioned favorable currency impact of $2.4 million, representing an increase of 17%.
Cost of Sales. Our cost of sales as a percentage of net sales increased slightly from 28.6% in the first half of 2006 to 29.0% in the first half of 2007. This increase is attributable to higher levels of non-cash stock-based compensation expense and unfavorable shifts in geographic sales mix, which were mostly offset by favorable manufacturing variances and lower levels of excess and obsolete inventory provisions.
Operating Expenses. As a percentage of net sales, our operating expenses increased by 4.4 percentage points to 70.0% in the first half of 2007, as compared to 65.6% in the first half of 2006. The year-over-year increase in operating expenses is mostly due to the $7.5 million (3.9% of net sales) of restructuring charges recorded in the first half of 2007. Increased spending on sales and marketing initiatives, as well as increased depreciation expense, further contributed to this increase.
Provision for Income Taxes. We recorded tax provisions of $1.9 million and $5.5 million in the first half of 2007 and 2006, respectively. The difference is primarily due to the impact of the restructuring charges recorded in the second quarter of 2007.

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
As of January 1, 2007, our liability for unrecognized tax benefits totaled approximately $5.5 million, of which approximately $400,000 was recognized as an income tax benefit during the three months ended March 31, 2007, upon the effective settlement of a tax examination. As of June 30, 2007, we have recorded $5.3 million of unrecognized tax benefits, which are recorded on our condensed consolidated balance sheet within “Other liabilities.”
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement comes after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. We have entered into negotiations regarding the closure of the facilities with the local staff representatives and expect the closure to be completed by the end of the year. We have estimated that total pre-tax restructuring charges will be approximately $20 million to $25 million. We recognized $7.5 million of those charges during the second quarter of 2007, and we expect that the remainder of those charges will likely be recognized during the second half of 2007. We believe that we will see the benefits from this restructuring within selling, general and administrative expenses beginning in 2008 and within cost of sales beginning in 2009.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	June 30,	December 31,
	2007	2006
Cash and cash equivalents	$39,563	$57,939
Short-term marketable securities	17,370	30,325
Working capital	207,511	220,306
Line of credit availability	97,149	100,000
Our cash and cash equivalents decreased during the first half of 2007 by $18.4 million, which was primarily attributable to the acquisitions of Darco and R&R. Cash and cash equivalents increased by $2.1 million in the first half of 2006 due to the generation of $19.8 million of cash from operating activities, partially offset by routine capital expenditures and $3.8 million payment of the remaining debt outstanding.
Operating Activities. Cash provided by operating activities was $16.1 million for the first half of 2007, as compared to $19.8 million for the first half of 2006. The decrease in operating cash during the first half of 2007 is primarily attributable to changes in working capital. Our inventories balance has increased due to safety stock that was built in connection with the announcement of our plans to close our Toulon, France manufacturing facilities and inventory built in preparation for upcoming product launches. The increase of our accounts receivable balance is attributable to higher levels of sales in international markets that typically have longer collection terms. These increases were mostly offset by a decrease in our investment in marketable securities, as a portion of the invested balance was used to pay for our recent acquisitions, and an increase in our accrued expenses, primarily due to liabilities recorded associated with our restructuring charges.
Investing Activities. Our cash used by investing opportunities totaled $42.2 million and $14.4 million in the first half of 2007 and 2006, respectively. The increase is primarily due to our acquisitions of Darco and R&R, which totaled $25.2 million. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $35 million in total for 2007 for routine capital expenditures, as well as approximately $8 million for the planned expansion of facilities in Arlington, Tennessee.
Financing Activities. During the first half of 2007, we made $607,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first half of 2007 and 2006 totaled approximately $2.6 million and $3.4 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $4.2 million and $3.3 million in the first half of 2007 and 2006, respectively. We recorded obligations of $2.4 million and $3.9 million for the amount of receivables factored under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006, respectively.
On June 30, 2007, our revolving credit facility had availability of $97.1 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 1.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 8.25%.
Contractual Cash Obligations. Our Annual Report on Form 10-K for the year ended December 31, 2006, contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. As of June 30, 2007, our total liability for unrecognized tax benefits totaled $5.3 million, which are recorded on our condensed consolidated balance sheet within “Other liabilities.” We are not able to reasonably estimate the timing of future cash flows related to this liability. See Note 8 to our condensed consolidated financial statements for further discussion of this liability.
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of $39.6 million, our marketable securities balance of $17.4 million, our existing available credit line of $97.1 million, and our expected cash flow from our 2007 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2007 of $43 million, permit cash expenses related to our restructuring, and meet our contractual cash obligations in 2007.
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
During the second quarter of 2007, we announced the acquisitions of Darco and R&R. Additionally, we announced our plans to close our facilities in Toulon, France. We believe that accounting for acquisitions and restructurings require subjective and complex judgments. Further, we believe that the acquisitions and restructuring charges are properly recorded in our financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with respect to the acquisitions and restructuring with the audit committee of our Board of Directors and with our independent auditors.
Purchase Accounting. We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. To assist in determining the value of any intangible assets, a third party valuation is typically obtained as of the acquisition date.
The amount of the purchase price allocated to intangible assets is determined by estimating the future cash flows associated with the asset and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with standard valuation methods. The estimates of future cash flows include forecasted revenues, which are inherently difficult to predict. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, discount rates and terminal growth rates.
Restructuring Charges. We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FAS No. 112, Employer’s Accounting for Post-Employment Benefits, for severance provided under an ongoing benefit arrangement. One-time benefit arrangements and disposal costs are accounted for under the provisions of FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We evaluate impairment issues for long-lived assets under the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have estimated the expense for restructuring initiatives by accumulating detailed estimates of costs, including the estimated costs of employee severance and related benefits, impairment of property, plant and equipment, contract termination payments for leases, and any other qualifying exit costs. Such costs represent management’s best estimates, which are evaluated periodically to determine if an adjustment is required.
Impact of Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% of our total net sales were denominated in foreign currencies during both the six months ended June 30, 2007, and the year ended December 31, 2006, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our 2007 Annual Meeting of Stockholders on May 17, 2007. Our stockholders voted on two proposals at the meeting.
Our stockholders elected seven directors to serve on our Board of Directors for a term of one year. The tabulation of votes with respect to each director nominee was as follows:

Nominee	For	Withheld
F. Barry Bays	31,230,290	2,776,889
Martin J. Emerson	32,339,301	1,667,878
Lawrence W. Hamilton	32,465,860	1,541,319
Gary D. Henley	31,791,235	2,215,944
John L. Miclot	32,465,860	1,541,319
Robert J. Quillinan	32,465,860	1,541,319
David D. Stevens	28,449,365	5,557,814
Thomas E. Timbie	27,823,104	6,184,075
James T. Treace	31,772,485	2,234,694

There were no broker non-votes on the proposal to elect directors.
Our stockholders ratified the selection of KPMG LLP as our independent auditor for the year ending December 31, 2007. There were 33,310,520 votes for, 692,572 votes against, 4,086 votes abstaining from, and no broker non-votes on the proposal.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.(4)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan). (5)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (6)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (6)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (7)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (8) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (9)

10.10	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays,(10) as amended by Employment Agreement Amendment dated as of March 31, 2007.(11)

10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (10)

10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell,(10) as amended by Employment Agreement Amendment dated as of March 31, 2007.(11)

10.13	Employment Agreement dated as of April 1, 2007, between Wright Medical Technology, Inc. and John R. Treace.(11)

10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jason P. Hood,(12) as amended by Employment Agreement Amendment dated as of March 31, 2007.(11)

10.15	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (13)

10.16	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (14)

10.17	Severance and Release Agreement dated as of March 31, 2007, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (11)

Exhibit
No.	Description

11	Computation of earnings per share (included in Note 9 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on March 31, 2004.

(4)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 13, 2005.

(6)	Incorporated by reference to our current report on Form 8-K filed on April 27, 2005.

(7)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2005.

(10)	Incorporated by reference to our current report on Form 8-K filed on November 22, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on April 5, 2007.

(12)	Incorporated by reference to our quarterly report on Form 10-Q filed on May 2, 2006.

(13)	Incorporated by reference to our current report on Form 8-K filed on March 22, 2006.

(14)	Incorporated by reference to our current report on Form 8-K filed on October 6, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2007

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)