Form 10-Q
period 2007-09-30
WRIGHT MEDICAL GROUP INC
filed 2007-11-02
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 26, 2007, there were 36,161,961 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$42,873	$57,939
Marketable securities	14,200	30,325
Accounts receivable, net	85,275	72,476
Inventories	110,972	86,157
Prepaid expenses	8,485	6,646
Deferred income taxes	21,448	21,871
Other current assets	8,317	4,308

Total current assets	291,570	279,722

Property, plant and equipment, net	93,630	86,265
Goodwill	27,006	8,486
Intangible assets, net	9,648	9,309
Deferred income taxes	35,081	22,732
Other assets	3,581	2,888

Total assets	$460,516	$409,402

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$17,170	$17,049
Accrued expenses and other current liabilities	60,631	41,366
Current portion of long-term obligations	647	1,001

Total current liabilities	78,448	59,416

Long-term obligations	539	723
Deferred income taxes	7	6
Other liabilities	6,375	13,433

Total liabilities	85,369	73,578

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 36,105,770 shares at September 30, 2007 and 35,143,800 shares at December 31, 2006	361	351
Additional paid-in capital	327,578	300,648
Accumulated other comprehensive income	23,439	17,878
Retained earnings	23,769	16,947

Total stockholders’ equity	375,147	335,824

	$460,516	$409,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$91,399	$78,637	$283,694	$252,385
Cost of sales [1]	24,268	22,517	80,003	72,245

Gross profit	67,131	56,120	203,691	180,140

Operating expenses:
Selling, general and administrative [1]	54,573	45,494	164,806	143,396
Research and development [1]	7,151	6,175	22,106	19,994
Amortization of intangible assets	968	987	2,793	3,254
Restructuring charges (Note 11)	6,966	—	14,505	—

Total operating expenses	69,658	52,656	204,210	166,644

Operating (loss) income	(2,527)	3,464	(519)	13,496
Interest income, net	(361)	(570)	(1,364)	(1,188)
Other (income) expense, net	(10)	(1,550)	45	(1,483)

(Loss) income before income taxes	(2,156)	5,584	800	16,167

(Benefit from) provision for income taxes	(634)	1,979	1,223	7,503

Net (loss) income	$(1,522)	$3,605	$(423)	$8,664

Net (loss) income per share (Note 9):
Basic	$(0.04)	$0.10	$(0.01)	$0.25

Diluted	$(0.04)	$0.10	$(0.01)	$0.25

Weighted-average number of shares outstanding-basic	35,981	34,420	35,641	34,289

Weighted-average number of shares outstanding-diluted	35,981	35,460	35,641	35,319

[1]	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$530	$258	$1,563	$487
Selling, general and administrative	2,936	2,845	8,830	8,007
Research and development	399	556	2,016	1,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net (loss) income	$(423)	$8,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,533	14,353
Stock-based compensation expense	12,409	10,121
Amortization of intangible assets	2,793	3,254
Deferred income taxes	(10,297)	(5,641)
Gain on sale of investment	—	(1,499)
Excess tax benefit from stock-based compensation arrangements	(2,708)	(1,742)
Non-cash restructuring charges	2,765	—
Other	1,097	584
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11,866)	(6,372)
Inventories	(20,736)	(1,354)
Marketable securities	16,125	(3,400)
Prepaid expenses and other current assets	(6,378)	3,269
Accounts payable	(570)	(107)
Accrued expenses and other liabilities	22,983	(1,964)

Net cash provided by operating activities	22,727	18,166

Investing activities:
Capital expenditures	(23,345)	(20,324)
Acquisitions of businesses (Note 2)	(25,238)	—
Proceeds from sale of investment	—	1,270
Purchases of intangible assets	(341)	—
Other	—	500

Net cash used in investing activities	(48,924)	(18,554)

Financing activities:
Issuance of common stock	11,008	3,355
Payments of bank and other financing	(840)	(5,408)
Financing under factoring agreements, net	(2,257)	814
Excess tax benefit from stock-based compensation arrangements	2,708	1,742

Net cash provided by financing activities	10,619	503

Effect of exchange rates on cash and cash equivalents	512	267

Net (decrease) increase in cash and cash equivalents	$(15,066)	$382

Cash and cash equivalents, beginning of period	$57,939	$51,277

Cash and cash equivalents, end of period	$42,873	$51,659

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
Impact of Recently Issued Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). EITF 06-3 states that the classification of any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer as gross or net is an accounting policy decision that is dependent on the type of tax and that similar taxes are to be presented in a similar manner. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We continue to present such taxes on a net basis in our consolidated statement of operations, and, therefore, the adoption of EITF 06-3 had no effect on our consolidated financial position, results of operations, or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. We will adopt the provisions of SFAS 157 effective January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard expands the standards under SFAS 157 to provide entities the one-time election to measure financial instruments and certain other items at fair value. At the effective date, we may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. We will adopt the provisions of SFAS 159 effective January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and capitalized. These amounts should be recognized as an expense as the related goods are delivered or the related services are performed. We will apply the provisions of EITF 07-3 effective January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations, or cash flows.
2. Acquisitions and Dispositions
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

Inventories	$2,532
Property, plant and equipment	988
Intangible assets	2,170
Goodwill	11,526

Total assets acquired	$17,216

Of the $2.2 million of acquired intangible assets, $1.1 million was assigned to customer relationships (ten year useful life), $540,000 was assigned to trademarks (five year useful life), $250,000 was assigned to distribution channels (ten year useful life), and $290,000 to other assets (five year useful life).
R&R Medical, Inc. On April 16, 2007, we acquired certain assets of R&R Medical, Inc. (R&R Medical), a Pennsylvania-based company focused on providing external fixation devices to the foot and ankle and trauma markets. The purchase consisted of an initial cash payment of $8.0 million and potential additional cash payments based upon future financial performance of the acquired assets. Assets acquired include the R&R Medical external fixation product line, which consists of an array of foot- and ankle-focused external fixation devices, including the Circular Freedom™ Frame, the Hollawell Tomahawk™ Mini-Fixator, the Patriot™ Mini-Fixator, and the Stealth™ Fusion System. These products address those external fixation procedures most commonly performed by foot and ankle surgeons and surgical podiatrists. The R&R Medical product line is highly complementary to our rapidly expanding line of reconstructive and biologic products for foot surgery.
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

Accounts receivable	$150
Inventories	429
Intangible assets	1,060
Goodwill	6,383

Total assets acquired	$8,022

Of the $1.1 million of acquired intangible assets, $400,000 was assigned to customer relationships (ten year useful life), $120,000 was assigned to registered trademarks (two year useful life), and $540,000 was assigned to other assets (ten year useful life).
Our consolidated results of operations would not have been materially different than reported results had the Darco and R&R Medical acquisitions occurred at the beginning of 2007 or 2006, respectively.
Adcon®-Gel. In August 2007, we sold our Adcon®-Gel related assets for $4.6 million plus a potential earnout based upon future financial performance of those assets. A deferred gain of $1.5 million has been recorded in our condensed consolidated balance sheet as of September 30, 2007, and will be recognized over a two-year period as payments of the purchase price are received.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
3. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$7,322	$4,204
Work-in-process	19,857	12,078
Finished goods	83,793	69,875

	$110,972	$86,157

4. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Property, plant and equipment, at cost	$203,367	$176,099
Less: Accumulated depreciation	(109,737)	(89,834)

	$93,630	$86,265

5. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Capital lease obligations	$1,186	$1,724
Less: current portion	(647)	(1,001)

	$539	$723

At September 30, 2007, our available borrowing capacity under a revolving credit facility totaled $97.1 million, after considering outstanding letters of credit. This credit facility can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. Borrowings under the credit facility bear interest at the sum of an annual base rate plus an applicable annual rate that ranges from 0.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 7.75%.
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2007 are as follows (in thousands):

Goodwill at December 31, 2006	$8,486
Goodwill from acquisitions (see Note 2)	17,909
Foreign currency translation	611

Goodwill at September 30, 2007	$27,006

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$22,099	$16,970	$20,241	$14,185
Completed technology	3,722	2,725	5,233	3,076
Licenses	2,861	2,449	2,741	2,314
Customer relationships	1,490	73	—	—
Trademarks	752	118	657	307
Other	2,187	1,128	4,218	3,899

	33,111	$23,463	33,090	$23,781

Less: Accumulated amortization	(23,463)		(23,781)

Intangible assets, net	$9,648		$9,309

Based on the intangible assets held at September 30, 2007, we expect to recognize amortization expense of approximately $3.7 million for the full year of 2007, $3.4 million in 2008, $3.0 million in 2009, $543,000 in 2010, and $504,000 in 2011. These amounts do not include incremental amortization expense that will be recorded as a result of our recently announced acquisition of certain Koby Ventures Ltd. d/b/a MetaSurg (MetaSurg) assets (see Note 13).
7. Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the recognition of the fair value of stock-based payment awards. Our stock-based compensation plans are described more fully in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
For the three-month periods ended September 30, 2007 and 2006, we recognized $3.9 million ($3.0 million net of taxes) and $3.7 million ($2.7 million net of taxes), respectively, in non-cash stock-based compensation expense, which reduced basic and diluted earnings per share by $0.08 for both of the same periods. For the nine-month periods ended September 30, 2007 and 2006, we recognized $12.4 million ($9.4 million net of taxes) and $10.1 million ($8.0 million net of taxes), respectively, in non-cash stock-based compensation expense, which reduced both basic and diluted earnings per share by $0.26 and $0.23 for the same periods. Further, $719,000 and $401,000 of non-cash stock-based compensation was capitalized as part of the cost of inventory and as an intangible asset, respectively, as of September 30, 2007.
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
In the nine-month period ended September 30, 2007, we granted 254,000 stock options and 406,000 non-vested shares of common stock at weighted-average fair values of $11.21 and $23.91, respectively, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of these grants, is four years. As of September 30, 2007, we had 4.8 million stock options outstanding, of which 2.7 million were exercisable, and 421,000 non-vested shares of common stock outstanding.
We had $27.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of September 30, 2007. That cost is expected to be recognized over a weighted-average period of 2.6 years.
8. Income Taxes and Change in Accounting Principle
Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings.
As of January 1, 2007, our liability for unrecognized tax benefits totaled $5.5 million, of which approximately $400,000 was recognized as an income tax benefit during the three months ended March 31, 2007, upon the effective settlement of a tax examination. As of September 30, 2007, our liability for unrecognized tax benefits totaled $5.6 million and is recorded in our condensed consolidated balance sheet within “Other liabilities,” all of which, if recognized, would affect our effective tax rate. Our operations in France are currently under audit. As such, management believes that it is reasonably possible that our unrecognized tax benefits may significantly change within the next 12 months. An estimate of this change cannot be made at this time.
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
We file numerous consolidated and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions, with the most significant foreign jurisdiction being France. We are no longer subject to foreign income tax examinations by tax authorities for years before 2000. With few exceptions, we are subject to U.S. Federal, state, and local income tax examinations for years 2004-2006. However, tax authorities have the ability to review years prior to these to the extent that we utilized tax attributes carried forward from those prior years.
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
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average number of shares outstanding, basic	35,981	34,420	35,641	34,289
Common stock equivalents	—	1,040	—	1,030

Weighted-average number of shares outstanding, diluted	35,981	35,460	35,641	35,319

We have excluded from the calculation of diluted earnings per share approximately 2.8 million and 4.0 million anti-dilutive options for the three months ended September 30, 2007 and 2006, respectively, and 3.4 million and 4.2 million anti-dilutive options for the nine months ended September 30, 2007 and 2006, respectively. In addition, 728,000 and 715,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2007, respectively, because their effect is anti-dilutive as a result of our net loss for those periods.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
10. Other Comprehensive Income
The difference between our net (loss) income and our comprehensive income is wholly attributable to foreign currency translation. The following table provides a reconciliation of net (loss) income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(1,522)	$3,605	$(423)	$8,664
Changes in foreign currency translation	3,778	(602)	5,561	4,211

Comprehensive income	$2,256	$3,003	$5,138	$12,875

11. Restructuring
On June 14, 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure will affect approximately 130 Toulon-based employees. We expect the facility closure to be substantially complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, The Netherlands.
Management estimates that the pre-tax restructuring charges will total approximately $20 million to $25 million. These charges consist of the following estimates:
•	$14 million to $15 million of severance and other termination benefits;

•	$3 million to $4 million of non-cash asset impairment charges;

•	$2 million to $3 million of external legal and professional fees; and

•	$1 million to $3 million of other cash and non-cash charges.
Charges associated with the restructuring recognized during the three and nine month periods ended September 30, 2007, are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our condensed consolidated statement of operations.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2007

Severance and other termination benefits	$6,289	$10,766
Asset impairment charges	—	2,765
Legal/professional fees	677	974

Total restructuring charges	$6,966	$14,505

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the nine months ended September 30, 2007, is presented in the following table (in thousands):

Beginning balance	$—

Charges:
Severance and other termination benefits	10,766
Legal/professional fees	974

Total accruals	$11,740

Payments:
Severance and other termination benefits	(1,378)
Legal/professional fees	(785)

$(2,163)

Changes in foreign currency translation	385

Restructuring liability at September 30, 2007	$9,962

Under French law, our terminated employees have the right to pursue additional compensation through litigation. We have not recorded a liability associated with unasserted litigation as of September 30, 2007, as we are unable to reasonably estimate the amount of loss at this time.
12. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica) sued us alleging patent infringement. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction holding. Howmedica has conceded to the court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica has appealed the Markman ruling, and this matter is now on appeal to the U.S. Federal Circuit Court of Appeals. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of September 30, 2007. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of September 30, 2007.
We are involved in a dispute with a former consultant who is demanding payment of royalties on the sales of certain knee products as well as punitive damages. We contend that the plaintiff breached his agreement, and therefore we owe no royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts granted partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract; however, the claim for punitive damages was dismissed. A damages hearing was held in March 2007, and damages were set at $2.5 million plus interest of approximately $140,000. Both parties have the right to appeal this ruling, and we have appealed the portion of the judgment issued in favor of the plaintiff. We believe that we will prevail upon appeal and that an ultimate unfavorable resolution of this matter is not probable; therefore, we have not accrued any amounts related to this matter as of September 30, 2007.
We are involved in a dispute with a former consultant who is demanding approximately $3.6 million for consulting payments under a contract that we terminated in 2005, as well as current and future royalties for certain of our products. A ruling under binding arbitration is anticipated to occur during the fourth quarter of 2007. We believe that we have meritorious defenses in this dispute and we believe that an unfavorable ruling is not probable. Therefore, we have not accrued any amounts related to this matter as of September 30, 2007.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In addition to those noted above, we are subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
13. Subsequent Events
In October 2007, we announced the acquisition of the subtalar implant product related assets of MetaSurg for $2.5 million plus potential additional cash payments based upon future financial performance of the acquired assets. While the purchase price allocation has not been finalized for this acquisition, we anticipate we will record less than $500,000 of incremental annual amortization expense for each of the next five years for the intangible assets recorded for this acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and nine month periods ended September 30, 2007. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Business Developments. Net sales increased 16% in the third quarter of 2007 to $91.4 million, as compared to net sales of $78.6 million in the third quarter of 2006. During the third quarter of 2007, we recorded a net loss of $1.5 million compared to net income of $3.6 million in the third quarter of 2006. The decrease in earnings is primarily a result of the recognition of $7.0 million ($4.6 million net of taxes) of restructuring charges related to the planned closure of our Toulon, France operations.
In April 2007, we announced the acquisition of the foot and ankle reconstruction assets of Darco International, Inc. (Darco) and the external fixation assets of R&R Medical, Inc. (R&R Medical). Both of these acquisitions add key products to our extremities business. See Note 2 to our condensed consolidated financial statements for further discussion of our acquisitions.
In June 2007, we announced our plans to close our facilities in Toulon, France. During the third quarter of 2007, we recognized $7.0 million of restructuring charges related to this closure, primarily for severance and other termination benefits. We have estimated that total pre-tax restructuring charges will be approximately $20 million to $25 million, and we expect the closure to be substantially completed by the end of 2007. See Note 11 to our condensed consolidated financial statements for further discussion of our restructuring charges.
In August 2007, we sold our Adcon®-Gel related assets for $4.6 million plus a potential earnout based upon future financial performance of those assets. A gain of $1.5 million will be recognized over a two-year period as payments of the purchase price are received. We recognized sales of $1.8 million during the year ended December 31, 2006, and $1.4 million for the nine months ended September 30, 2007, for sales of our Adcon®-Gel products, all of which were within our international markets.
Our third quarter domestic sales increased 16% in 2007, as a result of growth within each of our primary product lines. Most notably, our domestic extremities business increased 37% as compared to prior year, driven by product sales from our Darco acquisition as well as the continued success of our CHARLOTTE™ Foot and Ankle System. Further contributing to our domestic sales growth, we experienced 15% growth in our biologics product line and 11% growth in our hip product line during the third quarter.
Our international sales increased by 17% to $33.4 million in the third quarter of 2007 including a favorable currency impact of $1.1 million, compared to $28.4 million in the third quarter of 2006. This increase was partially attributable to product sales of $1.6 million from our Darco acquisition. The continued growth in our Asian markets and certain of our European markets also contributed to the increase.
In October 2007, we announced the acquisition of the subtalar implant product assets of Koby Ventures Ltd. d/b/a MetaSurg (MetaSurg). This acquisition adds key products to our extremities business.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the area of reconstructive joint devices and biologic bone repair products. We devote significant resources to assessing and analyzing competitive, regulatory, and economic risks and opportunities. A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which is updated in Item 1A of this report.
During the third quarter of 2007, the U.S. Department of Justice announced that five companies in our industry avoided criminal prosecution over financial inducements paid to surgeons by agreeing to corporate compliance procedures and entering into various agreements with the government. See our updated risk factor, “We are subject to substantial government regulation that could have a material adverse effect on our business” in Item 1A of this report for further discussion.
Results of Operations
Comparison of three months ended September 30, 2007 to three months ended September 30, 2006
The following table sets forth, for the periods indicated, our results of operations expressed in dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Net sales	$91,399	100.0%	$78,637	100.0%
Cost of sales[1]	24,268	26.6%	22,517	28.6%

Gross profit	67,131	73.4%	56,120	71.4%
Operating expenses:
Selling, general and administrative[1]	54,573	59.7%	45,494	57.9%
Research and development[1]	7,151	7.8%	6,175	7.9%
Amortization of intangible assets	968	1.1%	987	1.3%
Restructuring charges	6,966	7.6%	—	—

Total operating expenses	69,658	76.2%	52,656	67.0%

Operating (loss) income	(2,527)	(2.8%)	3,464	4.4%
Interest income, net	(361)	(0.4%)	(570)	(0.7%)
Other income, net	(10)	(0.0%)	(1,550)	(2.0%)

(Loss) income before income taxes	(2,156)	(2.4%)	5,584	7.1%
(Benefit from) provision for income taxes	(634)	(0.7%)	1,979	2.5%

Net (loss) income	$(1,522)	(1.7%)	$3,605	4.6%

[1]	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended September 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$530	0.6%	$258	0.3%
Selling, general and administrative	2,936	3.2%	2,845	3.6%
Research and development	399	0.4%	556	0.7%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	September 30,
	2007	2006	% change
Hip products	$30,914	$27,645	11.8%
Knee products	23,727	21,805	8.8%
Biologics products	18,024	15,835	13.8%
Extremity products	15,676	10,803	45.1%
Other	3,058	2,549	20.0%

Total net sales	$91,399	$78,637	16.2%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2007 and 2006:
Product Line Sales as a Percentage of Total Net Sales

Net Sales. Our overall net sales growth of 16% in the third quarter of 2007 was attributable to growth in each of our principal product lines, particularly within our extremity and biologics businesses. Geographically, our domestic net sales totaled $58.0 million in the third quarter of 2007 and $50.2 million in the third quarter of 2006, representing 63.5% and 63.9% of total net sales, respectively, and growth of 16%. Our international net sales totaled $33.4 million in the third quarter of 2007 compared to $28.4 million in the third quarter of 2006. International sales during the third quarter of 2007 include a favorable currency impact of $1.1 million, principally resulting from the performance of the euro against the U.S. dollar as compared to the same period of 2006. Our international net sales continue to be favorably impacted by our performance in Asia and certain European markets, offset this quarter by declines in Italy and France.
Our hip product net sales totaled $30.9 million during the third quarter of 2007, representing an increase of 12% over prior year, driven primarily by growth in our domestic and Asian markets, led by our PROFEMUR® line of primary stems featuring our innovative neck modularity and our CONSERVE® Total Implant with BFH® Technology. Domestically, total hip sales increased by 11% compared to the same period a year ago, as increases in surgical procedures were offset by slight declines in the average selling prices. Internationally, total hip sales increased by 12% over prior year. Our hip sales include a $465,000 favorable currency impact compared to prior year.
Our knee product net sales totaled $23.7 million in the third quarter of 2007, an increase of 9% over the third quarter of 2006. We experienced growth within our domestic markets of 8% over prior year, attributable to higher average selling prices as well as volume increases. Internationally, we experienced 10% growth over prior year, driven by increased sales in Asia and certain of our European operations, as well as a $250,000 favorable currency impact.

Net sales of our biologics products totaled $18.0 million in the third quarter of 2007, which represents a 14% increase over prior year. This increase is primarily due to sales in the U.S., where biologics sales grew 15% over prior year due to increased sales of our GRAFTJACKET® tissue repair and containment membranes and sales of our PRO-DENSE™ Injectable Regenerative Graft, which was launched this quarter. International biologics sales increased by 10% over prior year, primarily attributable to the continued success of our market expansion initiatives in certain European regions.
Our extremity product net sales increased to $15.7 million in the third quarter of 2007, representing growth of 45% over the third quarter of 2006. Third quarter domestic extremity sales increased by 37% over prior year while international extremity sales increased by 83% over prior year. Product sales from the recent acquisitions of Darco and R&R Medical contributed approximately 19 and 44 percentage points of this growth to domestic and international extremity net sales, respectively, during the third quarter. In addition, during the quarter we experienced continued success of our CHARLOTTE™ Foot and Ankle System.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 28.6% in the third quarter of 2006 to 26.6% in the third quarter of 2007. This decrease is attributable to manufacturing efficiencies, which were partially offset by unfavorable shifts in our sales mix and higher levels of non-cash stock-based compensation expense.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 59.7% in the third quarter 2007, a 1.8 percentage point increase from 57.9% in the third quarter of 2006. Our selling, general and administrative expenses include $2.9 million (3.2% of net sales) and $2.8 million (3.6% of net sales) of non-cash stock-based compensation expense recognized in the third quarter of 2007 and 2006, respectively. The increase in remaining selling, general, and administrative expenses as a percentage of net sales is primarily attributable to lower levels of cash incentive compensation being earned in the third quarter of 2006, as well as increased depreciation expense and professional fees in the current year.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as compared to the comparable prior year period as we make strategic investments in order to grow our business, and as we continue to integrate the Darco and R&R Medical acquisitions into our business.
Research and Development. Our investment in research and development activities represented approximately 7.8% of net sales in the third quarter of 2007, as compared to 7.9% of net sales in the third quarter of 2006. Our research and development expenses include $399,000 (0.4% of net sales) and $556,000 (0.7% of net sales) of non-cash stock-based compensation expense recognized in the third quarter of 2007 and 2006, respectively. Our remaining investment in research and development was relatively static as a percentage of net sales as compared to prior year. Our investment increased in absolute dollars due to higher levels of spending in product development and increased cash incentive compensation.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets were relatively flat in absolute dollars. Based on the intangible assets held at September 30, 2007, we expect to recognize amortization expense of approximately $3.7 million for the full year of 2007, $3.4 million in 2008, $3.0 million in 2009, $540,000 in 2010, and $500,000 in 2011. These amounts do not include incremental amortization expense that will be recorded as a result of our recently announced acquisition of certain MetaSurg assets (see Note 13 to our condensed consolidated financial statements).
Restructuring Charges. As a result of our plans to close our facilities in Toulon, France, we recognized $7.0 million of restructuring charges during the third quarter of 2007, primarily for severance and other termination benefits and professional fees. See “Restructuring” below for additional discussion of our restructuring charges.

Interest Income, Net. Interest income, net, consists of interest income of $507,000 and $762,000 during the third quarter of 2007 and 2006, respectively, generated by our invested cash balances and investments in marketable securities, offset by interest expense of $146,000 and $192,000 during the third quarter of 2007 and 2006, respectively, primarily from borrowings under our capital lease agreements and certain of our factoring agreements.
Other Income, Net. Other income, net, totaled $1.6 million for the third quarter of 2006, including a gain of approximately $1.5 million upon the sale of an investment, as compared to $10,000 of income in the third quarter of 2007.
Provision for Income Taxes. We recorded a tax benefit of $634,000 in the third quarter of 2007 and a $2.0 million provision in the third quarter 2006. Our effective tax rate was 29.4% and 35.4% for the third quarter of 2007 and 2006, respectively. This decrease is primarily attributable to the discrete tax effect of the restructuring charges recognized during the third quarter of 2007, which reduced our effective tax rate by 6.5 percentage points. The impact of the inclusion of a benefit for the Federal Research and Development tax credit in our current period tax provision was offset by the impact of a tax efficient sale of an investment during the third quarter of 2006.
Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Net sales	$283,694	100.0%	$252,385	100.0%
Cost of sales[1]	80,003	28.2%	72,245	28.6%

Gross profit	203,691	71.8%	180,140	71.4%
Operating expenses:
Selling, general and administrative[1]	164,806	58.1%	143,396	56.8%
Research and development[1]	22,106	7.8%	19,994	7.9%
Amortization of intangible assets	2,793	1.0%	3,254	1.3%
Restructuring charges	14,505	5.1%	—	—

Total operating expenses	204,210	72.0%	166,644	66.0%

Operating (loss) income	(519)	(0.2%)	13,496	5.3%
Interest income, net	(1,364)	(0.5%)	(1,188)	(0.5%)
Other expense (income), net	45	0.0%	(1,483)	(0.6%)

Income before income taxes	800	0.3%	16,167	6.4%
Provision for income taxes	1,223	0.4%	7,503	3.0%

Net (loss) income	$(423)	(0.1%)	$8,664	3.4%

1	These line items include the following amounts of non-cash stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Nine Months Ended September 30,
	(unaudited)
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$1,563	0.6%	$487	0.2%
Selling, general and administrative	8,830	3.1%	8,007	3.2%
Research and development	2,016	0.7%	1,627	0.6%

The following table sets forth our net sales by product line for the periods indicated (in thousands), and the percentage of year-over-year change:

	Nine Months Ended September 30,
	2007	2006	% change
Hip products	$99,888	$90,588	10.3%
Knee products	75,011	71,199	5.4%
Biologics products	56,136	47,930	17.1%
Extremity products	43,349	33,262	30.3%
Other	9,310	9,406	(1.0%)

Total net sales	$283,694	$252,385	12.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2007 and 2006:
Product Line Sales as a Percentage of Total Net Sales

Net Sales. Net sales totaled $283.7 million during the first nine months of 2007, representing a 12% increase over prior year, and including a favorable currency impact of $3.5 million. The increase in net sales is attributable to growth in each of our principal product lines.
In the first nine months of 2007, domestic net sales increased by 9% to $172.8 million, or 60.9% of total net sales. International sales totaled $110.9 million, including the aforementioned favorable currency impact of $3.5 million, representing an increase of 17%.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 28.6% in the first nine months of 2006 to 28.2% in the first nine months of 2007. This decrease is attributable to manufacturing efficiencies, which were partially offset by higher levels of non-cash stock-based compensation expense and unfavorable shifts in our geographic sales mix.
Operating Expenses. As a percentage of net sales, our operating expenses increased by 6 percentage points to 72.0% in the first nine months of 2007, as compared to 66.0% in the first nine months of 2006. The year-over-year increase in operating expenses is primarily due to the $14.5 million (5.1% of net sales) of restructuring charges recorded in the second and third quarters of 2007. Higher levels of spending on sales and marketing initiatives and increased depreciation expense further contributed to this increase.
Provision for Income Taxes. We recorded tax provisions of $1.2 million and $7.5 million in the first nine months of 2007 and 2006, respectively. Our effective tax rate was 152.9% for the first nine months of 2007, including the impact of the discrete tax effect of the restructuring charges recorded in the second and third quarters of 2007, which increased our effective tax rate by 113 percentage points. Our effective tax rate was 46.4% in the first nine months of 2006. The 2007 effective tax rate reflects the inclusion of a benefit for the Federal Research and Development tax credit in our current year tax provision, while this credit was not included in our 2006 provision until the fourth quarter of 2006. Additionally, our 2007 effective tax rate includes the recognition of a benefit upon the effective settlement of a tax examination in the first quarter of 2007.

Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this 3-day event, we showcase our most recent and innovative products for these surgeons.
Financial Condition
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings.
As of January 1, 2007, our liability for unrecognized tax benefits totaled approximately $5.5 million, of which approximately $400,000 was recognized as an income tax benefit during the three months ended March 31, 2007, upon the effective settlement of a tax examination. As of September 30, 2007, we have recorded $5.6 million of unrecognized tax benefits, which are recorded on our condensed consolidated balance sheet within “Other liabilities.”
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. We have completed negotiations regarding the closure of the facilities with the local staff representatives and continue to expect the closure to be substantially completed by the end of the year. We have estimated that total pre-tax restructuring charges will be approximately $20 million to $25 million, of which we have recognized $14.5 million during the second and third quarters of 2007. While we believe that the closure of the facilities will be substantially completed by the end of this year, and while we are working to complete other restructuring-related activities in order to record the majority of the remaining charges in the fourth quarter of 2007, it is likely that a portion of the remaining restructuring charges will be recognized in 2008. We believe that we will see the benefits from this restructuring within selling, general and administrative expenses beginning in 2008 and within cost of sales beginning in 2009.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$42,873	$57,939
Short-term marketable securities	14,200	30,325
Working capital	213,122	220,306
Line of credit availability	97,100	100,000
Our cash and cash equivalents decreased during the first nine months of 2007 by $15.1 million and our short-term marketable securities decreased by $16.1 million, both of which are primarily attributable to the acquisitions of Darco and R&R Medical. Cash and cash equivalents increased by $382,000 in the first nine months of 2006 due to the generation of $18.2 million of cash from operating activities, mostly offset by routine capital expenditures and a $3.8 million scheduled payment of the remaining debt outstanding under our previous credit agreement.
Operating Activities. Cash provided by operating activities was $22.7 million for the first nine months of 2007, as compared to $18.2 million for the first nine months of 2006. The increase in operating cash during the first nine months of 2007 is primarily attributable to changes in working capital, as explained below, which were partially offset by lower levels of profitability in the current year due to restructuring charges.
Our investment in marketable securities decreased during the first nine months of 2007, as a portion of the invested balance was used to pay for our recent acquisitions. Accrued expenses increased, primarily due to liabilities recorded associated with our restructuring charges. Our inventory balance has increased due to safety stock that was built in connection with the announcement of our plans to close our Toulon, France, manufacturing facilities as well as inventory built in preparation for product launches. Finally, the increase of our accounts receivable balance is attributable to higher levels of sales in international markets that typically have longer collection terms.
Investing Activities. Our cash used by investing opportunities totaled $48.9 million and $18.6 million in the first nine months of 2007 and 2006, respectively. The increase is primarily due to our acquisitions of Darco and R&R Medical, which totaled $25.2 million. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $35 million in total for 2007 for routine capital expenditures, as well as approximately $3 million for the planned expansion of facilities in Arlington, Tennessee.
Financing Activities. During the first nine months of 2007, cash provided from stock issuances increased over prior year due to higher levels of stock option exercises in the current period. These proceeds were offset by $840,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first nine months of 2007 and 2006 totaled approximately $3.5 million and $4.6 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $5.8 million and $3.8 million in the first nine months of 2007 and 2006, respectively. We recorded obligations of $1.8 million and $3.9 million for the amount of receivables factored under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006, respectively.
On September 30, 2007, our revolving credit facility had available borrowing capacity of $97.1 million, after considering outstanding letters of credit, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0.125% to 4.55% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 7.75%.
Contractual Cash Obligations. Our Annual Report on Form 10-K for the year ended December 31, 2006, contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. As of September 30, 2007, our total liability for unrecognized tax benefits totaled $5.6 million, which are recorded on our condensed consolidated balance sheet within “Other liabilities.” We are not able to reasonably estimate the timing of future cash flows related to this liability. See Note 8 to our condensed consolidated financial statements for further discussion of this liability.
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of $42.9 million, our marketable securities balance of $14.2 million, our existing available credit line of $97.1 million, and our expected cash flow from our 2007 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2007 of $38 million, permit cash expenses related to our restructuring, and meet our contractual cash obligations in 2007, which include the $2.5 million related to the acquisition of certain MetaSurg assets.

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
During the second quarter of 2007, we announced the acquisitions of Darco and R&R Medical. Additionally, we announced our plans to close our facilities in Toulon, France. We believe that accounting for acquisitions and restructurings require subjective and complex judgments. Further, we believe that the acquisitions and restructuring charges are properly recorded in our financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with respect to the acquisitions and restructuring with the audit committee of our Board of Directors and with our independent auditors.
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
Restructuring Charges. We evaluate impairment issues for long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112, Employer’s Accounting for Post-Employment Benefits, for severance provided under an ongoing benefit arrangement. One-time termination benefit arrangements and other costs associated with exit activities are accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We have estimated the expense for our restructuring initiative by accumulating detailed estimates of costs, including the estimated costs of employee severance and related termination benefits, impairment of property, plant and equipment, contract termination payments for leases, and any other qualifying exit costs. Such costs represent management’s best estimates, which are evaluated periodically to determine if an adjustment is required.
Impact of Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). EITF 06-3 states that the classification of any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer as gross or net is an accounting policy decision that is dependent on the type of tax and that similar taxes are to be presented in a similar manner. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We continue to present such taxes on a net basis in our consolidated statement of operations, and, therefore, the adoption of EITF 06-3 had no effect on our consolidated financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. We will adopt the provisions of SFAS 157 effective January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard expands the standards under SFAS 157 to provide entities the one-time election to measure financial instruments and certain other items at fair value. At the effective date, we may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. We will adopt the provisions of SFAS 159 effective January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and capitalized. These amounts should be recognized as an expense as the related goods are delivered or the related services are performed. We will apply the provisions of EITF 07-3 effective January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% and 30% of our total net sales were denominated in foreign currencies during the nine months ended September 30, 2007, and the year ended December 31, 2006, respectively, and we expect that foreign currencies will continue to represent a similar percentage of our net sales in the future. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS.
The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006:
Recent acquisitions and efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results.
In April 2007, we announced the completion of the acquisition of the foot and ankle reconstruction assets of Darco International, Inc. and the external fixation assets of R&R Medical, Inc. Additionally, in October 2007, we announced the acquisition of the subtalar implant product assets of Koby Ventures Ltd. d/b/a MetaSurg. We may pursue acquisitions of other companies or product lines. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. With respect to the acquisitions completed or other future acquisitions, we may also experience:
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
Recent restructuring efforts could adversely affect our operations and financial results.
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure will affect approximately 130 Toulon-based employees. We expect the facility closure to be substantially complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, The Netherlands. With respect to the restructuring activities in process, we may experience:
•	higher costs of restructuring than we anticipated;

•	difficulties in transferring Toulon’s production to Arlington, including receiving all required regulatory approvals;

•	difficulties in completing all restructuring activities within the budgeted time;

•	diversion of our management’s time and attention from other business concerns; or

•	supply chain difficulties during the transition of the distribution activities from the Toulon facility to our Amsterdam facilities.

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
During the third quarter of 2007, as a result of a two year government investigation regarding potential financial inducements paid to surgeons, five of our competitors entered into deferred prosecution or non-prosecution agreements with the U.S. Department of Justice (DOJ), and four of those companies entered into settlement agreements with the U.S. Department of Health and Human Services, Office of the Inspector General.
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
In addition, for our biologics products, we presently depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2007, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. We cannot be sure that our supply of DBM and CBM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM and CBM will be free from FDA regulatory action impacting their sale of DBM and CBM. Since there is a small number of suppliers, if we cannot continue to obtain DBM and CBM from our current source in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM and CBM on commercially reasonable terms, if at all. This could have the effect of interrupting our business, which could adversely affect our sales. Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. Sales of our GRAFTJACKET® family of soft tissue repair products have grown to represent a significant portion of our total consolidated net sales. We currently have a dispute with the supplier of our GRAFTJACKET® family of soft tissue repair and graft containment products. In this dispute, we assert our contractual rights to future types of tissue products which are not currently part of our product offering. These future products may be competitive to our current products. The dispute is subject to binding arbitration. There can be no assurance that the present dispute will be decided in our favor. The present dispute may lead to other disputes with our supplier which may ultimately lead to materially adverse consequences to us.
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
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of nine direct sales offices and approximately 115 stocking distribution partners, which combined employ approximately 480 sales representatives who sell in over 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For of the nine months ended September 30, 2007 and the year ended December 31, 2006, 39% and 38%, respectively, of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
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
As a U.S. based company doing business in foreign jurisdictions, not only are we subject to the laws of other jurisdictions, we are also subject to U.S. laws governing our activities in foreign countries, such as the Foreign Corrupt Practices Act, as well as various import-export laws, regulations, and embargoes. If our business activities were determined to violate these laws, regulations, or rules, we could suffer serious consequences.
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
Date: November 1, 2007

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)