Form 10-K
period 2007-12-31
WRIGHT MEDICAL GROUP INC
filed 2008-02-26
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $859,773,006.
As of February 20, 2008, there were 36,637,662 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2008.

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

Safe-Harbor Statement
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report. Actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A and elsewhere in this report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. Readers should not place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I
Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries (Wright), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as advanced bearing surfaces, modular necks and bone conserving implants within the hip market, as well as on the integration of our biologics products into reconstructive joint procedures and other orthopaedic applications.
For the year ended December 31, 2007, we had net sales of $386.9 million and net income of $961,000. As of December 31, 2007, we had total assets of $670 million. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 18 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
History
We were incorporated in November 1999 as a Delaware corporation and began operations in December 1999 when we acquired majority ownership of our predecessor company, Wright Medical Technology, Inc., in a recapitalization transaction, and immediately thereafter acquired Cremascoli Ortho Holding, S.A., based in Toulon, France. The Cremascoli acquisition extended our product offerings, enhanced our product development capabilities and expanded our European presence. As a result of combining Cremascoli’s strength in hip reconstruction with the predecessor company’s historical expertise in knee reconstruction and biologics, we offer a broad range of reconstructive joint devices and biologics to orthopaedic surgeons in over 60 countries.
In 2001, we sold 7,500,000 shares of common stock in our initial public offering, which generated $84.8 million in net proceeds. In 2002, we sold 3,450,000 shares of common stock in a secondary offering, which generated $49.5 million in net proceeds. In 2007, we issued $200 million of convertible senior notes, which generated net proceeds of $193.5 million.
Orthopaedic Industry
It is estimated that the worldwide orthopaedic industry generated sales of approximately $26 billion in 2007. We believe this figure will grow by approximately 8% annually over the next three years. Seven multinational companies currently dominate the orthopaedic industry, each with approximately $1.7 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as us, to focus on smaller, higher-growth sectors of the orthopaedic market, while still offering a comprehensive product line to address the needs of its customers.
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
The reconstructive joint device market is generally divided into the areas of knees, hips and extremities. It is estimated that the worldwide reconstructive joint device market had sales of approximately $10.5 billion in 2007, with hip reconstruction and knee reconstruction representing the largest sectors.
Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. Knee reconstruction was the largest sector of the reconstructive joint device market in 2007, with estimated sales of approximately $5.3 billion worldwide.
One of the major trends in knee reconstruction includes the use of alternative surface materials to extend the implant’s life and increase conservation of the patient’s bone to minimize surgical trauma and accelerate recovery. Our BIOFOAM™ material is a 70% porous material which provides a trabecular structure that acts as an interface for bone ingrowth. The microstructure of our BIOFOAM™ material is designed to allow rigid fixation for faster biological attachment. This material made its debut on the ADVANCE® BIOFOAM™ Tibial Base, and will eventually be incorporated into a number of our products spanning from hip arthroplasty to foot and ankle reconstruction.
Hip Reconstruction. The hip joint is a ball-and-socket joint which enables the wide range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This degeneration causes pain, stiffness and a reduction in hip mobility. It is estimated that the worldwide hip reconstruction market had sales of approximately $4.7 billion in 2007.
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
Extremity Reconstruction. Extremity reconstruction involves implanting devices to replace or reconstruct injured or diseased joints such as the finger, toe, wrist, elbow, foot, ankle and shoulder. It is estimated that the extremity reconstruction market had sales of approximately $530 million worldwide in 2007. Major trends in extremity reconstruction include unique distal radius (wrist) and foot and ankle fixation devices.
Biologics Market
The biologics market is one of the fastest growing sectors of the orthopaedic market. Biologics products use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone and to repair damaged tissue. These products stimulate the body’s natural regenerative capabilities to minimize or delay the need for invasive implant surgery, replace damaged or diseased bone and provide other biological solutions for surgeons and their patients.
Biologics products are used in spinal fusions, trauma fractures, joint replacements and cranio-maxillofacial procedures and represent an alternative solution to autograft, a procedure that involves harvesting a patient’s own bone or soft tissue. Currently, there are three main types of biological bone grafting products, which are osteoconductive, osteoinductive and combined osteoconductive/osteoinductive, referring to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not trigger new bone growth, whereas osteoinductive materials induce bone growth. Other biologics products enable the repair of soft tissue. These products provide favorable microenvironments for quick revascularization and cell proliferation. Excluding viscosupplements, tissue processing services and bonemorphogenic protein, it is estimated that the biologics market generated sales of $1.7 billion worldwide in 2007.
Government Regulation
United States
Our products are strictly regulated by the United States Food and Drug Administration (FDA) under the Food, Drug, and Cosmetic Act (FDC Act). Some of our products are also regulated by state agencies. FDA regulations and the requirements of the FDC Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of our medical device products. Our tissue-based products are subject to FDA regulations, the National Organ Transplant Act (NOTA), and various state agency regulations. We are an accredited member of the American Association of Tissue Banks (AATB).
Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either a premarket notification under Section 510(k) of the FDC Act or the approval of a premarket approval (PMA) application. The FDA typically grants a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It generally takes approximately three months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a 510(k) is not appropriate or that substantial equivalence has not been shown and, as a result, will require a PMA application.
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

Most of our products are FDA cleared through the 510(k) premarket notification process. We have conducted clinical trials to support some of our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. In particular, the FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA, European Union, and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based tissue-containing products, which are principally derived from human cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or a biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing, and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission, or spread of communicable diseases to recipients. Clinical data or review of safety and efficacy are not required before the tissue can be marketed. However, if it is considered a medical device, or a biologic drug, then FDA clearance or approval is required.
In addition to granting approvals for our products, the FDA and international regulatory authorities periodically inspect us for compliance with regulatory requirements that apply to our operations. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA periodically inspects device and drug manufacturing facilities in the U.S. in order to assure compliance with applicable quality system regulations.
Further, we are subject to various federal and state laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government health care programs. The scope of these laws and related regulations are expanding and their interpretation is evolving. There is very little precedent related to these laws and regulations. Increased funding for enforcement of these laws and regulations has resulted in greater scrutiny of marketing practices in our industry and resulted in several government investigations by various government authorities. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees, could be subject to criminal and civil sanctions, including exclusion from participation in federal health care reimbursement programs.
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
All of our products sold internationally are subject to certain foreign regulatory approvals. In order to market our product devices in the member countries of the European Union (EU), we are required to comply with the European Medical Devices Directives and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Under the European Medical Devices Directives, all medical devices including active implants must qualify for CE marking. We also are required to comply with other foreign regulations, such as obtaining Ministry of Health Labor and Welfare (MHLW) approval in Japan, Health Protection Branch (HPB) approval in Canada, and Therapeutic Goods Administration (TGA) approval in Australia.

Products
We operate as one reportable segment, offering products in four primary market sectors: knee reconstruction, hip reconstruction, extremity reconstruction and biologics. Sales in each of these markets represent greater than 15% of our consolidated revenue. Detailed information on our net sales by product line can be found in Note 18 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Knee Reconstruction
Our knee reconstruction product portfolio strategically positions us in the areas of total knee reconstruction, revision replacement implants and limb preservation products. These products provide the surgeon with a continuum of treatment options for improving patient care. We differentiate our products through innovative design features that reproduce movement and stability, resulting in products that more closely resemble a healthy knee. Additionally, we provide a broad array of surgical instrumentation to accommodate surgeon and patient preference for both open surgery and minimally invasive surgery (MIS). MIS or less invasive surgery has gained momentum recently due to the smaller incision and minimal disruption of soft tissues, which can significantly reduce recovery times. Faster recovery and rehabilitation times are important to the growing market of younger, more active patients who want a quick return to their active lifestyles. The MIS surgical instrumentation is not only tissue sparing but more accurate and can be used to perform traditional/open surgery procedures as well. This is important for surgeons because not every patient clinically qualifies for the MIS surgical technique and they can standardize with one set of instruments regardless of open surgery or MIS surgical technique. Additionally, due to the difficulties of cementing techniques in small incisions, cementless implants have also gained momentum in MIS. We are utilizing our cementless implant history and expertise to provide surgical solutions for this growing opportunity.
Recently, certain industry participants have heightened their focus on providing knee product offerings that offer better size-specificity to patients, with the intent of improving patient outcomes longer-term as a result of improved implant fit. During 2007, we expanded the number of sizing options for our primary knee product line as part of a stature-specific approach to patient treatment. Our ADVANCE® STATURE™ femoral components are designed to accommodate those male or female femora with a larger front to back dimension than side to side. This helps ensure that patients will receive the best implant fit possible.
During 2008, we anticipate the full launch of our ADVANCE® BIOFOAM™ Cancellous Titanium Tibial Base, which features proprietary bone-like titanium with a roughened texture for cementless fixation of the implant. BIOFOAM™ titanium also features a trabecular structure intended to mimic bone and contribute to bone in-growth. Cementless fixation is a growing trend in knee reconstruction due to younger patients resulting from active lifestyles and increased body weight. Cementless knees may have longer survivorship than cemented designs. One of the most important requirements to achieving solid bone in-growth in a cementless knee is immediate, rigid fixation of the implant to the bone. The rough surface of BIOFOAM™ titanium is designed to “bite” into bone and enhance fixation.
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
Our ADVANCE® double-high knee tibial insert is designed to address the needs of surgeons who desire to retain the posterior cruciate ligament (PCL) and maintain medial-pivoting kinematics. The insert design addresses an adverse phenomenon, known as paradoxical motion that often occurs with other PCL retaining knee systems. In general, total knee systems are designed to be used either with or without the patient’s PCL. Most knee implant designs used with the PCL are based on the theory that the ligament will provide stability and increased flexion. Due to the phenomenon of paradoxical motion, however, small amounts of uncontrolled sliding can occur between the replaced femoral and tibial surfaces. This movement prevents the prosthetic knee from flexing in a stable, consistent manner like a normal knee and can result in abnormal gait and reduced flexion. The ADVANCE® double-high knee component, like the ADVANCE® medial-pivot, is designed to prevent paradoxical motion through medial-pivoting articulation designed to provide stability and maximize PCL function.
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
The CONSERVE® family of products incorporates anatomically-replicating large diameter bearings, led recently by the A-CLASS® advanced metal technology. This new patent-pending metal-on-metal articulation has undergone extensive laboratory tests which suggest that over the life of the implant, this advanced surface technology will result in significantly less wear than traditional metal-on-metal hip implants. This new innovation is coupled with our BFH® technology, which is designed to reduce rates of post-operative hip dislocation.
We continue to invest in pioneering approaches to tissue sparing hip replacement. The PATH® MIS technique offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.
The PROFEMUR® patented modular neck systems allow surgeons to carefully adjust and fine-tune implant positioning during surgery. If a surgeon requires a change in leg length, offset or version, the PROFEMUR® hip system conveniently allows these options, as all of these options can be changed after the hip stem is in place. Our principal PROFEMUR® stem offerings which provide this innovative modularity include our PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® LX, PROFEMUR® Tapered, PROFEMUR® RAZ, PROFEMUR® TL and the PROFEMUR® RENAISSANCE® stems. These stems represent the vast majority of popular stem philosophies in the current marketplace.
The DYNASTY® Acetabular System offers surgeons the benefit of our BFH® technology both in metal-on-metal and metal-on-cross-linked poly options with the added benefit of screw fixation. Screw fixation of sockets is sometimes needed in the case of poor bone quality. The DYNASTY® system is based on the long track record of the LINEAGE® Acetabular System, which offers ceramic, metal and cross-linked poly bearings.
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

Extremity Reconstruction
We offer extremity products for foot and ankle and upper extremity in a number of markets worldwide. Some of our extremity implants have many years of successful clinical history. We believe we are one of the recognized leaders in foot and ankle surgical products, radial head repair, finger and toe implants and minimally invasive wrist fracture fixation.
Our CHARLOTTE™ foot and ankle system is a comprehensive offering of fixation products for foot and ankle surgery, and includes products that feature advanced design elements for simplicity, versatility and high performance. The CHARLOTTE™ foot and ankle system offers a complete range of options for the most common foot and ankle surgical needs. Adding to the CHARLOTTE™ portfolio, in 2006, we introduced the first ever locking compressing plate designed for corrective foot surgeries. The CLAW® plate allows surgeons to dial in the length of screw and amount of compression to the fusion site, a strong advantage over traditional staples.
Our DARCO® plating systems were designed to address the specific needs of reconstructive foot and ankle surgery. The DARCO® MFS plating system for the forefoot and the DARCO® MRS plating system for the rearfoot have been designed to take advantage of the many benefits of fixed-angle, locked screw fixation. Every screw hole in every plate may receive either a locked or a non-locked screw, at the surgeon’s discretion. The holes are aligned to provide optimal screw purchase through screw convergence, and the individual plate geometries vary to suit specific surgical indications.
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
The LOCON-T® and LOCON®-VLS distal radius plating systems provide surgeons with anatomically designed, stainless steel plates used in the repair of distal radial fractures. In designing both plating systems, we utilized thin, high-strength stainless steel with low profile screws, which have been demonstrated clinically to lessen potential for tendon irritation and/or rupture, which are complications that historically have resulted from this type of surgical repair.
Our MICRONAIL® intramedullary wrist fracture repair system is a next-generation MIS treatment for distal radius fractures that provides immediate fracture stabilization with minimal soft tissue disruption. The result is rapid recovery of hand and wrist functions. Also, as the product is implanted within the bone, it has no profile, thereby removing the potential for tendon irritation or rupture.
The ORTHOSPHERE® carpometacarpal implant for the repair of the basal thumb joint is constructed from implant-grade ceramic, which reduces wear and has favorable biocompatibility compared to other implant materials. By providing an alternative to the harvesting of the patient’s own soft tissues as a spacer for the repaired carpometacarpal joint, the ORTHOSPHERE® carpometacarpal implant reduces morbidity and operating time in appropriately selected patients. We have received FDA 510(k) clearance to also market this device in foot and ankle procedures such as the tarso-metatarsal joint.
Biologics
We offer a broad line of biologics products that are used to replace and repair damaged or diseased bone, tendons and soft tissues, and other biological solutions for surgeons and their patients. These products focus on biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Internationally, we offer bone graft products incorporating antibiotic delivery.
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
GRAFTJACKET® ulcer repair matrix is designed to repair challenging diabetic ulcers of the foot, the primary cause of hospital admissions for all individuals with diabetes. More than two-thirds of the amputations administered each year are performed on individuals with diabetes, often because of difficulties associated with diabetic foot ulcers. GRAFTJACKET® ulcer repair matrix has the ability to reliably repair deep foot wounds, which have a much higher risk of leading to amputation. Unlike some other diabetic foot ulcer products, GRAFTJACKET® ulcer repair matrix generally requires only one application to treat the foot ulcer, reducing the time and cost of treatment.
Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. OSTEOSET® bone graft provides an attractive alternative to autograft, because it facilitates bone regeneration without requiring a painful, secondary bone-harvesting procedure. Additionally, being purely synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue-based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® resorbable bead kit, which is available in mixable powder form. OSTEOSET® 2 DBM graft is a unique bone graft substitute incorporating demineralized bone matrix (DBM) into OSTEOSET® surgical-grade calcium sulfate pellets. These two bone graft materials, each with a long clinical history, provide an ideal combination of osteoinduction (via osteoinductive DBM in OSTEOSET® DBM) and osteoconduction for guided bone regeneration. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product. Our OSTEOSET® T medicated pellets, which contain tobramycin, are currently one of the few resorbable bone void fillers available in international markets for the prevention and treatment of osteomyelitis, an acute or chronic infection of the bone.
ALLOMATRIX® injectable putty combines a high content of DBM with our proprietary surgical grade calcium sulfate carrier. The combination provides an injectable putty with the osteoinductive properties of DBM as well as exceptional handling qualities. Another combination we offer is ALLOMATRIX® C bone graft putty, which includes the addition of cancellous bone granules. The addition of the bone granules increases the stiffness of the material and thereby improves handling characteristics, increases osteoconductivity scaffold and provides more structural support. Our ALLOMATRIX® Custom bone graft putty allows surgeons to customize the amount of bone granules to add to the putty based on its surgical application. Most recently, we introduced ALLOMATRIX® DR graft, which is ALLOMATRIX® putty that has been optimized for application in smaller fractures due to the smaller particle size of its cancellous bone granules and the application-specific volume in which it is marketed.
MIIG® 115 graft is an injectable form of our surgical grade calcium sulfate paste that hardens in the body. MIIG® 115 graft combines the operative flexibility of an injectable substance with the clinically proven osteoconductive properties of our OSTEOSET® material. MIIG® 115 graft is ideally suited for use in non-loaded traumatic fractures such as the distal radius and tibial plateau.
MIIG® X3 high strength injectable graft is a part of the family of MIIG® products for the MIS treatment of bone defects. It is an injectable calcium sulfate that hardens after placement, provides intraoperative support and resorbs over time as it is replaced by new bone. Compared to the MIIG® 115 graft, the principle advantages of the MIIG® X3 graft is that it has 2.6 times greater compressive strength, easier injectability and a longer working time. MIIG® X3 graft has several competitive advantages over injectable calcium phosphate products on the market, including its ability to be drilled or tapped for the placement of final hardware. Additionally, it poses less risk of damage to the joint cartilage upon extravasation (i.e., leakage into the joint space).

MIIG® X3 HiVisc graft is an advanced formulation of MIIG® X3 graft specially designed for management of complex compression fractures. The modified viscosity and extended working time of MIIG® X3 HiVisc Graft reduces the potential for extravasation of material into joint spaces and provides greater operative flexibility to the surgeon for very challenging fractures.
PRO-DENSE® injectable graft launched in the U.S. and select international markets in the third quarter of 2007. PRO-DENSE® injectable graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is three times stronger than the natural surrounding bone at a 13-week time point. Beyond thirteen weeks, the regenerated bone gradually remodels to natural bone strength.
IGNITE® Power Mix kit is a bone repair stimulus that combines calcium sulfate, DBM and autologous bone marrow aspirate (BMA) for the treatment of problem fractures. This combination of materials provides the surgeon and patient with all three critical elements that a bone graft material can offer — an osteoconductive scaffold with both osteoinductive and osteogenic capacity through the use of DBM and BMA, respectively. The IGNITE® Power Mix kit also provides specially-designed instrumentation both to procure BMA and to prepare the fracture site for the grafting procedure using a minimally invasive technique. In 2006, we introduced a mini-Ignite® product for stimulating repair of challenging small bone fractures, such as those of the fifth metatarsal in the foot. We believe this product to be highly synergistic with our CHARLOTTE™ fixation product line.
In early 2007, we announced that we had signed a supply agreement with Regeneration Technologies, Inc., to develop advanced xenograft implants for use in foot and ankle surgeries. We subsequently launched our CANCELLO-PURE™ foot and ankle implant, which provides foot and ankle surgeons with an off-the-shelf, sterile graft that has handling characteristics superior to allograft.
Product Development
Our research and development staff focuses on developing new products in the knee, hip and extremity reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. Research and development expenses totaled $28.4 million, $25.6 million and $22.3 million in 2007, 2006 and 2005, respectively.
In the knee, hip and extremity reconstruction areas, our research and development activities focus on expanding the continuum of products that span the life of implant patients, from early intervention, such as bone-conserving implants, to primary implants, revision replacement implants and limb preservation implants. We continue to explore and develop advanced bearing and fixation surfaces that improve the clinical performance of reconstructive devices, including ceramic-on-ceramic and low-wear metal-on-metal surfaces. Further, we provide minimally invasive, tissue sparing techniques that allow patients to quickly return to work and resume their daily activities.
In 2007, we launched the GLADIATOR® bipolar acetabular system. This system is a significant evolution in the field of bipolar hip implant designs, featuring a unique cross-linked polyethylene bearing surface with an enhanced lock detail. Additionally, the DYNASTY® acetabular cup system was launched in 2007, complementing our CONSERVE® acetabular components. Our DYNASTYTM system is one of the few systems on the market which accepts metal and cross-linked polyethylene bearing surfaces, providing intraoperative flexibility. In the biologics area, we have a variety of research and development projects underway that are designed to further expand our presence in this market. Such projects include developing materials for new biologics applications as well as the integration of biologics products into reconstructive joint procedures and other orthopaedic applications. In 2007, we launched PRO-DENSE® injectable regenerative graft, a progressive new bone graft substitute that has demonstrated unique and highly favorable metaphyseal bone healing properties compared to autograft in pre-clinical studies. As it relates to our extremities line of products, in 2007, we launched the CAROLINATM Jones fracture system for foot and ankle surgery and the CHARLOTTETM 7mm multi-use compression (MUC) screw system. The CAROLINATM system is the first major product designed specifically for treatment of Jones fractures of the fifth metatarsal of the foot. The 7mm MUC screw is a “headless” design capable of producing increased compression values over traditional, headed screw designs.

New products, procedures and techniques that we introduced across all product lines since 2005 include, but are not limited to, the MIIG® HV procedure kit, the GRAFTJACKET® regenerative tissue matrix Maxforce Extreme, the ODYSSEY® minimally invasive knee instruments, the CONSERVE® Total A-CLASS® advanced metal with BFH® technology hip system, the PROFEMUR® RENAISSANCE® hip stem, the CHARLOTTE™ CLAW™ plate, and the A-CLASS® polyethylene liner for the LINEAGE® acetabular hip system, the ADVANCE® STATURE™ femoral components, the GLADIATOR™ bipolar system, the DYNASTY® acetabular cup system, the PROFEMUR® TL stem, the EVOLVE® Proline system, the DARCO® reconstructive foot portfolio, the CHARLOTTE™ 7mm multi-use compression (MUC) screw system, the PRO-DENSE® injectable regenerative graft, the X-REAM™ expandable reamer and the GRAFTJACKET® MAXSTRIP regenerative tissue matrix.
Manufacturing and Quality
We operate a manufacturing facility in Arlington, Tennessee. This facility primarily produces orthopaedic implants and some of the related surgical instrumentation. The majority of our biologics products and surgical instrumentation are produced to our specifications by qualified subcontractors who serve medical device companies.
During 2007, we consolidated our manufacturing operations into one facility and ceased manufacturing operations in Toulon, France. Our production facilities in Arlington are adequate for our present needs, and an expansion is in process in order to meet our needs in the future as our business continues to grow.
We maintain a comprehensive quality system that is certified to the European standards ISO 9001 and ISO 13485 and to the Canadian Medical Devices Assessment System (CMDCAS). We are accredited by the AATB and have registrations with the FDA as a medical device establishment and as a tissue establishment. These certifications and registrations require periodic audits and inspections by various regulatory entities to determine if we have systems in place to ensure our product is safe and effective for its intended use and that we are compliant with applicable regulatory requirements. The quality system exists so that management has the proper oversight, designs are evaluated and tested, production processes are established and maintained and monitoring activities are in place to ensure products are safe, effective and manufactured according to our specifications. Consequently, the quality system provides the way for us to ensure we design and build quality into our products while meeting global requirements.
Supply
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes, silicone elastomer and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. For certain biologics products, we depend on one supplier of DBM and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We maintain adequate stock from these suppliers in order to meet production requirements.
Sales and Marketing
Our sales and marketing efforts are focused primarily on orthopaedic surgeons, who typically are the decision-makers in orthopaedic device purchases. We have established relationships with surgeons, who we believe are leaders in their chosen orthopaedic specialties. These surgeons help us design products to solve some of the most challenging problems facing orthopaedic surgeons today. They also help us train other surgeons in the safe and effective use of our products and help other surgeons perfect new surgical techniques.
We offer clinical symposia and seminars, publish advertisements and the results of clinical studies in industry publications, and offer surgeon-to-surgeon education on our products using our surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on our latest products through our distribution network, our website and brochure mailings.
We sell our products in the U.S. through a sales force of approximately 370 people as of December 31, 2007. This sales force primarily consists of independent, commission-based sales representatives and distributors engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization. Our independent distributors and sales representatives are provided opportunities for product training throughout the year.
We believe that our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to deliver it to the customer. In early 2007, we began an initiative to separate and focus our independent sales representatives in the U.S. as either large joints and upper extremities specialists or foot and ankle specialists, with biologics being sold in all areas.
Our products are marketed internationally through a combination of direct sales offices (subsidiaries) in certain key international markets and distributors in other markets. We have sales offices in France, Italy, the United Kingdom, Belgium, Germany, the Netherlands, Japan and Canada that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa, Latin America and Australia using stocking distribution partners and other distribution arrangements. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2007, through a combination of our direct sales offices and approximately 85 stocking distribution partners, we have approximately 660 international sales representatives that sell our products in over 60 countries.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons (AAOS). This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this three-day event, we display our most recent and innovative products for these surgeons.
Competition
Competition in the orthopaedic device industry is intense and is characterized by extensive research efforts and rapid technological progress. Competitors include major companies in the orthopaedic and biologics industries, as well as academic institutions and other public and private research organizations that continue to conduct research, seek patent protection and establish arrangements for commercializing products that will compete with our products.
The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources and stronger name recognition than we do. Our ability to compete is affected by our ability to:
•	develop new products and innovative technologies;

•	obtain regulatory clearance and compliance for our products;

•	manufacture and sell our products cost-effectively;

•	meet all relevant quality standards for our products and their markets;

•	respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;

•	protect the proprietary technology of our products and manufacturing processes;

•	market our products;

•	attract and retain skilled employees and focused sales representatives; and

•	maintain and establish distribution relationships.
Intellectual Property
We currently own or have licenses to use more than 200 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that are considered important through the use of patents and trade secrets in the U.S. and significant foreign markets. We manufacture and market products both under patents and license agreements with other parties. These patents have a defined life, and expire from time to time.
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
While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others, there can be no assurances that we do not infringe any patents or other proprietary rights held by them. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. We are currently involved in an intellectual property lawsuit with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation. See “Legal Proceedings” for an additional discussion of this lawsuit.
We also rely on trade secrets and other unpatented proprietary technology. There can be no assurances that we can meaningfully protect our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurances, however, that the agreements will not be breached, adequate remedies for any breach would be available or competitors will not discover or independently develop our trade secrets.
Third-Party Reimbursement
In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all of these payors relative to payment of claims. Therefore, reimbursement can be quite different from payor to payor as well as from one region of the country to another. We believe that reimbursement is an important factor in the success of any medical device. Consequently, we seek to obtain reimbursement for all of our products.
Reimbursement in the U.S. depends, in part, upon our ability to obtain FDA clearances and approvals to market our products. Reimbursement also depends on our ability to demonstrate the short-term and long-term clinical and cost-effectiveness of our products from the results obtained from our clinical experience and formal clinical trials. We pursue and present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.
All U.S. and foreign third-party reimbursement programs, whether government funded or insured commercially, are developing increasingly sophisticated methods of controlling health care costs through government-managed health care systems, coverage with evidence development processes, health savings accounts, prospective reimbursement and capitation programs, group purchasing, redesign of benefits, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs can potentially impact pricing structures and reimbursement for medical devices.
Employees
As of December 31, 2007, we employed approximately 1,050 people in the following areas: 400 in manufacturing, 370 in sales and marketing, 150 in administration and 130 in research and development. We believe that we have an excellent relationship with our employees.
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
The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Business — Government Regulation” for further details on this process. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:
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
We are currently conducting clinical studies of some of our products under an investigational device exemption (IDE). Clinical studies must be conducted in compliance with FDA regulations, or the FDA may take enforcement action. The data collected from these clinical studies will ultimately be used to support market clearance for these products. There is no assurance that the FDA will accept the data from these clinical studies or that it will ultimately allow market clearance for these products.
We are subject to various federal and state laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government health care programs. The scope of these laws and related regulations are expanding and their interpretation is evolving. There is very little precedent related to these laws and regulations. Increased funding for enforcement of these laws and regulations has resulted in greater scrutiny of marketing practices in our industry and resulted in several government investigations by various government authorities. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees, could be subject to criminal and civil sanctions, including exclusion from participation in federal health care reimbursement programs.
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
During the fourth quarter of 2007, we received a subpoena from the DOJ through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. We are cooperating fully with federal authorities with regard to this subpoena. If, as a result of these investigations, we are found to have violated one or more applicable laws, our business, financial condition and results of operations could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we would have to change those practices, which could have a material adverse effect on our business, financial condition and results of operations.
In order to market our product devices in the member countries of the European Union (EU), we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the

European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. In August 2005, a European Medical Devices Directive changed the classification of hip, knee, and shoulder implants from class IIb to class III. The transition period for these changes began September 1, 2007. Upon reclassification to class III, manufacturers will be required to assemble significantly more documentation and submit it to their Notified Body for formal approval prior to affixing the CE mark to their product and packaging. We intend to comply with the European Medical Devices Directive for all of our products manufactured and sold in the EU. However, there can be no assurance that our products will be approved for CE marking in a timely manner or at all.
Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.
We obtained premarket clearance under Section 510(k) of the FDC Act for products we market in the U.S as required. We modified some of our products and product labeling since obtaining 510(k) clearance, but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) modification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA application process. Products that are approved through a PMA application generally need FDA approval before they can be modified. See “Business — Government Regulation.”
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
In addition, for our biologics products, we presently depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2008, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. We cannot be sure that our supply of DBM and CBM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM and CBM will be free from FDA regulatory action impacting their sale of DBM and CBM. Since there is a small number of suppliers, if we cannot continue to obtain DBM and CBM from our current source in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM and CBM on commercially reasonable terms, if at all. This could have the effect of interrupting our business, which could adversely affect our sales.
Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. Sales of our GRAFTJACKET® family of soft tissue repair products have grown to represent a significant portion of our total consolidated net sales. In 2007, a dispute arose between us and the supplier of our GRAFTJACKET® family of soft tissue repair and graft containment products. In this dispute, we asserted our contractual rights to xenograft products that are not currently part of our product offering. The dispute was subject to binding arbitration, and in arbitration it was ruled that we did not have rights to distribute the xenograft product, as this was a future product not covered as part of our supply agreement. These future products may be competitive to our current products, and if so, could impact the future growth of our biologics product line.

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
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, the Netherlands. With respect to the restructuring activities in process, we may experience:
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
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA, European Union, and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing, and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission, or spread of communicable diseases to recipients. Clinical data or review of safety and efficacy are not required before the tissue can be marketed. However, if it is considered a medical device or biologic drug, then FDA clearance or approval is required.
Additionally, our biologics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the National Organ Transplant Act (NOTA). NOTA prohibits the sale of human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue. We currently charge our customers for these expenses. In the future, if NOTA is amended or reinterpreted, we may not be able to charge these expenses to our customers and, as a result, our business could be adversely affected.
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
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of eight direct sales offices and approximately 85 stocking distribution partners, which combined employ approximately 660 sales representatives who sell in over 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For the year ended December 31, 2007 and the year ended December 31, 2006, 39% and 38%, respectively, of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional foreign governmental controls or regulations on orthopaedic implants and biologics products;
•	new export license requirements, particularly related to our biologics products;
•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;
•	a shortage of high-quality international salespeople and distributors;
•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;
•	changes in third-party reimbursement policy that may require some of the patients who receive our implant products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;
•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologics products;
•	work stoppages or strikes in the health care industry, such as those that have affected our operations in France, Canada, Korea and Finland in the past;
•	a shortage of nurses in some of our target markets, particularly affecting our operations in France; and
•	exposure to different legal and political standards due to our conducting business in over 60 countries.
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
In the future, we may become a party to other lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties, pay ongoing royalties, or redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.
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
Further, in 1993, our predecessor company, Wright Medical Technology, Inc. (the Predecessor Company), acquired substantially all of the assets of the large joint orthopaedic implant business from Dow Corning Corporation (DCC). DCC retains liability for matters arising from certain conduct of DCC prior to June 30, 1993. As such, DCC has agreed to indemnify the Predecessor Company against all liability for all products manufactured prior to the acquisition except for products provided under the Predecessor Company’s 1993 agreement with DCC pursuant to which the Predecessor Company purchased certain small joint orthopaedic implants for worldwide distribution. The Predecessor Company was notified in 1995 that DCC, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Predecessor Company in such matters until it received further direction from the bankruptcy court. There are several appeals regarding the confirmed plan of reorganization pending before the U.S. District Court in Detroit, Michigan which have delayed implementation of the plan. There can be no assurance that DCC will indemnify the Predecessor Company or Wright on any claims in the future. Further, neither the Predecessor Company nor Wright maintains insurance for claims arising on products sold by DCC.
If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete, and our business would suffer.
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
In the U.S., health care providers who purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental health care programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products.
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
Our success depends largely upon marketing arrangements with independent sales distributors and sales representatives, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales representatives may terminate their relationships with us or devote insufficient sales efforts to our products. We do not control our independent distributors and they may not be successful in implementing our marketing plans. Our failure to maintain our existing relationships with our independent distributors and sales representatives could have an adverse effect on our operations. Similarly, our failure to recruit and retain additional skilled, independent sales distributors and sales representatives could have an adverse effect on our operations. We have experienced turnover with some of our independent sales distributors in the past, which adversely affected short-term financial results while we transitioned to new independent sales distributors. While we believe these transitions have been managed effectively, similar occurrences could happen in the future with different results which could have a greater adverse effect on our operations than we have previously experienced.
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted. Likewise, if the availability of any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.
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
If a natural or man-made disaster strikes our manufacturing facility, we could be unable to manufacture our products for a substantial amount of time and our sales could decline.
We have principally relied to date on our manufacturing facilities in Arlington, Tennessee, and Toulon, France. During the past year, we have consolidated our manufacturing operations into one facility and ceased operations in Toulon, France. The Arlington facility and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facility may be affected by natural or man-made disasters. In the event our facility is affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Our international net sales were favorably affected by the impact of foreign currency fluctuations totaling approximately $6.1 million in 2007 and unfavorably impacted by $300,000 in 2006. We currently employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred.
Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:
•	demand for products, which historically has been lowest in the third quarter;
•	our ability to meet the demand for our products;
•	increased competition;
•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;
•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
•	changes in pricing policies by us and our competitors;
•	changes in the treatment practices of orthopaedic surgeons;
•	changes in distributor relationships and sales force size and composition;
•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;
•	prevailing interest rates on our excess cash investments;
•	the timing of significant orders and shipments;
•	availability of raw materials;
•	work stoppages or strikes in the health care industry;
•	changes in FDA and foreign governmental regulatory policies, requirements and enforcement practices;
•	changes in accounting policies, estimates, and treatments; and
•	general economic factors.

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
Conversion of our convertible senior notes into common stock could result in dilution to our stockholders.
Our convertible senior notes are convertible at the option of the holder (subject to certain conditions) into shares of our common stock at an initial conversion price of approximately $32.65 per share, subject to adjustment, at any time before close of business on the business day preceeding the maturity date of the notes. Beginning December 6, 2011, we may redeem the notes for cash, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest, if the closing sales price of our common stock has exceeded 140% of the conversion price for at least 20 trading days in any 30-day trading period. In addition, if we experience a fundamental change event, as defined in the note agreement, we may be required to purchase for cash all or a portion of the notes, at a price equal to 100% of the principal amount of the notes plus any unpaid and accrued interest. Additionally, if upon a fundamental change event a holder elects to convert its notes, we may, under certain circumstances, increase the conversion rate for the notes surrendered. All of the above rights are subject to certain limitations imposed by our credit facility. Any issuance of shares as a result of the conversion of the notes would result in dilution to our stockholders.
We may be prohibited from paying the convertible senior notes when they are due, or be unable to raise the funds necessary to repay the notes when due or finance a fundamental change purchase.
At maturity, the entire outstanding principal amount of our convertible senior notes will become due and payable. In addition, upon the occurrence of a fundamental change event, holders of notes may require us to purchase their notes. However, we may not have sufficient funds to repay the notes at maturity or to make the required purchase of the notes.
In addition, our ability to pay the notes at maturity or to purchase the notes upon a fundamental change event may be limited by the terms of other agreements relating to our debt outstanding at the time, including our revolving credit facility, which limits our ability to purchase the notes for cash in certain circumstances. Our revolving credit facility prohibits us from making any cash payments for the purchase of the notes upon the occurrence of a fundamental change event, and hence we may not be able to purchase the notes for cash upon the occurrence of a fundamental change event unless the revolving credit facility is amended to eliminate these restrictions or is no longer outstanding at the time of such required payment. Any of our future debt agreements may contain similar restrictions. Our failure to purchase tendered notes at a time when the purchase is required by the indenture would constitute a default under the indenture, which in turn would constitute an event of default under our revolving credit facility or under the other future agreements governing our indebtedness at such time. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or purchase the notes.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a manufacturing facility, a warehouse, and an administration building with research and development facilities located on more than 50 acres in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement that is automatically renewable through 2049. We may exercise an option to purchase the manufacturing facility from the IDB at a nominal price at any time during the lease term. We lease the warehouse from the IDB under a lease agreement which has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease a portion of the administration building from the IDB under a lease agreement that expires on July 8, 2008. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have prepaid, at any time during the lease term. We own another portion of the administrative building that was built in 2004.
Our production facilities are adequate for our current requirements, but we anticipate the need for an expansion of our Arlington, Tennessee, facilities in the future as we continue to introduce new products and processes and grow our business.
Our international operations include warehouse, sales, research and development and administrative facilities located in several countries. Our primary international warehouse is located in a leased facility in the Netherlands. Our primary international research and development facility is located in leased facilities in Milan, Italy. Our sales offices in France, Italy, the United Kingdom, Germany, Belgium, Japan and Canada also include warehouse and administrative space.
We currently own manufacturing, warehouse and administrative facilities in Toulon, France, which are classified as assets held for sale at December 31, 2007. We expect to sell these facilities within the next 12 months.
Item 3. Legal Proceedings.
From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending, including the matters discussed below, will not have a material adverse effect on our financial position or ongoing results of operations.
Howmedica Osteonics Corp. v. Wright Medical Technology, Inc.
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction. Howmedica has conceded to the court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica has appealed the Markman ruling, and this matter is now on appeal to the U.S. Federal Circuit Court of Appeals. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of December 31, 2007. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
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

	High	Low
Fiscal Year 2007
First Quarter	$23.49	$20.97
Second Quarter	$25.79	$21.82
Third Quarter	$28.51	$23.50
Fourth Quarter	$31.80	$24.80
Fiscal Year 2006
First Quarter	$22.69	$18.54
Second Quarter	$24.80	$19.17
Third Quarter	$24.79	$20.20
Fourth Quarter	$25.09	$22.47
Holders
As of February 15, 2008, there were 198 stockholders of record and an estimated 9,047 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2007 (in thousands):

Number of
securities
	Number of securities		remaining available
	to be issued upon		for future issuance
	exercise	Weighted-average	under equity
	of outstanding options	exercise price of	compensation plans
Plan Category	(in thousands)	outstanding options	(in thousands)
Equity compensation plans approved by security holders	4,428	$23.51	1,068
Equity compensation plans not approved by security holders	—	—	—

Total	4,428	$23.51	1,068

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2002 to December 31, 2007, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2002, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.
Cumulative Total Stockholder Returns
Based on Reinvestment of $100.00 Beginning on December 31, 2002
Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.
© Copyright 2008

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data as of December 31, 2007, 2006, 2005, 2004 and 2003, and for the years then ended, was derived from our consolidated financial statements audited by KPMG LLP. The audited consolidated financial statements as of December 31, 2007, 2006, and 2005, and for the years then ended, are included elsewhere in this annual report. The audited consolidated financial statements as of December 31, 2004 and 2003, and for the years then ended, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations:
Net sales	$386,850	$338,938	$319,137	$297,539	$248,932
Cost of sales (1)	108,407	97,234	91,752	84,251	67,922
Cost of sales — restructuring (2)	2,139	—	—	—	—

Gross profit	276,304	241,704	227,385	213,288	181,010
Operating expenses:
Selling, general and administrative (1)	225,929	192,573	167,365	152,508	129,487
Research and development (1)	28,405	25,551	22,289	18,478	16,237
Amortization of intangible assets	3,782	4,149	4,250	3,889	3,562
Restructuring charges (2)	16,734	—	—	—	—
Acquired in-process research and development costs	—	—	—	—	4,558

Total operating expenses	274,850	222,273	193,904	174,875	153,844

Operating income	1,454	19,431	33,481	38,413	27,166
Interest (income) expense, net	(1,252)	(1,127)	(176)	1,064	1,107
Other expense (income), net (3)	375	(1,643)	237	(74)	(1,060)

Income before income taxes	2,331	22,201	33,420	37,423	27,119
Provision for income taxes	1,370	7,790	12,355	13,401	9,722

Net income	$961	$14,411	$21,065	$24,022	$17,397

Net income per share:
Basic	$0.03	$0.42	$0.62	$0.72	$0.53

Diluted	$0.03	$0.41	$0.60	$0.68	$0.50

Weighted-average number of common shares outstanding — basic	35,812	34,434	33,959	33,391	32,857

Weighted-average number of common shares outstanding — diluted	36,483	35,439	35,199	35,317	34,561

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$229,026	$57,939	$51,277	$83,470	$66,571
Marketable securities	15,535	30,325	25,000	—	—
Working capital	417,817	220,306	196,126	189,803	147,255
Total assets	669,985	409,402	371,810	361,158	322,103
Long-term liabilities	207,820	14,162	15,547	19,870	20,516
Stockholders’ equity	$388,781	$335,824	$292,008	$276,069	$238,318

	Year Ended December 31,
	2007	2006	2005	2004	2003
Other Data:
Cash flow provided by operating activities	$24,424	$29,975	$5,291	$37,365	$40,065
Cash flow used in investing activities	(63,841)	(28,349)	(31,583)	(18,428)	(25,844)
Cash flow provided by (used in) financing activities	209,897	4,646	(5,379)	(2,305)	514
Depreciation	23,522	21,361	17,895	17,278	13,948
Stock-based compensation expense (4)	16,532	13,840	467	1,489	2,068
Amortization of intangible assets	3,782	4,149	4,250	3,889	3,562
Capital expenditures	$35,042	$29,643	$30,356	$18,316	$18,116

(1)	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Cost of sales	$2,046	$854	$12	$68	$107
Selling, general and administrative	12,061	10,766	449	1,364	1,875
Research and development	2,425	2,220	6	57	86

(2)	During the year ended December 31, 2007, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon, France, totaling $18.9 million. See Note 16 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for a detailed discussion of these activities and the associated charges.

(3)	During the year ended December 31, 2006, we recognized a $1.5 million gain related to the sale of an investment.

(4)	Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS123R), which requires stock-based compensation costs to be measured using the grant date fair value and recognized as expense over the related service period. We elected the modified prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, 2007 and 2006 amounts are not comparable to prior years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates. MD&A is organized as follows:
•	Executive overview. This section provides a general description and history of our business, a brief discussion of our principal product lines, significant developments in our business, and the opportunities, challenges and risks we focus on in the operation of our business.

•	Net sales and expense components. This section provides a description of the significant line items in our consolidated statement of operations.

•	Results of operations. This section provides our analysis of and outlook for the significant line items in our consolidated statement of operations.

•	Seasonal nature of business. This section describes the effects of seasonal fluctuations in our business.

•	Restructuring. This section discusses our restructuring activities and the future impact to our business.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

•	Critical accounting estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting estimates, are summarized in Note 2 to our consolidated financial statements in “Financial Statements and Supplementary Data.”
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
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct research and development, manufacturing, warehousing and administrative activities. Outside the U.S., we have research, distribution and administrative facilities in Milan, Italy; distribution and administrative facilities in Amsterdam, the Netherlands; and sales and distribution offices in Canada, Japan and throughout Europe. We market our products in over 60 countries through a global distribution system that consists of a sales force of approximately 1,030 individuals who promote our products to orthopaedic surgeons and hospitals. At the end of 2007, we had approximately 370 independent sales distributors and sales associates in the U.S., and approximately 660 sales representatives internationally, who were employed through a combination of our stocking distribution partners and direct sales offices.
Company History. We were incorporated in November 1999, as a Delaware corporation, and began operations in December 1999, when we acquired majority ownership of our predecessor company, Wright Medical Technology, Inc. in a recapitalization, and immediately thereafter acquired Cremascoli Ortho Holding, S.A., an orthopaedic medical device company headquartered in Toulon, France.
In 2001, we sold 7,500,000 shares of common stock in our initial public stock offering (IPO), which generated $84.8 million in net proceeds. In 2002, we sold 3,450,000 shares of common stock in a secondary offering, which generated $49.5 million in net proceeds.
In 2007, we issued $200 million of Convertible Senior Notes due 2014, which generated net proceeds totaling $193.5 million.

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
Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Our hip joint products include the CONSERVE® family of products, the PROFEMUR® hip system, the LINEAGE® acetabular system, the ANCA-FIT™ hip system, the PERFECTA® hip system and the DYNASTYTM acetabular cup system.
We offer extremity products for the hand, wrist, elbow, shoulder, foot and ankle in a number of markets worldwide. Our principal extremity products include the EVOLVE® modular radial head system, the CHARLOTTE™ foot and ankle system, the DARCO® MFS, DARCO® MRS, and DARCO® FRS locked plating systems, the LOCON-T® and LOCON-VLS® distal radius plating systems and the MICRONAIL® intramedullary wrist fracture repair system. We also sell the SWANSON line of finger and toe joint replacement products and the ORTHOSPHERE® carpometacarpal implant for repair of the basal thumb joint.
Our biologics products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the OSTEOSET® synthetic bone graft substitute, the MIIG® family of minimally invasive, injectable, synthetic bone grafts, and the PRO-DENSE® injectable regenerative graft.
Significant Business Developments. Net sales grew 14% in 2007, totaling $386.9 million, compared to $338.9 million in 2006. Our knee, hip, biologics, and extremity product lines each contributed significantly to our performance in 2007, achieving 9%, 10%, 16% and 38% growth rates, respectively. Our net income decreased to $1.0 million in 2007 from $14.4 million in 2006, primarily as a result of the recognition of $18.9 million ($12.5 million net of taxes) of restructuring charges related to the closure of our Toulon, France operations and the $3.9 million ($2.4 million net of taxes) charge associated with an unfavorable arbitration ruling received in 2007.
In April 2007, we announced the acquisition of the foot and ankle reconstruction assets of Darco International, Inc. (Darco) and the external fixation assets of R&R Medical, Inc. (R&R). In October 2007, we announced the acquisition of the subtalar implant product assets of Koby Ventures Ltd. d/b/a MetaSurg (BIOARCHTM). Each of these acquisitions adds key products to our extremities business. See Note 3 to our consolidated financial statements for further discussion of our acquisitions.
In June 2007, we announced our plans to close our facilities in Toulon, France. During 2007, we recognized $18.9 million of restructuring charges related to this closure, primarily for the impairment of long-lived assets and severance and other termination benefits. See Note 16 to our consolidated financial statements for further discussion of our restructuring charges.
In November 2007, we issued $200 million of Convertible Senior Notes due 2014, which pay interest semiannually at an annual rate of 2.625%. The notes are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. We intend to use the net proceeds of $193.5 million for general corporate purposes, including for acquisitions from time to time.
In November 2007, we received a ruling in a binding arbitration involving a dispute with a former consultant. The arbitrator awarded the former consultant $3.3 million plus interest of $665,000. A detailed discussion of this matter is provided in Note 17 to our consolidated financial statements.

In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) requesting certain documents related to consulting agreements with orthopaedic surgeons. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We intend to cooperate fully with the investigation of the DOJ. We anticipate that we may incur significant expenses related to this inquiry. A detailed discussion of this matter is provided in “Risk Factors” as well as Note 17 to our consolidated financial statements in “Financial Statements and Supplementary Data.”
During 2007, our domestic extremity business experienced year-over-year growth, totaling 31% for the full year, as a result of the continued success of our CHARLOTTE™ foot and ankle system and the product sales from our acquisitions noted above. We anticipate that growth within our domestic extremities business will continue to increase, as sales of our CHARLOTTE™ and DARCO® products continue to increase and as we continue to expand our extremity product offerings.
Our international sales increased by 18% during 2007 as compared to 2006. Increased sales are attributable to growth in Japan and certain geographic regions within our European operations, most significantly in Germany, due to the Darco acquisition, and the Middle East and Africa regions. Additionally, our 2007 international sales included a $6.1 million favorable currency impact compared to 2006.
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
Cost of sales. Our cost of sales consists primarily of direct labor, allocated manufacturing overhead, raw materials and components, non-cash stock-based compensation, charges incurred for excess and obsolete inventories, royalty expenses associated with licensing technologies used in our products or processes and certain other period expenses.
Cost of sales — restructuring. These expenses primarily consist of in-process inventories in our Toulon, France, manufacturing facility that were written off, as well as other unfavorable manufacturing expenses in the Toulon facility that were expensed as period costs in accordance with FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4.
Selling, general and administrative. Our selling, general and administrative expenses consist primarily of salaries, sales commissions, royalty and consulting expenses associated with our medical advisors, marketing costs, facility costs, legal settlements and judgments and the related costs, non-cash stock-based compensation, other general business and administrative expenses and depreciation expense associated with reusable surgical instruments that are used to implant our products.
Research and development. Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products.

Amortization of intangible assets. Our intangible assets consist of purchased intangibles related to completed technology, distribution channels, trademarks, product licenses, customer relationships and non-compete agreements. We amortize intangible assets over periods ranging from one to 15 years.
Interest income, net. Interest income, net, consists primarily of income generated by our invested cash balances and investments in marketable securities, offset by interest expense on our recently issued convertible senior notes, borrowings outstanding under our previous senior credit facility, capital lease agreements and certain of our factoring agreements, as well as non-cash expenses associated with the amortization of deferred financing costs resulting from the origination of our current and previous senior credit facilities.
Provision for income taxes. We record provisions for income taxes on earnings generated by both our domestic and international operations. Historically, our effective tax rates have varied from our statutory tax rates primarily due to research and development credits, changes in estimates related to our valuation allowances recorded against our net deferred tax assets, and, beginning in 2006, the recognition of non-cash stock-based compensation expense, a significant portion of which may not be deductible under U.S. and foreign tax regulations.
Results of Operations
Comparison of the year ended December 31, 2007 to the year ended December 31, 2006
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Net sales	$386,850	100.0%	$338,938	100.0%
Cost of sales	108,407	28.0%	97,234	28.7%
Cost of sales — restructuring	2,139	0.6%	—	—

Gross profit	276,304	71.4%	241,704	71.3%
Operating expenses:
Selling, general and administrative	225,929	58.4%	192,573	56.8%
Research and development	28,405	7.3%	25,551	7.5%
Amortization of intangible assets	3,782	1.0%	4,149	1.2%
Restructuring charges	16,734	4.3%	—	—

Total operating expenses	274,850	71.0%	222,273	65.6%

Operating income	1,454	0.4%	19,431	5.7%

Interest income, net	(1,252)	(0.3)%	(1,127)	(0.3)%
Other expense (income), net	375	0.1%	(1,643)	(0.5)%

Income before income taxes	2,331	0.6%	22,201	6.6%
Provision for income taxes	1,370	0.4%	7,790	2.3%

Net income	$961	0.2%	$14,411	4.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2007	2006	Change
Hip products	$134,251	$122,073	10.0%
Knee products	102,334	94,079	8.8%
Biologics products	76,029	65,455	16.2%
Extremity products	62,302	45,044	38.3%
Other	11,934	12,287	(2.9)%

Total net sales	$386,850	$338,938	14.1%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2007 and 2006:

2007	2006

Net sales. Our net sales growth in 2007 was attributable to the growth in each of our primary product lines, led by our extremities product line, which increased by 38% over 2006. Geographically, our domestic net sales totaled $235.7 million in 2007 and $211.0 million in 2006, representing approximately 61% and 62% of total net sales in each year, respectively, and a 12% increase over 2006. Our international net sales totaled $151.1 million in 2007, an 18% increase as compared to net sales of $127.9 million in 2006. Our 2007 international net sales included a favorable foreign currency impact of approximately $6.1 million when compared to 2006 net sales, principally resulting from the 2007 performance of the euro against the U.S. dollar. The remaining increase in international sales is attributable to continued growth in Asia and certain European markets, which were partially offset by declines in France and Italy.
Our hip product sales totaled $134.3 million in 2007, representing a 10% increase over 2006. Our international markets were the primary driver of this growth, posting an 18% increase over 2006, led by sales in our Asian markets, most notably in Japan. Further contributing to the international sales increase is our European business, particularly in those markets where we launched market expansion initiatives in 2006. Domestic hip sales increased 3% in 2007, driven by increased unit sales of our PROFEMUR® line of primary stems featuring our innovative neck modularity and our CONSERVE® Total Implant with BFH® Technology. Our international hip sales include a $2.7 million favorable currency impact compared to 2006.
Sales of our knee products totaled $102.3 million in 2007, representing growth of 9% over 2006. Year-over-year growth in our ADVANCE® knee systems in both our international and domestic markets, which totaled 19% and 11%, respectively, was partially offset by declines across our other, more mature knee product offerings. Our international knee sales include a $1.4 million favorable currency impact compared to 2006.

Net sales of our biologics products totaled $76.0 million in 2007, which represents a 16% increase over 2006. Domestic biologics sales increased 15% in 2007 as compared to prior year, primarily driven by our GRAFTJACKET® tissue repair and containment membranes, which increased in both unit sales and average selling price. Additionally, sales of our PRO-DENSE® injectable regenerative graft, which was launched during the third quarter of 2007, further contributed to this increase. International biologics sales increased by 22% over prior year, primarily attributable to the continued success of our market expansion initiatives in certain European regions.
Our extremity product sales increased to $62.3 million in 2007, representing growth of 38% over 2006. This year-over-year growth was primarily driven by the continued success of our CHARLOTTE™ Foot and Ankle system and sales of our DARCO® plating systems after the second quarter acquisition. Our domestic and international extremity product sales increased 31% and 69%, respectively, over 2006. Product sales from the 2007 acquisitions contributed approximately 15 and 41 percentage points of growth to domestic and international extremity net sales, respectively, in 2007.
Looking ahead to 2008, we anticipate growth in both our international markets and our domestic business, as we continue to see the positive results of our 2007 acquisitions and as the strength of our current product portfolio combines with our anticipated product launches in 2008.
Cost of sales. In 2007, our cost of sales as a percentage of net sales decreased from 28.7% in 2006 to 28.0% in 2007. This decrease is attributable to manufacturing efficiencies in 2007, which were partially offset by unfavorable shifts in our sales mix. Our cost of sales included 0.5 percentage points and 0.3 percentage points of non-cash, stock-based compensation expense in 2007 and 2006, respectively. Additionally, our 2007 cost of sales included 0.1 percentage points of non-cash inventory step-up amortization associated with our acquisitions in 2007. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.
Cost of sales — restructuring. In 2007, we recorded $2.1 million (0.6% of net sales) of charges associated with the closure of our manufacturing facility in Toulon, France, for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 58.4% in 2007, a 1.6 percentage point increase from 56.8% in 2006. Our 2007 selling, general and administrative expenses include approximately $3.3 million (0.8% of net sales) of charges associated with an unfavorable arbitration ruling related to a dispute with a former consultant. In addition, we recognized $12.1 million (3.1% of net sales) of non-cash, stock-based compensation expense compared to $10.8 million (3.2% of net sales) in 2006. The remaining increase in selling, general and administrative expenses in 2007 is attributable to increased investments in sales and marketing initiatives, higher levels of cash incentive compensation, expenses associated with our 2007 acquisitions and increased depreciation expense.
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
Research and development. Our investment in research and development activities represented 7.3% of net sales in 2007, as compared to 7.5% in 2006. Non-cash, stock-based compensation expense of $2.4 million (0.6% of net sales) was recorded in 2007 compared to $2.2 million (0.7% of net sales) recorded in 2006. Although our investment increased in absolute dollars for higher levels of spending in product development and clinical, regulatory and pre-clinical studies, our business expanded at a higher rate.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we increase our product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.

Amortization of intangible assets. Non-cash charges associated with amortization of intangible assets totaled $3.8 million in 2007, as compared to $4.1 million in 2006. The decrease is attributable to assets which became fully amortized, mostly offset by amortization for intangible assets associated with our 2007 acquisitions. Based on the intangible assets held at December 31, 2007, we expect to amortize approximately $3.8 million in 2008, $3.3 million in 2009, $750,000 in 2010, $710,000 in 2011 and $580,000 in 2012.
Interest income, net. Interest income, net, totaled $1.3 million and $1.1 million during 2007 and 2006, respectively. Interest income, net, consisted of interest expense of $1.8 million during both 2007 and 2006. This interest expense was offset by interest income of $3.1 million and $2.9 million during 2007 and 2006, respectively, generated by our invested cash balances and investments in marketable securities.
We anticipate increased interest expense in 2008 due to our November 2007 issuance of $200 million of convertible senior notes, which may be offset by additional interest income from the portion of net proceeds which are currently invested in interest-bearing accounts. The amounts of interest income we realize in 2008 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other expense (income), net. Other expense (income), net, totaled $375,000 of expense during 2007 compared to $1.6 million of income during 2006. Other income for 2006 includes a gain of $1.5 million related to the sale of an investment.
Provision for income taxes. We recorded tax provisions of $1.4 million and $7.8 million in 2007 and 2006, respectively. Our effective tax rate for 2007 and 2006 was 58.8% and 35.1%, respectively. Our effective tax rate in both 2007 and 2006 includes the unfavorable impact of non-cash, stock-based compensation expenses recorded under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), a significant portion of which may not be deductible under U.S. and foreign tax regulations and therefore, does not benefit our current period tax provision. Our 2007 effective tax rate includes the impact of the discrete tax effect of the restructuring charges, which increased our effective tax rate by 22 percentage points. Our 2006 effective tax rate includes a $1.1 million benefit that was realized upon the resolution of certain foreign tax matters.
Comparison of the year ended December 31, 2006 to the year ended December 31, 2005
Introduction. Effective January 1, 2006, we adopted the provisions of SFAS 123R. We elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, our results of operations during 2006 are not comparable to our 2005 results. We recorded approximately $13.8 million ($10.9 million net of taxes) of non-cash, stock-based compensation expense during the year ended December 31, 2006. See Note 14 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation expense. We also discuss the effect of stock-based compensation on certain individual line items in our consolidated statement of operations below.

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Net sales	$338,938	100.0%	$319,137	100.0%
Cost of sales	97,234	28.7%	91,752	28.8%

Gross profit	241,704	71.3%	227,385	71.2%
Operating expenses:
Selling, general and administrative	192,573	56.8%	167,365	52.4%
Research and development	25,551	7.5%	22,289	7.0%
Amortization of intangible assets	4,149	1.2%	4,250	1.3%

Total operating expenses	222,273	65.6%	193,904	60.8%

Operating income	19,431	5.7%	33,481	10.5%

Interest income, net	(1,127)	(0.3)%	(176)	(0.1)%
Other (income) expense, net	(1,643)	(0.5)%	237	0.1%

Income before income taxes	22,201	6.6%	33,420	10.5%
Provision for income taxes	7,790	2.3%	12,355	3.9%

Net income	$14,411	4.3%	$21,065	6.6%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2006	2005	Change
Hip products	$122,073	$109,267	11.7%
Knee products	94,079	94,073	0.0%
Biologics products	65,455	62,358	5.0%
Extremity products	45,044	40,594	11.0%
Other	12,287	12,845	(4.3)%

Total net sales	$338,938	$319,137	6.2%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2006 and 2005:

2006	2005

Net sales. Our net sales growth in 2006 was primarily attributable to the continued growth in our hip product line, which grew 12% over 2005, as well as increases in our extremities and biologics product lines, which grew 11% and 5%, respectively. Geographically, our domestic net sales totaled $211.0 million in 2006 and $197.5 million in 2005, representing approximately 62% of total net sales in both years, and growth of 7%. Our international net sales totaled $127.9 million in 2006, a 5% increase as compared to net sales of $121.6 million in 2005. This increase in international sales is attributable to increased sales in Japan and market expansion initiatives launched in certain regions within our European operations during 2006, which were partially offset by declines in France.
From a product line perspective, our net sales growth for 2006 was attributable to increases in sales across three of our four principal product lines. For 2006, we experienced growth of 12%, 11% and 5% in our hip, extremity and biologics product lines, respectively. Our knee product line sales were flat in 2006 as compared to 2005. During 2006, our hip sales growth was attributable primarily to success in domestic markets, specifically driven by our CONSERVE® total implant with BFH® technology and our PROFEMUR® line of primary stems featuring our innovative neck modularity. The growth of our extremity business in 2006 was primarily attributable to increased unit sales of our CHARLOTTE™ foot and ankle system and our MICRONAIL® intramedullary wrist fracture repair system. The increase in our biologics business was primarily driven by performance in our international business, specifically where we launched our market expansion initiatives in our European operations.
Cost of sales. Our cost of sales as a percentage of net sales decreased from 28.8% in 2005 to 28.7% in 2006. Cost of sales in 2006 included approximately 0.3 percentage points of non-cash, stock-based compensation expense, while cost of sales in 2005 included $1.5 million (0.5% of net sales) of charges to write down inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe.
Operating expenses. Our total operating expenses increased, as a percentage of net sales, by 4.8 percentage points to 65.6% in 2006. Operating expenses include selling, general and administrative expenses, research and development expenses and amortization of intangibles. The increase in operating expenses was attributed primarily to the recognition of non-cash, stock-based compensation in accordance with SFAS 123R. We recorded $13.0 million (3.8% of net sales) of non-cash, stock-based compensation expense within operating expenses, as compared to $455,000 (0.1% of net sales) in 2005. Further contributing to this increase was increased investments in sales and marketing initiatives, higher levels of cash incentive compensation and increased depreciation expense.
Interest income, net. Interest income, net, totaled approximately $1.1 million and $176,000 during 2006 and 2005, respectively. This increase was mostly due to higher levels of interest income generated from our investment in marketable securities, as 2006 included a full year of those investments.
Provision for income taxes. Our effective tax rate for 2006 and 2005 was 35.1% and 37.0%, respectively, which reflects the impact of the resolution of certain foreign tax matters in 2006, offset by the unfavorable impact of non-cash, stock-based compensation expenses recorded under the provisions of SFAS 123R, a significant portion of which may not be deductible under U.S. and foreign tax regulations and therefore does not benefit our current period tax provision. The remaining decrease was driven by increased interest income generated from our tax-free investments.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons (AAOS). This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this three-day event, we display our most recent and innovative products to these surgeons.

Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $23 million to $25 million, of which we have recognized $18.9 million during 2007. We believe that we will see the benefits from this restructuring within selling, general and administrative expenses beginning in 2008 and within cost of sales beginning in 2009. See Note 16 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2007	2006
Cash and cash equivalents	$229,026	$57,939
Short-term marketable securities	15,535	30,325
Working capital	417,817	220,306
Line of credit availability	97,100	100,000
At December 31, 2007, we have invested $15.5 million of our excess cash balance in short-term marketable debt securities in order to increase our rate of return. Specifically, our investments in marketable securities at December 31, 2007, are available for redemption through an auction process every 21 or 49 days from initial purchase, and are considered trading securities. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these investments will have an impact on our overall liquidity position. As of the date of filing, we have liquidated all of these investments into cash equivalents.
Operating Activities. Cash provided by operating activities totaled $24.4 million in 2007, as compared to $30.0 million in 2006 and $5.3 million in 2005. The decrease in cash provided by operating activities in 2007, compared to 2006, is primarily attributable to lower levels of profitability in the current year due to restructuring charges, which was partially offset by changes in working capital, as explained below.
Our investment in marketable securities decreased during 2007, as a portion of the invested balance was used to pay for our recent acquisitions. Accrued expenses increased, primarily due to liabilities recorded associated with our restructuring charges. Our inventory balance has increased due to safety stock that was built in connection with the announcement of our plans to close our Toulon, France manufacturing facilities, as well as inventory built in preparation for product launches and to support higher levels of sales. Finally, the increase of our accounts receivable balance is attributable to higher levels of sales in international markets that typically have longer collection terms.
The increase in cash provided by operating activities in 2006 compared to 2005 is primarily attributable to $25 million of cash used as a result of net changes in our marketable securities balances during 2005, as compared to $5.3 million used in 2006. Lower levels of cash tax payments for U.S. federal income taxes further contributed to the increase in operating cash flow for 2006 compared to 2005.
Investing Activities. Our capital expenditures totaled $35.0 million in 2007, $29.6 million in 2006 and $30.4 million in 2005. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures of approximately $40 million for 2008 for routine capital expenditures, as well as approximately $18 million for the planned expansion of facilities in Arlington, Tennessee.
We invested $28.8 million in acquisitions of businesses and intellectual property during 2007. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property and are, therefore, unable to predict the timing of future purchases.
Financing Activities. During 2007, we issued $200 million of Convertible Senior Notes due 2014, which generated net proceeds of $193.5 million. The notes pay interest semiannually at an annual rate of 2.625%. The notes are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. We will make scheduled interest payments in 2008 related to the notes totaling $5.3 million.
Additionally, proceeds of $17.3 million were generated from the issuance of common stock under our stock-based compensation plans.
During 2007, we made approximately $1.1 million in principal payments related to our long-term capital lease obligations. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our consolidated statements of cash flows. The proceeds received under these agreements in 2007, 2006 and 2005 totaled $3.6 million, $5.6 million and $8.0 million, respectively. These proceeds were offset by payments for factored receivables collected of $7.1 million, $5.7 million and $9.2 million in 2007, 2006 and 2005, respectively. We recorded obligations of $674,000 and $3.9 million for the amount of receivables factored under these agreements as of December 31, 2007 and 2006, respectively, which are included within “Accrued expenses and other current liabilities” in our consolidated balance sheet.
In 2008, we will make continued payments under our long-term capital leases, including interest, of $592,000, and we will make scheduled interest payments under our convertible senior notes of $5.3 million. We anticipate that our factoring program in Italy will continue; however, the level and extent of the amounts factored under the agreement and the ultimate amount of proceeds received under the program cannot be predicted.
On December 31, 2007, after considering outstanding letters of credit, our revolving credit facility had available borrowing capacity of $97.1 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0.0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 7.25%.

Contractual Cash Obligations. At December 31, 2007, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2008	2009 - 2010	2011 - 2012	After 2012
Amounts reflected in balance sheet:
Capital lease obligations(1)	$1,065	$592	$465	$8	$—
Convertible senior notes(2)	200,000	—	—	—	200,000

Amounts not reflected in balance sheet:
Operating leases	17,996	8,052	7,218	1,733	993
Interest on convertible senior notes(3)	36,750	5,250	10,500	10,500	10,500
Purchase obligations	3,087	—	2,058	1,029	—
Royalty and consulting agreements	4,470	692	1,184	1,084	1,510

Total contractual cash obligations	$263,368	$14,586	$21,425	$14,354	$213,003

(1)	Payments include amounts representing interest.

(2)	Represents long-term debt payment provided holders of the convertible senior notes do not exercise the option to convert each $1,000 note into 30.6279 shares of our common stock. Our convertible senior notes are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(3)	Represents interest on convertible senior notes payable semiannually with an annual interest rate of 2.625%.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2007. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2007. These future payments are subject to foreign currency exchange rate risk. In accordance with accounting principles generally accepted in the U.S., our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 17 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Our purchase obligations reflected in the table above consist of minimum purchase obligations related to certain supply agreements. The royalty and consulting agreements in the above table represent minimum payments under non-cancelable contracts with consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2007. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 17 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
In addition to the contractual cash obligations discussed above, all of our domestic sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to other royalties earned based on product sales. Additionally, additional cash payments of up to $4 million may be made related to our R&R and BIOARCH™ acquisitions based upon future financial performance of the acquired assets. Further, under our factoring agreement in Italy, our liability for cash proceeds received of $674,000 discussed in “Financing Activities” may be subject to repayment upon 15 days notice. None of these amounts are included in the table above.

Additionally, as of December 31, 2007, we had $6.2 million of unrecognized tax benefits recorded within “Other liabilities” on our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 11 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2001, we completed our IPO of 7,500,000 shares of common stock, which generated $84.8 million in net proceeds. In 2002, we completed a secondary offering of 3,450,000 shares of common stock, which generated $49.5 million in net proceeds. In 2007, we issued $200 million of Convertible Senior Notes due 2014, which generated net proceeds totaling $193.5 million.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $229.0 million, our marketable securities balance of $15.5 million and our existing available credit line of $97.1 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2008 of approximately $58 million and meet our contractual cash obligations in 2008.
Critical Accounting Estimates
All of our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.” However, certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
Revenue recognition. Our revenues are primarily generated through two types of customers, hospitals and stocking distributors, with the majority of our revenue derived from sales to hospitals. Our products are primarily sold through a network of independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We record revenues from sales to hospitals when the hospital takes title to the product, which is generally when the product is surgically implanted in a patient.
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

Approximately $252,000 and $175,000 of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2007 and 2006, respectively.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $560,000 and $350,000 are included as a reduction of accounts receivable at December 31, 2007 and 2006, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
Allowances for doubtful accounts. We experience credit losses on our accounts receivable and accordingly, we must make estimates related to the ultimate collection of our accounts receivable. Specifically, we analyze our accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continuous collection efforts.
We believe that the amount included in our allowance for doubtful accounts has been a historically accurate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly and as such, additional allowances may be required in future periods. Our accounts receivable balance was $83.8 million and $72.5 million, net of allowances for doubtful accounts of $5.2 million and $2.9 million, at December 31, 2007 and 2006, respectively.
Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory on a first-in, first-out (FIFO) basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our forecast of product demand and production requirements for the next twenty-four months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Charges incurred for excess and obsolete inventory were $6.6 million, $6.5 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2005, we incurred approximately $1.5 million in charges within cost of sales to write down inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe.
Additionally, in 2007, we recorded charges of $2.1 million associated with the closure of our manufacturing facility in Toulon, France for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity.
Goodwill and long-lived assets. We have approximately $28.2 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have only one reporting unit for purposes of evaluating goodwill for impairment. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting unit using projections of future cash flows. We performed our annual impairment test during the fourth quarter of 2007 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
In 2007, we recognized an impairment charge of $3.2 million for our property, plant, and equipment at our Toulon, France facilities. This impairment charge consisted of the write-down of assets held for sale to their estimated selling price less costs to sell, as well as the abandonment of the remaining assets that are no longer in use.
Product liability claims and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities and we believe our accruals are adequate. Our accrual for product liability claims was approximately $610,000 and $330,000 at December 31, 2007 and 2006, respectively.
We are also involved in legal proceedings involving contract, patent protection and other matters. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss can be developed.
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
We have recorded valuation allowances of $6.0 million and $5.7 million as of December 31, 2007 and 2006, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires that the tax effects of an income tax position to be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. We recorded a liability for unrecognized tax benefits of $6.2 million and $12.7 million as of December 31, 2007 and 2006, respectively. Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings. See Note 11 to our consolidated financial statements for further discussion of our unrecognized tax benefits.
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
Stock-Based Compensation. We calculate the grant date fair value of non-vested shares as the average of the highest and lowest reported sales prices on the trading day immediately prior to the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of these stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield and risk-free interest rate.
We estimate the expected life of options by calculating the average of the vesting period and the contractual term of the option, as allowed by SEC Staff Accounting Bulletin No. 107. We estimate the expected stock price volatility based upon historical volatility of our common stock. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future.
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
We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.
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
See Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding our SFAS 123R disclosures.

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
Restructuring Charges. We evaluate impairment issues for long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112, Employer’s Accounting for Post-Employment Benefits, for severance provided under an ongoing benefit arrangement. One-time termination benefit arrangements and other costs associated with exit activities are accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We have estimated the expense for our restructuring initiative by accumulating detailed estimates of costs, including the estimated costs of employee severance and related termination benefits, impairment of property, plant and equipment, contract termination payments for leases and any other qualifying exit costs. Such costs represent management’s best estimates, which are evaluated periodically to determine if an adjustment is required.
Impact of Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for us on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard expands the standards under SFAS 157 to provide entities the one-time election to measure financial instruments and certain other items at fair value. SFAS 159 was effective for us on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.
In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and capitalized. These amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF 07-3 are effective for us on January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations, or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. Under SFAS 141R, an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition date fair value. In addition, SFAS 141R includes a substantial number of additional disclosure requirements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We will apply the provisions of SFAS 141R and SFAS 160 prospectively effective January 1, 2009.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2007, we had short term cash investments and marketable securities totaling approximately $210 million. Based on this level of investment, a decrease of 0.25% in interest rates would have a negative impact of $525,000 to our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% and 30% of our total net sales were denominated in foreign currencies during the years ended December 31, 2007 and 2006, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from EU countries, which are denominated in the euro, and from Japan, which are denominated in the Japanese yen. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro and the yen. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro and the U.S. dollar and the yen. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
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

Item 8. Financial Statements and Supplementary Data.
Wright Medical Group, Inc.
Consolidated Financial Statements
for the Years Ended December 31, 2007, 2006, and 2005
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of the Company as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 26, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Memphis, Tennessee
February 26, 2008

Wright Medical Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$229,026	$57,939
Marketable securities	15,535	30,325
Accounts receivable, net	83,801	72,476
Inventories	115,290	86,157
Prepaid expenses	13,757	6,646
Deferred income taxes	24,015	21,871
Assets held for sale	2,207	—
Other current assets	7,570	4,308

Total current assets	491,201	279,722

Property, plant and equipment, net	99,037	86,265
Goodwill	28,233	8,486
Intangible assets, net	11,187	9,309
Deferred income taxes	30,556	22,732
Other assets	9,771	2,888

Total assets	$669,985	$409,402

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$19,764	$17,049
Accrued expenses and other current liabilities	53,069	41,366
Current portion of long-term obligations	551	1,001

Total current liabilities	73,384	59,416
Long-term debt and capital lease obligations	200,455	723
Deferred income taxes	159	6
Other liabilities	7,206	13,433

Total liabilities	281,204	73,578

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized — 100,000,000; shares issued and outstanding — 36,493,183 in 2007 and 35,143,800 in 2006	365	351
Additional paid-in capital	338,640	300,648
Accumulated other comprehensive income	24,623	17,878
Retained earnings	25,153	16,947

Total stockholders’ equity	388,781	335,824

	$669,985	$409,402

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$386,850	$338,938	$319,137
Cost of sales[1]	108,407	97,234	91,752
Cost of sales — restructuring	2,139	—	—

Gross profit	276,304	241,704	227,385
Operating expenses:
Selling, general and administrative[1]	225,929	192,573	167,365
Research and development [1]	28,405	25,551	22,289
Amortization of intangible assets	3,782	4,149	4,250
Restructuring charges (Note 16)	16,734	—	—

Total operating expenses	274,850	222,273	193,904

Operating income	1,454	19,431	33,481
Interest income, net	(1,252)	(1,127)	(176)
Other expense (income), net	375	(1,643)	237

Income before income taxes	2,331	22,201	33,420
Provision for income taxes	1,370	7,790	12,355

Net income	$961	$14,411	$21,065

Net income per share (Note 12):
Basic	$0.03	$0.42	$0.62

Diluted	$0.03	$0.41	$0.60

Weighted-average number of shares outstanding — basic	35,812	34,434	33,959

Weighted-average number of shares outstanding — diluted	36,483	35,439	35,199

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Cost of sales	$2,046	$854	$12
Selling, general and administrative	12,061	10,766	449
Research and development	2,425	2,220	6
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$961	$14,411	$21,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,522	21,361	17,895
Stock-based compensation expense	16,532	13,840	467
Amortization of intangible assets	3,782	4,149	4,250
Deferred income taxes	(8,708)	(8,852)	(329)
Gain on sale of investment	—	(1,499)	—
Excess tax benefits from stock-based compensation arrangements	(3,633)	(4,908)	—
Non-cash restructuring charges	5,295	—	—
Other	111	1,340	1,648
Changes in assets and liabilities:
Accounts receivable	(9,831)	(8,555)	(5,177)
Inventories	(27,077)	(867)	(9,364)
Marketable securities	14,790	(5,325)	(25,000)
Prepaid expenses and other current assets	(6,103)	4,600	(6,062)
Accounts payable	1,889	2,504	647
Accrued expenses and other liabilities	12,894	(2,224)	5,251

Net cash provided by operating activities	24,424	29,975	5,291

Investing activities:
Capital expenditures	(35,042)	(29,643)	(30,356)
Purchase of intangible assets	(1,041)	(705)	(1,227)
Acquisition of businesses (Note 3)	(27,758)	—	—
Proceeds from sale of investment	—	1,499	—
Other	—	500	—

Net cash used in investing activities	(63,841)	(28,349)	(31,583)

Financing activities:
Issuance of common stock	17,292	5,915	2,930
Proceeds from issuance of convertible senior notes	193,492	—	—
Financing under factoring agreements, net	(3,457)	(54)	(1,208)
Principal payments of bank and other financing	(1,063)	(6,123)	(7,101)
Excess tax benefits from stock-based compensation arrangements	3,633	4,908	—

Net cash provided by (used in) financing activities	209,897	4,646	(5,379)

Effect of exchange rates on cash and cash equivalents	607	390	(522)

Net increase (decrease) in cash and cash equivalents	171,087	6,662	(32,193)
Cash and cash equivalents, beginning of period	57,939	51,277	83,470

Cash and cash equivalents, end of period	$229,026	$57,939	$51,277

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2005, 2006 and 2007
(In thousands, except share data)

				Retained		Accumulated
	Common Stock, Voting		Additional	Earnings		Other	Total
	Number of		Paid-in	(Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Compensation	Income	Equity

Balance at December 31, 2004	33,850,202	$339	$269,944	$(15,668)	$(188)	$21,642	$276,069

2005 Activity:
Net income	—	—	—	21,065	—	—	21,065
Foreign currency translation	—	—	—	—	—	(9,685)	(9,685)

Total comprehensive income							11,380
Issuances of common stock	325,494	3	2,927	—	—	—	2,930
Tax benefit of employee stock option exercises	—	—	1,162	—	—	—	1,162
Stock-based compensation	—	—	288	—	179	—	467
Forfeiture of stock options	—	—	(9)	—	9	—	—

Balance at December 31, 2005	34,175,696	$342	$274,312	$5,397	$—	$11,957	$292,008

2006 Activity:
Net income	—	—	—	14,411	—	—	14,411
Foreign currency translation	—	—	—	—	—	5,921	5,921

Total comprehensive income			—	—	—	—	20,332
SAB 108 adjustment to opening balance (Note 2)	—	—	—	(2,861)	—	—	(2,861)
Issuances of common stock	968,104	9	5,906	—	—	—	5,915
Tax benefit of employee stock option exercises	—	—	5,585	—	—	—	5,585
Stock-based compensation	—	—	14,845	—	—	—	14,845

Balance at December 31, 2006	35,143,800	$351	$300,648	$16,947	$—	$17,878	$335,824

2007 Activity:
Net income	—	—	—	961	—	—	961
Foreign currency translation	—	—	—	—	—	6,970	6,970
Minimum pension liability adjustment	—	—	—	—	—	(225)	(225)

Total comprehensive income			—	—	—	—	7,706
FIN 48 adjustment to opening balance (Note 11)	—	—	—	7,245	—	—	7,245
Issuances of common stock	1,349,383	14	17,278	—	—	—	17,292
Tax benefit of employee stock option exercises	—	—	4,289	—	—	—	4,289
Stock-based compensation	—	—	16,425	—	—	—	16,425

Balance at December 31, 2007	36,493,183	$365	$338,640	$25,153	$—	$24,623	$388,781

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business:
Wright Medical Group, Inc. (Wright), through Wright Medical Technology, Inc. and other operating subsidiaries, is a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Our products are sold primarily through a network of independent sales representatives in the United States (U.S.) and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in over 60 countries with principal markets in the U.S., Europe, and Japan. We are headquartered in suburban Memphis, Tennessee.
During 2001, we completed our initial public offering (IPO), issuing 7,500,000 shares of common stock which generated net proceeds of $84.8 million. During 2002, we and certain selling stockholders completed a secondary offering which generated net proceeds to us of $49.5 million. During 2007, we issued $200 million of convertible senior notes which generated net proceeds of $193.5 million.
2. Summary of Significant Accounting Policies:
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Wright and our wholly owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, the evaluation of goodwill and long-lived assets, product liability claims and other litigation, accounting for income taxes, accounting for stock-based compensation, purchase accounting for business combinations and accounting for restructuring charges.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.
Marketable Securities. Our investment in marketable securities represents debt securities, which are classified as trading securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We recognize realized and unrealized gains or losses on the purchase or sale of these securities in the period incurred in the accompanying consolidated statement of operations. For the years ended December 31, 2007 and 2006, we did not incur any realized or unrealized gains or losses related to these securities. As of the date of filing, we have liquidated all of these investments into cash equivalents.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred for excess and obsolete inventory were $6.6 million, $6.5 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2005, charges incurred for excess and obsolete inventory included $1.5 million recorded to write down certain inventory to its net realizable value due to the termination of an agreement to distribute certain third party spinal products in Europe.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Additionally, in 2007, we recorded charges of $2.1 million associated with the closure of our manufacturing facility in Toulon, France for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity.
Product Liability Claims and Other Litigation. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. Our accrual for product liability claims was $610,000 and $330,000 at December 31, 2007 and 2006, respectively.
Property, Plant and Equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

Land improvements	15 to 25 years
Buildings	10 to 45 years
Machinery and equipment	3 to 12 years
Furniture, fixtures and office equipment	1 to 14 years
Surgical instruments	6 years
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
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Accordingly, during the fourth quarter of 2007, we evaluated goodwill for impairment and determined that the fair value of our reporting unit exceeded its carrying value, indicating that goodwill was not impaired. Based on our single business approach to decision-making, planning and resource allocation, management has determined that we have only one reporting unit for purposes of evaluating goodwill for impairment.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). The weighted average amortization periods for completed technology, distribution channels, trademarks and licenses are 9 years, 10 years, 6 years and 5 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 9 years.
Valuation of Long-Lived Assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. We account for the impairment of long-lived assets in accordance SFAS 144. Accordingly, we evaluate impairment of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If it is determined that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset is impaired, an adjustment would be charged to income based on the asset’s fair market value or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
In 2007, we recognized an impairment charge of $3.2 million for our property, plant, and equipment at our Toulon, France facilities. This impairment charge consisted of the write-down of assets held for sale to their estimated selling

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
price less costs to sell, as well as the abandonment of the remaining assets that are no longer in use. See Note 16 for further discussion of our restructuring charges.
Allowances for Doubtful Accounts. We experience credit losses on our accounts receivable and, accordingly, we must make estimates related to the ultimate collection of our accounts receivable. Specifically, management analyzes our accounts receivable, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts.
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $5.2 million and $2.9 million at December 31, 2007 and 2006, respectively.
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. We rely on one source for a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in certain of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Further, we rely on one supplier of ceramics for use in our hip products. In addition, our biologics products depend on a single source for demineralized bone matrix (DBM) and cancellous bone matrix (CBM) materials. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products.
Income Taxes. Income taxes are accounted for pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). Our effective tax rate is based on income by tax jurisdiction, statutory rates and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We provide for unrecognized tax benefits based upon our assessment of whether a tax benefit is “more-likely-than-not” to be sustained upon examination by the tax authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying tax position.
Other Taxes. Taxes assessed by a governmental authority that are imposed concurrent with our revenue transactions with customers are presented on a net basis in our consolidated statement of operations.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $252,000 and $175,000 of deferred revenue related to these types of agreements was recorded at December 31, 2007 and 2006, respectively.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of $560,000 and $350,000 is included as a reduction of accounts receivable at December 31, 2007 and 2006, respectively.
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors and our subsidiaries. All shipping and handling amounts billed to customers are included in net sales. All shipping and handling costs associated with the shipment of goods to customers are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses.
Research and Development Costs. Research and development costs are charged to expense as incurred.
Foreign Currency Translation. The financial statements of our international subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other expense (income), net” on our consolidated statement of operations.
Pension Benefits. Our subsidiary in Japan provides benefits to employees under a plan that we account for as a defined benefit plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This plan is unfunded, and determining the minimum pension liability requires the use of assumptions and estimates, including discount rates and mortality rates, and actuarial methods. Our minimum pension liability totaled $970,000 and $520,000 as of December 31, 2007 and 2006, respectively.
Comprehensive Income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our net income and our comprehensive income is attributable to foreign currency translation and, in 2007, an adjustment to our minimum pension liability.
Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of stock-based payment awards, such as options, on the date of grant using an option-

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield and risk-free interest rate. We elected the modified prospective method of transition, under which prior periods are not revised for comparative purposes.
We recorded $16.5 million and $13.8 million of stock-based compensation expense during the years ended December 31, 2007 and 2006, respectively. See Note 14 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the year ended December 31, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to non-cash, stock-based employee compensation expense.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximates the fair value of these financial instruments at December 31, 2007 and 2006 due to their short maturities or variable rates.
The fair value of our convertible senior notes was approximately $216 million as of December 31, 2007.
Derivative Instruments. We account for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, all of our derivative instruments are recorded in the accompanying consolidated balance sheet as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations.
We recorded net losses of $2.8 million and $1.9 million, and a net gain of $1.5 million, for the years ended December 31, 2007, 2006, and 2005, respectively, on foreign currency contracts, which are included in “Other expense (income), net” in our consolidated statements of operations. These losses and gains substantially offset translation gains and losses recorded on our intercompany receivable and payable balances, also included in “Other expense (income), net.” At December 31, 2007 and 2006, we had no foreign currency contracts outstanding.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Interest	$1,898	$1,298	$1,420
Income taxes	$10,408	$9,663	$17,057
During 2006, we favorably resolved certain income tax contingencies associated with a prior acquisition, resulting in a decrease in goodwill of $140,000. Additionally, we entered into capital leases of approximately $1.6 million during 2005. We entered into insignificant amounts of capital leases during 2006 and 2007.
Adoption of SAB 108. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires registrants to consider both the “rollover” method which focuses on the income statement impact of misstatements and the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
“iron curtain” method which focuses on the balance sheet impact of misstatements to define materiality. The transition provisions of SAB 108 allow a registrant to adjust opening retained earnings for the cumulative effect of immaterial errors relating to prior years. We adopted SAB 108 during the year ended December 31, 2006.
During 2006, we concluded there was an error in our method of calculating depreciation expense for our surgical instruments, resulting in an understatement of depreciation expense for the years 2000 through 2005. Under SAB 108, we assessed materiality of errors originating in prior years using both the rollover method and the iron-curtain method. Management concluded that the impact of this error was immaterial for each of the prior years under the rollover method, which was the method we used prior to the adoption of SAB 108. However, under the iron-curtain method, the cumulative effect of the balance sheet adjustment was material to our 2006 statement of operations. Therefore, an adjustment was recorded to 2006 opening retained earnings in accordance with the implementation guidance in SAB 108. The total cumulative impact was as follows:

Increase/
(Decrease)
Accumulated depreciation	$4,721
Deferred tax asset	1,860
Retained earnings	(2,861)
Recently Issued Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for us on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard expands the standards under SFAS 157 to provide entities the one-time election to measure financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.
In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and capitalized. These amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF 07-3 are effective for us on January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations, or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. Under SFAS 141R, an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition date fair value. In addition, SFAS 141R includes a substantial number of additional disclosure requirements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We will apply the provisions of SFAS 141R and SFAS 160 prospectively effective January 1, 2009.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
3. Acquisitions and Dispositions
DARCO International, Inc. On April 5, 2007, we completed the acquisition of substantially all the assets of Darco International, Inc.’s (Darco) reconstructive foot surgery line of business for a cash payment of $17.1 million. This reconstructive product line consists of a broad offering of procedure-specific plating systems designed with leading foot surgeons, including the DARCO® MRS (Modular Rearfoot), DARCO® MFS (Modular Forefoot) and DARCO® FRS (Forefoot Reconstructive) Systems.
The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
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

Inventories	$2,532
Property, plant and equipment	988
Intangible assets	2,170
Goodwill	11,637
Other current liabilities	(111)

Net assets acquired	$17,216

Of the $2.2 million of acquired intangible assets, $1.1 million was assigned to customer relationships (ten-year useful life), $540,000 was assigned to trademarks (five-year useful life), $250,000 was assigned to distribution channels (ten-year useful life), and $290,000 to other assets (five-year useful life).
R&R Medical, Inc. On April 16, 2007, we acquired certain assets of R&R Medical, Inc. (R&R), a Pennsylvania-based company focused on providing external fixation devices to the foot and ankle and trauma markets. The purchase consisted of an initial cash payment of $8.0 million and potential additional cash payments of up to $3 million based upon future financial performance of the acquired assets. Assets acquired include the R&R external fixation product line, which consists of an array of foot- and ankle-focused external fixation devices, including the CIRCULAR FREEDOM™ frame, the HOLLAWELL TOMAHAWK™ mini-fixator, the PATRIOT™ mini-fixator, and the STEALTH™ fusion system. These products address those external fixation procedures most commonly performed by foot and ankle surgeons and surgical podiatrists. The R&R product line is complementary to our rapidly expanding line of reconstructive and biologic products for foot surgery.
The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired is recorded as goodwill. Additionally, additional cash payments, if made, will be recorded as an increase to the purchase price of the acquisition and, therefore, increase goodwill. The following is a summary of the estimated fair values of the assets acquired, which includes transaction costs (in thousands):

Accounts receivable	$150
Inventories	429
Intangible assets	1,060
Goodwill	6,383

Total assets acquired	$8,022

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Of the $1.1 million of acquired intangible assets, $400,000 was assigned to customer relationships (ten-year useful life), $120,000 was assigned to registered trademarks (two-year useful life), and $540,000 was assigned to other assets (ten-year useful life).
Koby Ventures Ltd. d/b/a MetaSurg (BIOARCHTM). On October 18, 2007, we acquired certain assets of Koby Ventures Ltd. d/b/a MetaSurg (BIOARCHTM), a Texas-based company focused on development and marketing of surgical fixation and implant devices for foot and ankle surgery. The purchase consisted of an initial cash payment of $2.5 million and potential additional cash payments of up to $1 million based upon future financial performance of the acquired assets. Assets acquired are specific to Metasurg’s BIOARCHTM subtalar implant, which is used in surgical treatment of flatfoot deformity. The BIOARCHTM implant is innovatively designed to provide improved patient tolerance versus conventional implant designs and can be inserted in a fast, accurate and minimally invasive manner.
The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired is recorded as goodwill. Additionally, additional cash payments, if made, will be recorded as an increase to the purchase price of the acquisition and therefore, increase goodwill. The following is a summary of the estimated fair values of the assets acquired, which includes transaction costs (in thousands):

Intangible assets	$1,670
Goodwill	850

Total assets acquired	$2,520

Of the $1.7 million of acquired intangible assets, $110,000 was assigned to trademarks (ten-year useful life), $1.4 million was assigned to completed technology (ten-year useful life) and $130,000 was assigned to other assets (three-year useful life).
Our consolidated results of operations would not have been materially different than reported results had the Darco, R&R and BIOARCH™ acquisitions occurred at the beginning of 2007 or 2006, respectively.
ADCON®-Gel. In August 2007, we sold our ADCON®-Gel related assets for $4.6 million plus a potential earnout based upon future financial performance of those assets. A deferred gain of $1.5 million has been recorded in our consolidated balance sheet as of December 31, 2007, and will be recognized over a two-year period as installment payments of the purchase price are received.
4. Inventories:
Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$7,020	$4,204
Work-in-process	21,482	12,078
Finished goods	86,788	69,875

	$115,290	$86,157

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
5. Assets Held for Sale:
Assets held for sale consists of the following (in thousands):

	December 31,
	2007	2006
Land and buildings	$1,766	$—
Machinery and equipment	441	—

	$2,207	$—

The balances in 2007 are related to the closing of our Toulon, France facility. We expect to sell these assets within the next 12 months. An asset impairment charge of $1.3 million related to these assets held for sale was recorded within “Restructuring charges” in our consolidated statement of operations for the year ended December 31, 2007, to write down such assets to their estimated fair value less costs to sell (see Note 16).
6. Property, Plant and Equipment:
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Land and land improvements	$4,050	$3,882
Buildings	7,272	8,992
Machinery and equipment	35,534	35,557
Furniture, fixtures and office equipment	30,424	33,003
Construction in progress	5,931	4,573
Surgical instruments	116,699	90,092

	199,910	176,099
Less: Accumulated depreciation	(100,873)	(89,834)

	$99,037	$86,265

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2007	2006
Buildings	$1,448	$1,448
Machinery and equipment	197	4,789
Furniture, fixtures and office equipment	834	1,909

	2,479	8,146
Less: Accumulated depreciation	(1,374)	(5,553)

	$1,105	$2,593

Depreciation expense approximated $23.5 million, $21.4 million and $17.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and included amortization of assets under capital leases.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
7. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2007, are as follows (in thousands):

Goodwill, at December 31, 2006	$8,486
Goodwill from acquisitions (see Note 3)	18,870
Foreign currency translation	877

Goodwill, at December 31, 2007	$28,233

The components of our identifiable intangible assets are as follows (in thousands):

	December 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$22,793	$18,082	$20,241	$14,185
Completed technology	5,180	2,896	5,233	3,076
Licenses	3,598	2,561	2,741	2,314
Trademarks	862	164	657	307
Other	3,814	1,357	4,218	3,899

	36,247	$25,060	33,090	$23,781

Less: Accumulated amortization	(25,060)		(23,781)

Intangible assets, net	$11,187		$9,309

Based on the intangible assets held at December 31, 2007, we expect to amortize approximately $3.8 million in 2008, $3.3 million in 2009, $750,000 in 2010, $710,000 in 2011 and $580,000 in 2012.
8. Accrued Expenses and Other Current Liabilities:
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Employee benefits	$10,994	$9,661
Advances from factoring arrangement	674	3,912
Royalties	5,930	5,203
Taxes other than income	5,320	3,612
Commissions	5,628	4,096
Professional and legal fees	6,239	5,744
Restructuring liability (see Note 16)	6,966	—
Other	11,318	9,138

	$53,069	$41,366

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
9. Long-Term Debt and Capital Lease Obligations:
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2007	2006
Capital lease obligations	$1,006	$1,724
Convertible senior notes	200,000	—

	201,006	1,724
Less: current portion	(551)	(1,001)

	$200,455	$723

On November 26, 2007, we issued $200 million of Convertible Senior Notes due 2014. The notes will mature on December 1, 2014, unless earlier redeemed, purchased, or converted. The notes pay interest semiannually at an annual rate of 2.625%. The notes are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. The holder of the notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the note agreement, the holders may require us to purchase for cash all or a portion of the notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its notes, we may, under certain circumstances, increase the conversion rate for the notes surrendered. The notes are unsecured obligations and are subordinated to all existing and future secured debt, our revolving credit facility, and all liabilities of our subsidiaries.
On December 31, 2007, after considering outstanding letters of credit, our revolving credit facility had available borrowing capacity of $97.1 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 7.25%. The term of the credit facility extends through June 30, 2011.
As discussed in Note 6, we have acquired certain property and equipment pursuant to capital leases. These leases have various terms ranging from two to seven years with interest rates ranging from 2.9% to 6.8%. At December 31, 2007, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2008	$592
2009	313
2010	152
2011	8

Total minimum payments	1,065
Less amount representing interest	(59)

Present value of minimum lease payments	1,006
Current portion	(551)

Long-term portion	$455

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
10. Other Long-Term Liabilities:
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Unrecognized tax benefits (see Note 11)	$6,154	$12,663
Other	1,052	770

	$7,206	$13,433

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings. See Note 11 for further discussion of our unrecognized tax benefits.
11. Income Taxes:
The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$10,981	$34,624	$43,588
Foreign	(8,650)	(12,423)	(10,168)

Income before income taxes	$2,331	$22,201	$33,420

The components of our provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current provision:
Domestic:
Federal	$7,590	$13,257	$9,777
State	660	1,841	1,709
Foreign	1,397	2,234	1,385
Deferred (benefit) provision:
Domestic:
Federal	(4,333)	(2,915)	3,013
State	(329)	(361)	605
Foreign	(3,615)	(6,266)	(4,134)

Total provision for income taxes	$1,370	$7,790	$12,355

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	12.2%	5.3%	5.3%
Stock-based compensation expense	132.9%	11.3%	0.2%
Change in valuation allowance	(3.6)%	(2.8)%	(1.2)%
Research and development credit	(51.2)%	(4.2)%	(2.8)%
Foreign income tax rate differences	(70.0)%	(4.5)%	(2.5)%
Non-taxable differences and other, net	3.5%	(5.0)%	3.0%

Total	58.8%	35.1%	37.0%

The significant components of our deferred income taxes as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$32,255	$23,140
General business credit carryforward	2,262	2,262
Reserves and allowances	20,537	16,551
Stock-based compensation expense	5,907	4,624
Amortization	3,956	5,484
Other	14,116	10,337
Valuation allowance	(6,026)	(5,738)

Total deferred tax assets	73,007	56,660

Deferred tax liabilities:
Depreciation	6,140	3,845
Acquired intangible assets	1,715	2,252
Other	10,778	5,966

Total deferred tax liabilities	18,633	12,063

Net deferred tax assets	$54,374	$44,597

Outside basis differences that have not been tax-effected in accordance with the provisions of APB Opinion No. 23, Accounting for Income Taxes — Special Areas, as amended by SFAS No. 109, are primarily related to undistributed earnings of certain of our foreign subsidiaries. Deferred tax liabilities for U.S. federal income taxes are not provided on the undistributed earnings of our foreign subsidiaries when earnings are considered permanently reinvested. The determination of the amount of unrecognized deferred tax liability is not practicable.
At December 31, 2007, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $13.8 million, which expire in 2017 and 2018. Additionally, we had general business credit carryforwards of approximately $2.3 million, which expire beginning in 2008 and extending through 2016. At December 31, 2007, we had foreign net operating loss carryforwards of approximately $81.9 million, of which $5.6 million expires beginning in 2009 and extending through 2015.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Certain of our U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. We maintain valuation allowances for these net operating losses and tax credit carryforwards that are expected to expire unused due to these limitations.
Effective January 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Upon adoption of FIN 48, we recorded a $7.2 million reduction to our liability for unrecognized tax benefits as an adjustment to the 2007 opening balance of retained earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$5,418
Additions for tax positions related to current year	199
Additions for tax positions of prior years	395
Reductions for tax positions of prior years	—
Settlements	(428)
Foreign currency translation	570

Balance at December 31, 2007	$6,154

As of January 1, 2007, our liability for unrecognized tax benefits totaled $5.4 million, of which $428,000 was recognized as an income tax benefit during the three months ended March 31, 2007, upon the effective settlement of a tax examination. As of December 31, 2007, our liability for unrecognized tax benefits totaled $6.2 million and is recorded in our consolidated balance sheet within “Other liabilities,” all of which, if recognized, would affect our effective tax rate. Our operations in Belgium and France are currently under audit. As such, management believes that it is reasonably possible that $4.7 million of our unrecognized tax benefits related to those jurisdictions may significantly change within the next twelve months.
FIN 48 further requires that interest required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of December 31, 2007, accrued interest related to our unrecognized tax benefits totaled $80,000, which is recorded in our consolidated balance sheet within “Other liabilities.”
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
12. Earnings Per Share:
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, and convertible debt. The dilutive effect of the stock options and non-vested shares of common stock is calculated using the treasury-stock

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This method assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. We determined that for the twelve month period ended December 31, 2007, the convertible debt had an anti-dilutive effect on earnings per share and therefore excluded them from the dilutive shares calculation.
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Weighted-average number of common shares outstanding — basic	35,812	34,434	33,959
Common stock equivalents	671	1,005	1,240

Weighted-average number of common shares outstanding — diluted	36,483	35,439	35,199

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2007	2006	2005
Stock options	3,328	4,446	2,662
Non-vested shares	43	—	—
Convertible debt	6,126	—	—
13. Capital Stock:
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 63,506,817 shares of voting common stock available for future issuance at December 31, 2007.
We have granted 434,005 shares of non-vested common stock that had not been issued as of December 31, 2007. The unvested shares have the same voting rights that are available to common stockholders.
14. Stock-Based Compensation Plans:
Effective January 1, 2006, we adopted SFAS 123R, which replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires recognition of the fair value of an award of equity instruments granted in exchange for employee services as a cost of those services. Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, we accounted for similar transactions in accordance with APB Opinion No. 25, which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation cost related to stock option grants to employees was recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of grant.
We adopted SFAS 123R using the modified prospective method. Accordingly, prior year amounts have not been restated. Under the modified prospective method, the provisions of SFAS 123R are to be applied to new awards granted after January 1, 2006. For unvested options granted prior to January 1, 2006, we are required to recognize, over the remaining vesting period, non-cash stock-based compensation expense for the grant date fair value of the options. SFAS 123R did not change the accounting for non-cash, stock-based compensation related to non-employees with equity-based incentive arrangements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
We have two stock-based compensation plans which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

	Year Ended December 31,
	2007	2006	2005
Total cost of share-based payment plans	$16,425	$14,845	$467
Amounts capitalized as inventory and intangible assets	(2,262)	(1,918)	—
Amortization of capitalized amounts	2,369	913	—

Charged against income before income taxes	16,532	13,840	467
Amount of related income tax benefit recognized income	(3,665)	(2,957)	(180)

Impact to net income	$12,867	$10,883	$287

Impact to basic earnings per share	$0.36	$0.32	$0.01

Impact to diluted earnings per share	$0.35	$0.31	$0.01

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in 2005 (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income, as reported	$21,065
Add: Stock-based employee compensation cost recognized under intrinsic value method, net of tax	151
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(12,972)

Pro forma net income	$8,244

Income per share:
Basic, as reported	$0.62

Basic, pro forma	$0.24

Diluted, as reported	$0.60

Diluted, pro forma	$0.24

As of December 31, 2007, we had $25.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Equity Incentive Plan. On December 7, 1999, we adopted the 1999 Equity Incentive Plan (the Plan), which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004 and May 12, 2005. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 9,767,051 shares of common stock. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time we completed our IPO in July 2001 became options to purchase our common stock. Those options were immediately exercisable upon their issuance. All of the options issued under the Plan expire after ten years. Non-vested shares of common stock are generally vested in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. As of December 31, 2007, there were 929,218 shares available for future issuance under the Plan.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Stock options
We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected life of options is estimated by calculating the average of the vesting term and the contractual term of the option, as allowed in SEC Staff Accounting Bulletin No. 107. The expected stock price volatility assumption was estimated based upon historical volatility of our common stock. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock options is amortized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
The weighted-average grant date fair value of stock options granted to employees in 2007, 2006 and 2005 was $11.30 per share, $9.97 per share and $11.62 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.9% — 4.8%	4.3% — 5.1%	4.0% — 4.5%
Expected option life	6 years	6 years	7 years
Expected price volatility	39%	40%	40%
During 2006 and 2005, we granted certain independent distributors stock options of 66,700 and 41,900 shares, respectively, under the Plan. These options are exercisable in 25% increments on the first through fourth anniversaries of the date of grant at a weighted-average exercise price of $22.43 per share and $25.08 per share, respectively. The options expire after ten years.
A summary of our stock option activity during 2007 is as follows:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Shares	Average	Remaining	Value*
	(000’s)	Exercise Price	Contractual Life	($000’s)
Outstanding at December 31, 2006	5,711	$21.00
Granted	324	24.42
Exercised	(1,338)	12.75
Forfeited or expired	(269)	24.72

Outstanding at December 31, 2007	4,428	$23.51	6.9 years	$26,091

Exercisable at December 31, 2007	2,576	$23.45	6.0 years	$15,514

*	The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2007, and the exercise price of the shares. The market value as of December 31, 2007 is $29.17 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2007.
The total intrinsic value of options exercised during 2007, 2006 and 2005 was $17.3 million, $15.2 million and $4.3 million, respectively.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
A summary of our stock options outstanding and exercisable at December 31, 2007, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
		Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Number Outstanding	Contractual Life	Price	Exercisable	Price
$0.00 — $8.50	168	2.5 years	$4.88	168	$4.88
$8.51 — $16.00	55	4.7 years	15.16	55	15.16
$16.01 — $24.00	1,959	7.5 years	20.70	907	19.99
$24.01 — $32.00	2,169	6.7 years	27.32	1,388	27.84
$32.01 — $35.87	77	6.4 years	34.05	58	34.05

	4,428	6.9 years	$23.51	2,576	$23.45

Non-vested shares
We calculate the grant date fair value of non-vested shares of common stock as the average of the highest and lowest reported sale prices on the trading day immediately prior to the grant date. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
We granted 409,000 and 7,000 non-vested shares of common stock to employees with a weighted-average fair value of $24.32 per share and $23.37 per share during 2007 and 2006, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2007, we granted certain independent distributors non-vested shares of common stock of 27,000 shares under the Plan at a weighted-average grant date fair value of $22.83 per share.
During 2006, we issued 50,000 non-vested shares of common stock with a grant date fair value of $22.44 per share to a third party in exchange for certain rights and services. The expense related to those shares will be recognized over 28 months, the life of the contract. The forfeiture restrictions lapsed on 16,667 of these shares on the grant date, and on 16,667 of these shares on January 1, 2007. The forfeiture restrictions on the remaining shares lapse on January 1, 2008.
A summary of our non-vested shares of common stock activity during 2007 is as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value*
	(000’s)	Fair Value	($000’s)
Non-vested at December 31, 2006	41	$19.19
Granted	436	24.23
Vested	(19)	21.08
Forfeited	(9)	23.85

Non-vested at December 31, 2007	449	$23.91	$13,093

*	The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2007. The market value as of December 31, 2007 is $29.17 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2007.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The total fair value of shares vested during 2007 and 2006 was $436,000 and $374,000, respectively.
Employee Stock Purchase Plan. On May 30, 2002, we and our shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the ESPP). The ESPP authorizes us to issue up to 200,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees 11,032, 11,465 and 11,530 shares in 2007, 2006 and 2005, respectively, with weighted-average fair values of $7.73, $6.88 and $6.93 per share, respectively. As of December 31, 2007, there were 138,722 shares available for future issuance under the ESPP. During 2007, 2006 and 2005, we recorded nominal amounts of non-cash stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.6% — 4.8%	4.6% — 4.8%	3.0% — 3.6%
Expected option life	6 months	6 months	6 months
Expected price volatility	39%	40%	40%
15. Employee Benefit Plans:
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan was $1.2 million, $1.0 million and $940,000 in 2007, 2006 and 2005, respectively.
16. Restructuring
On June 14, 2007, we announced plans to close our manufacturing, distribution and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, the Netherlands.
Management estimates that the pre-tax restructuring charges will total approximately $23 million to $25 million. These charges consist of the following estimates:
•	$13 million for severance and other termination benefits;

•	$3 million of non-cash asset impairments of property, plant and equipment;

•	$2 million of inventory write-offs and manufacturing period costs;

•	$2 million to $3 million of external legal and professional fees; and

•	$3 million to $4 million of other cash and non-cash charges.
Charges associated with the restructuring recognized during the year ended December 31, 2007 are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
statement of operations, with the exception of the inventory write-offs and manufacturing period costs, which were recognized with “Cost of sales — restructuring.”

Year Ended
(in thousands)	December 31, 2007
Severance and other termination benefits	$11,675
Asset impairment charges	3,156
Inventory write-offs and manufacturing period costs	2,139
Legal/professional fees	1,547
Other	356

Total restructuring charges	$18,873

As a result of the plans to close the facility, we performed an evaluation of the undiscounted future cash flows of the related asset group and recorded an impairment charge for the difference between the net book value of the assets and their estimated fair values. As of December 31, 2007, we have recorded these assets as “Assets held for sale” on our consolidated balance sheet at their estimated selling price less costs to sell.
Activity in the restructuring liability for the year ended December 31, 2007 is presented in the following table (in thousands):

Beginning balance	$—

Charges:
Severance and other termination benefits	12,145
Legal/professional fees	1,547
Other	356

$14,048

Payments:
Severance and other termination benefits	(6,307)
Legal/professional fees	(1,371)
Other	(36)

$(7,714)

Foreign currency translation	632

Restructuring liability at December 31, 2007	$6,966

Under French law, our terminated employees have the right to pursue additional compensation through litigation. While significant litigation has not commenced as of December 31, 2007, management has estimated that it has incurred a liability in the range of $320,000 to $560,000. Therefore, we have recorded a liability of $320,000 within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2007.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
17. Commitments and Contingencies:
Operating Leases. We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $9.7 million, $8.5 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2007 (in thousands):

2008	$8,052
2009	4,809
2010	2,409
2011	1,002
2012	731
Thereafter	993

$17,996

Royalty and Consulting Agreements. We have entered into various royalty and other consulting agreements with third party consultants. We incurred royalty and consulting expenses of $855,000, $1.0 million and $3.2 million during the years ended December 31, 2007, 2006 and 2005, respectively, under non-cancelable contracts with minimum obligations that were contingent upon services. The amounts in the table below represent minimum payments to consultants that are contingent upon future services. These fees are accrued when it is deemed probable that the performance thresholds are met. Future minimum payments under these agreements for which we have not recorded a liability, are as follows at December 31, 2007 (in thousands):

2008	$692
2009	642
2010	542
2011	542
2012	542
Thereafter	1,510

$4,470

Purchase Obligations. We have entered into certain supply agreements for our products, which include minimum purchase obligations. During the years ended December 31, 2007, 2006 and 2005, we paid approximately $2.3 million, $3.8 million and $6.4 million, respectively, under those supply agreements. Our remaining purchase obligations under those supply agreements are as follows at December 31, 2007 (in thousands):

2008	$—
2009	1,029
2010	1,029
2011	1,029

$3,087

Portions of our payments for operating leases, royalty and consulting agreements, and purchase obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2007. These future payments are subject to foreign currency exchange rate risk.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Legal Proceedings. In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction. Howmedica has conceded to the court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica has appealed the Markman ruling, and this matter is now on appeal to the U.S. Federal Circuit Court of Appeals. No trial date has been set in this matter. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of December 31, 2007. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of December 31, 2007.
We are involved in a dispute with a former consultant who is demanding payment of royalties on the sales of certain knee products. We contend that the plaintiff breached his agreement, and therefore we owe no royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts granted partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract. A damages hearing was held in March 2007 and damages were set at $2.5 million plus interest of approximately $140,000. Both parties have the right to appeal this ruling, and we have appealed the portion of the judgment issued in favor of the plaintiff. We believe that we will prevail upon appeal and that an ultimate unfavorable resolution of this matter is not probable; therefore, we have not accrued any amounts related to this matter as of December 31, 2007.
In November 2007, we received a ruling under binding arbitration involving a dispute with a former consultant who demanded approximately $3.6 million for consulting payments under a contract that we terminated in 2005, as well as current and future royalties for certain of our products. The consultant claimed that we wrongfully terminated our development contract. The arbitrator awarded the former consultant $3.3 million plus interest at ten percent from December 17, 2005 until the award was paid; denied the consultant’s claim for punitive damages; cancelled a related consulting agreement between the parties; and denied the consultant’s claims for royalties for certain of our products. We recognized the $3.3 million award within “Selling, general, and administrative expenses” and $665,000 within “Interest income, net” in our consolidated statement of operations during the year ended December 31, 2007.
On December 11, 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. We are cooperating fully with the DOJ request. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our consolidated results of operations or financial position. We have not accrued any amounts related to this matter as of December 31, 2007.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
18. Segment Data:
We have one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of reconstructive joint devices and biologics products. Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Asia and Canada). Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.
Net sales of orthopaedic products by product line and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net sales by product line:
Hip products	$134,251	$122,073	$109,267
Knee products	102,334	94,079	94,073
Biologics products	76,029	65,455	62,358
Extremity products	62,302	45,044	40,594
Other	11,934	12,287	12,845

Total	$386,850	$338,938	$319,137

Net sales by geographic region:
United States	$235,748	$211,015	$197,548
Europe	96,336	82,197	80,374
Other	54,766	45,726	41,215

Total	$386,850	$338,938	$319,137

Operating income (loss) by geographic region:
United States	$13,911	$18,752	$32,464
Europe	(22,835)	(7,563)	(5,633)
Other	10,378	8,242	6,650

Total	$1,454	$19,431	$33,481

	December 31,
	2007	2006
Long-lived assets:
United States	$71,764	$59,709
Europe	18,605	20,055
Other	8,668	6,501

Total	$99,037	$86,265

No single foreign country accounted for more than 10% of our total net sales during 2007, 2006 or 2005; however, the largest single foreign country represented approximately 7%, 7% and 6% of our total net sales in 2007, 2006 and 2005, respectively.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
During 2007, we recognized restructuring charges associated with the closure of our facility in Toulon, France. Our U.S. region recognized $2.5 million of restructuring charges in 2007 and our European region recognized $16.4 million of restructuring charges in 2007. Additionally, our U.S. region recognized a $3.3 million charge in 2007 as a result of an unfavorable ruling under binding arbitration, as described in Note 17.
Effective January 1, 2006, we adopted SFAS 123R, which replaced SFAS No. 123 and supersedes APB Opinion No. 25, and requires recognition of the fair value of an award of equity instruments granted in exchange for employee services as a cost of those services. We elected the modified prospective method of transition, under which prior periods are not revised for comparative purposes. As a result, 2007 and 2006 amounts are not comparable to prior years. Our U.S. region recognized non-cash, stock-based compensation expense within operating income of $14.2 million in 2007 and $11.7 million in 2006, compared to $467,000 in 2005. Our European geographic region recognized $1.9 million in 2007 and $1.4 million in 2006 of non-cash, stock-based compensation expense within operating income. Stock-based compensation expense was not recognized in our European geographic region in 2005.
During the year ended December 31, 2005, our European geographic region incurred charges of approximately $1.5 million related to the write down of certain inventory due to the termination of an agreement to distribute certain third party spinal products in Europe, charges of approximately $1.5 million associated with a European distributor transition and the associated legal dispute, and charges of approximately $800,000 for severance costs associated with management changes.
19. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2007 and 2006, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$94,287	$98,008	$91,399	$103,156
Cost of sales	26,965	28,770	24,268	28,404
Cost of sales — restructuring	—	—	—	2,139

Gross profit	67,322	69,238	67,131	72,613
Operating expenses:
Selling, general and administrative	53,926	56,307	54,573	61,123
Research and development	8,102	6,853	7,151	6,299
Amortization of intangible assets	855	970	968	989
Restructuring charges	—	7,539	6,966	2,229

Total operating expenses	62,883	71,669	69,658	70,640

Operating income (loss)	$4,439	$(2,431)	$(2,527)	$1,973

Net income (loss)	$3,189	$(2,090)	$(1,522)	$1,384

Net income (loss) per share, basic	$0.09	$(0.06)	$(0.04)	$0.04

Net income (loss) per share, diluted	$0.09	$(0.06)	$(0.04)	$0.04

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$86,256	$87,492	$78,637	$86,553
Cost of sales	23,393	26,335	22,517	24,989

Gross profit	62,863	61,157	56,120	61,564
Operating expenses:
Selling, general and administrative	49,486	48,416	45,494	49,177
Research and development	7,343	6,476	6,175	5,557
Amortization of intangible assets	1,146	1,121	987	895

Total operating expenses	57,975	56,013	52,656	55,629

Operating income	$4,888	$5,144	$3,464	$5,935

Net income	$2,309	$2,750	$3,605	$5,747

Net income per share, basic	$0.07	$0.08	$0.10	$0.16

Net income per share, diluted	$0.07	$0.08	$0.10	$0.16

We incurred the after-tax effect of $18.9 million of charges associated with our restructuring activities during the year ended December 31, 2007, of which we recognized $7.5 million, $7.0 million and $4.4 million during the second, third and fourth quarters of 2007, respectively. See Note 16 for further information regarding these restructuring charges.
Our operating income for the fourth quarter of 2007 included a $3.3 million charge resulting from an unfavorable ruling under binding arbitration. Our net income for the fourth quarter of 2007 included the after-tax effect of this amount plus $665,000 of interest. See Note 17 for further information regarding this judgment.
Our net income for the third quarter of 2006 included a $1.5 million gain recognized on the sale of an investment and our net income for the fourth quarter of 2006 included a $1.4 million tax benefit recognized upon the resolution of foreign tax circumstances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2007, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9A(T). Controls and Procedures.
Not applicable.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2008.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2008.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-2 of this report.
Index to Exhibits

Exhibit
No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.,(5) as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (6)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan). (7)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (8)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (9)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of July 1, 2004, between Wright Medical Technology, Inc. and Laurence Y. Fairey, (10) as amended by First Amendment to Employment Agreement dated as of April 4, 2005. (11)

10.10	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays,(12) as amended by Employment Agreement Amendment dated as of March 31, 2007.(13)

10.11	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (12)

10.12	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell,(12) as amended by Employment Agreement Amendment dated as of March 31, 2007.(13)

10.13	Employment Agreement dated as of April 1, 2007, between Wright Medical Technology, Inc. and John R. Treace.(13)

10.14	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and Jason P. Hood,(14) as amended by Employment Agreement Amendment dated as of March 31, 2007.(13)

10.15	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (15)

10.16	Severance and Release Agreement dated as of October 5, 2005, between Wright Medical Technology, Inc. and Laurence Y. Fairey. (16)

Exhibit
No.	Description
10.17	Severance and Release Agreement dated as of March 31, 2007, between Wright Medical Technology, Inc. and Jeffrey G. Roberts. (13)

11	Computation of earnings per share (included in Note 12 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

12	Ratio of Earnings to Fixed Charges

14	Code of Ethics. (17)

21	Subsidiaries of Wright Medical Group, Inc. (18)

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(6)	Incorporated by reference to our current report on Form 8-K filed on November 21, 2007.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 13, 2005.

(8)	Incorporated by reference to our current report on Form 8-K filed on April 27, 2005.

(9)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on November 22, 2005.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 5, 2007.

(14)	Incorporated by reference to our quarterly report on Form 10-Q filed on May 2, 2006.

(15)	Incorporated by reference to our current report on Form 8-K filed on March 22, 2006.

(16)	Incorporated by reference to our current report on Form 8-K filed on October 6, 2005.

(17)	Incorporated by reference to our current report on Form 8-K filed on March 31, 2004.

(18)	Incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2006.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 26, 2008

Wright Medical Group, Inc.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary D. Henley Gary D. Henley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ John K. Bakewell John K. Bakewell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2008

/s/ F. Barry Bays F. Barry Bays	Executive Chairman of the Board and Former President and Chief Executive Office	February 26, 2008

/s/ Martin J. Emerson Martin J. Emerson	Director	February 26, 2008

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 26, 2008

/s/ John L. Miclot John L. Miclot	Director	February 26, 2008

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 26, 2008

/s/ David D. Stevens David D. Stevens	Director	February 26, 2008

/s/ Thomas E. Timbie Thomas E. Timbie	Director	February 26, 2008

/s/ James T. Treace James T. Treace	Director	February 26, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
Under date of February 26, 2008, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
(signed) KPMG LLP
Memphis, Tennessee
February 26, 2008

S-1

Wright Medical Group, Inc.
Schedule II-Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to Cost and	Deductions	Balance at End of
	Beginning of Period	Expenses	and Other	Period

Allowance for doubtful accounts:
For the period ended:
December 31, 2007	$2,850	$2,339	$12	$5,201

December 31, 2006	$1,997	$820	$33	$2,850

December 31, 2005	$1,820	$510	$(333)	$1,997

Sales returns and allowance:
For the period ended:
December 31, 2007	$350	$214	$—	$564

December 31, 2006	$434	$(84)	$—	$350

December 31, 2005	$395	$39	$—	$434

S-2