Form 10-Q
period 2008-03-31
WRIGHT MEDICAL GROUP INC
filed 2008-04-25
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 21, 2008, there were 37,164,683 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report. Actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere in this report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. Readers should not place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$235,151	$229,026
Marketable securities	—	15,535
Accounts receivable, net	98,577	83,801
Inventories	129,305	115,290
Prepaid expenses	11,357	13,757
Deferred income taxes	27,176	24,015
Assets held for sale	2,933	2,207
Other current assets	8,806	7,570

Total current assets	513,305	491,201

Property, plant and equipment, net	104,497	99,037
Goodwill	28,852	28,233
Intangible assets, net	10,745	11,187
Deferred income taxes	30,768	30,556
Other assets	9,222	9,771

Total assets	$697,389	$669,985

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$22,542	$19,764
Accrued expenses and other current liabilities	62,030	53,069
Current portion of long-term obligations	512	551

Total current liabilities	85,084	73,384

Long-term debt and capital lease obligations	200,436	200,455
Deferred income taxes	191	159
Other liabilities	7,800	7,206

Total liabilities	293,511	281,204

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 37,158,463 shares at March 31, 2008 and 36,493,183 shares at December 31, 2007	366	365
Additional paid-in capital	345,545	338,640
Accumulated other comprehensive income	28,756	24,623
Retained earnings	29,211	25,153

Total stockholders’ equity	403,878	388,781

	$697,389	$669,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$115,865	$94,287
Cost of sales[1]	32,438	26,965

Gross profit	83,427	67,322
Operating expenses:
Selling, general and administrative[1]	66,589	53,926
Research and development[1]	7,999	8,102
Amortization of intangible assets	1,041	855
Restructuring charges (Note 11)	1,815	—

Total operating expenses	77,444	62,883

Operating income	5,983	4,439
Interest income, net	(363)	(604)
Other (income) expense, net	(1,026)	4

Income before income taxes	7,372	5,039
Provision for income taxes	3,314	1,850

Net income	$4,058	$3,189

Net income per share (Note 9):
Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Weighted-average number of shares outstanding-basic	36,605	35,279

Weighted-average number of shares outstanding-diluted	37,214	35,953

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Cost of sales	$344	$491
Selling, general and administrative	2,971	2,960
Research and development	249	1,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$4,058	$3,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,154	5,607
Stock-based compensation expense	3,564	4,732
Amortization of intangible assets	1,041	855
Amortization of deferred financing costs	251	—
Deferred income taxes	(1,512)	(1,270)
Excess tax benefit from stock-based compensation arrangements	(111)	(732)
Other	(64)	36
Changes in assets and liabilities:
Accounts receivable	(11,896)	(7,385)
Inventories	(13,244)	(6,361)
Marketable securities	15,535	(300)
Prepaid expenses and other current assets	(1,310)	1,512
Accounts payable	2,472	3,778
Accrued expenses and other liabilities	7,827	4,017

Net cash provided by operating activities	12,765	7,678

Investing activities:
Capital expenditures	(9,858)	(6,661)
Purchase of intangible assets	(265)	(341)

Net cash used in investing activities	(10,123)	(7,002)

Financing activities:
Issuance of common stock	3,421	1,598
Principal payments of bank and other financing	(189)	(313)
Financing under factoring agreements, net	(614)	(656)
Excess tax benefit from stock-based compensation arrangements	111	732

Net cash provided by financing activities	2,729	1,361

Effect of exchange rates on cash and cash equivalents	754	87

Net increase in cash and cash equivalents	6,125	2,124

Cash and cash equivalents, beginning of period	229,026	57,939

Cash and cash equivalents, end of period	$235,151	$60,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC).
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
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximates the fair value of these financial instruments at March 31, 2008 and December 31, 2007 due to their short maturities or variable rates.
The fair value of our convertible senior notes was $191 million and $216 million as of March 31, 2008, and December 31, 2007, respectively.
Impact of Recently Issued Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and how the derivatives affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to our consolidated financial statements. We are currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.
2. Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$9,157	$7,020
Work-in-process	27,421	21,482
Finished goods	92,727	86,788

	$129,305	$115,290

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
3. Assets Held for Sale
Assets held for sale consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Land and buildings	$1,894	$1,766
Machinery and equipment	1,039	441

	$2,933	$2,207

These assets held for sale are related to the closing of our Toulon, France facility. During the first three months of 2008, we finalized negotiations with regard to the sale of these assets. The sale of these assets was completed in April 2008 for approximately $2.4 million, less costs to sell, plus the assumption of capital lease obligations totaling approximately $700,000.
4. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Property, plant and equipment, at cost	$211,996	$199,910
Less: Accumulated depreciation	(107,499)	(100,873)

	$104,497	$99,037

5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Capital lease obligations	$948	$1,006
Convertible senior notes	200,000	200,000

	200,948	201,006
Less: current portion	(512)	(551)

	$200,436	$200,455

In November 2007, we issued $200 million of Convertible Senior Notes due 2014. The notes will mature on December 1, 2014. The notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. The notes are unsecured obligations and are subordinated to all existing and future secured debt, our revolving credit facility, and all liabilities of our subsidiaries.
On March 31, 2008, after considering outstanding letters of credit, our revolving credit facility had availability of $97.1 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 5.25%. The term of the credit facility extends through June 30, 2011.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2008, are as follows (in thousands):

Goodwill at December 31, 2007	$28,233
Foreign currency translation	619

Goodwill at March 31, 2008	$28,852

The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$24,420	$19,999	$22,793	$18,082
Completed technology	5,245	3,105	5,180	2,896
Licenses	3,801	2,814	3,598	2,561
Trademarks	863	212	862	164
Other	3,632	1,086	3,814	1,357

	37,961	$27,216	36,247	$25,060

Less: Accumulated amortization	(27,216)		(25,060)

Intangible assets, net	$10,745		$11,187

Based on the intangible assets held at March 31, 2008, we expect to recognize amortization expense of approximately $4.1 million for the full year of 2008, $3.6 million in 2009, $740,000 in 2010, $710,000 in 2011, and $580,000 in 2012. These amounts do not include incremental amortization expense that will be recorded as a result of our recently announced acquisition (see Note 13).
7. Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires recognition of the fair value of an award of equity instruments granted in exchange for employee services as a cost of those services.
Amounts recognized within the condensed consolidated financial statements are as follows:

	Three Months Ended
	March 31,
	2008	2007
Total cost of share-based payment plans	$3,573	$5,412
Amounts capitalized as inventory and intangible assets	(484)	(1,251)
Amortization of capitalized amounts	475	571

Charged against income before income taxes	3,564	4,732
Amount of related income tax benefit	(917)	(1,266)

Impact to net income	$2,647	$3,466

Impact to basic earnings per share	$0.07	$0.10

Impact to diluted earnings per share	$0.07	$0.10

In the three-month period ended March 31, 2008, we granted approximately 67,000 non-vested shares of common stock at a weighted-average fair value of $27.57, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of these grants, is four years. As of March 31, 2008, we had 4.2 million stock options outstanding, of which 2.6 million were exercisable, and 482,000 non-vested shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
We had $21.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of March 31, 2008. That cost is expected to be recognized over a weighted-average period of 2.5 years.
8. Income Taxes and Change in Accounting Principle
As of March 31, 2008, our liability for unrecognized tax benefits totaled $6.6 million, which is included within “Other liabilities” on our condensed consolidated balance sheets.
During the three-month period ended March 31, 2008, $4.8 million of previously accrued liabilities for unrecognized tax benefits were recognized as a benefit upon the effective settlement of a tax examination of one of our subsidiaries in France. We remain under audit in other subsidiaries in France and Belgium, and based upon initial audit assessments and in accordance with the recognition and measurement considerations in FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, during the first quarter of 2008, we increased our liability for unrecognized tax benefits for these jurisdictions to $5.0 million. Management believes that it is reasonably possible that this liability for unrecognized tax benefits may significantly change within the next twelve months.
9. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, and convertible debt. The dilutive effect of the stock options and non-vested shares of common stock is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three month period ended March 31, 2008, the convertible debt had an antidilutive effect on earnings per share and we therefore excluded them from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted-average number of shares outstanding, basic	36,605	35,279
Common stock equivalents	609	674

Weighted-average number of shares outstanding, diluted	37,214	35,953

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Stock options	2,476	3,902
Non-vested shares	86	18
Convertible debt	6,126	—

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
10. Other Comprehensive Income
The difference between our net income and our comprehensive income is attributable to foreign currency translation and adjustments related to our minimum pension liability. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$4,058	$3,189
Changes in foreign currency translation	4,129	681
Minimum pension liability adjustment	4	—

Comprehensive income	$8,191	$3,870

11. Restructuring
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
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations, with the exception of the inventory write-offs and manufacturing period costs, which were recognized with “Cost of sales — restructuring.”

	Three Months Ended	Cumulative Charges as of
(in thousands)	March 31, 2008	March 31, 2008

Severance and other termination benefits	$880	$12,555
Asset impairment charges	(63)	3,093
Inventory write-offs and manufacturing period costs	—	2,139
Legal/professional fees	329	1,876
Other	669	1,025

Total restructuring charges	$1,815	$20,688

As a result of the plans to close the facilities, we performed an evaluation of the undiscounted future cash flows of the related asset group and recorded an impairment charge for the difference between the net book value of the assets and their estimated fair values for those assets we intended to sell. As of March 31, 2008, we have recorded these assets as “assets held for sale” on our condensed consolidated balance sheet at their estimated selling price less costs to sell. Additionally, we recorded an impairment charge for assets to be abandoned.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the three months ended March 31, 2008, is presented in the following table (in thousands):

Balance as of December 31, 2007	$6,966
Charges:
Severance and other termination benefits	941
Legal/professional fees	329
Other	669

Total accruals	$1,939
Payments:
Severance and other termination benefits	(2,064)
Legal/professional fees	(371)
Other	(28)

$(2,463)
Changes in foreign currency translation	421

Restructuring liability at March 31, 2008	$6,863

Under French law, our terminated employees have the right to pursue additional compensation through litigation. While significant litigation has not commenced as of March 31, 2008, management has determined that there is a probable liability in the range of $1.0 million to $1.8 million. Therefore, we have recorded a liability of $1.0 million within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of March 31, 2008.
12. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction. Howmedica has conceded to the court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica has appealed the Markman ruling, and this matter is now on appeal to the U.S. Federal Circuit Court of Appeals. Oral arguments have been set for May 2008. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of March 31, 2008. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of March 31, 2008.
We are involved in a dispute with a former consultant who is demanding payment of royalties on the sales of certain knee products. We contend that the plaintiff breached his agreement, and therefore we owe no royalties to the plaintiff. In April 2006, the U.S. District Court for the Eastern District of Massachusetts granted partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract. A damages hearing was held in March 2007 and damages were set at $2.5 million plus interest of approximately $140,000. Both parties have the right to appeal this ruling, and we have appealed the portion of the judgment issued in favor of the plaintiff. We believe that we will prevail upon appeal and that an ultimate unfavorable resolution of this matter is not probable; therefore, we have not accrued any amounts related to this matter as of March 31, 2008.
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. We are cooperating fully with the DOJ request. We cannot estimate what, if any, impact any results from this inquiry could have on our consolidated results of operations or financial position.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
13. Subsequent Events
In April 2008, we announced the completion of the acquisition of INBONE Technologies, Inc., manufacturer of the INBONETM Total Ankle System and the INBONETM Intra-osseous Fusion Rod and Plate System. The acquisition consists of an initial cash payment of $24 million, guaranteed future payments of $3.7 million, and potential additional cash payments based upon future performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three months ended March 31, 2008. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2007, which includes additional information about our critical accounting policies and practices and risk factors.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture, and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip, and other joints that have deteriorated through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth, to repair damaged or diseased soft tissue, and to provide other biological solutions for surgeons and their patients. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.
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
Significant Quarterly Business Developments. Net sales increased 23% in the first quarter of 2008 to $115.9 million, as compared to net sales of $94.3 million in the first quarter of 2007. Our net income increased to $4.1 million in the first quarter of 2008 from $3.2 million in the first quarter of 2007, as profitability from higher levels of sales was partially offset by restructuring charges of $1.8 million ($1.2 million net of taxes), and $1.7 million ($1.0 million net of taxes) of costs associated with the U.S. Department of Justice (DOJ) inquiry.
Our first quarter domestic sales increased 20% in 2008, primarily as a result of growth within our knee, biologics and extremity product lines, which increased 15%, 17% and 55%, respectively, as compared to prior year. Our domestic biologics growth is attributable to sales of our PRO-DENSE® injectable regenerative graft, which was launched during the third quarter of 2007, as well as the continued success of our GRAFTJACKET® tissue repair and containment membranes. Our domestic extremity business benefited from the continued success of our CHARLOTTE™ Foot and Ankle System, as well as product sales resulting from our prior year Darco International, Inc. and R&R Medical, Inc. acquisitions.
Our international sales increased 27% to $48.6 million in the first quarter of 2008, compared to $38.2 million in the first quarter of 2007. This increase was driven by growth in all of our international markets, with the exception of France and Italy. In addition, international sales in the first quarter of 2008 included a favorable currency impact of approximately $4.1 million.
In April 2008, we announced the completion of the acquisition of INBONE Technologies, Inc. (INBONE), manufacturer of the INBONETM Total Ankle System and the INBONETM Intra-osseous Fusion Rod and Plate System. This acquisition adds key products to our extremities business.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the areas of reconstructive joint devices. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

In December 2007, we received a subpoena from the DOJ requesting certain documents related to consulting agreements with orthopaedic surgeons. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We intend to continue to cooperate fully with the investigation of the DOJ, and we anticipate that we may continue to incur significant expenses related to this inquiry.
Results of Operations
Comparison of three months ended March 31, 2008 to three months ended March 31, 2007
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	(unaudited)
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Net sales	$115,865	100.0%	$94,287	100.0%
Cost of sales[1]	32,438	28.0%	26,965	28.6%

Gross profit	83,427	72.0%	67,322	71.4%
Operating expenses:
Selling, general and administrative[1]	66,589	57.5%	53,926	57.2%
Research and development[1]	7,999	6.9%	8,102	8.6%
Amortization of intangible assets	1,041	0.9%	855	0.9%
Restructuring charges	1,815	1.5%	—	—

Total operating expenses	77,444	66.8%	62,883	66.7%

Operating income	5,983	5.2%	4,439	4.7%
Interest income, net	(363)	(0.3%)	(604)	(0.6%)
Other (income) expense, net	(1,026)	(0.9%)	4	0.0%

Income before income taxes	7,372	6.4%	5,039	5.3%
Provision for income taxes	3,314	2.9%	1,850	2.0%

Net income	$4,058	3.5%	$3,189	3.4%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$344	0.3%	$491	0.5%
Selling, general and administrative	2,971	2.6%	2,960	3.1%
Research and development	249	0.2%	1,281	1.4%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	March 31,
	2008	2007	% change
Hip products	$39,900	$34,406	16.0%
Knee products	30,176	25,532	18.2%
Biologics products	20,678	18,222	13.5%
Extremity products	20,461	13,002	57.4%
Other	4,650	3,125	48.8%

Total net sales	$115,865	$94,287	22.9%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2008 and 2007:
Product Line Sales as a Percentage of Total Net Sales
Net Sales. Our overall net sales growth of 23% in the first quarter of 2008 was attributable to our continued success in our extremity product line, which increased 57% over prior year, as well as expansion in our knee, hip, and biologics product lines, which increased 18%, 16% and 14%, respectively, over prior year. Geographically, our domestic net sales totaled $67.2 million in the first quarter of 2008 and $56.1 million in the first quarter of 2007, representing 58% and 60% of total net sales, respectively, and growth of 20% in 2008 compared to 2007. Our international net sales totaled $48.6 million in the first quarter of 2008, compared to $38.2 million in the first quarter of 2007. International sales in 2008 include a favorable currency impact of $4.1 million, principally resulting from the performance of the euro against the U.S. dollar in the first quarter of 2008 as compared to the same period of 2007. Our international net sales in the first quarter of 2008 were favorably impacted by our performance in almost all of our international markets.
Our hip product net sales totaled $39.9 million during the first quarter of 2008, representing an increase of 16% over the prior year. Our domestic hip sales increased 4% over prior year; however, the majority of the worldwide growth was driven by our international business, which increased by 28% over prior year. Growth in our international markets was primarily due to continued success in recently entered European markets, as well as the continued growth in Japan. Our international hip sales include a $2.1 million favorable currency impact in 2008.
Our knee product net sales totaled $30.2 million in the first quarter of 2008, representing growth of 18% over the prior year. Year-over-year knee sales increased 15% domestically and 22% internationally, as a result of the success in our ADVANCE® knee systems, primarily due to increased unit sales. Our international knee sales include a $1.0 million favorable currency impact in 2008.
Net sales of our biologics products totaled $20.7 million in the first quarter of 2008, representing year-over-year growth of 14%. In the U.S., biologics sales increased 17% due to the sales of our PRO-DENSE® injectable regenerative graft launched in the third quarter of 2007 as well as the continued acceleration of sales of our GRAFTJACKET® tissue repair and containment membranes. In our international markets, biologics sales remained relatively constant.
Our extremity product net sales increased to $20.5 million in the first quarter of 2008, representing growth of 57% over the first quarter of 2007. This year-over-year growth was driven by the continued success of our CHARLOTTETM Foot and Ankle system and sales of our DARCO® plating systems, the latter of which we acquired in the second quarter of 2007. Our domestic extremity product sales increased 55%, of which our 2007 acquisitions contributed approximately 32 percentage points of growth. Our international extremity product sales growth was attributable to product sales from our 2007 acquisitions and a favorable currency impact.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 28.6% in the first quarter of 2007 to 28.0% in the first quarter of 2008. This decrease is primarily attributable to manufacturing efficiencies partially offset by unfavorable shifts in our geographic sales mix. Our cost of sales included 0.3 percentage points and 0.5 percentage points of non-cash, stock-based compensation expense in 2008 and 2007, respectively. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general, and administrative expenses as a percentage of net sales totaled 57.5% in the first quarter 2008, a 0.3 percentage point increase from 57.2% in the first quarter of 2007. Our 2008 selling, general, and administrative expenses include approximately $1.7 million (1.5% of net sales) of costs, primarily legal fees, associated with the DOJ inquiry. In addition approximately $3.0 million of non-cash, stock-based compensation expense was recognized in the first quarter of 2008 and 2007, respectively, representing 2.6% and 3.1% of net sales in each of the years, respectively.
We anticipate that our selling, general, and administrative expenses will increase in absolute dollars to the extent that any additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, as we integrate the INBONE acquisition into our business, and as we continue to incur expenses associated with the DOJ inquiry, which we believe may continue to be significant.
Research and Development. Our investment in research and development activities represented approximately 6.9% of net sales in the first quarter of 2008, as compared to 8.6% of net sales in the first quarter of 2007. Our research and development expenses include approximately $0.2 million (0.2% of net sales) and $1.3 million (1.4% of net sales) of non-cash, stock-based compensation expense in the first quarter of 2008 and 2007, respectively. Although our investment in product development increased in absolute dollars, our sales expanded at a higher rate.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the first quarter of 2008 increased to $1.0 million from $0.9 million in the first quarter of 2007. Based on the intangible assets held at March 31, 2008, we expect to recognize amortization expense of approximately $4.1 million for the full year of 2008, $3.6 million in 2009, $740,000 in 2010, $710,000 in 2011, and $580,000 in 2012. These amounts do not include incremental amortization expense that will be recorded as a result of our recently announced acquisition (see Note 13 to our condensed consolidated financial statements).
Restructuring. During the first quarter of 2008, our restructuring expenses as a percentage of net sales totaled 1.6%. These charges are a result of the closure of our Toulon, France facilities, which was announced in the second quarter of 2007. These charges included severance and termination benefits, asset impairment charges, and legal and professional fees.
Interest Income, Net. Interest income, net, consists of interest expense of $1.7 million and $191,000 during the first quarter of 2008 and 2007, respectively, primarily from borrowings under our capital lease agreements, certain of our factoring agreements, and, in 2008, our convertible debt, offset by interest income of $2.1 million and $795,000 during the first quarter of 2008 and 2007, respectively, generated by our invested cash balances and investments in marketable securities.
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
Provision for Income Taxes. We recorded tax provisions of $3.3 million and $1.9 million in the first quarter of 2008 and 2007, respectively. During the first quarter of 2008, our effective tax rate was approximately 45.0%, as compared to 36.7% in the first quarter of 2007. This increase is attributable to the expiration of the U.S. Federal Research and Development tax credit effective January 1, 2008, as well as a decrease in tax exempt interest income during the first quarter of 2008. Our provision during the first quarter of 2007 included the recognition of a benefit upon the effective settlement of a tax examination.

Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general, and administrative expenses and research and development expenses as a percentage of sales that are higher than throughout the rest of the year. In addition, our first quarter selling, general, and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this 3-day event, we display our most recent and innovative products to these surgeons.
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $23 million to $25 million, of which we have recognized $20.7 million through March 31, 2008. We believe that we will see the benefits from this restructuring within selling, general and administrative expenses in 2008 and within cost of sales beginning in 2009. See Note 11 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	March 31,	December 31, 2007
	2008
Cash and cash equivalents	$235,151	$229,026
Short-term marketable securities	—	15,535
Working capital	428,221	417,817
Line of credit availability	97,100	97,100
During the first quarter of 2008, we liquidated all of our short-term marketable debt securities into cash equivalents.
Operating Activities. Cash provided by operating activities was $12.8 million for the first quarter of 2008, as compared to $7.7 million for the first quarter of 2007. The increase in operating cash flow is primarily attributable to the $15.5 million decrease in marketable securities, as well as improved profitability in 2008. These amounts were partially offset by increased accounts receivable attributable to increased sales, as well as inventory built in preparation for product launches and to support higher levels of sales.
Investing Activities. Our capital expenditures totaled approximately $9.9 million and $6.7 million in the first quarter of 2008 and 2007, respectively. The increase is attributable to expenditures related to the expansion of our Arlington, Tennessee facilities as well as increased investments in surgical instrumentation. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $40 million for 2008 for routine capital expenditures, as well as approximately $18 million for the expansion of facilities in Arlington, Tennessee.
Financing Activities. During the first three months of 2008, cash provided from stock issuances totaled $3.4 million. These proceeds were offset by $189,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first three months of 2008 and 2007 totaled approximately $2.6 million and $1.4 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $3.2 million and $2.0 million in the first three months of 2008 and 2007, respectively. We recorded obligations of $67,000 and $674,000 for the amount of receivables factored under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.
On March 31, 2008, our revolving credit facility had availability of $97.1 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 5.25%.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of $235.2 million, our existing available credit line of $97.1 million, and our expected cash flow from our 2008 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2008 of $58 million, and meet our contractual cash obligations in 2008, which includes the $24 million paid in April 2008 related to the INBONE acquisition.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant modifications to the policies related to our critical accounting estimates since December 31, 2007.
Impact of Recently Issued Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and how the derivatives affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement

No. 157 (collectively SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. We are currently evaluating the potential impact the application of SFAS 157 to our non-financial assets and liabilities will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On March 31, 2008, we had short term cash investments totaling approximately $217 million. Based on this level of investment, a change of 0.25% in interest rates would have an impact of $543,000 on our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 28% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2008, and for the year ended December 31, 2007, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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
As discussed in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen, British pounds and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Change in Internal Control Over Financial Reporting
During the three months ended March 31, 2008, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS.
There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock. There were no shares repurchased by us in the open market to satisfy employee stock option exercises and restricted stock grants during the first quarter of 2008.

				Maximum Number of
			Total Number of	Shares that May Yet
	Total Number of	Average Price Paid	Shares Purchased as	Be Purchased Under
	Shares Purchased	per Share	Part of Publicly	the Plans or
	(1)	(1)	Announced Plans	Programs

March 1, 2008 — March 31, 2008	1,435	$26.67	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of minimum tax obligations related to vesting of restricted shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.(5) as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (6)

10.2	Fourth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan). (7)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (8)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (9)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays,(10) as amended by Employment Agreement Amendment dated as of March 31, 2008.(11)

10.10	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell,(10) as amended by Employment Agreement Amendment dated as of March 31, 2008.(11)

10.11	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (12)

10.12	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters.

Exhibit
No.	Description

11	Computation of earnings per share (included in Note 9 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Acquisition Agreement dated as of April 3, 2008, between Wright Medical Group, Inc. and INBONE Technologies, Inc.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(6)	Incorporated by reference to our current report on Form 8-K filed on November 21, 2007.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 13, 2005.

(8)	Incorporated by reference to our current report on Form 8-K filed on April 27, 2005.

(9)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(10)	Incorporated by reference to our current report on Form 8-K filed on November 22, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on April 3, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on March 22, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 24, 2008

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)