Form 10-Q
period 2008-06-30
WRIGHT MEDICAL GROUP INC
filed 2008-07-29
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☑ No
As of July 23, 2008, there were 37,705,517 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report. Actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere in this and other quarterly reports), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. Readers should not place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$175,587	$229,026
Marketable securities	9,882	15,535
Accounts receivable, net	108,018	83,801
Inventories	147,701	115,290
Prepaid expenses	7,986	13,757
Deferred income taxes	27,129	24,015
Assets held for sale	—	2,207
Other current assets	10,375	7,570

Total current assets	486,678	491,201

Property, plant and equipment, net	117,256	99,037
Goodwill	50,290	28,233
Intangible assets, net	20,278	11,187
Deferred income taxes	34,848	30,556
Other assets	9,042	9,771

Total assets	$718,392	$669,985

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$28,886	$19,764
Accrued expenses and other current liabilities	66,175	53,069
Current portion of long-term obligations	92	551

Total current liabilities	95,153	73,384

Long-term debt and capital lease obligations	200,121	200,455
Deferred income taxes	3,912	159
Other liabilities	9,484	7,206

Total liabilities	308,670	281,204

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 37,705,266 shares at June 30, 2008 and 36,493,183 shares at December 31, 2007	369	365
Additional paid-in capital	354,160	338,640
Accumulated other comprehensive income	28,339	24,623
Retained earnings	26,854	25,153

Total stockholders’ equity	409,722	388,781

	$718,392	$669,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$118,477	$98,008	$234,342	$192,295
Cost of sales [1]	34,811	28,770	67,249	55,735

Gross profit	83,666	69,238	167,093	136,560
Operating expenses:
Selling, general and administrative [1]	68,875	56,307	135,464	110,233
Research and development [1]	8,378	6,853	16,377	14,955
Amortization of intangible assets	1,276	970	2,317	1,825
Restructuring charges (Note 12)	3,095	7,539	4,910	7,539
Acquired in-process research and development (Note 2)	2,490	—	2,490	—

Total operating expenses	84,114	71,669	161,558	134,552

Operating (loss) income	(448)	(2,431)	5,535	2,008
Interest expense (income), net	773	(399)	410	(1,003)
Other expense (income), net	403	51	(623)	55

(Loss) income before income taxes	(1,624)	(2,083)	5,748	2,956
Provision for income taxes	733	7	4,047	1,857

Net (loss) income	$(2,357)	$(2,090)	$1,701	$1,099

Net (loss) income per share (Note 10):
Basic	$(0.06)	$(0.06)	$0.05	$0.03

Diluted	$(0.06)	$(0.06)	$0.05	$0.03

Weighted-average number of shares outstanding-basic	36,832	35,654	36,718	35,468

Weighted-average number of shares outstanding-diluted	36,832	35,654	37,313	36,137

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales	$308	$542	$652	$1,033
Selling, general and administrative	2,846	2,934	5,817	5,894
Research and development	417	336	666	1,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$1,701	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,649	11,476
Stock-based compensation expense	7,135	8,544
Amortization of intangible assets	2,317	1,825
Acquired in-process research and development	2,490	—
Amortization of deferred financing costs	497	34
Deferred income taxes	(6,595)	(5,657)
Excess tax benefit from stock-based compensation arrangements	(452)	(1,820)
Non-cash restructuring charges	—	2,765
Other	(167)	549
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(21,364)	(15,167)
Inventories	(31,062)	(10,429)
Marketable securities (trading securities)	15,535	12,955
Prepaid expenses and other current assets	2,495	(6,280)
Accounts payable	7,788	3,640
Accrued expenses and other liabilities	13,284	12,608

Net cash provided by operating activities	6,251	16,142

Investing activities:
Capital expenditures	(28,828)	(16,697)
Acquisitions of businesses (Note 2)	(30,775)	(25,209)
Purchase of intangible assets	(1,060)	(341)
Investment in available-for-sale marketable securities	(9,869)	—
Disposition of assets held for sale	2,366	—

Net cash used in investing activities	(68,166)	(42,247)

Financing activities:
Issuance of common stock	8,283	8,020
Principal payments of bank and other financing	(227)	(607)
Financing under factoring agreements, net	(682)	(1,571)
Excess tax benefit from stock-based compensation arrangements	452	1,820

Net cash provided by financing activities	7,826	7,662

Effect of exchange rates on cash and cash equivalents	650	67

Net decrease in cash and cash equivalents	(53,439)	(18,376)

Cash and cash equivalents, beginning of period	229,026	57,939

Cash and cash equivalents, end of period	$175,587	$39,563

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
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at June 30, 2008 and December 31, 2007 due to their short maturities or variable rates.
The fair value of our convertible senior notes was $209 million and $216 million as of June 30, 2008, and December 31, 2007, respectively.
Marketable Securities. During the second quarter of 2008, we invested in treasury bills with maturity dates of less than 12 months. Our investment in these marketable securities are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income.
Impact of Recently Issued Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and how the derivatives affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to our consolidated financial statements. We are currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accounting Oversight Board amendments to Audit Standard (AU) Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
2. Acquisitions
INBONE Technologies, Inc. On April 3, 2008, we completed the acquisition of INBONE Technologies, Inc. (Inbone), a privately held company focused on the field of ankle arthroplasty and small bone fusion. The purchase consists of an initial cash payment of $23.2 million, guaranteed future minimum payments of $3.7 million, and potential additional cash payments based upon future operational and financial performance of the company. Assets acquired include the INBONETM Total Ankle System and the INBONETM Intra-osseous Fusion Rod and Plate System.
The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired is recorded as goodwill. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired, which includes transaction costs and the guaranteed future minimum payments (in thousands):

Cash	$732
Accounts receivable	686
Inventories	1,047
Property, plant and equipment	528
Other assets	159
In-process research and development	2,490
Intangible assets	9,490
Goodwill	19,709

Total assets	$34,841

Current liabilities	$1,768
Deferred income taxes	3,739
Debt	1,727

Total liabilities	$7,234

Net assets acquired	$27,607
Less cash acquired	(732)
Plus debt assumed and paid at closing	1,727

Total purchase price	$28,602

Of the $9.5 million of acquired intangible assets, $5.2 million was assigned to completed technology (ten year useful life), $1.5 million was assigned to registered trademarks (indefinite useful life), $1.4 million was assigned to customer relationships (twelve year useful life), and $1.4 million was assigned to other assets (five year useful life).
As part of the purchase price allocation, we recorded accrued expenses for $565,000 of costs to involuntarily terminate or relocate employees of the acquired entity. These exit activities were completed during the second quarter of 2008.
In connection with this acquisition, we immediately recognized as expense approximately $2.5 million in costs representing the estimated fair value of acquired in-process research and development (IPRD) that had not yet reached technological feasibility and had no alternative future use. We engaged an independent third party to conduct a valuation of the intangible assets acquired. The value assigned to IPRD was determined by estimating the costs to develop the acquired IPRD into commercially viable products, estimating the resulting net cash flows from

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
this project, and discounting the net cash flows back to their present values using an 18% risk adjusted discount rate. This discount rate reflected uncertainties surrounding the successful development of IPRD.
A.M. Surgical, Inc. On June 9, 2008, we acquired certain assets of A.M. Surgical, Inc. (A.M. Surgical), a New York-based company focused on providing endoscopic soft tissue release products for foot and ankle surgeons. Prior to the acquisition, we had marketed A.M. Surgical’s foot and ankle products pursuant to a distribution agreement signed in October 2007. The purchase consists of an initial cash payment of $2.1 million and potential additional cash payments based upon future financial performance of the acquired assets, not to exceed $700,000. Assets acquired include all of the A.M. Surgical endoscopic soft tissue release products for the foot and ankle market, which consists of the AMTM EPF (plantar fascia release), AMTM UDIN (interdigital nerve decompression) and AMTM EGR (gastrocnemius release) Systems. These three systems address the decompression and soft tissue release procedures most commonly performed by foot and ankle surgeons. The A.M. Surgical product line is highly complementary to our line of reconstructive and biologic products for flatfoot corrective surgery.
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

Intangible assets	$420
Goodwill	1,696

Total assets acquired	$2,116

Our consolidated results of operations would not have been materially different than reported results had the Inbone and A.M. Surgical acquisitions occurred at the beginning of 2008 or 2007.
3. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$9,748	$7,020
Work-in-process	30,967	21,482
Finished goods	106,986	86,788

	$147,701	$115,290

4. Assets Held for Sale
Assets held for sale consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Land and buildings	$—	$1,766
Machinery and equipment	—	441

	$—	$2,207

In April 2008, we completed the sale of assets held for sale from our Toulon, France facility for approximately $2.4 million, less costs to sell, plus the assumption of capital lease obligations totaling approximately $700,000. See Note 12 for further discussion of our restructuring activities associated with our Toulon, France facility.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
5. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Property, plant and equipment, at cost	$229,776	$199,910
Less: Accumulated depreciation	(112,520)	(100,873)

	$117,256	$99,037

6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Capital lease obligations	$213	$1,006
Convertible senior notes	200,000	200,000

	200,213	201,006
Less: current portion	(92)	(551)

	$200,121	$200,455

In April 2008, we sold certain assets from our Toulon, France facility. As part of that sale, the buyer assumed our capital lease obligation of $700,000 for certain machinery and equipment located in that facility.
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
On June 30, 2008, after considering outstanding letters of credit, our revolving credit facility had availability of $97.1 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 5.0%. The term of the credit facility extends through June 30, 2011.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2008, are as follows (in thousands):

Goodwill at December 31, 2007	$28,233
Goodwill from acquisitions (see Note 2)	21,405
Goodwill from contingent payment	57
Foreign currency translation	595

Goodwill at June 30, 2008	$50,290

During the second quarter of 2008, we made a payment totaling $57,000 as contingent consideration for the R&R Medical, Inc. acquisition completed in 2007.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$24,355	$20,556	$22,793	$18,082
Completed technology	11,492	3,450	5,180	2,896
Licenses	4,214	3,037	3,598	2,561
Customer relationships	2,870	213	1,490	110
Trademarks	2,373	260	862	164
Other	3,285	795	2,324	1,247

	48,589	$28,311	36,247	$25,060

Less: Accumulated amortization	(28,311)		(25,060)

Intangible assets, net	$20,278		$11,187

Based on the intangible assets held at June 30, 2008, we expect to recognize amortization expense of approximately $5.2 million for the full year of 2008, $4.8 million in 2009, $1.9 million in 2010, $1.9 million in 2011, and $1.7 million in 2012.
8. Stock-Based Compensation
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
Amounts recognized within the condensed consolidated financial statements are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total cost of share-based payment plans	$3,397	$3,527	$6,969	$8,939
Amounts capitalized as inventory and intangible assets	(265)	(339)	(749)	(1,589)
Amortization of capitalized amounts	439	624	915	1,194

Charged against income before income taxes	3,571	3,812	7,135	8,544
Amount of related income tax benefit	(1,061)	(817)	(1,980)	(2,083)

Impact to net income	2,510	2,995	5,155	6,461

Impact to basic earnings per share	0.07	0.08	0.14	0.18

Impact to diluted earnings per share	$0.07	$0.08	$0.14	$0.18

In the six-month period ended June 30, 2008, we granted approximately 402,000 non-vested shares of common stock and 359,000 options to purchase common stock at a weighted-average fair value of $27.21 and $11.78, respectively, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of these grants, is four years. As of June 30, 2008, we had 4.2 million stock options outstanding, of which 2.7 million were exercisable, and 729,000 non-vested shares of common stock outstanding.
We had $49.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of June 30, 2008. That cost is expected to be recognized over a weighted-average period of 2.7 years.
9. Income Taxes and Change in Accounting Principle
As of June 30, 2008 and December 31, 2007, our liability for unrecognized tax benefits totaled $6.6 million and $6.2 million, respectively, which is included within “Other liabilities” on our condensed consolidated balance sheets.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the three-month period ended March 31, 2008, $4.8 million of previously accrued liabilities for unrecognized tax benefits were recognized as a benefit upon the effective settlement of a tax examination of one of our subsidiaries in France. We remain under audit in other subsidiaries in France, and based upon initial audit assessments and in accordance with the recognition and measurement considerations in FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, during the first quarter of 2008, we increased our liability for unrecognized tax benefits for these jurisdictions to $5.0 million. Management believes that it is reasonably possible that this liability for unrecognized tax benefits may significantly change within the next twelve months.
10. Earnings Per Share
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
During the three month and six month periods ending June 30, 2008, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded them from the dilutive shares calculation. In addition, 663,000 and 710,000 common stock equivalents associated with stock options and non-vested shares of common stock have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2008 and June 30, 2007, respectively, because their effect is anti-dilutive as a result of our net loss for the periods.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average number of shares outstanding, basic	36,832	35,654	36,718	35,468
Common stock equivalents	—	—	595	669

Weighted-average number of shares outstanding, diluted	36,832	35,654	37,313	36,137

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	1,980	3,393	2,592	3,752
Non-vested shares	244	26	271	67
Convertible debt	6,126	—	6,126	—

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
11. Other Comprehensive Income
The difference between our net income and our comprehensive income is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability. The following table provides a reconciliation of net (loss) income to comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(2,357)	$(2,090)	$1,701	$1,099
Changes in foreign currency translation	(434)	1,102	3,695	1,783
Unrealized gain on marketable securities	13	—	13	—
Minimum pension liability adjustment	4	—	8	—

Comprehensive (loss) income	$(2,774)	$(988)	$5,417	$2,882

12. Restructuring
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands.
Management currently estimates that the pre-tax restructuring charges will total approximately $28 million to $32 million. These charges consist of the following estimates:
•	$13 million for severance and other termination benefits;

•	$3 million of non-cash asset impairments of property, plant and equipment;

•	$2 million of inventory write-offs and manufacturing period costs;

•	$2 million to $4 million of external legal and professional fees; and

•	$8 million to $10 million of other cash and non-cash charges (including employee litigation).
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations, with the exception of the inventory write-offs and manufacturing period costs, which were recognized with “Cost of sales — restructuring.”

	Three Months	Six Months	Cumulative
	Ended	Ended	Charges as of
(in thousands)	June 30, 2008	June 30, 2008	June 30, 2008
Severance and other termination benefits	$100	$980	$12,655
Employee litigation accrual	2,824	3,467	3,787
Asset impairment charges	—	(63)	3,093
Inventory write-offs and manufacturing period costs	—	—	2,139
Legal/professional fees	116	445	1,992
Other	55	81	117

Total restructuring charges	$3,095	$4,910	$23,783

As a result of the plans to close the facilities in 2007, we performed an evaluation of the undiscounted future cash flows of the related asset group and recorded an impairment charge for the difference between the net book value of the assets and their estimated fair values for those assets we intended to sell. In April 2008, these assets were sold. We also recorded an impairment charge in 2007 for assets to be abandoned.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the six months ended June 30, 2008, is presented in the following table (in thousands):

Balance as of December 31, 2007	$6,966
Charges:
Severance and other termination benefits	1,187
Litigation accrual	3,467
Legal/professional fees	445
Other	81

Total accruals	$5,180

Payments:
Severance and other termination benefits	(4,749)
Legal/professional fees	(629)
Other	(47)

$(5,425)

Changes in foreign currency translation	410

Restructuring liability at June 30, 2008	$7,131

As of June 30, 2008, in connection with the closure of our Toulon, France facility, a majority of our former employees have filed claims to challenge the economic justification for their dismissal. Management has accrued $3.8 million associated with these claims, of which $2.8 million was recorded during the three months ended June 30, 2008. This liability is recorded within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of June 30, 2008. We cannot estimate whether any additional employees may file claims or what, if any, further liability exists for those employees who have not filed claims as of June 30, 2008.
13. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction. Howmedica has conceded to the court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling, and this matter is now on appeal to the U.S. Federal Circuit Court of Appeals. Oral arguments were heard, and management anticipates the ruling during the second half of 2008. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of June 30, 2008. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that it has meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of June 30, 2008.
We were involved with a dispute with a former consultant who demanded payment of royalties on the sales of certain knee products. We contended that the plaintiff breached his agreement, and therefore we owed no royalties to the plaintiff. In April 2006, the United States District Court for the District of Massachusetts (District Court) granted partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract. A damages hearing was held in March 2007 and damages were set at $2.6 million plus interest. Both parties appealed the decision of the District Court. On June 6, 2008, we received a ruling from the United States Court of Appeals for the First Circuit (Appeals Court) affirming the decision by the District Court for the District of Massachusetts granting partial summary judgment in favor of the plaintiff, ruling that the plaintiff did not breach his contract. The Appeals Court also affirmed the other rulings of the District Court. We recognized the $2.6 million in damages plus interest within our results of operations for the three month period ended June 30, 2008. No further appeals are anticipated in this matter.

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
In June 2008, we received a letter from the SEC informing us that it is conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry, including us. We understand that several other medical device companies have received similar letters. We are cooperating fully with the SEC request. We cannot estimate what, if any, impact any results from this inquiry could have on our consolidated results of operations or financial position.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and six month periods ended June 30, 2008. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2007, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales increased 21% in the second quarter of 2008 to $118.5 million, as compared to net sales of $98.0 million in the second quarter of 2007. For the second quarter of 2008, we recorded a net loss of $2.4 million or ($0.06) per diluted share compared to a net loss for the second quarter of 2007 of $2.1 million or ($0.06) per diluted share. Increased profitability from higher sales and lower restructuring charges were mostly offset by $1.5 million ($0.9 million net of taxes) of costs associated with the ongoing U.S. Department of Justice (DOJ) inquiry, the impact of an unfavorable appellate court ruling of $2.6 million ($1.6 million net of taxes), and the write-off of acquired in-process research and development charges of $2.5 million as discussed in Note 2 to our condensed consolidated financial statements.
Our second quarter domestic sales increased 18% in 2008, primarily as a result of growth within our extremity, knee and biologics product lines, which increased 53%, 16% and 14%, respectively, as compared to prior year. Our domestic biologics growth is attributable to sales of our PRO-DENSE® injectable regenerative graft, which was launched during the third quarter of 2007, as well as the continued success of our GRAFTJACKET® tissue repair and containment membranes. Our domestic extremity business benefited from the continued success of our CHARLOTTE™ Foot and Ankle System, increased sales of our DARCO® product line, and product sales following our April 2008 acquisition of INBONE Technologies, Inc. (Inbone). This acquisition adds key products to our extremities business.
Our international sales increased 25% to $49.3 million in the second quarter of 2008, compared to $39.4 million in the second quarter of 2007. This increase was driven by growth in almost all of our international markets, with the exception of France. In addition, international sales in the second quarter of 2008 included a favorable currency impact of approximately $4.2 million.
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

In December 2007, we received a subpoena from the DOJ requesting certain documents related to consulting agreements with orthopaedic surgeons. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We continue to cooperate fully with the investigation of the DOJ, and we anticipate that we may continue to incur significant expenses related to this inquiry.
In June 2008, we received a letter from the U.S. Securities and Exchange Commission (SEC) informing us that it is conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that several other medical device companies have received similar letters. We are cooperating fully with the SEC request.
Results of Operations
Comparison of three months ended June 30, 2008 to three months ended June 30, 2007
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	(unaudited)
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Net sales	$118,477	100.0%	$98,008	100.0%
Cost of sales[1]	34,811	29.4%	28,770	29.4%

Gross profit	83,666	70.6%	69,238	70.6%
Operating expenses:
Selling, general and administrative[1]	68,875	58.1%	56,307	57.5%
Research and development[1]	8,378	7.1%	6,853	7.0%
Amortization of intangible assets	1,276	1.1%	970	1.0%
Restructuring charges	3,095	2.6%	7,539	7.7%
Acquired in-process research and development	2,490	2.1%	—	—

Total operating expenses	84,114	71.0%	71,669	73.1%

Operating loss	(448)	(0.4%)	(2,431)	(2.5%)
Interest expense (income), net	773	0.7%	(399)	(0.4%)
Other expense, net	403	0.3%	51	0.1%

Loss before income taxes	(1,624)	(1.4%)	(2,083)	(2.1%)
Provision for income taxes	733	0.6%	7	0.0%

Net loss	$(2,357)	(2.0%)	$(2,090)	(2.1%)

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$308	0.3%	$542	0.6%
Selling, general and administrative	2,846	2.4%	2,934	3.0%
Research and development	417	0.4%	336	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	June 30,
	2008	2007	% change
Hip products	$41,411	$34,568	19.8%
Knee products	31,248	25,752	21.3%
Extremity products	21,903	14,671	49.3%
Biologics products	20,673	19,890	3.9%
Other	3,242	3,127	3.7%

Total net sales	$118,477	$98,008	20.9%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2008 and 2007:
Product Line Sales as a Percentage of Total Net Sales
Net Sales. Our overall net sales growth of 21% in the second quarter of 2008 was attributable to our continued success in our extremity product line, which increased 49% over prior year, as well as expansion in our knee, hip, and biologics product lines, which increased 21%, 20%, and 4%, respectively, over prior year. Geographically, our domestic net sales totaled $69.1 million in the second quarter of 2008 and $58.6 million in the second quarter of 2007, representing 58% and 60% of total net sales, respectively, and an increase of 18%. Our international net sales totaled $49.3 million in the second quarter of 2008, compared to $39.4 million in the second quarter of 2007. International sales in 2008 include a favorable currency impact of $4.2 million, principally resulting from the performance of the euro against the U.S. dollar in the second quarter of 2008 as compared to the same period of 2007. Our international net sales in the second quarter of 2008 were favorably impacted by our performance in almost all of our international markets.
Our hip product net sales totaled $41.4 million during the second quarter of 2008, representing an increase of 20% over prior year. Our domestic hip sales increased 2% over prior year as increased unit sales were mostly offset by declines in average selling prices. The majority of the worldwide growth was driven by our international business, which increased by 38% over prior year. Our sales results in our international markets were primarily due to continued growth in recently entered European markets, as well as continued growth in Japan. Additionally, our international hip sales include a $2.3 million favorable currency impact in 2008.
Our knee product net sales totaled $31.2 million in the second quarter of 2008, representing growth of 21% over the prior year. Year-over-year knee sales increased 16% domestically as a result of increased unit sales of our ADVANCE® knee systems. Our international knee sales increased 29% over prior year, which was primarily driven by continued expansion in our European markets, as well as a $1.0 million favorable currency impact in 2008.

Our extremity product net sales increased to $21.9 million in the second quarter of 2008, representing growth of 49% over the second quarter of 2007. This year-over-year growth was driven by the continued success of our CHARLOTTETM Foot and Ankle system and sales of our DARCO® plating systems as well as sales of our INBONETM products, following the second quarter 2008 Inbone acquisition. Our domestic extremity product sales increased 53%, primarily resulting from the performance of our foot and ankle product portfolio, including products recently acquired from Inbone. Our international extremity product sales growth was primarily attributable to increased sales of our DARCO® products and a favorable currency impact.
Net sales of our biologics products totaled $20.7 million in the second quarter of 2008, representing year-over-year growth of 4%. In the U.S., biologics sales increased 14% due to the sales of our PRO-DENSE® injectable regenerative graft launched in the third quarter of 2007 as well as the continued acceleration of sales of our GRAFTJACKET® tissue repair and containment membranes. In our international markets, we noted a decline in biologics sales following the August 2007 disposition of our Adcon®-Gel related assets.
Cost of Sales. Our cost of sales as a percentage of net sales remained at 29.4% in the second quarter of 2008 compared to the second quarter of 2007 as lower levels of non-cash, stock-based compensation expense, manufacturing efficiencies and lower levels of excess and obsolete inventory provisions were offset by unfavorable shifts in our geographic sales mix. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general, and administrative expenses as a percentage of net sales totaled 58.1% in the second quarter 2008, a 0.6 percentage point increase from 57.5% in the second quarter of 2007. Our 2008 selling, general, and administrative expenses include approximately $1.5 million (1.2% of net sales) of costs, primarily legal fees, associated with the DOJ inquiry and $2.3 million (2.0% of net sales) of expenses due to an unfavorable appellate court decision. These amounts were partially offset by lower levels of expenses due to our restructuring efforts in Toulon, France, the impact of geographic sales mix to higher levels of international sales which generally incur a lower commission rate, and leveraging of fixed administrative expenses. In addition approximately $2.8 million and $2.9 million of non-cash, stock-based compensation expense was recognized in the second quarter of 2008 and 2007, respectively, representing 2.4% and 3.0% of net sales in each of the years, respectively.
We anticipate that our selling, general, and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, as we integrate the INBONE acquisition into our business, and as we continue to incur expenses associated with the DOJ inquiry, which we believe may continue to be significant.
Research and Development. Our investment in research and development activities represented approximately 7.1% of net sales in the second quarter of 2008, as compared to 7.0% of net sales in the second quarter of 2007. Our research and development expenses include approximately $417,000 (0.4% of net sales) and $336,000 (0.3% of net sales) of non-cash, stock-based compensation expense in the first quarter of 2008 and 2007, respectively. The remaining increase in research and development spending is primarily due to increased investment in product development efforts.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the second quarter of 2008 increased to $1.3 million from $1.0 million in the second quarter of 2007. Based on the intangible assets held at June 30, 2008, we expect to recognize amortization expense of approximately $5.2 million for the full year of 2008, $4.8 million in 2009, $1.9 million in 2010, $1.9 million in 2011, and $1.7 million in 2012.
Restructuring. During the second quarter of 2008, our restructuring expenses as a percentage of net sales totaled 2.6%, compared to 7.7% during the second quarter of 2007. These charges are a result of the closure of our Toulon, France facilities, which was announced in the second quarter of 2007. These charges included severance and termination benefits, accrual for employee litigation, legal and professional fees, and other charges, and in 2007 asset impairment charges. See Note 12 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Acquired In-Process Research and Development. Upon consummation of our Inbone acquisition, we immediately recognized as expense $2.5 million in costs representing the estimated fair value of acquired in-process research and development (IPRD) that had not yet reached technological feasibility and had no alternative future use.
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

	Year net cash	Discount rate including
	in-flows expected	factor to account for	Acquired
Project	to begin	uncertainty of success	IPRD
INBONETM Calcaneal Stem Implant	2009	18%	$2,490,000
The INBONE™ Calcaneal Stem implant (Calcaneal Stem) is an implant device designed to attach on the INBONETM Talar Dome and achieve bone implant stability by engaging the inside of the talar bone spanning into the calcaneal bone after the two bones have been stabilized together. We expect this device to bring increased sales to the existing Total Ankle Replacement device. The product is complete, but it has not yet received all the necessary FDA clearances to bring the product into a commercially viable product. Prior to the acquisition, Inbone filed a 510(k) premarket notification for the Calcaneal Stem and had received questions from the FDA. Subsequent to the acquisition, we received additional questions. We are currently working on a new submission that will address these questions and anticipate that we will obtain FDA clearance no sooner than the end of 2008. We currently do not expect to be required to provide additional testing to support this strategy, but do expect to pay an immaterial amount of review fees.
We are continuously monitoring our research and development projects. We believe that the assumptions used in the valuation of acquired IPRD represent a reasonably reliable estimate of the future benefits attributable to the acquired IPRD. No assurance can be given that actual results will not deviate from those assumptions in future periods.
Interest Expense (Income), Net. Interest expense (income), net, consists of interest expense of $2.0 million and $182,000 during the second quarter of 2008 and 2007, respectively, primarily from borrowings under our capital lease agreements, certain of our factoring agreements, and, in 2008, our convertible debt, offset by interest income of $1.2 million and $581,000 during the second quarter of 2008 and 2007, respectively, generated by our invested cash balances and investments in marketable securities.
We continue to anticipate higher levels of interest expense in 2008 due to our November 2007 issuance of $200 million of convertible senior notes, which may be offset by additional interest income from the portion of net proceeds which are currently invested in interest-bearing accounts. The amounts of interest income we realize in 2008 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Provision for Income Taxes. We recorded tax provisions of $733,000 and $7,000 in the second quarter of 2008 and 2007, respectively. During the second quarter of 2008, our effective tax rate was approximately (45.1%), as compared to (0.3%) in the second quarter of 2007. The effective tax rate in the second quarter of 2008 and 2007 included a 91 percentage point and 47 percentage point impact, respectively, due to the discrete tax effect of restructuring charges, and, in 2008, IPRD charges. Additionally, our 2008 provision does not include a benefit for the U.S. Federal Research and Development tax credit due to its expiration effective January 1, 2008.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	(unaudited)
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Net sales	$234,342	100.0%	$192,295	100.0%
Cost of sales[1]	67,249	28.7%	55,735	29.0%

Gross profit	167,093	71.3%	136,560	71.0%
Operating expenses:
Selling, general and administrative[1]	135,464	57.8%	110,233	57.3%
Research and development[1]	16,377	7.0%	14,955	7.8%
Amortization of intangible assets	2,317	1.0%	1,825	0.9%
Restructuring charges	4,910	2.1%	7,539	3.9%
Acquired in-process research and development	2,490	1.1%	—	—

Total operating expenses	161,558	68.9%	134,552	70.0%

Operating income	5,535	2.4%	2,008	1.0%
Interest expense (income), net	410	0.2%	(1,003)	(0.5%)
Other (income) expense, net	(623)	(0.3%)	55	—

Income before income taxes	5,748	2.5%	2,956	1.5%
Provision for income taxes	4,047	1.7%	1,857	1.0%

Net income	$1,701	0.7%	$1,099	0.6%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Six Months Ended June 30,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$652	0.3%	$1,033	0.5%
Selling, general and administrative	5,817	2.5%	5,894	3.1%
Research and development	666	0.3%	1,617	0.8%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended
	June 30,
	2008	2007	% change
Hip products	$81,311	$68,974	17.9%
Knee products	61,424	51,284	19.8%
Extremity products	42,364	27,673	53.1%
Biologics products	41,351	38,112	8.5%
Other	7,892	6,252	26.2%

Total net sales	$234,342	$192,295	21.9%

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2008 and 2007:
Product Line Sales as a Percentage of Total Net Sales
Net Sales. Net sales totaled $234.3 million during the first six months of 2008, representing a 22% increase over prior year, and including a favorable currency impact of $8.3 million. The increase in net sales is attributable to growth in each of our principal product lines. Specifically in our extremities product line, the 53% increase from prior year can be attributed to sales of our DARCO® plating systems, which we acquired in the second quarter of 2007, the continued success of our CHARLOTTETM Foot and Ankle system, our Inbone acquisition in the second quarter of 2008, and the impact of other acquisitions in the past year.
In the first six months of 2008, domestic net sales increased by 19% to $136.4 million, or 58.2% of total net sales. International sales totaled $98.0 million, including the aforementioned favorable currency impact of $8.3 million, representing an increase of 26%.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 29.0% in the first six months of 2007 to 28.7% in the first six months of 2008. This decrease is attributable to manufacturing efficiencies and lower levels of non-cash stock-based compensation expense, which were partially offset by unfavorable shifts in our geographic sales mix.
Operating Expenses. As a percentage of net sales, our operating expenses decreased by 1.1 percentage points to 68.9% in the first six months of 2008, as compared to 70.0% in the first six months of 2007. This decrease is primarily due to lower restructuring expenses and stock-based compensation, partially offset by IPRD and the unfavorable appellate court ruling.
Provision for Income Taxes. We recorded tax provisions of $4.0 million and $1.9 million in the first six months of 2008 and 2007, respectively. During the first six months of 2008, our effective tax rate was approximately 70.4%, as compared to 62.8% in the first six months of 2007. The effective tax rate in the first half of 2008 and 2007 included a 27 and 21 percentage point impact, respectively, due to the discrete tax effect of restructuring charges, and, in 2008, IPRD. Additionally, our 2008 provision does not include a benefit for the U.S. Federal Research and Development tax credit due to its expiration effective January 1, 2008.
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
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $32 million, of which we have recognized $23.8 million through June 30, 2008. We believe that we will see the benefits from this restructuring within selling, general and administrative expenses in 2008 and within cost of sales beginning in 2009. See Note 12 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$175,587	$229,026
Short-term marketable securities	9,882	15,535
Working capital	391,525	417,817
Line of credit availability	97,100	97,100
During the first quarter of 2008, we liquidated our short-term marketable debt securities, which were invested in auction rate securities, into cash equivalents. During the second quarter of 2008, we invested approximately $10 million into treasury bills with maturities of less than 12 months. We have classified these marketable securities as available-for-sale.
Operating Activities. Cash provided by operating activities was $6.3 million for the first six months of 2008, as compared to $16.1 million for the first six months of 2007. The decrease in operating cash flow is primarily attributable to changes in working capital during 2008. Our inventory balance has increased due to inventory built in preparation for product launches and to support higher levels of sales. Our accounts receivable balance has increased due to increased sales, particularly in international markets that typically have longer collection terms.
Investing Activities. Our capital expenditures totaled approximately $28.8 million and $16.7 million in the second quarter of 2008 and 2007, respectively. The increase is attributable to expenditures related to the expansion of our Arlington, Tennessee facilities as well as increased investments in surgical instrumentation. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $40 million for 2008 for routine capital expenditures, as well as approximately $18 million for the expansion of facilities in Arlington, Tennessee.
Additionally, we invested $31.8 million in acquisitions of businesses and intellectual property during 2008, and $9.9 million in available-for-sale marketable securities. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property and are, therefore, unable to predict the timing of future purchases. These investments were partially offset by the disposition of our assets held for sale associated with our facility in Toulon, France, for $2.4 million.
Financing Activities. During the first six months of 2008, cash provided from stock issuances totaled $8.3 million. These proceeds were offset by $227,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first six months of 2008 and 2007 totaled approximately $3.6 million and $2.6 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $4.3 million and $4.2 million in the first six months of 2008 and 2007, respectively. We recorded a negligible obligation under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets as of June 30, 2008 compared to $674,000 as of December 31, 2007.
On June 30, 2008, our revolving credit facility had availability of $97.1 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 5.00%. The term of the credit facility extends through June 30, 2011.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of $175.6 million, our marketable securities balance of $9.9 million, our existing available credit line of $97.1 million, and our expected cash flow from our 2008 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2008 of $58 million, and meet our contractual cash obligations in 2008.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant modifications to our critical accounting policies or estimates since December 31, 2007.
Impact of Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and how the derivatives affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to our consolidated financial statements. We are currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. At June 30, 2008, we had cash and short term marketable securities in interest bearing investments totaling approximately $171 million. Based on this level of investment, a change of 0.25% in interest rates would have an impact of $428,000 on our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% of our total net sales were denominated in foreign currencies during the three months ended June 30, 2008, and for the year ended December 31, 2007 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Change in Internal Control Over Financial Reporting
During the three months ended June 30, 2008, we implemented our enterprise computer system in certain entities within our European operations. This event represented a change that has materially affected our internal control over financial reporting. Accordingly, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of this change in internal control over financial reporting. Based on this evaluation, our management concluded that this change did not diminish the design of our internal control over financial reporting.

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
Howmedica Osteonics Corp. v. Wright Medical Technology, Inc.
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the court issued a Markman ruling on claim construction. Howmedica has conceded to the court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling, and this matter is now on appeal to the U.S. Federal Circuit Court of Appeals. Oral arguments were heard, and management anticipates the ruling during the second half of 2008. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of June 30, 2008. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. RISK FACTORS.
There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table represents shares surrendered by employees to satisfy minimum tax withholding obligations on vested restricted stock. There were no shares repurchased by us in the open market to satisfy employee stock option exercises and restricted stock grants during the second quarter of 2008.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased	Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under
	Purchased	per Share	Announced Plans	the Plans or Programs
April 1, 2008 — June 30, 2008	24,812	$28.52	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our 2008 Annual Meeting of Stockholders on May 14, 2008. Our stockholders voted on three proposals at the meeting.
Our stockholders elected nine directors to serve on our Board of Directors for a term of one year. The tabulation of votes with respect to each director nominee was as follows:

Nominee	For	Withheld
Gary D. Blackford	33,479,882	2,087,613
Martin J. Emerson	33,449,482	2,118,013
Lawrence W. Hamilton	34,431,314	1,136,181
Gary D. Henley	34,415,116	1,152,379
John L. Miclot	34,461,314	1,106,181
Robert J. Quillinan	33,479,482	2,088,013
Amy S. Paul	33,479,684	2,087,811

PART II — OTHER INFORMATION

Nominee	For	Withheld
David D. Stevens	34,431,314	1,136,181
James T. Treace	34,459,764	1,107,731
There were no broker non-votes on the proposal to elect directors.
Our stockholders ratified the selection of KPMG LLP as our independent auditor for the year ending December 31, 2008. There were 34,483,294 votes for, 1,042,252 votes against, 24,195 votes abstaining from, and no broker non-votes on the proposal.
Our stockholders approved the amendment to our Fourth Amended and Restated 1999 Equity Incentive Plan to (a) increase by 700,000 the number of shares of common stock available for awards thereunder and (b) make certain administrative changes to the plan. There were 29,112,761 votes for, 4,403,418 votes against, 599,317 votes abstaining from, and no broker non-votes on the proposal.

PART II — OTHER INFORMATION

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

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan). (7)

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (8)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (9)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays,(10) as amended by Employment Agreement Amendment dated as of March 31, 2008.(11)

10.10	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell,(10) as amended by Employment Agreement Amendment dated as of March 31, 2008.(11)

10.11	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (12)

10.12	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters. (13)

Exhibit
No.	Description
11	Computation of earnings per share (included in Note 10 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Acquisition Agreement dated as of April 3, 2008, between Wright Medical Group, Inc. and INBONE Technologies, Inc. (13)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(6)	Incorporated by reference to our current report on Form 8-K filed on November 21, 2007.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(8)	Incorporated by reference to our current report on Form 8-K filed on April 27, 2005.

(9)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(10)	Incorporated by reference to our current report on Form 8-K filed on November 22, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on April 3, 2008, as amended by our current report on Form 8-K/A filed on April 3, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on March 22, 2006.

(13)	Incorporated by reference to our quarterly report on Form 10-Q filed on April 25, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2008

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)