Form 10-Q
period 2008-09-30
WRIGHT MEDICAL GROUP INC
filed 2008-11-04
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
☐ Yes           ☒ No
As of October 30, 2008, there were 37,991,492 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$153,375	$229,026
Marketable securities	20,078	15,535
Accounts receivable, net	95,293	83,801
Inventories	168,630	115,290
Prepaid expenses	8,479	13,757
Deferred income taxes	26,724	24,015
Assets held for sale	—	2,207
Other current assets	12,949	7,570

Total current assets	485,528	491,201

Property, plant and equipment, net	122,533	99,037
Goodwill	49,384	28,233
Intangible assets, net	21,421	11,187
Deferred income taxes	34,937	30,556
Other assets	8,576	9,771

Total assets	$722,379	$669,985

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$29,569	$19,764
Accrued expenses and other current liabilities	65,843	53,069
Current portion of long-term obligations	101	551

Total current liabilities	95,513	73,384

Long-term debt and capital lease obligations	200,125	200,455
Deferred income taxes	3,894	159
Other liabilities	8,902	7,206

Total liabilities	308,434	281,204

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 37,966,048 shares at September 30, 2008 and 36,493,183 shares at December 31, 2007	371	365
Additional paid-in capital	361,514	338,640
Accumulated other comprehensive income	21,019	24,623
Retained earnings	31,041	25,153

Total stockholders’ equity	413,945	388,781

	$722,379	$669,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$111,096	$91,399	$345,438	$283,694
Cost of sales [1]	32,038	24,268	99,287	80,003

Gross profit	79,058	67,131	246,151	203,691
Operating expenses:
Selling, general and administrative [1]	61,897	54,573	197,361	164,806
Research and development [1]	8,338	7,151	24,715	22,106
Amortization of intangible assets	1,287	968	3,604	2,793
Restructuring charges (Note 12)	685	6,966	5,595	14,505
Acquired in-process research and development (Note 2)	—	—	2,490	—

Total operating expenses	72,207	69,658	233,765	204,210

Operating income (loss)	6,851	(2,527)	12,386	(519)
Interest expense (income), net	717	(361)	1,127	(1,364)
Other (income) expense, net	(284)	(10)	(907)	45

Income (loss) before income taxes	6,418	(2,156)	12,166	800
Provision (benefit)for income taxes	2,231	(634)	6,278	1,223

Net income (loss)	$4,187	$(1,522)	$5,888	$(423)

Net income (loss) per share (Note 10):
Basic	$0.11	$(0.04)	$0.16	$(0.01)

Diluted	$0.11	$(0.04)	$0.16	$(0.01)

Weighted-average number of shares outstanding-basic	37,095	35,981	36,845	35,641

Weighted-average number of shares outstanding-diluted	38,037	35,981	37,536	35,641

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$300	$530	$952	$1,563
Selling, general and administrative	2,623	2,936	8,440	8,830
Research and development	430	399	1,096	2,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income (loss)	$5,888	$(423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,308	17,533
Stock-based compensation expense	10,488	12,409
Amortization of intangible assets	3,604	2,793
Acquired in-process research and development	2,490	—
Amortization of deferred financing costs	744	51
Deferred income taxes	(9,226)	(10,297)
Excess tax benefit from stock-based compensation arrangements	(1,277)	(2,708)
Non-cash restructuring charges	(63)	2,765
Other	288	1,046
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(12,349)	(11,866)
Inventories	(51,642)	(20,736)
Marketable securities (trading securities)	15,535	16,125
Prepaid expenses and other current assets	1,802	(6,378)
Accounts payable	8,692	(570)
Accrued expenses and other liabilities	14,957	22,983

Net cash provided by operating activities	9,239	22,727

Investing activities:
Capital expenditures	(43,524)	(23,345)
Acquisitions of businesses (Note 2)	(32,836)	(25,238)
Purchases of intangible assets	(2,418)	(341)
Investment in available-for-sale marketable securities	(19,952)	—
Disposition of assets held for sale	2,363	—

Net cash used in investing activities	(96,367)	(48,924)

Financing activities:
Issuance of common stock	11,688	11,008
Principal payments of bank and other financing	(256)	(840)
Financing under factoring agreements, net	(414)	(2,257)
Excess tax benefit from stock-based compensation arrangements	1,277	2,708

Net cash provided by financing activities	12,295	10,619
Effect of exchange rates on cash and cash equivalents	(818)	512

Net decrease in cash and cash equivalents	(75,651)	(15,066)
Cash and cash equivalents, beginning of period	229,026	57,939

Cash and cash equivalents, end of period	$153,375	$42,873

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
Fair Value of Financial Instruments. The carrying value of our cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at September 30, 2008 and December 31, 2007 due to their short maturities or variable rates.
The fair value of our convertible senior notes was $209 million and $216 million as of September 30, 2008, and December 31, 2007, respectively.
Effective January 1, 2008, we adopted the provisions of SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis. This Statement applies to all financial assets and liabilities that are being measured and reported on a fair value basis, and establishes a framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our condensed consolidated financial statements. SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:	Financial instruments determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.
Currently, we have available-for-sale marketable securities that are impacted by this new accounting standard. As of September 30, 2008, we have available-for-sale marketable securities totaling $20.1 million. These securities are valued at fair value using a market approach, based on quoted prices for the specific security from transactions in active exchange markets (Level 1).
Marketable Securities. During the second and third quarters of 2008, we invested in treasury bills with maturity dates of less than 12 months. Our investments in these marketable securities are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income.
Impact of Recently Issued Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, and how the derivatives affect an entity’s financial position, financial

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
performance and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Audit Standard (AU) Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired is recorded as goodwill. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur as additional information becomes available. The following is a summary of the estimated fair values of the net assets acquired, which includes transaction costs and the guaranteed future minimum payments (in thousands):

Cash	$745
Accounts receivable	700
Inventories	1,047
Deferred income tax assets	384
Property, plant and equipment	810
Other assets	159
In-process research and development	2,490
Intangible assets	9,480
Goodwill	19,088

Total assets	$34,903

Current liabilities	$1,813
Deferred income tax liabilities	3,739
Debt assumed	1,727

Total liabilities	$7,279

Net assets acquired	$27,624
Less cash acquired	(745)
Plus debt assumed and paid at closing	1,727

Total purchase price	$28,606

Of the $9.5 million of acquired intangible assets, $5.2 million was assigned to completed technology (ten year useful life), $1.5 million was assigned to registered trademarks (indefinite useful life), $1.4 million was assigned to customer relationships (twelve year useful life), and $1.4 million was assigned to other assets (five year useful life).
As part of the purchase price allocation, we recorded accrued expenses of $561,000 to involuntarily terminate or relocate employees of the acquired entity. These exit activities were completed during the second quarter of 2008.
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

Intangible assets	$420
Goodwill	1,738

Total assets acquired	$2,158

Creative Medical Designs, Inc. and Rayhack LLC. On September 4, 2008, we completed the acquisition of all assets associated with the RAYHACK® Osteotomy Systems (Rayhack) for complex wrist reconstruction. The purchase consists of an initial cash payment of $1.4 million and potential additional cash payments based on the future financial performance of the purchased assets, not to exceed $1.6 million.
The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The fair value of the net assets acquired exceeded the initial consideration for the acquisition by approximately $447,000. The excess was recorded as a liability for contingent consideration. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired, which includes transaction costs (in thousands):

Inventory	$264
Property, plant and equipment	104
Intangible assets	1,460
Current liabilities	(447)

Total assets acquired	$1,381

Of the $1.5 million of acquired intangible assets, $790,000 was assigned to customer relationships (ten year useful life), $360,000 was assigned to registered trademarks (ten year useful life), $280,000 was assigned to completed technology (ten year useful life), and $30,000 assigned to other assets (five year useful life).
Our consolidated results of operations would not have been materially different than reported results had the Inbone, A.M. Surgical, and Rayhack acquisitions occurred at the beginning of 2008 or 2007.
3. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$8,480	$7,020
Work-in-process	34,556	21,482
Finished goods	125,594	86,788

	$168,630	$115,290

4. Assets Held for Sale
Assets held for sale consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land and buildings	$—	$1,766
Machinery and equipment	—	441

	$—	$2,207

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
5. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Property, plant and equipment, at cost	$239,603	$199,910
Less: Accumulated depreciation	(117,070)	(100,873)

	$122,533	$99,037

6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Capital lease obligations	$226	$1,006
Convertible senior notes	200,000	200,000

	200,226	201,006
Less: current portion	(101)	(551)

	$200,125	$200,455

In April 2008, we sold certain assets of our Toulon, France facility. As part of that sale, the buyer assumed our capital lease obligations of approximately $700,000 for certain machinery and equipment located in that facility.
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
On September 30, 2008, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of an annual base rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 5.0%. The term of the credit facility extends through June 30, 2011.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2008, are as follows (in thousands):

Goodwill at December 31, 2007	$28,233
Goodwill from acquisitions (see Note 2)	20,826
Goodwill from contingent payments	694
Foreign currency translation	(369)

Goodwill at September 30, 2008	$49,384

During the second quarter of 2008, we made a payment totaling $57,000 as contingent consideration for the R&R Medical, Inc. acquisition completed in 2007. During the third quarter of 2008, we made a payment totaling $394,000 as contingent consideration for the acquisition of the subtalar implant assets of Koby Ventures Ltd., d/b/a Metasurg,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
which was completed in 2007. In addition, we recorded a liability of $243,000 for contingent consideration to be paid in 2009 associated with the Metasurg acquisition.
The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$21,821	$18,945	$22,793	$18,082
Completed technology	11,671	3,686	5,180	2,896
Licenses	5,461	3,086	3,598	2,561
Customer relationships	3,650	286	1,490	110
Trademarks	2,733	313	862	164
Other	3,366	965	2,324	1,247

	48,702	$27,281	36,247	$25,060

Less: Accumulated amortization	(27,281)		(25,060)

Intangible assets, net	$21,421		$11,187

During the third quarter of 2008, we entered into a license agreement for $1.3 million plus potential additional cash payments not to exceed $2.0 million.
Based on the intangible assets held at September 30, 2008, we expect to recognize amortization expense of approximately $5.0 million for the full year of 2008, $4.7 million in 2009, $2.2 million in 2010, $2.1 million in 2011, and $2.0 million in 2012.
8. Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires recognition of the fair value of an award of equity instruments granted in exchange for employee services as a cost of those services.
Amounts recognized within the condensed consolidated financial statements are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total cost of share-based payment plans	$3,240	$3,582	$10,209	$12,521
Amounts capitalized as inventory and intangible assets	(318)	(328)	(1,067)	(1,917)
Amortization of capitalized amounts	431	611	1,346	1,805

Charged against income before income taxes	3,353	3,865	10,488	12,409
Amount of related income tax benefit	(1,118)	(912)	(3,098)	(2,995)

Impact to net income	2,235	2,953	7,390	9,414

Impact to basic earnings per share	$0.06	$0.08	$0.20	$0.26

Impact to diluted earnings per share	$0.06	$0.08	$0.20	$0.26

In the nine-month period ended September 30, 2008, we granted approximately 482,000 non-vested shares of common stock and 459,000 options to purchase common stock at a weighted-average fair value of $28.38 and $11.99, respectively, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of these grants, is four years. As of September 30, 2008, we had approximately 4.0 million stock options outstanding, of which approximately 2.5 million were exercisable, and 778,000 non-vested shares of common stock outstanding.
We had $30.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of September 30, 2008. That cost is expected to be recognized over a weighted-average period of 2.9 years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
9. Income Taxes and Change in Accounting Principle
As of September 30, 2008 and December 31, 2007, our liability for unrecognized tax benefits totaled $6.0 million and $6.2 million, respectively, which is included within “Other liabilities” on our condensed consolidated balance sheets.
During the three-month period ended March 31, 2008, $4.8 million of previously accrued liabilities for unrecognized tax benefits were recognized as a benefit upon the effective settlement of a tax examination of one of our subsidiaries in France. We remain under audit in other subsidiaries in France, and based upon initial audit assessments and in accordance with the recognition and measurement considerations in FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, during the first quarter of 2008, we increased our liability for unrecognized tax benefits for these jurisdictions to $5.0 million. Management believes that it is reasonably possible that this liability for unrecognized tax benefits may significantly change within the next twelve months.
10. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, and convertible debt. The dilutive effect of the stock options and non-vested shares of common stock is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three month and nine month periods ending September 30, 2008, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded them from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average number of shares outstanding, basic	37,095	35,981	36,845	35,641
Common stock equivalents	942	—	691	—

Weighted-average number of shares outstanding, diluted	38,037	35,981	37,536	35,641

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	920	2,757	1,927	3,428
Non-vested shares	14	7	270	31
Convertible debt	6,126	—	6,126	—
In addition, 728,000 and 715,000 common stock equivalents were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2007, respectively, because their effect is anti-dilutive as a result of our net loss for those periods.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
11. Other Comprehensive Income
The difference between our net income and our comprehensive income is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability. The following table provides a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$4,187	$(1,522)	$5,888	$(423)
Changes in foreign currency translation	(7,385)	3,778	(3,690)	5,561
Unrealized gain on marketable securities	62	—	75	—
Minimum pension liability adjustment	3	—	11	—

Comprehensive (loss) income	$(3,133)	$2,256	$2,284	$5,138

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
Management currently estimates that the pre-tax restructuring charges will total approximately $28 million to $32 million. These charges consist of the following estimates:
•	$13 million to $14 million for severance and other termination benefits;

•	$3 million of non-cash asset impairments of property, plant and equipment;

•	$2 million of inventory write-offs and manufacturing period costs;

•	$2 million to $4 million of external legal and professional fees; and

•	$8 million to $9 million of other cash and non-cash charges (including employee litigation).
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our condensed consolidated statement of operations, with the exception of the inventory write-offs and manufacturing period costs, which were recognized with “Cost of sales — restructuring.”

	Three Months	Nine Months	Cumulative
	Ended	Ended	Charges as of
(in thousands)	September 30, 2008	September 30, 2008	September 30, 2008
Severance and other termination benefits	$462	$1,442	$13,117
Employee litigation accrual	—	3,467	3,787
Asset impairment charges	—	(63)	3,093
Inventory write-offs and manufacturing period costs	—	—	2,139
Legal/professional fees	197	642	2,189
Other	26	107	143

Total restructuring charges	$685	$5,595	$24,468

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the nine months ended September 30, 2008, is presented in the following table (in thousands):

Balance as of December 31, 2007	$6,966
Charges:
Severance and other termination benefits	1,649
Litigation accrual	3,467
Legal/professional fees	642
Other	107

Total accruals	$5,865

Payments:
Severance and other termination benefits	(6,175)
Legal/professional fees	(798)
Other	(107)

$(7,080)
Changes in foreign currency translation	(246)

Restructuring liability at September 30, 2008	$5,505

In connection with the closure of our Toulon, France facility, a majority of our former employees have filed claims to challenge the economic justification for their dismissal. Management has accrued $3.8 million associated with these claims as of September 30, 2008. This liability is recorded within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2008. We cannot estimate whether any additional employees may file claims or what, if any, further liability exists for those employees who have not filed claims as of September 30, 2008.
13. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit overturned the District Court’s Markman ruling on claim construction. The case will be remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of September 30, 2008. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that we have meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of September 30, 2008.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and nine month periods ended September 30, 2008. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2007, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales increased 22% in the third quarter of 2008 to $111.1 million, as compared to net sales of $91.4 million in the third quarter of 2007. For the third quarter of 2008, we recorded net income of $4.2 million or $0.11 per diluted share, compared to a net loss for the third quarter of 2007 of $1.5 million or ($0.04) per diluted share. Increased profitability from higher sales and lower restructuring charges were partially offset by $1.5 million ($0.9 million net of taxes) of costs associated with the ongoing U.S. Department of Justice (DOJ) inquiry.
Our third quarter domestic sales increased 22% as a result of growth within each of our principal product lines. Our domestic extremity business grew 45% in the third quarter of 2008 and continues to benefit from increased sales of our DARCO® and CHARLOTTE™ product lines and product sales from our April 2008 acquisition of INBONE Technologies, Inc. (Inbone). Our domestic biologics business had increased sales of 18%, primarily attributable to sales of our PRO-DENSE® injectable regenerative graft, which was launched during the third quarter of 2007, as well as the continued success of our GRAFTJACKET® tissue repair and containment membranes.
Our international sales increased 21% to $40.2 million in the third quarter of 2008, compared to $33.4 million in the third quarter of 2007. This increase was driven by growth in substantially all of our major international markets. In addition, international sales in the third quarter of 2008 included a favorable currency impact of approximately $1.6 million.
During the third quarter of 2008, we completed the acquisition of all assets associated with the RAYHACK® Osteotomy Systems (Rayhack) for complex wrist reconstruction. The purchase consisted of an initial cash payment of $1.4 million plus potential additional cash payments based on the future financial performance of the purchased assets, not to exceed $1.6 million.
Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration (FDA). Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the areas of reconstructive joint devices. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere in this and other quarterly reports.

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
Results of Operations
Comparison of three months ended September 30, 2008 to three months ended September 30, 2007
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	(unaudited)
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Net sales	$111,096	100.0%	$91,399	100.0%
Cost of sales[1]	32,038	28.8%	24,268	26.6%

Gross profit	79,058	71.2%	67,131	73.4%
Operating expenses:
Selling, general and administrative[1]	61,897	55.7%	54,573	59.7%
Research and development[1]	8,338	7.5%	7,151	7.8%
Amortization of intangible assets	1,287	1.2%	968	1.1%
Restructuring charges	685	0.6%	6,966	7.6%

Total operating expenses	72,207	65.0%	69,658	76.2%

Operating income (loss)	6,851	6.2%	(2,527)	(2.8%)
Interest expense (income), net	717	0.6%	(361)	(0.4%)
Other income, net	(284)	(0.3%)	(10)	(0.0%)

Income (loss) before income taxes	6,418	5.8%	(2,156)	(2.4%)
Provision (benefit) for income taxes	2,231	2.0%	(634)	(0.7%)

Net income (loss)	$4,187	3.8%	$(1,522)	(1.7%)

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$300	0.3%	$530	0.6%
Selling, general and administrative	2,623	2.4%	2,936	3.2%
Research and development	430	0.4%	399	0.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	September 30,
	2008	2007	% change
Hip products	$37,562	$30,914	21.5%
Knee products	28,692	23,727	20.9%
Extremity products	21,706	15,676	38.5%
Biologics products	20,197	18,024	12.1%
Other	2,939	3,058	(3.9%)

Total net sales	$111,096	$91,399	21.6%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2008 and 2007:
Product Line Sales as a Percentage of Total Net Sales
Net Sales. Our overall net sales growth of 22% in the third quarter of 2008 was attributable to our continued success in our extremity product line, which increased 38% over prior year, as well as expansion in our hip, knee, and biologics product lines, which increased 22%, 21%, and 12%, respectively, over prior year. Geographically, our domestic net sales totaled $70.9 million in the third quarter of 2008 and $58.0 million in the third quarter of 2007, representing 63.8% and 63.5% of total net sales, respectively, and an increase of 22%. Our international net sales totaled $40.2 million in the third quarter of 2008, increasing by 21%, compared to $33.4 million in the third quarter of 2007. International sales in 2008 include a favorable currency impact of $1.6 million, principally resulting from the performance of the euro and the Japanese yen against the U.S. dollar in the third quarter of 2008 as compared to the same period of 2007. Our international net sales in the third quarter of 2008 were favorably impacted by sales growth in substantially all of our major international markets.
Our hip product net sales totaled $37.6 million during the third quarter of 2008, representing an increase of 22% over prior year, resulting from increased sales of our DYNASTYTM Acetabular Cup System, our PROFEMUR® lines, and sales of revision hip stems introduced during the second quarter of 2008. Our domestic hip sales increased 15% over prior year due to increased unit sales, offset partially by declines in average selling price. Our international hip business increased by 29% over prior year due to growth in almost all of our international markets, with exceptional success in Japan, where hip sales increased 32%. Additionally, our international hip sales include a $1.0 million favorable currency impact in 2008.
Our knee product net sales totaled $28.7 million in the third quarter of 2008, representing growth of 21% over prior year. Knee sales increased 17% in the U.S., primarily as a result of increased unit sales of our ADVANCE® knee systems. Our international knee sales increased 27% over prior year, driven primarily by our European markets, as well as a $390,000 favorable currency impact in 2008.

Our extremity product net sales increased to $21.7 million in the third quarter of 2008, representing growth of 38% over the third quarter of 2007. This year-over-year growth was driven by the continued success of our CHARLOTTETM Foot and Ankle system and sales of our DARCO® plating systems, as well as sales of our INBONETM products acquired during the second quarter 2008. Our domestic extremity product sales increased 45%, primarily resulting from the performance of our foot and ankle product portfolio, including products recently acquired from Inbone. Our international extremity product sales growth was primarily attributable to increased sales of our DARCO® plating systems.
Net sales of our biologics products totaled $20.2 million in the third quarter of 2008, representing year-over-year growth of 12%. In the U.S., biologics sales increased by 18% due to increased sales of our PRO-DENSE® injectable regenerative graft, sales of our GRAFTJACKET® tissue repair and containment membranes, and the success of our CANCELLO-PURETM wedge products. In our international markets, we noted a decline in biologics sales primarily due to the August 2007 disposition of our Adcon®-Gel related assets.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 26.6% in the third quarter of 2007 to 28.8% in the third quarter of 2008 as lower levels of non-cash, stock-based compensation expense were offset by shifts in our geographic sales mix and higher levels of excess and obsolete inventory provisions. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, excess and obsolete inventory provisions, and other expenses and levels of production volume.
Selling, General and Administrative. Our selling, general, and administrative expenses as a percentage of net sales totaled 55.7% in the third quarter 2008, a 4.0 percentage point decrease from 59.7% in the third quarter of 2007. Our 2008 selling, general, and administrative expenses include approximately $1.5 million (1.4% of net sales) of costs, primarily legal fees, associated with the DOJ inquiry. This amount was offset by lower levels of expenses due to our restructuring efforts in Toulon, France, lower levels of professional fees, and leveraging of fixed administrative expenses. In addition, approximately $2.6 million and $2.9 million of non-cash, stock-based compensation expense was recognized in the third quarter of 2008 and 2007, respectively, representing 2.4% and 3.2% of net sales in each of the years, respectively.
We anticipate that our selling, general, and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business and as we continue to incur expenses associated with the DOJ inquiry, which we believe may continue to be significant.
Research and Development. Our investment in research and development activities represented approximately 7.5% of net sales in the third quarter of 2008, as compared to 7.8% of net sales in the third quarter of 2007. Our research and development expenses include approximately $430,000 (0.4% of net sales) and $399,000 (0.4% of net sales) of non-cash, stock-based compensation expense in the third quarter of 2008 and 2007, respectively. Our investment in research and development increased in absolute dollars due to increased spending on product development initiatives.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the third quarter of 2008 increased to $1.3 million from $1.0 million in the third quarter of 2007 as a result of our recent acquisitions. Based on the intangible assets held at September 30, 2008, we expect to recognize amortization expense of approximately $5.0 million for the full year of 2008, $4.7 million in 2009, $2.2 million in 2010, $2.1 million in 2011, and $2.0 million in 2012.
Restructuring. During the third quarter of 2008, our restructuring expenses as a percentage of net sales totaled 0.6%, compared to 7.6% during the third quarter of 2007. These charges are a result of the closure of our Toulon, France facilities, which was announced in the second quarter of 2007. These charges primarily included severance and termination benefits and legal and professional fees. See Note 12 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Interest Expense (Income), Net. Interest expense (income), net, consists of interest expense of $1.7 million and $146,000 during the third quarter of 2008 and 2007, respectively, primarily from borrowings under our capital lease agreements, certain of our factoring agreements, and, in 2008, our convertible debt, offset by interest income of $1.0 million and $507,000 during the third quarter of 2008 and 2007, respectively, generated by our invested cash balances and investments in marketable securities.
We continue to anticipate higher levels of interest expense in 2008 compared to 2007 due to our November 2007 issuance of $200 million of convertible senior notes, which may be partially offset by additional interest income from the portion of net proceeds which are currently invested in interest-bearing accounts. The amounts of interest income we realize in 2008 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Provision for Income Taxes. We recorded tax provisions of $2.2 million in the third quarter of 2008 as compared to a tax benefit of $634,000 in the third quarter of 2007. During the third quarter of 2008, our effective tax rate was approximately 34.8%, as compared to 29.4% in the third quarter of 2007. The effective tax rate in the third quarter of 2008 and 2007 included a 2.8 percentage point and 6.5 percentage point impact, respectively, related to the discrete tax effect of restructuring charges. Additionally, our third quarter 2008 provision does not include a benefit for the U.S. Federal Research and Development tax credit, as it was not reinstated until October 2008. We will include the full year impact of this benefit in our effective tax rate in the fourth quarter of 2008.
Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	(unaudited)
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Net sales	$345,438	100.0%	$283,694	100.0%
Cost of sales[1]	99,287	28.7%	80,003	28.2%

Gross profit	246,151	71.3%	203,691	71.8%
Operating expenses:
Selling, general and administrative[1]	197,361	57.1%	164,806	58.1%
Research and development[1]	24,715	7.2%	22,106	7.8%
Amortization of intangible assets	3,604	1.0%	2,793	1.0%
Restructuring charges	5,595	1.6%	14,505	5.1%
Acquired in-process research and development	2,490	0.7%	—	—

Total operating expenses	233,765	67.7%	204,210	72.0%

Operating income (loss)	12,386	3.6%	(519)	(0.2%)
Interest expense (income), net	1,127	0.3%	(1,364)	(0.5%)
Other (income) expense, net	(907)	(0.3%)	45	0.0%

Income before income taxes	12,166	3.5%	800	0.3%
Provision for income taxes	6,278	1.8%	1,223	0.4%

Net income (loss)	$5,888	1.7%	$(423)	(0.1%)

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Nine Months Ended September 30,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$952	0.3%	$1,563	0.6%
Selling, general and administrative	8,440	2.4%	8,830	3.1%
Research and development	1,096	0.3%	2,016	0.7%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended
	September 30,
	2008	2007	% change
Hip products	$118,873	$99,888	19.0%
Knee products	90,116	75,011	20.1%
Extremity products	64,070	43,349	47.8%
Biologics products	61,548	56,136	9.6%
Other	10,831	9,310	16.3%

Total net sales	$345,438	$283,694	21.8%

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2008 and 2007:
Product Line Sales as a Percentage of Total Net Sales
Net Sales. Net sales totaled $345.4 million during the first nine months of 2008, representing a 22% increase over prior year, and including a favorable currency impact of $9.9 million. The increase in net sales is attributable to growth in each of our principal product lines. Specifically in our extremities product line, the 48% increase from prior year can be attributed to sales of our DARCO® plating systems, which we acquired in the second quarter of 2007, the continued success of our CHARLOTTETM Foot and Ankle system, and sales of our INBONETM products following the acquisition in the second quarter of 2008 as well as the impact of our other acquisitions in the past year.
In the first nine months of 2008, domestic net sales increased by 20% to $207.2 million, or 60.0% of total net sales. International sales totaled $138.2 million, including the aforementioned favorable currency impact of $9.9 million, representing an increase of 25%.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.2% in the first nine months of 2007 to 28.7% in the first nine months of 2008. This increase is primarily attributable to unfavorable shifts in our geographic sales mix, which was partially offset by manufacturing efficiencies and lower levels of non-cash stock-based compensation expense.
Acquired In-Process Research and Development. Upon consummation of our Inbone acquisition, we immediately recognized as expense $2.5 million in costs representing the estimated fair value of acquired in-process research and development (IPRD) that had not yet reached technological feasibility and had no alternative future use.

The value of the IPRD was determined by estimating the costs to develop the acquired IPRD into commercially viable products, estimating the resulting net cash flows from this project, and discounting the net cash flows back to their present values. The resulting net cash flows from the project were based on our management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. A summary of the estimates used to calculate the net cash flows for the project is as follows:

	Year net cash	Discount rate including
	in-flows expected	factor to account for	Acquired
Project	to begin	uncertainty of success	IPRD
INBONETM Calcaneal Stem Implant	2009	18%	$2,490,000
The INBONE™ Calcaneal Stem implant (Calcaneal Stem) is an implant device designed to attach on the INBONETM Talar Dome and achieve bone implant stability by engaging the inside of the talar bone spanning into the calcaneal bone after the two bones have been stabilized together. We expect this device to bring increased sales to the existing Total Ankle Replacement device. The product is complete, but it has not yet received all the necessary FDA clearances to bring the product into a commercially viable product. Prior to the acquisition, Inbone filed a 510(k) premarket notification for the Calcaneal Stem and had received questions from the FDA. Subsequent to the acquisition, we received additional questions. We are currently working on a new submission that will address these questions and anticipate that we will obtain FDA clearance no sooner than the end of 2008. We expect to pay an immaterial amount of review fees related to this FDA clearance.
We are continuously monitoring our research and development projects. We believe that the assumptions used in the valuation of acquired IPRD represent a reasonably reliable estimate of the future benefits attributable to the acquired IPRD. No assurance can be given that actual results will not deviate from those assumptions in future periods.
Operating Expenses. As a percentage of net sales, our total operating expenses decreased by 4.3 percentage points to 67.7% in the first nine months of 2008, as compared to 72.0% in the first nine months of 2007. This decrease is due to lower restructuring expenses and stock-based compensation, as well as expense leverage driven by increased sales, which were partially offset by IPRD, costs associated with the DOJ inquiry, and an unfavorable appellate court ruling in the second quarter of 2008.
Provision for Income Taxes. We recorded tax provisions of $6.3 million and $1.2 million in the first nine months of 2008 and 2007, respectively. During the first nine months of 2008, our effective tax rate was approximately 51.6%, as compared to 152.9% in the first nine months of 2007. The effective tax rate in the first nine months of 2008 and 2007 included a 10 and 113 percentage point impact, respectively, due to the discrete tax effect of restructuring charges, and, in 2008, IPRD. Additionally, our 2008 provision does not include a benefit for the U.S. Federal Research and Development tax credit, as it was reinstated in October 2008.
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
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation, during which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, resulting in production now being conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $32 million, of which we have recognized $24.5 million through September 30, 2008. We have and believe that we will continue to see the benefits from this restructuring within selling, general and administrative expenses in 2008 and within cost of sales beginning in 2009. See Note 12 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	September 30,	December 31,
	2008	2007
Cash and cash equivalents	$153,375	$229,026
Short-term marketable securities	20,078	15,535
Working capital	390,015	417,817
Line of credit availability	100,000	97,100
During the first quarter of 2008, we liquidated our short-term marketable debt securities, which had been invested in auction rate securities, into cash equivalents. During the second and third quarters of 2008, we invested approximately $20 million into treasury bills with maturities of less than 12 months. We have classified these marketable securities as available-for-sale.
Operating Activities. Cash provided by operating activities was $9.2 million for the first nine months of 2008, compared to cash provided by operating activities of $22.7 million for the first nine months of 2007. The decrease in operating cash flow is primarily attributable to changes in working capital during 2008, partially offset by increased profitability. Our inventory balance has increased as a result of recent acquisitions and due to stock built in preparation for product launches and to support higher levels of sales.
Investing Activities. Our capital expenditures totaled approximately $43.5 million and $23.3 million in the first nine months of 2008 and 2007, respectively. The increase is attributable to expenditures related to the expansion of our Arlington, Tennessee facilities as well as increased investments in surgical instrumentation. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $40 million for 2008 for routine capital expenditures, as well as approximately $18 million for the expansion of facilities in Arlington, Tennessee.
Additionally, we invested $35.3 million in acquisitions of businesses and purchases of intellectual property during 2008, and $20.0 million in available-for-sale marketable securities. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property and are, therefore, unable to predict the timing of future purchases. These investments were partially offset by the disposition of our assets held for sale associated with our facility in Toulon, France, for $2.4 million.
Financing Activities. During the first nine months of 2008, cash provided from stock issuances totaled $11.7 million. These proceeds were offset by $256,000 in payments related to long-term capital leases. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. The proceeds received under these agreements during the first nine months of 2008 and 2007 totaled approximately $5.3 million and $3.5 million, respectively. These proceeds were offset by payments for factored receivables collected of approximately $5.7 million and $5.8 million in the first nine months of 2008 and 2007, respectively. We recorded a $267,000 obligation under these agreements within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets as of September 30, 2008 compared to $674,000 as of December 31, 2007.
On September 30, 2008, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of an annual base rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 5.0%. The term of the credit facility extends through June 30, 2011.

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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of $153.4 million, our marketable securities balance of $20.1 million, our existing available credit line of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders, and our expected cash flow from our 2008 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2008 of $58 million, and meet our contractual cash obligations in 2008.
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
Impact of Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, and how the derivatives affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. At September 30, 2008, we had cash and short-term marketable securities in interest bearing investments totaling approximately $150 million. Based on this level of investment, a change of 0.25% in interest rates would have an impact of $374,000 on our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% of our total net sales were denominated in foreign currencies during both the nine months ended September 30, 2008, and the year ended December 31, 2007 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Change in Internal Control Over Financial Reporting
During the three months ended September 30, 2008, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Howmedica Osteonics Corp. v. Wright Medical Technology, Inc.
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit overturned the District Court’s Markman ruling on claim construction. The case will be remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of September 30, 2008. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. RISK FACTORS.
The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007:
Recent turmoil in the credit markets and the financial services industry may negatively impact our business.
Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have an adverse effect on our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business.
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

10.1
Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank,(5) as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (6)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan),(7) as amended by First Amendment to the 1999 Plan (filed herewith).

10.3	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.6	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (8)

10.7	Wright Medical Group, Inc. Executive Performance Incentive Plan. (9)

10.8	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.9	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays,(10) as amended by Employment Agreement Amendment dated as of March 31, 2008.(11)

10.10	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell,(10) as amended by Employment Agreement Amendment dated as of March 31, 2008.(11)

10.11	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (12)

10.12	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters. (13)

Exhibit
No.	Description
11	Computation of earnings per share (included in Note 10 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

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
Date: November 3, 2008

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)