Form 10-K
period 2008-12-31
WRIGHT MEDICAL GROUP INC
filed 2009-02-23
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-32883
WRIGHT MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4088127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5677 Airline Road, Arlington, Tennessee (Address of Principal Executive Offices)	38002 (Zip Code)
Registrant’s telephone number, including area code: (901) 867-9971
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	NASDAQ Global Select Market
per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,066,251,619.
As of February 17, 2009, there were 38,003,980 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2009.

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

Safe-Harbor Statement
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report. Actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A and elsewhere in this report and in our other quarterly reports), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. Readers should not place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this annual report, and we assume no obligation to update any forward-looking statement after this date.

PART I
Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries (Wright), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated or have been damaged through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as advanced bearing surfaces, modular necks and bone conserving implants within the hip market, as well as on the integration of our biologics products into reconstructive joint procedures and other orthopaedic applications.
For the year ended December 31, 2008, we had net sales of $465.5 million and net income of $3.2 million. As of December 31, 2008, we had total assets of $692 million. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 18 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Orthopaedic Industry
Seven multinational companies currently dominate the orthopaedic industry. The size of these companies often leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there are opportunities for mid-sized orthopaedic companies, such as Wright, to focus on smaller, higher-growth sectors of the orthopaedic market. We believe that we can strategically meet these opportunities while simultaneously offering a comprehensive product line to address the day-to-day needs of our customers.
Orthopaedic devices are commonly divided into several primary sectors corresponding to the major subspecialties within the orthopaedic field: reconstruction, trauma, arthroscopy, spine and biologics. We specialize in reconstructive joint devices and biologics products. Our product offerings include large joint implants for the hip and knee; extremity implants for the hand, elbow, shoulder, foot and ankle; and both synthetic- and tissue-based bone graft substitute materials.
Reconstructive Joint Device Market
Most reconstructive joint devices are used to replace or repair joints that have deteriorated or have been damaged as a result of disease or injury. Despite the availability of non-surgical treatment alternatives such as oral medications, injections and joint fluid supplementation, severe cases of disease or injury often require reconstructive joint surgery. Reconstructive joint surgery involves the modification of the bone area surrounding the affected joint and the insertion of one or more manufactured components, and may also involve the use of bone cement.
The reconstructive joint device market is generally divided into the areas of knees, hips and extremities, with knee reconstruction and hip reconstruction representing the largest sectors.
Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction.
One of the major trends in knee reconstruction includes the use of alternative surface materials to extend the implant life and increase conservation of the patient’s bone to minimize surgical trauma and accelerate recovery. Our BIOFOAM™ material is a 70% porous material which provides a trabecular structure that acts as an interface for bone in-growth. The microstructure of our BIOFOAM™ material is designed to allow rigid fixation for faster biological attachment. This material made its debut on the ADVANCE® BIOFOAM™ cancellous titanium tibial base, and will eventually be incorporated into a number of our products spanning from hip arthroplasty to foot and ankle reconstruction.

Hip Reconstruction. The hip joint is a ball-and-socket joint which enables the wide range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This degeneration causes pain, stiffness and a reduction in hip mobility.
Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone for possible future procedures. New products have been developed that incorporate advances in bearing surfaces from the traditional polyethylene surface. These alternative bearing surfaces include metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. One example of Wright’s commitment to the advancement of bearing technology is the development of our A-CLASS® metal-on-metal articulation. This proprietary metal-on-metal articulation has undergone extensive laboratory tests which suggest that over the life of the implant, this advanced surface technology will result in significantly less wear than traditional metal-on-metal hip implants. In addition to advances in bearing surfaces, implants and surgical techniques that preserve more natural bone have been developed to minimize surgical trauma and accelerate recovery time for patients. These implants, known as bone-conserving implants, leave more of the hip bones intact, which is beneficial given the increasing likelihood of future reconstruction procedures as the average patient’s lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a total hip implant is required.
Extremity Reconstruction. Extremity reconstruction involves implanting devices to replace or reconstruct injured or diseased joints such as the wrist, elbow, ankle and shoulder and those in the finger, toe and foot. Major trends in extremity reconstruction include unique distal radius (wrist) and foot and ankle fixation and arthroplasty devices.
Upper Extremity Reconstruction. Upper extremity reconstruction involves implanting devices to replace or reconstruct injured or diseased joints such as the wrist, elbow, and shoulder and those in the finger.
Foot and Ankle Reconstruction. Foot and ankle extremity reconstruction involves implanting devices to replace or reconstruct injured or diseased joints in the foot and ankle. A large segment of the foot and ankle market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones post traumatic injury. Other major trends include the use of external fixation devices in diabetic patients and total ankle arthroplasty.
Biologics Market. Biologics products use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone as well as to repair damaged or diseased soft tissue. These products stimulate the body’s natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery.
Wright’s biologics products are primarily used in trauma or tumor induced voids of the long bones, joint replacements and in the wrist and foot. Biologic products provide a lower morbidity alternative to autograft, a procedure that involves harvesting a patient’s own bone or soft tissue. Currently, there are three main types of biological bone grafting products: osteoconductive, osteoinductive and osteogenic. Each category refers to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not trigger new bone growth, whereas osteoinductive materials serve as scaffold to support formation of bone and induce bone growth. Finally, osteogenic materials combine the latter with a cell-based component. Wright’s flagship, PRO-DENSE® Injectable Regenerative Graft is an osteoconductive bone graft which provides the benefits of injectability, hardness to support bone and predictable bone regeneration. Products such as our GRAFTJACKET® Regenerative Tissue Matrix, enable the repair of soft tissue such as the rotator cuff and the Achilles tendons, ligaments, or chronic wounds (such as diabetic foot ulcers). With over 7% of the U.S. population affected by diabetes, the need for biomaterials that speed wound healing and reduce amputation rates is critical.
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
Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either a premarket notification under Section 510(k) of the FDC Act or the approval of a premarket approval (PMA) application. The FDA typically grants a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It usually takes about three months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a 510(k) is not appropriate or that substantial equivalence has not been shown and, as a result, require a PMA application.
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
If human clinical trials of a medical device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE. If it is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s IDE regulations and informed consent must be obtained from each subject.
In particular, the FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA and other international regulatory agencies have been working to establish more comprehensive regulatory frameworks for allograft-based tissue-containing products, which are principally derived from human cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or a biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Neither clinical data nor review of safety and efficacy are required before the tissue can be marketed. However, if it is considered a medical device, or a biologic drug, then FDA clearance or approval is required.
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
Most of our products are FDA cleared through the 510(k) premarket notification process. We have conducted clinical trials to support some of our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. If the FDA believes that we are not in compliance with the FDC Act, it can institute proceedings to detain or seize products, issue a market withdrawal, enjoin future violations and seek civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed.
Further, we are subject to various federal and state laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government healthcare reimbursement programs. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil sanctions.
International
All of our products sold internationally are subject to certain foreign regulatory approvals. We must comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in all major foreign markets. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from FDA requirements.
In order to market our product devices in the member countries of the European Union (EU), we are required to comply with the European Medical Device Directives and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Device Directives, all medical devices including active implants must qualify for CE marking. We also are required to comply with other foreign regulations, such as obtaining Ministry of Health Labor and Welfare (MHLW) approval in Japan, Health Protection Branch (HPB) approval in Canada and Therapeutic Goods Administration (TGA) approval in Australia.
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
Knee Reconstruction
Our knee reconstruction product portfolio strategically positions us in the areas of partial, total and revision knee reconstruction in addition to limb preservation products. These products provide the surgeon with a continuum of treatment options for improving patient care. We differentiate our products through innovative design features that reproduce natural movement and stability, resulting in products that more closely resemble a healthy knee.
The ADVANCE® knee system is our primary knee product line. There are several innovative product offerings within the ADVANCE® knee system, but our flagship is the ADVANCE® Medial-Pivot Knee. Launched eleven years ago, the ADVANCE® Medial-Pivot Knee is the first mass marketed knee designed to replicate modern concepts of anatomic motion. It approximates the movement and stability of a healthy knee by incorporating a patented ball-in-socket feature on its medial side which allows both surgeons and patients to feel the stability. Studies have shown the ADVANCE® Medial-Pivot Knee more closely approximates natural knee motion and is preferred by patients.

Our ADVANCE® Double-High Knee is designed to address the needs of surgeons who desire high flexion and high stability while retaining the posterior cruciate ligament (PCL) and maintaining medial-pivoting kinematics. The knee addresses an adverse phenomenon, known as paradoxical motion that often occurs with other PCL-retaining knee systems. Most knee implants using PCL retention are based on the theory that the ligament will provide stability and increased flexion. Due to the phenomenon of paradoxical motion, small amounts of uncontrolled sliding can occur within the artificial knee. This movement prevents the knee from functioning in an anatomically stable, consistent manner and can result in abnormal gait and reduced flexion. The ADVANCE® Double-High Knee, like the ADVANCE® Medial-Pivot Knee, is designed to prevent paradoxical motion through medial-pivoting articulation; thereby providing stability and maximizing PCL function.
To offer better size-specificity for our patients, the ADVANCE® knee system features an expanded number of sizing options called ADVANCE STATURE® components. These components are designed to accommodate those male or female femora with a larger front to back dimension than side to side. This helps ensure that patients will receive the best implant fit possible.
Additionally, we provide a broad array of surgical instrumentation to accommodate surgeon and patient preference. Our ODYSSEY® instrumentation is a modification of traditional total knee instrumentation for use in contemporary less-invasive approaches. These less invasive approaches, sometimes referred to as minimally invasive surgery (MIS), have gained popularity due to the smaller incision and minimal disruption of soft tissues, which can significantly reduce recovery times. Unfortunately, not all patients are candidates for less invasive approaches. Our surgical instrumentation has been designed for precision in any incision; offering equal effectiveness and accuracy in both open and less invasive approaches.
During 2009, we anticipate increased utilization of our ADVANCE® BIOFOAM™ cancellous titanium tibial base. Our BIOFOAM™ Tibial Base features a proprietary bone-like titanium with a roughened texture that “bites” into bone for cementless fixation of the implant. Cement-free fixation is a growing trend in knee reconstruction due to the influx of younger patients with active lifestyles and increased body weight. These patients require longer-lasting implants, and cement-free designs may have longer survivorship than cemented designs. One of the most important requirements to achieving solid bone in-growth in a cement-free knee is immediate, rigid fixation of the implant to the bone. This is afforded through the rough surface of BIOFOAM™ titanium.
Our breakthrough REPIPHYSIS® technology is implanted in children and expands as they grow. This technology, which we exclusively license, can be incorporated into a prosthetic implant and subsequently adjusted non-invasively when lengthening of the implant is needed. The most common application of this technology is in the field of pediatric oncology, where growing children can have their limbs lengthened without the need for additional surgeries.
Hip Reconstruction
We offer a comprehensive line of products for hip joint reconstruction. This product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Additionally, our hip products offer a combination of unique, innovative modular designs, a complete portfolio of advanced surface bearing materials, including ceramic-on-ceramic and metal-on-metal articulations, and innovative technology in surface replacement implants. Therefore, we are able to offer surgeons and their patients a full continuum of treatment options.
The CONSERVE® family of products incorporates anatomically-replicating large diameter bearings, led recently by the A-CLASS® advanced metal technology. This new, proprietary metal-on-metal articulation has undergone extensive laboratory tests which suggest that over the life of the implant, this advanced surface technology will result in significantly less wear than traditional metal-on-metal hip implants. This new innovation is coupled with our BFH® technology, which is designed to reduce rates of post-operative hip dislocation.
We continue to invest in pioneering approaches to tissue sparing hip replacement. The PATH® surgical technique offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.

The PROFEMUR® patented modular neck systems allow surgeons to carefully adjust and implant positioning during surgery. If a surgeon requires a change in leg length, offset or version, the PROFEMUR® hip system conveniently allows these options, as all of these options can be changed after the hip stem is in place. Our principal PROFEMUR® stem offerings which provide this innovative modularity include our PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® LX, PROFEMUR® Tapered, PROFEMUR® RAZ, PROFEMUR® TL, PROFEMUR® Xm, and the PROFEMUR® RENAISSANCE® stems. These stems represent the vast majority of popular stem philosophies in the current marketplace.
Additionally, hip revision products continue to be a focus for us. The PROFEMUR® Z Revision and PROFEMUR® LX Revision stems were launched in 2008 and continue to gain traction. A North American distribution agreement with Waldemar Link GmbH for the distribution of the LINK® MP revision stem has also proven to be an important addition to our hip product portfolio.
The DYNASTY® acetabular system offers surgeons the benefit of our BFH® technology both in metal-on-metal and metal-on-cross-linked poly options with the added benefit of screw fixation. Screw fixation is sometimes needed in the case of poor bone quality.
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
Extremity Reconstruction
We offer extremity products for foot and ankle and upper extremity in a number of markets worldwide. Some of our extremity implants have over 40 years of successful clinical history. Wright is a recognized leader in the U.S. and German markets for foot and ankle surgical products. Additionally, we hold leading positions in several segments of the upper extremity market such as radial head repair, finger joint replacements and intramedullary wrist fracture implants.
Our CHARLOTTE™ foot and ankle system is an extensive offering of fixation products for foot and ankle surgery, and includes products that feature advanced design elements for simplicity, versatility and high performance. Adding to the CHARLOTTE™ portfolio, in 2006, we introduced the first ever locking compressing plate designed for corrective foot surgeries. The CLAW® plate allows surgeons to modify the length of screws used and amount of compression to the fusion site, a strong advantage over traditional staples.
The DARCO® foot and ankle plating systems were designed to address the specific needs of reconstructive foot and ankle surgery. The DARCO® MFS and MRS plates were the first implants to incorporate fixed angle, locking screw technology into a comprehensive fixation set for foot surgery. Surgeons believe that with locking screw technology, surgical repairs are more stable, thus allowing for patients to return to activity faster.
Our SIDEKICK™ line of external fixators are designed to facilitate compression or distraction of bones in the foot from “the outside in” and in a minimally invasive manner.
In April 2008, we acquired Inbone Technologies, Inc., a manufacturer and marketer of the INBONE™ Total Ankle Replacement System and Intra-Osseous Fusion Rods. The INBONE™ Total Ankle System represents the third generation in ankle replacement implants, utilizing a patented intramedullary alignment mechanism for more accurate placement of the implant. The unique modular nature of the implant allows the surgeon to customize the fixation stems for the tibial and talar components in order to maximize stability of the implant. Accuracy of placement and implant stability have been shown to be key factors impacting longevity of the implant. The INBONE™ system represents key advances in these critical arenas.

Our line of Swanson finger joints are used in finger joint replacement for patients suffering from rheumatoid arthritis of the hand. With nearly forty years of clinical success, Swanson digit implants are a foundation in our upper extremity business and are used by a loyal base of hand surgeons worldwide.
Our EVOLVE® modular radial head replacement prosthesis addresses the need for modularity in the anatomically highly-variable joint of the elbow and is the market leading radial head prosthesis. The EVOLVE® modular radial head device provides 150 different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant and bone interface and for radiocapitellar articulation, potentially reducing capitellar wear. Our EVOLVE® radial head plating system is for surgeons who wish to repair rather than replace the damaged radial head. With prostheses and plating, we believe we have become the vendor of choice for repair of radial head fractures. Further strengthening our position in the radial head market, in 2007, we introduced our EVOLVE® Proline system, which adds additional size offerings and in-situ locking of the implant, a favorable feature for surgeons treating patients with intact elbow ligaments.
Our MICRONAIL® intramedullary wrist fracture repair system is a next-generation minimally invasive treatment for distal radius fractures that provides immediate fracture stabilization with minimal soft tissue disruption. The result is rapid recovery of hand and wrist functions. Also, as the product is implanted within the bone, it has no external profile on top of the bone, thereby removing the potential for tendon irritation or rupture, which is an appreciable problem with conventional plates which are designed to lie on top of the bone.
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
GRAFTJACKET® is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff in the shoulder and Achilles tendon in the ankle. By augmenting the strength of the tendon repair and incorporating biologically, GRAFTJACKET® regenerative tissue matrix increases surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is a high strength form of GRAFTJACKET® matrix which provides maximum suture holding power for the most challenging of tendon and ligament repairs.
GRAFTJACKET® ulcer repair matrix is designed to repair challenging diabetic ulcers of the foot, the primary cause of hospital admissions for all individuals with diabetes. More than two-thirds of the amputations administered each year are performed on individuals with diabetes, often because of difficulties associated with diabetic foot ulcers. GRAFTJACKET® ulcer repair matrix has the ability to reliably repair deep foot wounds, which have a much higher risk of leading to amputation. Unlike some other diabetic foot ulcer products, GRAFTJACKET® ulcer repair matrix generally requires only one application to treat the foot ulcer, thereby reducing the time and cost of treatment.
Our BIOTAPE XM™ Reinforcement Matrix was released for sale in the U.S. and many international markets in September 2008. The BIOTAPE XM™ matrix, an animal derived (xenograft) soft-tissue graft, expands our market-leading portfolio of soft-tissue reinforcement technologies and provides a less burdensome entrance into many of our international markets where human tissue regulations make providing human tissue products difficult or impossible.
Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. OSTEOSET® bone graft provides an attractive alternative to autograft because it facilitates bone regeneration without requiring a painful, secondary bone-harvesting procedure. Additionally, being purely synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue-based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® resorbable bead kit, which is available in mixable powder form. OSTEOSET® 2 DBM graft is a unique bone graft substitute incorporating demineralized bone matrix (DBM) into OSTEOSET® surgical-grade calcium sulfate pellets. These two bone graft materials, each with a long clinical history, provide an ideal combination of osteoinduction via osteoinductive DBM in OSTEOSET® DBM and osteoconduction for guided bone regeneration. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product. Our OSTEOSET® T medicated pellets, which contain tobramycin, are currently one of the few resorbable bone void fillers available in international markets for the prevention and treatment of osteomyelitis, an acute or chronic infection of the bone.
ALLOMATRIX® injectable putty combines a high content of DBM with our proprietary surgical grade calcium sulfate carrier. The combination provides an injectable putty with the osteoinductive properties of DBM as well as exceptional handling qualities. Another combination we offer is ALLOMATRIX® C bone graft putty, which includes the addition of cancellous bone granules. The addition of the bone granules increases the stiffness of the material and thereby improves handling characteristics, increases osteoconductivity scaffold and provides more structural support. Our ALLOMATRIX® custom bone graft putty allows surgeons to customize the amount of bone granules to add to the putty based on its surgical application. Most recently we introduced ALLOMATRIX® DR graft, which is ALLOMATRIX® putty that has been optimized for application in smaller fractures due to the smaller particle size of its cancellous bone granules and the application-specific volume in which it is marketed.
Our MIIG® family of products includes MIIG® 115 graft, an injectable form of our surgical grade calcium sulfate paste that hardens in the body; MIIG® X3 high strength injectable graft, an injectable calcium sulfate that hardens after placement, which provides intraoperative support and resorbs over time as it is replaced by new bone; and MIIG® X3 HiVisc graft, an advanced formulation of MIIG® X3 graft specially designed for management of complex compression fractures as its modified viscosity and extended working time reduces the potential for extravasation of material into joint spaces and provides greater operative flexibility to the surgeon for very challenging fractures.
We sell PRO-DENSE® injectable graft in the U.S. and select international markets. PRO-DENSE® injectable graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond thirteen weeks, the regenerated bone gradually remodels to natural bone strength. Subsequent clinical data series have demonstrated dense new bone regeneration at an accelerated rate. Ultimately, we believe that this may bode well for patients to return to their presurgery activity levels at a faster pace.
We have signed a supply agreement with RTI Biologics, Inc., to develop advanced xenograft implants for use in foot and ankle surgeries. Under this agreement, we launched our CANCELLO-PURE™ bone wedge line, which offers surgeons an off-the-shelf, sterile graft with handling characteristics superior to allograft. The ease of use and time savings in the operating room have made this product line an attractive option to foot and ankle surgeons.
Product Development
Our research and development staff focuses on developing new products in the knee, hip and extremity reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. In addition, we have clinical and regulatory departments devoted to verifying the safety and efficacy of our products in close collaboration with the FDA and other international regulatory bodies. Our research and development expenses totaled $33.3 million, $28.4 million and $25.6 million in 2008, 2007 and 2006, respectively.
In the knee, hip and extremity reconstruction areas, our research and development activities focus on expanding the continuum of products that span the life of implant patients, from early intervention, such as bone-conserving implants, to primary implants, revision replacement implants and limb preservation implants. We continue to explore and develop advanced bearing and fixation surfaces that improve the clinical performance of reconstructive devices, including ceramic-on-ceramic and low-wear, metal-on-metal surfaces. Further, we provide minimally invasive, tissue sparing techniques that allow patients to quickly return to work and resume their daily activities.
In 2008, we launched the ADVANCE® BIOFOAM™ cancellous titanium tibial base, which features proprietary bone-like titanium with a roughened texture for cementless fixation of the implant. We also added to our PROFEMUR® hip product line by adding the PROFEMUR® Z Revision stem and the PROFEMUR® LX Revision stem. Additionally, we expanded our CONSERVE® family of products that incorporates anatomically-replicating large diameter bearings by adding additional cup and head sizes.
In 2008, we launched several foot and ankle products including the 3.5mm CHARLOTTE™ CLAW™ plating system. In addition to the foot and ankle products, we also launched several key products in our upper extremities product line, including the EVOLVE® Elbow Plating System, and a second generation MICRONAIL® Distal Radius Fixation System.
New products, procedures and techniques that we introduced across all product lines since 2006 include, but are not limited to, the CHARLOTTE™ CLAW™ plate, and the A-CLASS® polyethylene liner for the LINEAGE® acetabular hip system, the ADVANCE® STATURE™ femoral components, the GLADIATOR™ bipolar system, the DYNASTY® acetabular cup system, the PROFEMUR® TL stem, the EVOLVE® Proline system, the CHARLOTTE™ 7mm multi-use compression (MUC) screw system, the PRO-DENSE® injectable regenerative graft, the X-REAM™ expandable reamer, GRAFTJACKET® MAXSTRIP regenerative tissue matrix, ADVANCE® BIOFOAM™ cancellous titanium tibial base for Total Knee Replacement, and Osteoset XR Pellets.
Manufacturing, Facilities and Quality
We operate a state of the art manufacturing facility in Arlington, Tennessee. This facility primarily produces orthopaedic implants and some of the related surgical instrumentation while utilizing lean manufacturing philosophies. The majority of our biologics products and surgical instrumentation are produced to our specifications by qualified subcontractors who serve medical device companies.
During 2008, expansions were completed to our manufacturing and office facilities. The manufacturing facility will adequately meet our requirements for manufacturing during the upcoming years. A modest expansion to customer service and warehouse space is anticipated during the next two years.
We maintain a comprehensive quality system that is certified to the European standards ISO 9001 and ISO 13485 and to the Canadian Medical Devices Assessment System (CMDCAS). We are accredited by the AATB and have registrations with the FDA as a medical device establishment and as a tissue establishment. These certifications and registrations require periodic audits and inspections by various regulatory entities to determine if we have systems in place to ensure our product is safe and effective for its intended use and that we are compliant with applicable regulatory requirements. The quality system exists so that management has the proper oversight, designs are evaluated and tested, production processes are established and maintained and monitoring activities are in place to ensure products are safe, effective and manufactured according to our specifications. Consequently, the quality system provides the way for us to ensure we design and build quality into our products while meeting global requirements. We are committed to meet or exceed customer needs as we improve patient outcomes.
Supply
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. For certain biologics products, we depend on one supplier of DBM and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograph bone wedge product. We maintain adequate stock from these suppliers in order to meet market demand.
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
We offer clinical symposia and seminars, publish advertisements and the results of clinical studies in industry publications and offer surgeon-to-surgeon education on our products using our surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on our latest products through our distribution network, our website and brochure mailings.
We sell our products in the U.S. through a sales force of approximately 380 people as of December 31, 2008. This sales force primarily consists of independent, commission-based sales representatives and distributors engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. However, we also directly employ a group of sales associates in select locations throughout the U.S. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization.
Our sales associates, independent distributors and independent sales representatives are provided opportunities for product training throughout the year.
We believe that our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to deliver it to the customer. We currently are in the process of separating and focusing our sales representatives in the U.S. as either large joints and upper extremities specialists or foot and ankle specialists, with biologics being sold in all areas.
Our products are marketed internationally through a combination of direct sales offices which are corporate subsidiaries in certain key international markets and distributors in other markets. We have subsidiaries in France, Italy, the United Kingdom, Belgium, Germany, the Netherlands, Japan and Canada that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are also sold in Europe, Asia, Africa, Latin America, Australia and the Middle East using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2008, through a combination of our direct sales offices and approximately 75 stocking distribution partners, we have approximately 670 international sales representatives that sell our products in over 60 countries.
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
The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources and stronger name recognition than we do. Our ability to compete is affected by our ability to:
•	develop new products and innovative technologies;

•	obtain regulatory clearance and compliance for our products;

•	manufacture and sell our products cost-effectively;

•	meet all relevant quality standards for our products and their markets;

•	securing or maintaining adequate reimbursement from third-party payors (See Third Party Reimbursement section below);

•	respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;

•	protect the proprietary technology of our products and manufacturing processes;

•	market our products;

•	attract and retain skilled employees and focused sales representatives; and

•	maintain and establish distribution relationships.
Intellectual Property
We currently own or have licenses to use more than 250 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that are considered important through the use of patents and trade secrets in the U.S. and significant foreign markets. We manufacture and market products both under patents and license agreements with other parties. These patents have a defined life and expire from time to time.
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
Reimbursement in the U.S. depends, in part, upon our ability to obtain FDA clearances and approvals to market our products. Reimbursement also depends on our ability to demonstrate the short-term and long-term clinical evidence and cost-effectiveness of our products. These supportive data are obtained from both our clinical experience and formal clinical trials. We pursue and present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.
All U.S. and foreign third-party reimbursement programs, whether government funded or insured commercially, are developing increasingly sophisticated methods of controlling health care costs through government-managed health care systems, coverage with evidence development processes, quality initiatives, pay-for-performance, health savings accounts, prospective reimbursement and capitation programs, group purchasing, redesign of benefits, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. All of these types of programs can potentially impact pricing structures and, subsequently, the reimbursement for all medical devices and associated services.
Employees
As of December 31, 2008, we employed approximately 1,250 people in the following areas: 510 in manufacturing, 450 in sales and marketing, 150 in administration and 140 in research and development. We believe that we have an excellent relationship with our employees.
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
We believe our costs of complying with current and future environmental laws, regulations and permits and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, results of operations or financial condition, although there can be no assurances of this.
Available Information
Our website is located at www.wmt.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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
In order to market our product devices in the member countries of the EU, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. In August 2005, a European Medical Devices Directive changed the classification of hip, knee, and shoulder implants from class IIb to class III. The transition period for these changes began September 1, 2007. Upon reclassification to class III, manufacturers will be required to assemble significantly more documentation and submit it to their Notified Body for formal approval prior to affixing the CE mark to their product and packaging. We have determined that 27 upclassification dossiers were necessary to retain the CE mark certification, all of which have been submitted to the Notified Body as of the date of this report. We have received approval for seven of the upclassification dossiers. There can be no assurance that the remaining dossiers will all be approved by the September 2009 deadline.
We are involved in government investigations, the results of which may adversely impact our business and results of operations, and lead to other government investigations or actions by other third parties.
In December 2007, we received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. We have cooperated and intend to continue to fully cooperate with the U.S. Department of Justice (DOJ) in this investigation. In June 2008, our principal operating subsidiary, Wright Medical Technology, Inc., received letters from the SEC and the DOJ informing us that they are conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that several other medical device companies have received similar letters. We have cooperated and intend to continue to fully cooperate with this informal investigation.
The results of these inquiries may not be known for several years. If we are found to have violated one or more applicable laws as a result of these investigations or we otherwise must resolve the matters, our business, financial condition and results of operations could be materially adversely affected and we may be required to significantly change some of our existing business practices. These pending investigations could lead to investigations by state authorities or other government agencies. Other companies facing similar investigations have been subject to shareholder derivative actions. In addition, these types of inquiries could increase our exposure to lawsuits by potential whistle blowers under the federal false claims acts. We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure that the costs of investigating, defending, or resolving those investigations or proceedings would not have a material adverse effect on our results of operations, financial condition, and cash flow.
Cooperating with these inquiries requires considerable time and significant expense. During 2008, we incurred $7.6 million of expenses associated with these U.S. government inquiries, primarily related to legal fees. We anticipate that future expenses related to these inquires will continue to be significant. In addition, upon the conclusion of these inquiries, we may incur significant expenses associated with compliance and monitoring.
In 2007, as a result of a two-year government investigation regarding potential financial inducements paid to orthopaedic surgeons, five of our competitors entered into deferred prosecution or non-prosecution agreements with the DOJ, and four of those companies entered into settlement agreements with the U.S. Department of Health and Human Services, Office of the Inspector General. If we were to incur fines or financial settlements, it is possible that they could have a material adverse effect to our results of operations, financial condition, and cash flow.
Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.
We obtain premarket clearance under Section 510(k) of the FDC Act for products we market in the U.S as required. We modified some of our products and product labeling since obtaining 510(k) clearance, but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) modification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA application process. Products that are approved through a PMA application generally need FDA approval before they can be modified. See “Business — Government Regulation.”

If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget.
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, silicone elastomer and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in some of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products.
Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. In order to remain an exclusive distributor of this material, we must achieve minimum two-year compound annual growth rates. While we have achieved the required minimums in past years, no assurances can be made that we will maintain the required minimum growth rates. If we were to fall below the required minimum growth rate, we have an option to preserve our exclusivity by making an additional cash payment for the royalty shortfall, however this payment would have an unfavorable impact on the product’s cost of sales.
In addition, for our biologics products, we presently depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2009, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute.
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
Our CONSERVE® Plus resurfacing implant is currently available only outside the U.S. There can be no assurance that the sale of our CONSERVE® Plus product in the U.S. will be cleared by the FDA in a timely manner or at all, which could have a significant impact on the future growth of our hip product line.
Our biologics business is subject to emerging governmental regulations that can significantly impact our business.
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA, European Union and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Clinical data or review of safety and efficacy are not required before the tissue can be marketed. However, if it is considered a medical device or biologic drug, then FDA clearance or approval is required.
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
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of eight direct sales offices and approximately 75 stocking distribution partners, which combined employ approximately 670 sales representatives who sell in over 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For the years ended December 31, 2008 and 2007, 39% of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional foreign governmental controls or regulations on orthopaedic implants and biologics products;

•	new export license requirements, particularly related to our biologics products;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•	changes in third-party reimbursement policy that may require some of the patients who receive our implant products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologics products;

•	work stoppages or strikes in the health care industry, such as those that have affected our operations in France, Canada, Korea and Finland in the past;

•	a shortage of nurses in some of our target markets; and

•	exposure to different legal and political standards due to our conducting business in over 60 countries.
As a U.S. based company doing business in foreign jurisdictions, not only are we subject to the laws of other jurisdictions, we are also subject to U.S. laws governing our activities in foreign countries, such as the FCPA, as well as various import-export laws, regulations, and embargoes. If our business activities were determined to violate these laws, regulations or rules, we could suffer serious consequences.
Any material decrease in our foreign sales may negatively impact our profitability. Our international sales are predominately generated in Europe. In Europe, health care regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries.
The collectibility of our accounts receivable may be affected by general economic conditions.
Our liquidity is dependent on, among other things, the collection of our accounts receivable. Collections of our receivables may be affected by general economic conditions. Although current economic conditions have not had a material adverse effect on our ability to collect such receivables, we can make no assurances regarding future economic conditions or their effect on our ability to collect our receivables.
As of December 31, 2008, our accounts receivable balance totaled $102.0 million, and one customer, our stocking distributor in Turkey, accounted for more than 10% of accounts receivable. As of December 31, 2008 and 2007, the balance due from this customer was $10.6 million, or 10.4% of our accounts receivable balance, and $8.0 million or 9.5% of our accounts receivable balance, respectively. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2007.
Recent turmoil in the credit markets and the financial services industry may negatively impact our business.
Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. and foreign governments. While the ultimate outcome of these events cannot be predicted, they may have an adverse effect on our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business.
Efforts to enhance our corporate compliance program require the cooperation of many individuals and may divert substantial financial and human resources from our other business activities.
We are committed to enhancing our corporate compliance program. This will require additional financial and human resources. Successful implementation of our enhanced corporate compliance program will require the full and sustained cooperation of our employees, distributors, and sales agents as well as the health care professionals with whom they interact. These efforts will not only require increased expenses, but will also require the time and attention from management and key employees preventing them from devoting as much time as they might otherwise spend on other business matters.
Recent acquisitions and efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results.
In April 2008, we announced the completion of the acquisition of Inbone Technologies, Inc. In June 2008, we announced the acquisition of the foot and ankle product assets of A.M. Surgical, Inc. Additionally, in September 2008, we completed the acquisition of the complex wrist construction assets of Creative Medical Designs, Inc. and Rayhack, LLC. We may pursue acquisitions of other companies or product lines. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. With respect to the acquisitions completed or other future acquisitions, we may also experience:
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
In addition, any future acquisitions could materially impair our operating results by causing us to incur debt or requiring us to amortize acquired assets.
Recent restructuring efforts could adversely affect our operations and financial results.
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, the Netherlands. With respect to the restructuring activities in process, we may experience:
•	higher costs of restructuring than we anticipated;

•	difficulties in completing all restructuring activities within the budgeted time; or

•	diversion of our management’s time and attention from other business concerns.
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
In the future, we may become a party to other lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.
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
In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs allege that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 33 of the lawsuits, plaintiffs alleged that Dr. King inappropriately used a biologic product sold by us. In these lawsuits, plaintiffs named Wright as a defendant and allege that our products had not been properly cleared by the FDA, that we failed to warn that our products were not safe for their intended use, and that we knew that Dr. King was not properly trained or was performing the surgeries inappropriately. Plaintiffs also allege that we and two other co-defendants entered into a joint venture with Dr. King and/or his physician assistant, David McNair, such that we could be held liable for his/their conduct. Plaintiffs further assert claims based on strict liability, express and implied breach of warranty, civil conspiracy and negligence. They seek damages related to alleged lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages.

In July 2007, a Putnam County jury found that Putnam General Hospital had negligently credentialed Dr. King and that the hospital’s conduct in credentialing Dr. King was motivated by fraud, ill will, wantonness, oppressiveness, or by reckless or gross negligence, which allowed the plaintiffs to seek punitive damages against the hospital. In the second quarter of 2008, the hospital, its affiliates and David McNair entered into confidential settlements of all claims with all but one of the plaintiffs. EBI, LLC (a subsidiary of Biomet, Inc.), Wright, an independent contractor of one of our distributors, and Dr. King remain as defendants in the litigation.
The first consolidated trial of six plaintiffs is scheduled to begin in the Putnam County Circuit Court in June 2009. We have product liability insurance which may or may not cover some or all of the ultimate resolution of this litigation. While we believe our legal and factual defenses to these claims are strong, and will continue to vigorously defend against these claims, it is possible that the outcome of these cases will have a material adverse effect on our consolidated financial position or results of operations.
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
Our inability to maintain adequate working relationships with healthcare professionals could have a negative impact on the Company’s future operating results.
We maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to market and sell new and improved products could decrease, and future operating results could be unfavorably affected.
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
In addition, some health care providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive heath care for a fixed cost per person. Health care providers may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. Additionally, there is some likelihood of reform of the U.S. healthcare system, and changes in reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.
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
We principally rely on a single manufacturing facility in Arlington, Tennessee. The Arlington facility and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facility may be affected by natural or man-made disasters. In the event our facility is affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.
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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Approximately 28% of our total net sales were denominated in foreign currencies during the years ended December 31, 2008 and 2007, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. In 2008 and 2007, our international net sales were favorably affected by the impact of foreign currency fluctuations totaling approximately $7.9 million and $6.1 million, respectively. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
We currently employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred. We have not historically entered into hedging activities to mitigate the risk of foreign currency fluctuations in our statement of operations.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:
•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	increased competition;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency rates;

•	the timing of significant orders and shipments;

•	availability of raw materials;

•	work stoppages or strikes in the health care industry;

•	changes in FDA and foreign governmental regulatory policies, requirements and enforcement practices;

•	changes in accounting policies, estimates, and treatments;

•	restructuring and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices, and manufacturing variances;

•	income tax fluctuations; and

•	general economic factors.
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
Our convertible senior notes are convertible at the option of the holder, subject to certain conditions into shares of our common stock at an initial conversion price of approximately $32.65 per share, subject to adjustment, at any time before close of business on the business day preceeding December 1, 2014, the maturity date of the notes. Beginning December 6, 2011, we may redeem the notes for cash, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest, if the closing sales price of our common stock has exceeded 140% of the conversion price for at least 20 trading days in any 30-day trading period. In addition, if we experience a fundamental change event, as defined in the note agreement, we may be required to purchase for cash all or a portion of the notes, at a price equal to 100% of the principal amount of the notes plus any unpaid and accrued interest. Additionally, if upon a fundamental change event a holder elects to convert its notes, we may, under certain circumstances, increase the conversion rate for the notes surrendered. All of the above rights are subject to certain limitations imposed by our credit facility. Any issuance of shares as a result of the conversion of the notes would result in dilution to our stockholders.
We may be prohibited from paying the convertible senior notes when they are due, or be unable to raise the funds necessary to repay the notes when due or finance a fundamental change purchase.
At maturity, the entire outstanding principal amount of our convertible senior notes will become due and payable. In addition, upon the occurrence of a fundamental change event, holders of notes may require us to purchase their notes. A fundamental change event includes (1) a change in ownership, (2) a consummation of a recapitalization, reclassification, or change of common stock, share exchange or a consolidation or merger, (3) the first day the majority of our board of directors does not consist of continuing directors, (4) stockholder approval of any plan or proposal for liquidation of us or (5) when our common stock ceases to be listed on the national securities exchange in the United States, except as a result of a merger, tender offer, or exchange offer for our common stock. Additionally, the principal amount of our convertible notes will become due upon an uncured or unwaived default in our senior credit facility. However, we may not have sufficient funds to repay the notes at maturity or to make the required purchase of the notes.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a manufacturing facility, a warehouse, and an administration building with research and development facilities located on more than 50 acres in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement that is automatically renewable through 2049. We may exercise an option to purchase the manufacturing facility from the IDB at a nominal price at any time during the lease term. We also own a small facility in Arlington used for preproduction engineering and general production. We lease the warehouse from the IDB under a lease agreement which has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease a portion of the administration building from the IDB under a lease agreement that expires on July 8, 2011. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have prepaid, at any time during the lease term. We own another portion of the administrative building that was built in 2004.
During 2008, expansions were completed to our manufacturing and office facilities. The manufacturing facility will adequately meet our requirements for manufacturing during the upcoming years. A modest expansion to customer service and warehouse space is anticipated during the next two years.

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
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of December 31, 2008. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations however, it is possible.
In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs allege that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 33 of the lawsuits, plaintiffs alleged that Dr. King inappropriately used a biologic product sold by us. In these lawsuits, plaintiffs named Wright as a defendant and allege that our products had not been properly cleared by the FDA, that we failed to warn that our products were not safe for their intended use, and that we knew that Dr. King was not properly trained or was performing the surgeries inappropriately. Plaintiffs also allege that we and two other co-defendants entered into a joint venture with Dr. King and/or his physician assistant, David McNair, such that we could be held liable for his/their conduct. Plaintiffs further assert claims based on strict liability, express and implied breach of warranty, civil conspiracy and negligence. They seek damages related to alleged lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages.
In July 2007, a Putnam County jury found that Putnam General Hospital had negligently credentialed Dr. King and that the hospital’s conduct in credentialing Dr. King was motivated by fraud, ill will, wantonness, oppressiveness, or by reckless or gross negligence, which allowed the plaintiffs to seek punitive damages against the hospital. In the second quarter of 2008, the hospital, its affiliates and David McNair entered into confidential settlements of all claims with all but one of the plaintiffs. EBI, LLC (a subsidiary of Biomet, Inc.), Wright, an independent contractor of one of our distributors, and Dr. King remain as defendants in the litigation.
The first consolidated trial of six plaintiffs is scheduled to begin in the Putnam County Circuit Court in June 2009. We have product liability insurance which may or may not cover some or all of the ultimate resolution of this litigation. While we believe our legal and factual defenses to these claims are strong, and will continue to vigorously defend against these claims, it is possible that the outcome of these cases will have a material adverse effect on our consolidated financial position or results of operations.

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

	High	Low
Fiscal Year 2008
First Quarter	$29.98	$21.06
Second Quarter	$31.49	$23.53
Third Quarter	$33.26	$28.00
Fourth Quarter	$30.71	$15.18
Fiscal Year 2007
First Quarter	$23.49	$20.97
Second Quarter	$25.79	$21.82
Third Quarter	$28.51	$23.50
Fourth Quarter	$31.80	$24.80
Holders
As of February 13, 2009, there were 561 stockholders of record and an estimated 10,473 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2008 (in thousands):

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon exercise	Weighted-average	equity compensation
	of outstanding options	exercise price of	plans
	(in thousands)	outstanding options	(in thousands)
Plan Category
Equity compensation plans approved by security holders	4,046	$24.32	1,058
Equity compensation plans not approved by security holders	—	—	—

Total	4,046	$24.32	1,058

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2003 to December 31, 2008, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2003, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.
Cumulative Total Stockholder Returns
Based on Reinvestment of $100.00 Beginning on December 31, 2003

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Wright Medical Group, Inc.	$100.00	$93.76	$67.11	$76.57	$95.94	$67.20
Nasdaq U.S. Companies Index	100.00	108.84	111.16	122.11	132.42	63.80
Nasdaq Medical Equipment Companies Index	100.00	117.16	128.63	135.58	172.38	92.84
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2008
Copyright 2009: CRSP Center for Research in Security Prices, University of Chicago, Booth School of Business. Zacks Investment Research, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements audited by KPMG LLP. The audited consolidated financial statements as of December 31, 2008, 2007, and 2006, and for the years then ended, are included elsewhere in this annual report. The audited consolidated financial statements as of December 31, 2005 and 2004, and for the years then ended, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations:
Net sales	$465,547	$386,850	$338,938	$319,137	$297,539
Cost of sales (1)	134,377	108,407	97,234	91,752	84,251
Cost of sales — restructuring (2)	—	2,139	—	—	—

Gross profit	331,170	276,304	241,704	227,385	213,288
Operating expenses:
Selling, general and administrative (1)	261,396	225,929	192,573	167,365	152,508
Research and development (1)	33,292	28,405	25,551	22,289	18,478
Amortization of intangible assets	4,874	3,782	4,149	4,250	3,889
Restructuring charges (2)	6,705	16,734	—	—	—
Acquired in-process research and development costs (3)	2,490	—	—	—	—

Total operating expenses	308,757	274,850	222,273	193,904	174,875

Operating income	22,413	1,454	19,431	33,481	38,413
Interest expense (income), net	2,181	(1,252)	(1,127)	(176)	1,064
Other (income) expense, net	(1,338)	375	(1,643)	237	(74)

Income before income taxes	21,570	2,331	22,201	33,420	37,423
Provision for income taxes	18,373	1,370	7,790	12,355	13,401

Net income	$3,197	$961	$14,411	$21,065	$24,022

Net income per share:
Basic	$0.09	$0.03	$0.42	$0.62	$0.72

Diluted	$0.09	$0.03	$0.41	$0.60	$0.68

Weighted-average number of common shares outstanding — basic	36,933	35,812	34,434	33,959	33,391

Weighted-average number of common shares outstanding — diluted	37,401	36,483	35,439	35,199	35,317

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,865	$229,026	$57,939	$51,277	$83,470
Marketable securities	57,614	15,535	30,325	25,000	—
Working capital	401,406	417,817	220,306	196,126	189,803
Total assets	692,130	669,985	409,402	371,810	361,158
Long-term liabilities	205,253	207,820	14,162	15,547	19,870
Stockholders’ equity	411,628	388,781	335,824	$292,008	276,069

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Data:
Cash flow (used in) provided by operating activities	$(3,610)	$24,424	$29,975	$5,291	$37,365
Cash flow used in investing activities	(148,942)	(63,841)	(28,349)	(31,583)	(18,428)
Cash flow provided by (used in) financing activities	12,406	209,897	4,646	(5,379)	(2,305)
Depreciation	26,462	23,522	21,361	17,895	17,278
Stock-based compensation expense (4)	13,501	16,532	13,840	467	1,489
Capital expenditures(5)	61,936	35,042	29,643	30,356	18,316

(1)	These line items include the following amounts of non-cash stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Cost of sales	$1,244	$2,046	$854	$12	$68
Selling, general and administrative	10,644	12,061	10,766	449	1,364
Research and development	1,613	2,425	2,220	6	57

(2)	During the years ended December 31, 2008 and 2007, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon, France, totaling $6.7 million and $18.9 million, respectively. See Note 16 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for a detailed discussion of these activities and the associated charges.

(3)	During the year ended December 31, 2008, we recorded $2.5 million of in-process research and development charges associated with our acquisition of Inbone Technologies, Inc. See Note 3 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for a detailed discussion of this acquisition.

(4)	Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which requires stock-based compensation costs to be measured using the grant date fair value and recognized as expense over the related service period. We elected the modified prospective method of transition, under which prior periods were not revised for comparative purposes. As a result, 2008, 2007 and 2006 amounts are not comparable to prior years.

(5)	During the year ended December 31, 2008, our capital expenditures included approximately $16.9 million related to the expansion of our Arlington, Tennessee facilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting estimates. MD&A is organized as follows:
•	Executive overview. This section provides a general description of our business, a brief discussion of our principal product lines, significant developments in our business, and the opportunities, challenges and risks we focus on in the operation of our business.

•	Net sales and expense components. This section provides a description of the significant line items in our consolidated statement of operations.

•	Results of operations. This section provides our analysis of and outlook for the significant line items in our consolidated statement of operations.

•	Seasonal nature of business. This section describes the effects of seasonal fluctuations in our business.

•	Restructuring. This section discusses our restructuring activities and the future impact to our business.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

•	Critical accounting estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting estimates, are summarized in Note 2 to our consolidated financial statements in “Financial Statements and Supplementary Data.”
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated or have been damaged through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as advanced bearing surfaces, modular necks and bone conserving implants within the hip market, as well as on the integration of our biologics products into reconstructive joint procedures and other orthopaedic applications. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons.
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct research and development, manufacturing, warehousing and administrative activities. Outside the U.S., we have research, distribution and administrative facilities in Milan, Italy; distribution and administrative facilities in Amsterdam, the Netherlands; and sales and distribution offices in Canada, Japan and throughout Europe. We market our products in over 60 countries through a global distribution system that consists of a sales force of approximately 1,050 individuals who promote our products to orthopaedic surgeons and hospitals. At the end of 2008, we had approximately 380 sales associates and independent sales distributors in the U.S., and approximately 670 sales representatives internationally, who were employed through a combination of our stocking distribution partners and direct sales offices.
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
Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Our hip joint products include the CONSERVE® family of products, the PROFEMUR® family of hip stems, the LINEAGE® acetabular system, the ANCA-FIT™ hip system, the PERFECTA® hip system and the DYNASTY™ acetabular cup system.
Our extremities product line includes products for both the foot and ankle and the upper extremity markets. Our principal foot and ankle portfolio includes the CHARLOTTE™ foot and ankle system, the DARCO® MFS, DARCO® MRS, and DARCO® FRS locked plating systems, the INBONE™ Total Ankle System, the INBONE™ Intra-osseous Fusion Rod and Plate System, and the SIDEKICK™ external fixation systems. Our upper extremity portfolio includes the MICRONAIL® intramedullary wrist fracture repair system, as well as the SWANSON line of finger and the ORTHOSPHERE® carpometacarpal implant for repair of the basal thumb joint.
Our biologics products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® injectable regenerative graft, the OSTEOSET® synthetic bone graft substitute, the MIIG® family of minimally invasive, injectable, synthetic bone grafts, and the CANCELLO-PURE™ wedge products.
Significant Business Developments. Net sales grew 20% in 2008, totaling $465.5 million, compared to $386.9 million in 2007. Our knee, hip, biologics and extremity product lines each contributed significantly to our performance in 2008, achieving 17%, 20%, 8% and 43% growth rates, respectively. Our net income increased to $3.2 million in 2008 from $1.0 million in 2007, as increased profitability from higher levels of sales and decreased restructuring charges were mostly offset by $7.6 million ($4.7 million net of taxes) of costs associated with the ongoing U.S. governmental inquiries, the write-off of $2.5 million of acquired in-process research and development charges and a tax provision of $12.8 million to adjust our valuation allowance, primarily for deferred tax assets associated with net operating losses in France.
In April 2008, we announced the acquisition of INBONE Technologies, Inc. (Inbone). Assets acquired include the INBONE™ Total Ankle System and the INBONE™ Intra-osseous Fusion Rod and Plate System. In June 2008, we announced the acquisition of the endoscopic soft tissue release products for the foot and ankle market of A.M. Surgical, Inc. In September 2008, we completed the acquisition of all assets associated with the RAYHACK® Osteotomy Systems for complex wrist reconstruction. Each of these acquisitions adds key products to our extremities business. See Note 3 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our acquisitions.
During 2008, we grew in all of our domestic product lines. Most significantly, our domestic extremity business experienced year-over-year growth totaling 47%, as a result of the continued success of our CHARLOTTE™ foot and ankle system and our DARCO® plating systems, as well as the product sales from our acquisitions noted above. We anticipate that growth within our domestic extremities business will continue to increase, as sales of our CHARLOTTE™, DARCO®, and INBONE™ products continue to increase and as we continue to expand our extremity product offerings.
Our international sales increased by 21% during 2008 as compared to 2007. This increase was driven by growth in substantially all of our major international markets. In addition, our 2008 international sales included a $7.9 million favorable currency impact compared to 2007.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration (FDA). Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and has recently experienced increased pricing pressures, specifically in the areas of reconstructive joints. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities.
In December 2007, we received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting certain documents related to consulting agreements with orthopaedic surgeons. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the U.S. Department of Justice (DOJ) after being subjects of investigation involving the same subject matter. We continue to cooperate fully with the investigation by the DOJ, and we anticipate that we may continue to incur significant expenses related to this inquiry.
In June 2008, we received a letter from the U.S. Securities and Exchange Commission (SEC) informing us that it is conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that several other medical device companies have received similar letters. We are cooperating fully with the SEC inquiry.
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
Cost of sales — restructuring. These expenses primarily consist of in-process inventories in our Toulon, France, manufacturing facility that were written off, as well as other unfavorable manufacturing expenses in the Toulon facility that were expensed as period costs in accordance with Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (SFAS 151).
Selling, general and administrative. Our selling, general and administrative expenses consist primarily of salaries, sales commissions, royalty and consulting expenses associated with our medical advisors, marketing costs, facility costs, legal settlements and judgments and the related costs, non-cash, stock-based compensation, other general business and administrative expenses and depreciation expense associated with reusable surgical instruments that are used to implant our products.
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
Acquired in-process research and development. Acquired in-process research and development represents the fair value of acquired in-process research and development (IPRD) that had not yet reached technological feasibility and had no alternative future use.
Interest expense (income), net. Interest expense (income), net, consists primarily of income generated by our invested cash balances and investments in marketable securities, offset by interest expense on our convertible senior notes, borrowings outstanding under our previous senior credit facility, capital lease agreements and certain of our factoring agreements, as well as non-cash expenses associated with the amortization of deferred financing costs resulting from the origination of our current and previous senior credit facilities and the issuance of our convertible debt.
Provision for income taxes. We record provisions for income taxes on earnings generated by both our domestic and international operations. Historically, our effective tax rates have varied from our statutory tax rates primarily due to research and development credits, changes in estimates related to our valuation allowances recorded against our net deferred tax assets, and the recognition of non-cash, stock-based compensation expense, a significant portion of which may not be deductible under U.S. and foreign tax regulations.
Results of Operations
Comparison of the year ended December 31, 2008 to the year ended December 31, 2007
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Net sales	$465,547	100.0%	$386,850	100.0%
Cost of sales	134,377	28.9%	108,407	28.0%
Cost of sales — restructuring	—	—	2,139	0.6%

Gross profit	331,170	71.1%	276,304	71.4%
Operating expenses:
Selling, general and administrative	261,396	56.1%	225,929	58.4%
Research and development	33,292	7.2%	28,405	7.3%
Amortization of intangible assets	4,874	1.0%	3,782	1.0%
Restructuring charges	6,705	1.4%	16,734	4.3%
Acquired in-process research and development	2,490	0.5%	—	—

Total operating expenses	308,757	66.3%	274,850	71.0%

Operating income	22,413	4.8%	1,454	0.4%

Interest expense (income), net	2,181	0.5%	(1,252)	(0.3%)
Other (income) expense, net	(1,338)	(0.3%)	375	0.1%

Income before income taxes	21,570	4.6%	2,331	0.6%
Provision for income taxes	18,373	3.9%	1,370	0.4%

Net income	$3,197	0.7%	$961	0.2%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2008	2007	Change
Hip products	$160,788	$134,251	19.8%
Knee products	119,895	102,334	17.2%
Extremity products	88,890	62,302	42.7%
Biologics products	82,399	76,029	8.4%
Other	13,575	11,934	13.8%

Total net sales	$465,547	$386,850	20.3%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2008 and 2007:

Net sales. Our net sales growth in 2008 was attributable to the growth in each of our primary product lines, led by our extremities product line, which increased by 43% over 2007. Geographically, our domestic net sales totaled $282.1 million in 2008 and $235.7 million in 2007, representing approximately 61% of total net sales in each year and a 20% increase over 2007. Our international net sales totaled $183.5 million in 2008, a 21% increase as compared to net sales of $151.1 million in 2007. Our 2008 international net sales included a favorable foreign currency impact of approximately $7.9 million when compared to 2007 net sales, principally resulting from the 2008 performance of the Japanese yen and the euro against the U.S. dollar. The remaining increase in international sales is attributable to continued growth in Asia and our European markets, primarily within our hip and knee product lines.
Our hip product sales totaled $160.8 million in 2008, representing a 20% increase over 2007, driven by increased sales of our PROFEMUR® hip system, our CONSERVE® family of products, our DYNASTY® acetabular cup system and sales of revision hip stems introduced in the second quarter of 2008. Domestic hip sales increased 9% over 2007 due to increased unit sales, which were partially offset by declines in average selling price. Our international hip business increased by 21% over 2007 due to growth in almost all international markets, most notably in Japan where hip sales increased 50%. Our international hip sales include a $5.1 million favorable currency impact compared to 2007.
Sales of our knee products totaled $119.9 million in 2008, representing growth of 17% over 2007. Year-over-year growth in our ADVANCE® knee systems in both our international and domestic markets, which totaled 23% and 15%, respectively, was partially offset by declines across our other, more mature knee product offerings. Our domestic sales increase was driven primarily by increased unit sales. Our international knee sales include a $2.0 million favorable currency impact compared to 2007.
Our extremity product sales increased to $88.9 million in 2008, representing growth of 43% over 2007. Our domestic extremity product sales increased 47%, primarily resulting from the continued success of our CHARLOTTE™ foot and ankle system and sales of our DARCO® plating systems, as well as sales of our INBONE™ products acquired during the second quarter 2008. Our international extremity product sales growth of 29% was primarily attributable to increased sales of our DARCO® plating systems.
Net sales of our biologics products totaled $82.4 million in 2008, which represents an 8% increase over 2007. In the U.S., biologics sales increased by 16% due to increased sales of our PRO-DENSE® injectable regenerative graft, our GRAFTJACKET® tissue repair and containment membranes and our CANCELLO-PURE™ wedge products. In our international markets, we noted a decline in biologics sales, primarily due to the August 2007 disposition of our Adcon®-Gel related assets and decreased biologics sales to our stocking distributor in Turkey.
Cost of sales. In 2008, our cost of sales as a percentage of net sales increased from 28.0% in 2007 to 28.9 % in 2008. This increase is primarily attributable to unfavorable shifts in our geographic and product line sales mix and increased raw material and other manufacturing costs, which were partially offset by lower levels of non-cash stock-based compensation expense. Our cost of sales included 0.3 percentage points and 0.5 percentage points of non-cash, stock-based compensation expense in 2008 and 2007, respectively. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.
Cost of sales — restructuring. In 2007, we recorded $2.1 million, 0.6% of net sales, of charges associated with the closure of our manufacturing facility in Toulon, France for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity which were expensed as period costs in accordance with SFAS 151.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 56.1% in 2008, a 2.3 percentage point decrease from 58.4% in 2007. Approximately $10.6 million and $12.1 million of non-cash, stock-based compensation expense was recognized in 2008 and 2007, respectively, representing 2.3% and 3.1% of net sales in each of the years, respectively. Additionally, our 2008 selling, general and administrative expenses include approximately $7.6 million (1.6% of net sales) of costs, primarily legal fees, associated with the U.S. government inquiries. The decrease in selling, general and administrative expenses as a percentage of sales was driven by lower levels of expenses due to our restructuring efforts in Toulon, France, lower levels of professional fees, and decreased stock-based compensation, as well as the leveraging of fixed administrative expenses, all of which were partially offset by costs associated with the U.S. government inquiries.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business and as we continue to incur expenses associated with the U.S. government inquiries, which we believe will continue to be significant.
Research and development. Our investment in research and development activities represented 7.2% of net sales in 2008, as compared to 7.3% in 2007. Non-cash, stock-based compensation expense of $1.6 million, 0.3% of net sales, was recorded in 2008 compared to $2.4 million, 0.6% of net sales, recorded in 2007. This decrease in stock-based compensation was mostly offset by increased investments in product development.

We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of intangible assets. Charges associated with amortization of intangible assets totaled $4.9 million in 2008, as compared to $3.8 million in 2007. The increase is attributable to amortization for intangible assets associated with our 2008 and 2007 acquisitions. Based on the intangible assets held at December 31, 2008, we expect to amortize approximately $4.8 million in 2009, $2.3 million in 2010, $2.2 million in 2011, $2.1 million in 2012 and $1.8 million in 2013.
Acquired In-Process Research and Development. Upon consummation of our Inbone acquisition, we immediately recognized as expense $2.5 million in costs representing the estimated fair value of acquired IPRD that had not yet reached technological feasibility and had no alternative future use.
The fair value was determined by estimating the costs to develop the acquired IPRD into commercially viable products, estimating the resulting net cash flows from this project and discounting the net cash flows back to their present values. The resulting net cash flows from the project were based on our management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from the project. A summary of the estimates used to calculate the net cash flows for the project is as follows:

	Year net cash	Discount rate including
	in-flows expected	factor to account for
Project	to begin	uncertainty of success	Acquired IPRD
INBONE™ Calcaneal Stem Implant	2009	18%	$2,490,000
The INBONE™ Calcaneal Stem implant (Calcaneal Stem) is an implant device designed to attach on the INBONE™ Talar Dome and achieve bone implant stability by engaging the inside of the talar bone spanning into the calcaneal bone after the two bones have been stabilized together. We expect this device to bring increased sales to the existing INBONE™ Total Ankle System. The product is complete, but it has not yet received all the necessary FDA clearances to bring the product into a commercially viable product. Prior to the acquisition, Inbone filed a 510(k) premarket notification for the Calcaneal Stem and had received questions from the FDA. Subsequent to the acquisition, we received additional questions. We are currently working on a new submission that will address these questions and anticipate that we will obtain FDA clearance no sooner than the end of 2009. We currently do not expect to be required to provide additional testing to support this strategy, but do expect to pay an immaterial amount of review fees.
We are continuously monitoring our research and development projects. We believe that the assumptions used in the valuation of acquired IPRD represent a reasonably reliable estimate of the future benefits attributable to the acquired IPRD. No assurance can be given that actual results will not deviate from those assumptions in future periods.
Interest expense (income), net. Interest expense (income), net, consists of interest expense of $7.0 million and $1.8 million in 2008 and 2007, respectively, primarily from borrowings under our convertible debt issued in November 2007, our capital lease agreements, and certain of our factoring agreements. This was partially offset by interest income of $4.8 million and $3.1 million during 2008 and 2007, respectively, generated by our invested cash balances and investments in marketable securities.
The amounts of interest income we realize in 2009 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.

Other (income) expense, net. Other (income) expense, net, totaled $1.3 million of income during 2008 compared to $375,000 of expense during 2007. In 2008, $900,000 of a deferred gain associated with the 2007 disposition of our Adcon®-Gel assets was recognized and included in other income.
Provision for income taxes. We recorded tax provisions of $18.4 million and $1.4 million in 2008 and 2007, respectively. Our effective tax rate for 2008 and 2007 was 85.2% and 58.8%, respectively. In 2008, we recognized a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France, which increased our effective tax rate by 59 percentage points.
Comparison of the year ended December 31, 2007 to the year ended December 31, 2006
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2007		2006
	Amount	% of Sales	Amount	% of Sales
Net sales	$386,850	100.0%	$338,938	100.0%
Cost of sales	108,407	28.0%	97,234	28.7%
Cost of sales — restructuring	2,139	0.6%	—	—

Gross profit	276,304	71.4%	241,704	71.3%
Operating expenses:
Selling, general and administrative	225,929	58.4%	192,573	56.8%
Research and development	28,405	7.3%	25,551	7.5%
Amortization of intangible assets	3,782	1.0%	4,149	1.2%
Restructuring charges	16,734	4.3%	—	—

Total operating expenses	274,850	71.0%	222,273	65.6%

Operating income	1,454	0.4%	19,431	5.7%

Interest income, net	(1,252)	(0.3%)	(1,127)	(0.3%)
Other expense (income), net	375	0.1%	(1,643)	(0.5%)

Income before income taxes	2,331	0.6%	22,201	6.6%
Provision for income taxes	1,370	0.4%	7,790	2.3%

Net income	$961	0.2%	$14,411	4.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended	Year Ended
	December 31,	December 31,	%
	2007	2006	Change
Hip products	$134,251	$122,073	10.0%
Knee products	102,334	94,079	8.8%
Extremity products	62,302	45,044	38.3%
Biologics products	76,029	65,455	16.2%
Other	11,934	12,287	(2.9%)

Total net sales	$386,850	$338,938	14.1%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2007 and 2006:

Net sales. Our net sales growth in 2007 was primarily attributable to growth in each of our primary product lines, led by our extremities product line, which increased by 38% over 2006. Geographically, our domestic net sales totaled $235.7 million in 2007 and $211.0 million in 2006, representing approximately 61% and 62% of total net sales in each year, respectively, and an increase of 12% over 2006. Our international net sales totaled $151.1 million in 2007, an 18% increase as compared to net sales of $127.9 million in 2006. Our 2007 international net sales included a favorable foreign currency impact of approximately $6.1 million when compared to 2006 net sales, principally resulting from the 2007 performance of the euro against the U.S. dollar. The remaining increase in international sales is attributable to continued growth in Asia and certain European markets, which were partially offset by declines in France and Italy.
From a product line perspective, our net sales growth for 2007 was attributable to increases in sales across all four of our principal product lines. For 2007, we experienced growth of 38%, 16%, 10% and 9% in our extremity, biologics, hip and knee product lines, respectively. During 2007, our extremity sales growth was attributable primarily to the continued success of our CHARLOTTE™ foot and ankle system and sales of our DARCO® plating systems, which were acquired in April 2007. The growth of our biologics business in 2007 was primarily attributable to our GRAFTJACKET® tissue repair and containment membranes and sales of our PRO-DENSE® injectable regenerative graft launched during the third quarter of 2007. The increase in our hip product sales is primarily the result of international growth of 18%, led by sales in our Asian markets. Sales of our knee products increased in 2007 compared to the prior year as a result of growth in our ADVANCE® knee systems in both our international and domestic markets.
Cost of sales. Our cost of sales as a percentage of net sales decreased from 28.7% in 2006 to 28.0% in 2007. This decrease was attributable to manufacturing efficiencies in 2007, which were partially offset by unfavorable shifts in our sales mix. Cost of sales in 2007 and 2006 included approximately 0.5 and 0.3 percentage points of non-cash, stock-based compensation expense, respectively. Additionally, our 2007 cost of sales included 0.1 percentage points of non-cash inventory step-up amortization associated with our 2007 acquisitions.
Cost of sales — restructuring. In 2007, we recorded $2.1 million, 0.6% of net sales, of charges associated with the closure of our manufacturing facility in Toulon, France for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity which were expensed as period costs in accordance with SFAS 151.

Operating expenses. Our total operating expenses increased, as a percentage of net sales, by 5.4 percentage points to 71.0% in 2007. Operating expenses include selling, general and administrative expenses, research and development expenses, amortization of intangibles and restructuring charges. The increase in operating expenses was attributed primarily to the recognition of $16.7 million of restructuring charges and charges associated with an unfavorable arbitration ruling related to a dispute with a former consultant. Further contributing to this increase was increased investments in sales and marketing activities, higher levels of cash incentive compensation, expenses associated with our 2007 acquisitions and increased depreciation expense.
Provision for income taxes. Our effective tax rate for 2007 and 2006 was 58.8% and 35.1%, respectively. Our 2006 effective tax rate includes a $1.1 million benefit that was realized upon the resolution of certain foreign tax matters.
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
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which we determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, resulting in production now being conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from Arlington, Tennessee and from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $32 million, of which we have recognized $25.6 million through December 31, 2008. We have realized, and we believe that we will continue to see, the benefits from this restructuring within selling, general and administrative expenses and within cost of sales in 2009. See Note 16 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2008	2007
Cash and cash equivalents	$87,865	$229,026
Short-term marketable securities	57,614	15,535
Working capital	401,406	417,817
Line of credit availability	100,000	97,100
During the first quarter of 2008, we liquidated our investments in auction rate securities into cash equivalents. During the remainder of the 2008, we invested approximately $57 million into treasury bills, government bonds, agency bonds and certificates of deposit with maturities of less than 12 months. We have classified these marketable securities as available-for-sale.

Operating Activities. Cash used in operating activities totaled $3.6 million in 2008, as compared to cash provided by operating activities of $24.4 million in 2007 and $30.0 million in 2006. In 2008 compared to 2007, increased profitability was offset by changes in working capital. Accounts receivable increased due to higher levels of sales in international markets that typically have longer collection terms. Inventories increased due to recent acquisitions and distribution agreements, and to support higher levels of sales. Finally, in 2007, our accrued expenses increased significantly, primarily associated with restructuring charges.
The decrease in cash provided by operating activities in 2007, compared to 2006, is primarily attributable to lower levels of profitability in the year due to restructuring charges, which was partially offset by changes in working capital.
Investing Activities. Our capital expenditures totaled $61.9 million in 2008, $35.0 million in 2007 and $29.6 million in 2006. The increase in 2008 compared to 2007 is attributable to $16.9 million of expenditures related to the expansion of our Arlington, Tennessee facilities as well as increased investments in surgical instrumentation. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures of approximately $42 million in 2009 for routine capital expenditures, as well as approximately $3 million for the planned expansion of facilities in Arlington, Tennessee.
We invested $32.3 million in acquisitions of businesses and intellectual property during 2008. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property and are, therefore, unable to predict the likelihood or timing of future purchases, if any.
Financing Activities. During 2008, proceeds of $12.0 million were generated from the issuance of common stock upon exercise of stock options granted under our stock-based compensation plans. These proceeds were offset by $285,000 in principal payments related to our long-term capital lease obligations. In addition, our operating subsidiary in Italy continues to factor portions of its accounts receivable balances under factoring agreements, which are considered financing transactions for financial reporting. The cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, are reflected as cash flows from financing activities in our consolidated statements of cash flows. The proceeds received under these agreements in 2008, 2007 and 2006 totaled $6.6 million, $3.6 million and $5.6 million, respectively. These proceeds were offset by payments for factored receivables collected of $7.0 million, $7.1 million and $5.7 million in 2008, 2007 and 2006, respectively. We recorded obligations of $54,000 and $674,000 for the amount of receivables factored under these agreements as of December 31, 2008 and 2007, respectively, which are included within “Accrued expenses and other current liabilities” in our consolidated balance sheet.
In 2009, we will make continued payments under our long-term capital leases, including interest, of $136,000 and we will make scheduled interest payments under our convertible senior notes of $5.3 million.
On December 31, 2008, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of an annual base rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.
During 2007, we issued $200 million of Convertible Senior Notes due 2014, which generated net proceeds of $193.5 million. The notes require us to pay interest semiannually at an annual rate of 2.625%. The notes are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. We will make scheduled interest payments in 2009 related to the notes totaling $5.3 million.

Contractual Cash Obligations. At December 31, 2008, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2009	2010-2011	2012-2013	After 2013
Amounts reflected in balance sheet:
Capital lease obligations(1)	$277	$136	$132	$9	$—
Convertible senior notes(2)	200,000	—	—	—	200,000
Contingent consideration	3,675	2,000	1,675	—	—

Amounts not reflected in balance sheet:
Operating leases	18,254	8,377	8,418	1,012	447
Interest on convertible senior notes(3)	31,063	5,250	10,500	10,500	4,813
Purchase obligations	7,629	2,543	5,086	—	—
Royalty and consulting agreements	4,396	815	1,146	1,091	1,344

Total contractual cash obligations	$265,294	$19,121	$26,957	$12,612	$206,604

(1)	Payments include amounts representing interest.

(2)	Represents long-term debt payment provided holders of the Convertible Senior Notes due 2014 do not exercise the option to convert each $1,000 note into 30.6279 shares of our common stock. Our convertible senior notes are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(3)	Represents interest on Convertible Senior Notes due 2014 payable semiannually with an annual interest rate of 2.625%.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2008. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2008. These future payments are subject to foreign currency exchange rate risk. In accordance with accounting principles generally accepted in the U.S., our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 17 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Our purchase obligations reflected in the table above consist of minimum purchase obligations related to certain supply agreements. The royalty and consulting agreements in the above table represent minimum payments under non-cancelable contracts with consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2008. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 17 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Our contingent consideration obligations reflected in the table above consist of minimum guaranteed payments related to our Inbone acquisition. Additionally, cash payments of up to $15 million may be made related to this and certain other of our acquisitions based upon future financial and operational performance of the acquired assets.
In addition to the contractual cash obligations discussed above, all of our domestic sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to other royalties earned based on product sales.
Additionally, as of December 31, 2008, we had $1.8 million of unrecognized tax benefits recorded within “Other liabilities” on our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 11 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $87.9 million, our marketable securities balance of $57.6 million and our existing available credit line of $100.0 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2009 of approximately $45 million and meet our contractual cash obligations in 2009.
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
We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Our management has discussed the development, selection and disclosure of our most critical financial estimates with the audit committee of our board of directors and with our independent auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:
Revenue recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers, and stocking distributors, with the majority of our revenue derived from sales to hospitals. Our products are sold through a network of employee and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We record revenues from sales to hospitals and surgery centers when they take title to the product, which is generally when the product is surgically implanted in a patient.
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $172,000 and $252,000 of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2008 and 2007, respectively.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $490,000 and $560,000 are included as a reduction of accounts receivable at December 31, 2008 and 2007, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
Allowances for doubtful accounts. We experience credit losses on our accounts receivable and accordingly, we must make estimates related to the ultimate collection of our accounts receivable. Specifically, we analyze our accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically accurate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly and as such, additional allowances may be required in future periods. Our accounts receivable balance was $102.0 million and $83.8 million, net of allowances for doubtful accounts of $4.0 million and $5.2 million, at December 31, 2008 and 2007, respectively.
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
Charges incurred for excess and obsolete inventory were $8.7 million, $6.6 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, in 2007, we recorded charges of $2.1 million associated with the closure of our manufacturing facility in Toulon, France, for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity.
Goodwill and long-lived assets. We have approximately $49.7 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have only one reporting unit for purposes of evaluating goodwill for impairment. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting unit using projections of future cash flows. We performed our annual impairment test during the fourth quarter of 2008 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance with the Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
In 2007, we recognized an impairment charge of $3.2 million for our property, plant and equipment at our Toulon, France facilities. This impairment charge consisted of the write-down of assets held for sale to their estimated selling price less costs to sell, as well as the abandonment of the remaining assets that are no longer in use.
Product liability claims and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities and we believe our accruals are adequate. Our accrual for product liability claims was approximately $310,000 and $610,000 at December 31, 2008 and 2007, respectively.
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
Our valuation allowance balances totaled $18.5 million and $6.0 million as of December 31, 2008 and 2007, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits. During the year ended December 31, 2008, we recognized a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires that the tax effects of an income tax position to be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $1.8 million and $6.2 million as of December 31, 2008 and 2007, respectively. See Note 11 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.
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
Stock-Based Compensation. We calculate the grant date fair value of non-vested shares as the closing sales price on the trading day immediately prior to the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of these stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield and risk-free interest rate.
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
See Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding our stock-based compensation disclosures.
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
Effective January 1, 2009, we adopted the provisions of SFAS No. 141R, Business Combinations (SFAS 141R), which significantly changes the accounting for acquired businesses. More assets and liabilities will be measured at their acquisition date fair values. Legal fees and other transaction-related costs will be expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.
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
Impact of Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, and how the derivatives affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (collectively, SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to our consolidated financial statements. We are currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. Under SFAS 141R, an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition date fair value. In addition, SFAS 141R includes a substantial number of additional disclosure requirements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We will apply the provisions of SFAS 141R and SFAS 160 prospectively effective January 1, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2008, we had short term cash investments and marketable securities totaling approximately $112 million. Based on this level of investment, a decrease of 0.25% in interest rates would have a negative annual impact of $281,000 to our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% of our total net sales were denominated in foreign currencies during each of the years ended December 31, 2008 and 2007, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from EU countries, which are denominated in the euro, from Japan, which are denominated in the Japanese yen and from the United Kingdom, which are denominated in the British pound. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro, the yen and the British pound. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen and the U.S. dollar and the British pound. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
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

Item 8. Financial Statements and Supplementary Data.
Wright Medical Group, Inc.
Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 23, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated

February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Memphis, Tennessee
February 23, 2009

Wright Medical Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$87,865	$229,026
Marketable securities	57,614	15,535
Accounts receivable, net	102,046	83,801
Inventories	176,059	115,290
Prepaid expenses	14,263	13,757
Deferred income taxes	29,874	24,015
Assets held for sale	—	2,207
Other current assets	8,934	7,570

Total current assets	476,655	491,201

Property, plant and equipment, net	133,651	99,037
Goodwill	49,682	28,233
Intangible assets, net	21,090	11,187
Deferred income taxes	3,034	30,556
Other assets	8,018	9,771

Total assets	$692,130	$669,985

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,877	$19,764
Accrued expenses and other current liabilities	59,247	53,069
Current portion of long-term obligations	125	551

Total current liabilities	75,249	73,384
Long-term debt and capital lease obligations	200,136	200,455
Deferred income taxes	166	159
Other liabilities	4,951	7,206

Total liabilities	280,502	281,204

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, voting, $.01 par value, shares authorized — 100,000,000; shares issued and outstanding — 38,021,961 in 2008 and 36,493,183 in 2007	372	365
Additional paid-in capital	364,594	338,640
Accumulated other comprehensive income	18,312	24,623
Retained earnings	28,350	25,153

Total stockholders’ equity	411,628	388,781

	$692,130	$669,985

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$465,547	$386,850	$338,938
Cost of sales[1]	134,377	108,407	97,234
Cost of sales — restructuring	—	2,139	—

Gross profit	331,170	276,304	241,704
Operating expenses:
Selling, general and administrative[1]	261,396	225,929	192,573
Research and development [1]	33,292	28,405	25,551
Amortization of intangible assets	4,874	3,782	4,149
Restructuring charges (Note 16)	6,705	16,734	—
Acquired in-process research and development costs (Note 3)	2,490	—	—

Total operating expenses	308,757	274,850	222,273

Operating income	22,413	1,454	19,431
Interest expense (income), net	2,181	(1,252)	(1,127)
Other (income) expense, net	(1,338)	375	(1,643)

Income before income taxes	21,570	2,331	22,201
Provision for income taxes	18,373	1,370	7,790

Net income	$3,197	$961	$14,411

Net income per share (Note 12):
Basic	$0.09	$0.03	$0.42

Diluted	$0.09	$0.03	$0.41

Weighted-average number of shares outstanding — basic	36,933	35,812	34,434

Weighted-average number of shares outstanding — diluted	37,401	36,483	35,439

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Cost of sales	$1,244	$2,046	$854
Selling, general and administrative	10,644	12,061	10,766
Research and development	1,613	2,425	2,220
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$3,197	$961	$14,411
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	26,462	23,522	21,361
Stock-based compensation expense	13,501	16,532	13,840
Acquired in-process research and development costs	2,490	—	—
Amortization of intangible assets	4,874	3,782	4,149
Deferred income taxes	18,325	(8,708)	(8,852)
Gain on sale of investment	—	—	(1,499)
Excess tax benefits from stock-based compensation arrangements	(1,278)	(3,633)	(4,908)
Non-cash restructuring charges	(63)	5,295	—
Other	1,233	111	1,340
Changes in assets and liabilities:
Accounts receivable	(18,729)	(9,831)	(8,555)
Inventories	(57,797)	(27,077)	(867)
Marketable securities	15,535	14,790	(5,325)
Prepaid expenses and other current assets	(6,666)	(6,103)	4,600
Accounts payable	(5,009)	1,889	2,504
Accrued expenses and other liabilities	315	12,894	(2,224)

Net cash (used in) provided by operating activities	(3,610)	24,424	29,975

Investing activities:
Capital expenditures	(61,936)	(35,042)	(29,643)
Acquisition of businesses	(28,914)	(27,758)	—
Purchase of intangible assets	(3,418)	(1,041)	(705)
Proceeds from sale of investment	—	—	1,499
Investment in available-for-sale marketable securities	(57,037)	—	—
Other	2,363	—	500

Net cash used in investing activities	(148,942)	(63,841)	(28,349)

Financing activities:
Issuance of common stock	12,018	17,292	5,915
Proceeds from issuance of convertible senior notes	—	193,492	—
Financing under factoring agreements, net	(605)	(3,457)	(54)
Principal payments of bank and other financing	(285)	(1,063)	(6,123)
Excess tax benefits from stock-based compensation arrangements	1,278	3,633	4,908

Net cash provided by financing activities	12,406	209,897	4,646

Effect of exchange rates on cash and cash equivalents	(1,015)	607	390

Net (decrease) increase in cash and cash equivalents	(141,161)	171,087	6,662
Cash and cash equivalents, beginning of period	229,026	57,939	51,277

Cash and cash equivalents, end of period	$87,865	$229,026	$57,939

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2006, 2007 and 2008
(In thousands, except share data)

					Accumulated
	Common Stock, Voting		Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2005	34,175,696	$342	$274,312	$5,397	$11,957	$292,008

2006 Activity:
Net income	—	—	—	14,411	—	14,411
Foreign currency translation	—	—	—	—	5,921	5,921

Total comprehensive income	—	—	—	—	—	20,332
SAB 108 adjustment to opening balance (Note 2)	—	—	—	(2,861)	—	(2,861)
Issuances of common stock	968,104	9	5,906	—	—	5,915
Tax benefit of employee stock option exercises	—	—	5,585	—	—	5,585
Stock-based compensation	—	—	14,845	—	—	14,845

Balance at December 31, 2006	35,143,800	$351	$300,648	$16,947	$17,878	$335,824

2007 Activity:
Net income	—	—	—	961	—	961
Foreign currency translation	—	—	—	—	6,970	6,970
Minimum pension liability adjustment	—	—	—	—	(225)	(225)

Total comprehensive income			—	—	—	7,706
FIN 48 adjustment to opening balance (Note 11)	—	—	—	7,245	—	7,245
Issuances of common stock	1,349,383	14	17,278	—	—	17,292
Tax benefit of employee stock option exercises	—	—	4,289	—	—	4,289
Stock-based compensation	—	—	16,425	—	—	16,425

Balance at December 31, 2007	36,493,183	$365	$338,640	$25,153	$24,623	$388,781

2008 Activity:
Net income	—	—	—	3,197	—	3,197
Foreign currency translation	—	—	—	—	(6,781)	(6,781)
Unrealized gain on marketable securities	—	—	—	—	399	399
Minimum pension liability adjustment	—	—	—	—	71	71

Total comprehensive loss						(3,114)
Issuances of common stock	616,836	7	12,011	—	—	12,018
Issuance of previously granted restricted stock	434,005	—	—	—	—	—
Grant of restricted stock	558,184	—	—	—	—	—
Cancellation of restricted stock	(80,247)	—	—	—	—	—
Tax benefit of employee stock option exercises	—	—	720	—	—	720
Stock-based compensation	—	—	13,223	—	—	13,223

Balance at December 31, 2008	38,021,961	$372	$364,594	$28,350	$18,312	$411,628

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries (Wright), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the United States (U.S.) and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in over 60 countries with principal markets in the U.S., Europe and Japan. We are headquartered in Arlington, Tennessee.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements include our accounts and those of our wholly owned domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, the evaluation of goodwill and long-lived assets, product liability claims and other litigation, income taxes, stock-based compensation, purchase accounting for business combinations, and accounting for restructuring charges.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.
Marketable Securities. Our 2007 investment in marketable securities represented debt securities, which were classified as trading securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). For the years ended December 31, 2007 and 2006, we did not incur any realized or unrealized gains or losses related to these securities. During the first quarter of 2008, we liquidated all those investments into cash equivalents. During the remainder of 2008, we invested in treasury bills, government and agency bonds, and certificates of deposit with maturity dates of less than 12 months and certificates of deposit with maturity dates of six months or less. Our investments in these marketable securities are classified as available-for-sale securities in accordance with SFAS 115. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred for excess and obsolete inventory were $8.7 million, $6.6 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Additionally, in 2007, we recorded charges of $2.1 million associated with the closure of our manufacturing facility in Toulon, France for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity, which were expensed as period costs in accordance with Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Product Liability Claims and Other Litigation. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. Our accrual for product liability claims was $310,000 and $610,000 at December 31, 2008 and 2007, respectively.
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
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Accordingly, during the fourth quarter of 2008, we evaluated goodwill for impairment and determined that the fair value of our reporting unit exceeded its carrying value, indicating that goodwill was not impaired. Based on our single business approach to decision-making, planning and resource allocation, management has determined that we have only one reporting unit for purposes of evaluating goodwill for impairment.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships and other are 9 years, 10 years, 7 years, 7 years, 11 years and 5 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 9 years. Additionally, we have one trademark intangible asset that has an indefinite life.
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
In 2007, we recognized an impairment charge of $3.2 million for our property, plant and equipment at our Toulon, France facilities. This impairment charge consisted of the write-down of assets held for sale to their estimated selling price less costs to sell, as well as the abandonment of the remaining assets that are no longer in use. See Note 16 for further discussion of our restructuring charges.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Allowances for Doubtful Accounts. We experience credit losses on our accounts receivable and, accordingly, we must make estimates related to the ultimate collection of our accounts receivable. Specifically, management analyzes our accounts receivable, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $4.0 million and $5.2 million at December 31, 2008 and 2007, respectively.
Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of December 31, 2008, one customer, our stocking distributor in Turkey, accounted for more than 10% of our accounts receivable balance. As of December 31, 2008 and 2007, the balance due from this customer was $10.6 million or 10.4% of our accounts receivable balance, and $8.0 million or 9.5% of our accounts receivable balance, respectively. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2007.
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes, and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in some of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. For certain biologics products, we depend on one supplier of demineralized bone matrix (DBM) and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograph bone wedge product. We maintain adequate stock from these suppliers in order to meet market demand.
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
We provide for unrecognized tax benefits based upon our assessment of whether a tax position is “more-likely-than-not” to be sustained upon examination by the tax authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying tax position.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Other Taxes. Taxes assessed by a governmental authority that are imposed concurrent with our revenue transactions with customers are presented on a net basis in our consolidated statement of operations.
Revenue Recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers, and stocking distributors, with the majority of our revenue derived from sales to hospitals. Our products are primarily sold through a network of employee sales representatives and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the U.S. Revenues from sales to hospitals are recorded when the hospital takes title to the product, which is generally when the product is surgically implanted in a patient.
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $172,000 and $252,000 of deferred revenue related to these types of agreements was recorded at December 31, 2008 and 2007, respectively.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of $490,000 and $560,000 is included as a reduction of accounts receivable at December 31, 2008 and 2007, respectively.
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
Pension Benefits. Our subsidiary in Japan provides benefits to employees under a plan that we account for as a defined benefit plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This plan is unfunded, and determining the minimum pension liability requires the use of assumptions and estimates, including discount rates and mortality rates, and actuarial methods. Our minimum pension liability totaled $1.4 million and $970,000 as of December 31, 2008 and 2007, respectively.
Comprehensive Income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
net income and our comprehensive income is attributable to foreign currency translation, adjustments to our minimum pension liability, and unrealized gains and losses on our available-for-sale securities.
Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of stock-based payment awards, such as options, on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield and risk-free interest rate.
We recorded $13.5 million, $16.5 million and $13.8 million of stock-based compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively. See Note 14 for further information regarding our stock-based compensation assumptions and expenses.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates the fair value of these financial instruments at December 31, 2008 and 2007 due to their short maturities or variable rates.
The fair value of our convertible senior notes was approximately $155 million and $216 million as of December 31, 2008 and 2007, respectively.
Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis, and establishes a framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our consolidated financial statements. SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:

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
As of December 31, 2008, we have available-for-sale marketable securities totaling $57.6 million, consisting of investments in treasury bills, government and agency bonds and certificates of deposits, all of which are valued at fair value using a market approach. A total of $56.5 million of our available-for-sale securities is valued based on quoted prices in active exchange markets (Level 1). The remaining $1.2 million is valued at fair value using other observable inputs (Level 2).
Derivative Instruments. We account for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. Accordingly, all of our derivative instruments are recorded in the accompanying consolidated balance sheet as either an asset or liability and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
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
We recorded net losses of $1.5 million, $2.8 million and $1.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively, on foreign currency contracts, which are included in “Other (income) expense, net” in our consolidated statements of operations. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, also included in “Other (income) expense, net.” At December 31, 2008 and 2007, we had no foreign currency contracts outstanding.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Interest	$5,963	$1,898	$1,298
Income taxes	$4,960	$10,408	$9,663
During 2008, we sold certain assets of our Toulon, France facility. As part of that sale, the buyer assumed our capital lease obligations of approximately $700,000 for certain machinery and equipment located in that facility. During 2006, we favorably resolved certain income tax contingencies associated with a prior acquisition, resulting in a decrease in goodwill of $140,000. We entered into insignificant amounts of capital leases during 2006, 2007 and 2008.
Adoption of SAB 108. In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires registrants to consider both the “rollover” method which focuses on the income statement impact of misstatements and the “iron curtain” method which focuses on the balance sheet impact of misstatements to define materiality. The transition provisions of SAB 108 allow a registrant to adjust opening retained earnings for the cumulative effect of immaterial errors relating to prior years. We adopted SAB 108 during the year ended December 31, 2006.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
During 2006, we concluded there was an error in our method of calculating depreciation expense for our surgical instruments, resulting in an understatement of depreciation expense for the years 2000 through 2005. Under SAB 108, we assessed materiality of errors originating in prior years using both the rollover method and the iron-curtain method. Management concluded that the impact of this error was immaterial for each of the prior years under the rollover method, which was the method we used prior to the adoption of SAB 108. However, under the iron-curtain method, the cumulative effect of the balance sheet adjustment was material to our 2006 statement of operations. Therefore, an adjustment was recorded to 2006 opening retained earnings in accordance with the implementation guidance in SAB 108. The total cumulative impact was as follows (in thousands):

Increase/
(Decrease)
Accumulated depreciation	$4,721
Deferred tax asset	1,860
Retained earnings	(2,861)
Recently Issued Accounting Pronouncements. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures regarding how an entity uses derivative instruments, how the derivative instruments and related hedge items are accounted for under SFAS No. 133, as amended, and how the derivatives affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the year ending December 31, 2009. We are currently evaluating the impact of the provisions of SFAS 161.
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
In September 2006, the FASB issued SFAS 157 and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (collectively, SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to our consolidated financial statements. We are currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. Under SFAS 141R, an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition date fair value. In addition, SFAS 141R includes a substantial number of additional disclosure requirements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
classified as a component of equity. We will apply the provisions of SFAS 141R and SFAS 160 prospectively effective January 1, 2009.
3. Acquisitions
INBONE Technologies, Inc. On April 3, 2008, we completed the acquisition of Inbone Technologies, Inc. (Inbone), a privately held company focused on the field of ankle arthroplasty and small bone fusion. The purchase consisted of an initial cash payment of $23.2 million, guaranteed future minimum payments of $3.7 million and potential additional cash payments based upon future operational and financial performance of the company. Assets acquired include the INBONE™ Total Ankle System and the INBONE™ Intra-osseous Fusion Rod and Plate System.
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

Cash	$745
Accounts receivable	708
Inventories	1,047
Deferred income tax assets	384
Property, plant and equipment	810
Other assets	159
In-process research and development	2,490
Intangible assets	9,480
Goodwill	19,081

Total assets	$34,904

Current liabilities	$1,814
Deferred income tax liabilities	3,739
Debt assumed	1,727

Total liabilities	$7,280

Net assets acquired	$27,624
Less cash acquired	(745)
Plus debt assumed and paid at closing	1,727

Total purchase price	$28,606

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
estimating the costs to develop the acquired IPRD into commercially viable products, estimating the resulting net cash flows from this project, and discounting the net cash flows back to their present values using an 18% risk adjusted discount rate. This discount rate reflected uncertainties surrounding the successful development of IPRD.
A.M. Surgical, Inc. On June 9, 2008, we acquired certain assets of A.M. Surgical, Inc. (A.M. Surgical), a New York-based company focused on providing endoscopic soft tissue release products for foot and ankle surgeons. Prior to the acquisition, we had marketed A.M. Surgical’s foot and ankle products pursuant to a distribution agreement signed in October 2007. The purchase consisted of an initial cash payment of $2.1 million and potential additional cash payments based upon future financial performance of the acquired assets, not to exceed $700,000. Assets acquired include all of the A.M. Surgical endoscopic soft tissue release products for the foot and ankle market, which consists of the AM™ EPF (plantar fascia release), AM™ UDIN (interdigital nerve decompression) and AM™ EGR (gastrocnemius release) Systems. These three systems address the decompression and soft tissue release procedures most commonly performed by foot and ankle surgeons. The A.M. Surgical product line is highly complementary to our line of reconstructive and biologic products for flatfoot corrective surgery.
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

Intangible assets	$420
Goodwill	1,740

Total assets acquired	$2,160

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
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The fair value of the net assets acquired exceeded the initial consideration for the acquisition by approximately $438,000. The excess was recorded as a liability for contingent consideration. The following is a summary of the estimated fair values of the assets acquired, which includes transaction costs (in thousands):

Inventory	$264
Property, plant and equipment	104
Intangible assets	1,460
Current liabilities	(438)

Total assets acquired	$1,390

Of the $1.5 million of acquired intangible assets, $790,000 was assigned to customer relationships (ten year useful life), $360,000 was assigned to registered trademarks (ten year useful life), $280,000 was assigned to completed technology (ten year useful life), and $30,000 assigned to other assets (five year useful life).

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Our consolidated results of operations would not have been materially different than reported results had the Inbone, A.M. Surgical and Rayhack acquisitions occurred at the beginning of 2008 or 2007.
4. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$9,502	$7,020
Work-in-process	34,811	21,482
Finished goods	131,746	86,788

	$176,059	$115,290

5. Assets Held for Sale
Assets held for sale consists of the following (in thousands):

	December 31,
	2008	2007
Land and buildings	$—	$1,766
Machinery and equipment	—	441

	$—	$2,207

In April 2008, we completed the sale of assets held for sale from our Toulon, France facility for approximately $2.4 million, less costs to sell, plus the assumption of capital lease obligations totaling approximately $700,000. See Note 16 for further discussion of our restructuring activities associated with our Toulon, France facility.
6. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Land and land improvements	$4,073	$4,050
Buildings	22,709	7,272
Machinery and equipment	42,675	35,534
Furniture, fixtures and office equipment	31,620	30,424
Construction in progress	9,963	5,931
Surgical instruments	143,503	116,699

	254,543	199,910
Less: Accumulated depreciation	(120,892)	(100,873)

	$133,651	$99,037

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2008	2007
Buildings	$1,448	$1,448
Machinery and equipment	357	197
Furniture, fixtures and office equipment	13	834

	1,818	2,479
Less: Accumulated depreciation	(655)	(1,374)

	$1,163	$1,105

Depreciation expense approximated $26.5 million, $23.5 million and $21.4 million for the years ended December 31, 2008, 2007, and 2006, respectively, and included amortization of assets under capital leases.
7. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2008, are as follows (in thousands):

Goodwill at December 31, 2007	$28,233
Goodwill from acquisitions during 2008 (see Note 3)	20,821
Goodwill from contingent consideration associated with acquisitions prior to 2008	1,078
Foreign currency translation	(450)

Goodwill at December 31, 2008	$49,682

During 2008, we made a payment totaling $57,000 as contingent consideration for the R&R Medical, Inc. (R&R) acquisition completed in 2007, and a payment totaling $394,000 as contingent consideration for the acquisition of the subtalar implant assets of Koby Ventures Ltd., d/b/a Metasurg (Metasurg), which was completed in 2007. In addition, we recorded a liability for contingent consideration to be paid in 2009 of $138,000 associated with the R&R acquisition and $489,000 associated with the Metasurg acquisition.
The components of our identifiable intangible assets are as follows (in thousands):

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$21,625	$19,316	$22,793	$18,082
Completed technology	12,163	4,006	5,180	2,896
Licenses	6,301	3,504	3,598	2,561
Customer relationships	3,650	371	1,490	110
Trademarks	2,733	373	862	164
Other	3,360	1,172	2,324	1,247

	49,832	$28,742	36,247	$25,060

Less: Accumulated amortization	(28,742)		(25,060)

Intangible assets, net	$21,090		$11,187

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Based on the intangible assets held at December 31, 2008, we expect to amortize approximately $4.8 million in 2009, $2.3 million in 2010, $2.2 million in 2011, $2.1 million in 2012, and $1.8 million in 2013.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Employee benefits	$13,324	$10,994
Royalties	6,336	5,930
Taxes other than income	6,154	5,320
Commissions	6,092	5,628
Professional and legal fees	7,155	6,239
Contingent consideration	3,065	—
Restructuring liability (see Note 16)	4,950	6,966
Other	12,171	11,992

	$59,247	$53,069

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2008	2007
Capital lease obligations	$261	$1,006
Convertible senior notes	200,000	200,000

	200,261	201,006
Less: current portion	(125)	(551)

	$200,136	$200,455

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
On December 31, 2008, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
an annual base rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.
As discussed in Note 6, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2008, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2009	$136
2010	104
2011	28
2012	6
2013	3

Total minimum payments	277
Less amount representing interest	(16)

Present value of minimum lease payments	261
Current portion	(125)

Long-term portion	$136

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Unrecognized tax benefits (see Note 11)	$1,814	$6,154
Other	3,137	1,052

	$4,951	$7,206

11. Income Taxes
The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$3,036	$10,981	$34,624
Foreign	18,534	(8,650)	(12,423)

Income before income taxes	$21,570	$2,331	$22,201

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The components of our provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current provision (benefit):
Domestic:
Federal	$3,192	$7,590	$13,257
State	(720)	660	1,841
Foreign	(2,880)	1,397	2,234
Deferred (benefit) provision:
Domestic:
Federal	(2,812)	(4,333)	(2,915)
State	(105)	(329)	(361)
Foreign	21,698	(3,615)	(6,266)

Total provision for income taxes	$18,373	$1,370	$7,790

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	(4.4)%	12.2%	5.3%
Stock-based compensation expense	6.6%	132.9%	11.3%
Change in valuation allowance	59.1%	(3.6)%	(2.8)%
Research and development credit	(8.5)%	(51.2)%	(4.2)%
Foreign income tax rate differences	(5.6)%	(70.0)%	(4.5)%
Non-taxable differences and other, net	3.0%	3.5%	(5.0)%

Total	85.2%	58.8%	35.1%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The significant components of our deferred income taxes as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$22,667	$32,255
General business credit carryforward	1,854	2,262
Reserves and allowances	23,640	20,537
Stock-based compensation expense	7,464	5,907
Amortization	2,056	3,956
Other	13,699	14,116
Valuation allowance	(18,512)	(6,026)

Total deferred tax assets	52,868	73,007

Deferred tax liabilities:
Depreciation	9,121	6,140
Intangible assets	4,237	1,715
Other	6,794	10,778

Total deferred tax liabilities	20,152	18,633

Net deferred tax assets	$32,716	$54,374

Outside basis differences that have not been tax-effected in accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas, as amended by SFAS No. 109, are primarily related to undistributed earnings of certain of our foreign subsidiaries. Deferred tax liabilities for U.S. federal income taxes are not provided on the undistributed earnings of our foreign subsidiaries that are considered permanently reinvested. The determination of the amount of unrecognized deferred tax liability is not practicable.
At December 31, 2008, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $12.2 million, which begin to expire in 2017. Additionally, we had general business credit carryforwards of approximately $1.9 million, which expire beginning in 2009 and extend through 2016. At December 31, 2008, we had foreign net operating loss carryforwards of approximately $55.8 million, of which approximately $5.2 million expires beginning in 2009 and extending through 2015.
Certain of our U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. We maintain valuation allowances for those net operating losses and tax credit carryforwards that we do not expect to utilize due to these limitations. During the year ended December 31, 2008, we recognized a tax provision of $12.8 million to record a valuation allowance, primarily for deferred tax assets associated with net operating losses in France.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$6,154
Additions for tax positions related to current year	361
Additions for tax positions of prior years	58
Reductions for tax positions of prior years	(106)
Settlements	(4,336)
Foreign currency translation	(317)

Balance at December 31, 2008	$1,814

As of December 31, 2008, our liability for unrecognized tax benefits totaled $1.8 million and is recorded in our consolidated balance sheet within “Other liabilities,” all of which, if recognized, would affect our effective tax rate. In December 2008, we effectively settled a tax audit of certain of our French subsidiaries, resulting in a reduction of our unrecognized tax benefit in the amount of $4.3 million. Management does not believe that it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.
FIN 48 further requires that interest required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of December 31, 2008, accrued interest related to our unrecognized tax benefits totaled approximately $60,000, which is recorded in our consolidated balance sheet within “Other liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. and in many foreign jurisdictions, with the most significant foreign jurisdiction being France. We are no longer subject to foreign income tax examinations by tax authorities for years before 2000. With few exceptions, we are subject to U.S. federal, state and local income tax examinations for years 2005 through 2007. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
12. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock and convertible debt. The dilutive effect of the stock options and non-vested shares of common stock is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This method assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. We determined that for the year ended December 31, 2008, the convertible debt had an anti-dilutive effect on earnings per share and therefore excluded it from the dilutive shares calculation.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Weighted-average number of common shares outstanding — basic	36,933	35,812	34,434
Common stock equivalents	468	671	1,005

Weighted-average number of common shares outstanding — diluted	37,401	36,483	35,439

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock options	2,604	3,328	4,446
Non-vested shares	502	43	—
Convertible debt	6,126	6,126	—
13. Capital Stock
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 61,978,039 shares of voting common stock available for future issuance at December 31, 2008.
14. Stock-Based Compensation Plans
We have two stock-based compensation plans which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

	Year Ended December 31,
	2008	2007	2006
Total cost of share-based payment plans	$13,223	$16,425	$14,845
Amounts capitalized as inventory and intangible assets	(1,492)	(2,262)	(1,918)
Amortization of capitalized amounts	1,770	2,369	913

Charged against income before income taxes	13,501	16,532	13,840
Amount of related income tax benefit recognized income	(3,674)	(3,665)	(2,957)

Impact to net income	$9,827	$12,867	$10,883

Impact to basic earnings per share	$0.27	$0.36	$0.32

Impact to diluted earnings per share	$0.26	$0.35	$0.31

In the year ended December 31, 2008, we granted approximately 553,000 non-vested shares of common stock and 559,000 options to purchase common stock at a weighted-average fair value of $28.07 and $11.17, respectively, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of these grants, is four years. As of December 31, 2008, we had approximately 4.0 million stock options outstanding, of which approximately 2.6 million were exercisable and 796,000 non-vested shares of common stock outstanding.
As of December 31, 2008, we had $25.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.8 years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Equity Incentive Plan. On December 7, 1999, we adopted the 1999 Equity Incentive Plan (the Plan), which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, May 12, 2005 and May 14, 2008 and amended on October 23, 2008. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 10,467,051 shares of common stock, of which full value awards (such as non-vested shares) are limited to 1,279,555 shares. Under the Plan, options to purchase common stock generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. Options to purchase Series A Preferred Stock that were outstanding at the time we completed our IPO in July 2001 became options to purchase our common stock. Those options were immediately exercisable upon their issuance. All of the options issued under the Plan expire after ten years. Non-vested shares of common stock are generally vested in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. As of December 31, 2008, there were 933,911 shares available for future issuance under the Plan, of which full value awards are limited to 367,017 shares.
Stock options
We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life of options is estimated by calculating the average of the vesting term and the contractual term of the option, as allowed in SEC Staff Accounting Bulletin No. 107. The expected stock price volatility assumption was estimated based upon historical volatility of our common stock. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock options is amortized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
The weighted-average grant date fair value of stock options granted to employees in 2008, 2007 and 2006 was $11.17 per share, $11.30 per share and $9.97 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.0% - 3.4%	3.9% - 4.8%	4.3% - 5.1%
Expected option life	6 years	6 years	6 years
Expected price volatility	36%	39%	40%
During 2006, we granted certain independent distributors stock options totaling 66,700 shares under the Plan. These options are exercisable in 25% increments on the first through fourth anniversaries of the date of grant at a weighted-average exercise price of $22.43 per share. The options expire after ten years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
A summary of our stock option activity during 2008 is as follows:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Shares	Average	Remaining	Value*
	(000’s)	Exercise Price	Contractual Life	($000’s)
Outstanding at December 31, 2007	4,428	$23.51
Granted	559	27.13
Exercised	(602)	19.47
Forfeited or expired	(339)	27.06

Outstanding at December 31, 2008	4,046	$24.32	6.6 years	$2,790

Exercisable at December 31, 2008	2,595	$24.30	5.7 years	$2,329

*	The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2008, and the exercise price of the shares. The market value as of December 31, 2008 is $20.43 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2008.
The total intrinsic value of options exercised during 2008, 2007 and 2006 was $5.9 million, $17.3 million and $15.2 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2008, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted-Average	-Average		-Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.00 — $8.50	90	1.5 years	$5.11	90	$5.11
$8.51 — $16.00	30	3.9 years	15.05	30	15.05
$16.01 — $24.00	1,683	6.8 years	20.93	969	20.85
$24.01 — $32.00	2,183	6.7 years	27.57	1,446	27.59
$32.01 — $35.87	60	5.3 years	34.25	60	34.25

	4,046	6.6 years	$24.32	2,595	$24.30

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
We granted 526,000, 409,000 and 7,000 non-vested shares of common stock to employees with weighted-average fair values of $28.15 per share, $24.32 per share, and $23.37 per share during 2008, 2007 and 2006, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
During both 2008 and 2007, we granted certain independent distributors and other non-employees non-vested shares of common stock of 27,000 shares under the Plan at a weighted-average grant date fair values of $26.49 per share and $22.83 per share, respectively.
During 2006, we issued 50,000 non-vested shares of common stock with a grant date fair value of $22.44 per share to a third party in exchange for certain rights and services. The expense related to those shares was recognized over 28 months, the life of the contract. The forfeiture restrictions lapsed on 16,667 of these shares on the grant date, on 16,667 of these shares on January 1, 2007 and the remaining shares lapsed on January 1, 2008.
A summary of our non-vested shares of common stock activity during 2008 is as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value*
	(000’s)	Fair Value	($000’s)
Non-vested at December 31, 2007	449	$23.91
Granted	553	28.07
Vested	(126)	24.40
Forfeited	(80)	25.78

Non-vested at December 31, 2008	796	$26.75	$16,254

*	The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2008. The market value as of December 31, 2008 is $20.43 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2008.
The total fair value of shares vested during 2008 and 2007 was $2.6 million and $436,000, respectively.
Employee Stock Purchase Plan. On May 30, 2002, our shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the ESPP). The ESPP authorizes us to issue up to 200,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees 14,690, 11,032 and 11,465 shares in 2008, 2007 and 2006, respectively, with weighted-average fair values of $9.09, $7.73 and $6.88 per share, respectively. As of December 31, 2008, there were 124,032 shares available for future issuance under the ESPP. During 2008, 2007 and 2006, we recorded nominal amounts of non-cash, stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.9% - 3.3%	4.6% - 4.8%	4.6% - 4.8%
Expected option life	6 months	6 months	6 months
Expected price volatility	36%	39%	40%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
15. Employee Benefit Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan was $1.4 million, $1.2 million and $1.0 million in 2008, 2007 and 2006, respectively.
16. Restructuring
In June 2007, we announced plans to close our manufacturing, distribution and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands.
Management estimates that the pre-tax restructuring charges will total approximately $28 million to $32 million. These charges consist of the following estimates:
•	$14 million for severance and other termination benefits;

•	$3 million of non-cash asset impairments of property, plant and equipment;

•	$2 million of inventory write-offs and manufacturing period costs;

•	$3 million to $4 million of external legal and professional fees; and

•	$6 million to $9 million of other cash and non-cash charges (including employee litigation).
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations, with the exception of the inventory write-offs and manufacturing period costs, which were recognized with “Cost of sales — restructuring.”

		Cumulative
	Year Ended	Charges as of
(in thousands)	December 31, 2008	December 31, 2008
Severance and other termination benefits	$1,918	$13,593
Employee litigation accrual	3,841	4,161
Asset impairment charges	(63)	3,093
Inventory write-offs and manufacturing period costs	—	2,139
Legal/professional fees	822	2,369
Other	187	223

Total restructuring charges	$6,705	$25,578

As a result of the plans to close the facilities in 2007, we performed an evaluation of the undiscounted future cash flows of the related asset group and recorded an impairment charge in 2007 for the difference between the net book value of the assets and their estimated fair values for those assets we intended to sell. In April 2008, these assets were sold. We also recorded an impairment charge in 2007 for assets to be abandoned.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Activity in the restructuring liability for the year ended December 31, 2008 is presented in the following table (in thousands):

Beginning balance as of December 31, 2007	$6,966
Charges:
Severance and other termination benefits	2,125
Litigation accrual	3,841
Legal/professional fees	822
Other	187

Total accruals	$6,975

Payments:
Severance and other termination benefits	(7,394)
Legal/professional fees	(976)
Other	(117)

$(8,487)

Changes in foreign currency translation	(504)

Restructuring liability at December 31, 2008	$4,950

In connection with the closure of our Toulon, France facility, a majority of our former employees have filed claims to challenge the economic justification for their dismissal. Management has accrued $3.8 million associated with these claims as of December 31, 2008. This liability is recorded within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2008.
17. Commitments and Contingencies
Operating Leases. We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $10.1 million, $9.7 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2008 (in thousands):

2009	$8,377
2010	5,693
2011	2,725
2012	621
2013	391
Thereafter	447

$18,254

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Royalty and Consulting Agreements. We have entered into various royalty and other consulting agreements with third party consultants. We incurred royalty and consulting expenses of $875,000, $855,000 and $1.0 million during the years ended December 31, 2008, 2007 and 2006, respectively, under non-cancelable contracts with minimum obligations that were contingent upon services. The amounts in the table below represent minimum payments to consultants that are contingent upon future services. These fees are accrued when it is deemed probable that the performance thresholds are met. Future minimum payments under these agreements for which we have not recorded a liability are as follows at December 31, 2008 (in thousands):

2009	$815
2010	573
2011	573
2012	573
2013	518
Thereafter	1,344

$4,396

Purchase Obligations. We have entered into certain supply agreements for our products, which include minimum purchase obligations. During the years ended December 31, 2008, 2007 and 2006, we paid approximately $4.5 million, $2.3 million and $3.8 million, respectively, under those supply agreements. Our remaining purchase obligations under those supply agreements are as follows at December 31, 2008 (in thousands):

2009	$2,543
2010	2,543
2011	2,543

$7,629

Portions of our payments for operating leases, royalty and consulting agreements, and purchase obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2008. These future payments are subject to foreign currency exchange rate risk.
Legal Proceedings. In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of December 31, 2008. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that we have meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of December 31, 2008.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs allege that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 33 of the lawsuits, plaintiffs alleged that Dr. King inappropriately used a biologic product sold by us. In these lawsuits, plaintiffs named Wright as a defendant and allege that our products had not been properly cleared by the United States Food and Drug Administration, that we failed to warn that our products were not safe for their intended use, and that we knew that Dr. King was not properly trained or was performing the surgeries inappropriately. Plaintiffs also allege that we and two other co-defendants entered into a joint venture with Dr. King and/or his physician assistant, David McNair, such that we could be held liable for his/their conduct. Plaintiffs further assert claims based on strict liability, express and implied breach of warranty, civil conspiracy and negligence. They seek damages related to alleged lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages.
In July 2007, a Putnam County jury found that Putnam General Hospital had negligently credentialed Dr. King and that the hospital’s conduct in credentialing Dr. King was motivated by fraud, ill will, wantonness, oppressiveness or by reckless or gross negligence, which allowed the plaintiffs to seek punitive damages against the hospital. In the second quarter of 2008, the hospital, its affiliates and David McNair entered into confidential settlements of all claims with all but one of the plaintiffs. EBI, LLC (a subsidiary of Biomet, Inc.), Wright, an independent contractor of one of our distributors, and Dr. King remain as defendants in the litigation.
The first consolidated trial of six plaintiffs is scheduled to begin in the Putnam County Circuit Court in June 2009. We have product liability insurance which may or may not cover some or all of the ultimate resolution of this litigation. While we believe our legal and factual defenses to these claims are strong, and will continue to vigorously defend against these claims, it is possible that the outcome of these cases will have a material adverse effect on our consolidated financial position or results of operations however an amount cannot be estimated.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
18. Segment Data
We have one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of reconstructive joint devices and biologics products. Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Asia and Canada). Long-lived

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.
Net sales of orthopaedic products by product line and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net sales by product line:
Hip products	$160,788	$134,251	$122,073
Knee products	119,895	102,334	94,079
Biologics products	82,399	76,029	65,455
Extremity products	88,890	62,302	45,044
Other	13,575	11,934	12,287

Total	$465,547	$386,850	$338,938

Net sales by geographic region:
United States	$282,081	$235,748	$211,015
Europe	112,771	96,336	82,197
Other	70,695	54,766	45,726

Total	$465,547	$386,850	$338,938

Operating income (loss) by geographic region:
United States	21,546	13,911	18,752
Europe	(14,909)	(22,835)	(7,563)
Other	15,776	10,378	8,242

Total	22,413	1,454	19,431

	December 31,
	2008	2007
Long-lived assets:
United States	$104,058	$71,764
Europe	18,192	18,605
Other	11,401	8,668

Total	$133,651	$99,037

No single foreign country accounted for more than 10% of our total net sales during 2008, 2007 or 2006; however, the largest single foreign country represented approximately 8%, 7% and 7% of our total net sales in 2008, 2007 and 2006, respectively.
During 2008 and 2007, our operating income included restructuring charges associated with the closure of our facility in Toulon, France. Our U.S. region recognized $1.6 million and $2.5 million of restructuring charges in 2008 and 2007, respectively, and our European region recognized $5.1 million and $16.4 million of restructuring charges in 2008 and 2007, respectively. Additionally, in 2008, our U.S. region recognized $7.6 million of charges related to the ongoing U.S. government inquiries, $2.6 million related to an unfavorable appellate court decision and $2.5 million of acquired in-process research and development costs related to our Inbone acquisition. In 2007, our U.S. region recognized a $3.3 million charge in 2007 as a result of an unfavorable ruling under binding arbitration.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
19. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2008 and 2007, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$115,865	$118,477	$111,096	$120,109
Cost of sales	32,438	34,811	32,038	35,090

Gross profit	83,427	83,666	79,058	85,019
Operating expenses:
Selling, general and administrative	66,589	68,875	61,897	64,035
Research and development	7,999	8,378	8,338	8,577
Amortization of intangible assets	1,041	1,276	1,287	1,270
Restructuring charges	1,815	3,095	685	1,110
Acquired in-process research and development	—	2,490	—	—

Total operating expenses	77,444	84,114	72,207	74,992

Operating income (loss)	$5,983	$(448)	$6,851	$10,027

Net income (loss)	$4,058	$(2,357)	$4,187	$(2,691)

Net income (loss) per share, basic	$0.11	$(0.06)	$0.11	$(0.07)

Net income (loss) per share, diluted	$0.11	$(0.06)	$0.11	$(0.07)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$94,287	$98,008	$91,399	$103,156
Cost of sales	26,965	28,770	24,268	28,404
Cost of sales — restructuring	—	—	—	2,139

Gross profit	67,322	69,238	67,131	72,613
Operating expenses:
Selling, general and administrative	53,926	56,307	54,573	61,123
Research and development	8,102	6,853	7,151	6,299
Amortization of intangible assets	855	970	968	989
Restructuring charges	—	7,539	6,966	2,229

Total operating expenses	62,883	71,669	69,658	70,640

Operating income	$4,439	$(2,431)	$(2,527)	$1,973

Net income	$3,189	$(2,090)	$(1,522)	$1,384

Net income per share, basic	$0.09	$(0.06)	$(0.04)	$0.04

Net income per share, diluted	$0.09	$(0.06)	$(0.04)	$0.04

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Our operating income included charges related to the ongoing U.S. government inquiries, for which we recognized $1.7 million, $1.5 million, $1.5 million and $2.9 million during the first, second, third and fourth quarters of 2008, respectively. In addition, our operating income during the second quarter of 2008 included charges of $2.6 million related to an unfavorable appellate court decision and $2.5 million of acquired in-process research and development costs related to our Inbone acquisition. Net income in the first, second, third and fourth quarters of 2008 included the after-tax effect of these amounts. Additionally, our fourth quarter net income included a $12.8 million charge for our valuation allowance, primarily for deferred tax assets associated with French net operating losses.
Our operating income for the fourth quarter of 2007 included a $3.3 million charge resulting from an unfavorable ruling under binding arbitration. Our net income for the fourth quarter of 2007 included the after-tax effect of this amount plus $665,000 of interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2008, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2009.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2009.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-1 of this report.
Index to Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co. and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A. and SunTrust Bank.,(5) as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (6)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan),(7) as amended by First Amendment to the 1999 Plan. (8)

10.3*	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4*	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.6*	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (9)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.8*	Form of Non-Employee Director Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.9*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.10*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (1)

10.11*	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and F. Barry Bays,(12) as amended by Employment Agreement Amendment dated as of March 31, 2008.(13)

10.12*	Employment Agreement dated as of November 22, 2005, between Wright Medical Technology, Inc. and John K. Bakewell,(12) as amended by Employment Agreement Amendment dated as of March 31, 2008.(13)

10.13*	Employment Agreement dated as of April 4, 2006, between Wright Medical Technology, Inc. and Gary D. Henley. (14)

10.14*	Employment Agreement dated as of March 1, 2007 between Wright Medical Netherlands B.V. and Paul R. Kosters. (15)

11	Computation of earnings per share (included in Note 12 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

12	Ratio of Earnings to Fixed Charges.

14	Code of Ethics. (16)

21	Subsidiaries of Wright Medical Group, Inc. (17)

Exhibit No.	Description
23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(6)	Incorporated by reference to our current report on Form 8-K filed on November 21, 2007.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(9)	Incorporated by reference to our current report on Form 8-K filed on April 27, 2005.

(10)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on November 22, 2005.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 3, 2008, as amended by our current report on Form 8-K/A filed on April 3, 2008.

(14)	Incorporated by reference to our current report on Form 8-K filed on March 22, 2006.

(15)	Incorporated by reference to our quarterly report on Form 10-Q filed on April 25, 2008.

(16)	Incorporated by reference to our current report on Form 8-K filed on March 31, 2004.

(17)	Incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2006.
*        Denotes management contract or compensatory plan or arrangement.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 23, 2009

Wright Medical Group, Inc.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary D. Henley Gary D. Henley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2009

/s/ John K. Bakewell John K. Bakewell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2009

/s/ David D. Stevens David D. Stevens	Chairman of the Board	February 23, 2009

/s/ Gary D. Blackford Gary D. Blackford	Director	February 23, 2009

/s/ Martin J. Emerson Martin J. Emerson	Director	February 23, 2009

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 23, 2009

/s/ John L. Miclot John L. Miclot	Director	February 23, 2009

/s/ Amy S. Paul Amy S. Paul	Director	February 23, 2009

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 23, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
Under date of February 23, 2009, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10—K for the year ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10—K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
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
(signed) KPMG LLP
Memphis, Tennessee
February 23, 2009

Wright Medical Group, Inc.
Schedule II-Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
	of Period	Expenses	and Other	Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2008	$5,201	$939	$(2,133)	$4,007

December 31, 2007	$2,850	$2,339	$12	$5,201

December 31, 2006	$1,997	$820	$33	$2,850

Sales returns and allowance:
For the period ended:
December 31, 2008	$564	$(74)	$—	$490

December 31, 2007	$350	$214	$—	$564

December 31, 2006	$434	$(84)	$—	$350

S-1