Form 10-Q
period 2009-03-31
WRIGHT MEDICAL GROUP INC
filed 2009-04-28
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 23, 2009, there were 38,029,603 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report. Actual results might differ materially from those described in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including the factors discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this report), which could cause our actual results to materially differ from those described in the forward-looking statements. Although we believe that the forward-looking statements are accurate, there can be no assurance that any forward-looking statement will prove to be accurate. A forward-looking statement should not be regarded as a representation by us that the results described therein will be achieved. Readers should not place undue reliance on any forward-looking statement. The forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update any forward-looking statement after this date.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$96,831	$87,865
Marketable securities	51,694	57,614
Accounts receivable, net	104,990	102,046
Inventories	169,851	176,059
Prepaid expenses	12,357	14,263
Deferred income taxes	29,739	29,874
Other current assets	6,351	8,934

Total current assets	471,813	476,655

Property, plant and equipment, net	133,907	133,651
Goodwill	51,449	49,682
Intangible assets, net	19,936	21,090
Deferred income taxes	3,261	3,034
Other assets	7,715	8,018

Total assets	$688,081	$692,130

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,575	$15,877
Accrued expenses and other current liabilities	53,062	59,247
Current portion of long-term obligations	131	125

Total current liabilities	68,768	75,249

Long-term debt and capital lease obligations	200,138	200,136
Deferred income taxes	164	166
Other liabilities	4,860	4,951

Total liabilities	273,930	280,502

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 38,028,208 shares at March 31, 2009 and 38,021,961 shares at December 31, 2008.	372	372
Additional paid-in capital	367,239	364,594
Accumulated other comprehensive income	14,873	18,312
Retained earnings	31,667	28,350

Total stockholders’ equity	414,151	411,628

	$688,081	$692,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$120,912	$115,865
Cost of sales [1]	38,021	32,438

Gross profit	82,891	83,427
Operating expenses:
Selling, general and administrative [1]	66,609	66,589
Research and development [1]	8,906	7,999
Amortization of intangible assets	1,317	1,041
Restructuring charges (Note 9)	66	1,815

Total operating expenses	76,898	77,444

Operating income	5,993	5,983
Interest expense (income), net	1,253	(363)
Other income, net	(363)	(1,026)

Income before income taxes	5,103	7,372
Provision for income taxes	1,786	3,314

Net income	$3,317	$4,058

Net income per share (Note 7):
Basic	$0.09	$0.11

Diluted	$0.09	$0.11

Weighted-average number of shares outstanding-basic	37,229	36,605

Weighted-average number of shares outstanding-diluted	37,340	37,214

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Cost of sales	$292	$344
Selling, general and administrative	2,101	2,971
Research and development	395	249
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$3,317	$4,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,877	6,154
Stock-based compensation expense	2,788	3,564
Amortization of intangible assets	1,317	1,041
Amortization of deferred financing costs	246	251
Deferred income taxes	(881)	(1,512)
Excess tax benefit from stock-based compensation arrangements	—	(111)
Other	(345)	(64)
Changes in assets and liabilities:
Accounts receivable	(5,192)	(11,896)
Inventories	5,488	(13,244)
Marketable securities	—	15,535
Prepaid expenses and other current assets	7,446	(1,310)
Accounts payable	(190)	2,472
Accrued expenses and other liabilities	(6,527)	7,827

Net cash provided by operating activities	15,344	12,765

Investing activities:
Capital expenditures	(9,826)	(9,858)
Acquisition of businesses	(489)	—
Purchase of intangible assets	(282)	(265)
Redemption of available-for-sale marketable securities	5,841	—

Net cash used in investing activities	(4,756)	(10,123)

Financing activities:
Issuance of common stock	—	3,421
Principal payments of bank and other financing	(32)	(189)
Financing under factoring agreements, net	(62)	(614)
Excess tax benefit from stock-based compensation arrangements	—	111

Net cash (used in) provided by financing activities	(94)	2,729

Effect of exchange rates on cash and cash equivalents	(1,528)	754

Net increase in cash and cash equivalents	8,966	6,125

Cash and cash equivalents, beginning of period	87,865	229,026

Cash and cash equivalents, end of period	$96,831	$235,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC).
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair value of these financial instruments at March 31, 2009 and December 31, 2008 due to their short maturities or variable rates.
The fair value of our convertible senior notes was $135 million and $155 million as of March 31, 2009 and December 31, 2008, respectively.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a recurring basis. This Statement applies to all financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis, and establishes a framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our condensed consolidated interim financial statements. SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:
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
As of March 31, 2009 and December 31, 2008, we had available-for-sale marketable securities totaling $51.7 million and $57.6 million, respectively, consisting of investments in treasury bills, government and agency bonds and certificates of deposits, all of which are valued at fair value using a market approach. A total of $49.6 million of our available-for-sale securities is valued based on quoted prices in active exchange markets (Level 1). The remaining $2.1 million is valued at fair value using other observable inputs (Level 2).

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2. Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$9,666	$9,502
Work-in-process	28,658	34,811
Finished goods	131,527	131,746

	$169,851	$176,059

3. Property, Plant and Equipment, Net
Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Property, plant and equipment, at cost	$260,022	$254,543
Less: Accumulated depreciation	(126,115)	(120,892)

	$133,907	$133,651

4. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Capital lease obligations	$269	$261
Convertible senior notes	200,000	200,000

	200,269	200,261
Less: current portion	(131)	(125)

	$200,138	$200,136

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
On March 31, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2009, are as follows (in thousands):

Goodwill at December 31, 2008	$49,682
Goodwill from contingent consideration associated with acquisitions	2,149
Foreign currency translation	(382)

Goodwill at March 31, 2009	$51,449

During the first quarter ended March 31, 2009, we increased our liability for contingent consideration by $1.4 million associated with the Inbone Technologies Inc. acquisition completed in 2008, $650,000 associated with the R&R Medical Inc. acquisition completed in 2007, $117,000 associated with the acquisition of the subtalar implant assets of Koby Ventures Ltd., d/b/a Metasurg completed in 2007, and $12,000 associated with the A.M. Surgical Inc. acquisition completed in 2008.
The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$20,620	$18,928	$21,625	$19,316
Completed technology	12,123	4,314	12,163	4,006
Licenses	6,110	3,390	6,301	3,504
Customer relationships	3,650	457	3,650	371
Trademarks	2,733	433	2,733	373
Other	3,624	1,402	3,360	1,172

	48,860	$28,924	49,832	$28,742

Less: Accumulated amortization	(28,924)		(28,742)

Intangible assets, net	$19,936		$21,090

Based on the intangible assets held at March 31, 2009, we expect to amortize approximately $5.1 million for the full year of 2009, $2.3 million in 2010, $2.2 million in 2011, $2.1 million in 2012, and $1.8 million in 2013.
6. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements for our stock-based compensation plans are as follows:

	Three Months Ended
	March 31,
	2009	2008
Total cost of share-based payment plans	$2,767	$3,573
Amounts capitalized as inventory and intangible assets	(273)	(484)
Amortization of capitalized amounts	294	475

Charged against income before income taxes	2,788	3,564
Amount of related income tax benefit	(872)	(917)

Impact to net income	$1,916	$2,647

Impact to basic earnings per share	$0.05	$0.07

Impact to diluted earnings per share	$0.05	$0.07

In the three-month period ended March 31, 2009, we granted approximately 37,000 non-vested shares of common stock and 5,000 stock-settled phantom stock units at weighted-average fair values of $17.12 and 17.53, respectively, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
these grants, is four years. As of March 31, 2009, we had approximately 4.0 million stock options outstanding, of which approximately 2.6 million were exercisable, 671,000 non-vested shares of common stock outstanding, and 115,000 stock-settled phantom stock units outstanding.
As of March 31, 2009, we had $21.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.7 years.
7. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, and stock-settled phantom stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three month periods ending March 31, 2009 and 2008, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the diluted shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted-average number of shares outstanding, basic	37,229	36,605
Common stock equivalents	111	609

Weighted-average number of shares outstanding, diluted	37,340	37,214

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Stock options	3,758	2,476
Non-vested shares and stock-settled phantom stock units	542	86
Convertible debt	6,126	6,126

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
8. Other Comprehensive Income
The difference between our net income and our comprehensive (loss) income is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net income to comprehensive (loss) income (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$3,317	$4,058
Changes in foreign currency translation	(3,203)	4,129
Unrealized loss on marketable securities	(240)	—
Minimum pension liability adjustment	4	4

Comprehensive (loss) income	$(122)	$8,191

9. Restructuring
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

	Three Months Ended	Cumulative Charges as of
(in thousands)	March 31, 2009	March 31, 2009

Severance and other termination benefits	$—	$13,593
Employee litigation accrual	—	4,161
Asset impairment charges	—	3,093
Inventory write-offs and manufacturing period costs	—	2,139
Legal/professional fees	58	2,427
Other	8	231

Total restructuring charges	$66	$25,644

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the three months ended March 31, 2009, is presented in the following table (in thousands):

Balance as of December 31, 2008	$4,950

Charges:
Legal/professional fees	58
Other	8

Total accruals	$66

Payments:
Severance and other termination benefits	(438)
Legal/professional fees	(131)
Other	(8)

$(577)

Changes in foreign currency translation	(208)

Restructuring liability at March 31, 2009	$4,231

In connection with the closure of our Toulon, France facility, a majority of our former employees have filed claims to challenge the economic justification for their dismissal. Management has accrued $3.6 million associated with these claims as of March 31, 2009. This liability is recorded within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of March 31, 2009.
10. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of March 31, 2009. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that we have meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of March 31, 2009.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
companies have received similar letters. We are cooperating fully with the SEC request. We cannot estimate what, if any, impact any results from this inquiry could have on our consolidated results of operations or financial position.
In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs allege that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 33 of the lawsuits, plaintiffs alleged that Dr. King inappropriately used a biologic product sold by us. In these lawsuits, plaintiffs named us as a defendant and allege that our products had not been properly cleared by the United States Food and Drug Administration, that we failed to warn that our products were not safe for their intended use, and that we knew that Dr. King was not properly trained or was performing the surgeries inappropriately. Plaintiffs also allege that we and two other co-defendants entered into a joint venture with Dr. King and/or his physician assistant, David McNair, such that we could be held liable for his/their conduct. Plaintiffs further assert claims based on strict liability, express and implied breach of warranty, civil conspiracy and negligence. They seek damages related to alleged lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages.
In July 2007, a Putnam County jury found that Putnam General Hospital had negligently credentialed Dr. King and that the hospital’s conduct in credentialing Dr. King was motivated by fraud, ill will, wantonness, oppressiveness, or by reckless or gross negligence, which allowed the plaintiffs to seek punitive damages against the hospital. In the second quarter of 2008, the hospital, its affiliates, and David McNair entered into confidential settlements of all claims with all but one of the plaintiffs. EBI, LLC (a subsidiary of Biomet, Inc.), Wright, an independent contractor of one of our distributors, and Dr. King remain as defendants in the litigation.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three months ended March 31, 2009. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2008, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales increased 4% in the first quarter of 2009 to $120.9 million, compared to net sales of $115.9 million in the first quarter of 2008. Our net income decreased to $3.3 million in the first quarter of 2009 from $4.1 million in the first quarter of 2008 as a result of lower levels of interest income, increased costs associated with the ongoing U.S. government inquiries, and the impact of lower currency exchange rates for the euro and the British pound against the U.S. dollar, partially offset by a decrease in restructuring expenses and non-cash, stock-based compensation.
Our first quarter domestic sales increased 11% in 2009 as a result of growth within all of our product lines, in particular our extremity line which increased 34% compared to prior year. Our domestic extremities growth is attributable to INBONE™ product sales following our acquisition in the second quarter of 2008, the continued success of our CHARLOTTE™ Foot and Ankle System, and increased sales of our DARCO® line of plating systems and our SIDEKICK™ external fixation systems.
Our international sales decreased 4% to $46.6 million in the first quarter of 2009, compared to $48.6 million in the first quarter of 2008. This decrease in the first quarter of 2009 is the result of an unfavorable currency impact of approximately $3.3 million, which was partially offset by growth in our Asian and Latin American markets.
Our first quarter 2009 gross profit, which declined as a percentage of sales by 3.4 points, was negatively impacted by unfavorable foreign currency exchange rates as compared to the first quarter of 2008, particularly the euro and the British pound. Additionally, our first quarter 2009 gross profit included higher levels of provisions for excess and obsolete inventory and the cost of inventories sold was higher than prior year due to increased raw material and other manufacturing costs.
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
In December 2007, we received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting certain documents related to consulting agreements with orthopaedic surgeons. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the U.S. Department of Justice (DOJ) after being subjects of investigation involving the same subject matter. We continue to cooperate fully with the investigation by the DOJ, and we anticipate that we will continue to incur significant expenses related to this inquiry.
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
A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this report.
Results of Operations
Comparison of three months ended March 31, 2009 to three months ended March 31, 2008
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	(unaudited)
	2009		2008
	Amount	% of Sales	Amount	% of Sales

Net sales	$120,912	100.0%	$115,865	100.0%
Cost of sales [1]	38,021	31.4%	32,438	28.0%

Gross profit	82,891	68.6%	83,427	72.0%
Operating expenses:
Selling, general and administrative [1]	66,609	55.1%	66,589	57.5%
Research and development [1]	8,906	7.4%	7,999	6.9%
Amortization of intangible assets	1,317	1.1%	1,041	0.9%
Restructuring charges	66	0.1%	1,815	1.5%

Total operating expenses	76,898	63.6%	77,444	66.8%

Operating income	5,993	5.0%	5,983	5.2%
Interest expense (income), net	1,253	1.0%	(363)	(0.3%)
Other income, net	(363)	(0.3%)	(1,026)	(0.9%)

Income before income taxes	5,103	4.2%	7,372	6.4%
Provision for income taxes	1,786	1.5%	3,314	2.9%

Net income	$3,317	2.7%	$4,058	3.5%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$292	0.2%	$344	0.3%
Selling, general and administrative	2,101	1.7%	2,971	2.6%
Research and development	395	0.3%	249	0.2%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	March 31,
	2009	2008	% change
Hip products	$41,914	$39,900	5.0%
Knee products	30,388	30,176	0.7%
Extremity products	25,941	20,461	26.8%
Biologics products	19,771	20,678	(4.4%)
Other	2,898	4,650	(37.7%)

Total net sales	$120,912	$115,865	4.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2009 and 2008:

2009	2008

Net Sales. Our overall net sales growth of 4% in the first quarter of 2009 was attributable to our continued success in our extremity product line, which increased 27% over prior year, and expansion in our hip product line. Geographically, our domestic net sales totaled $74.4 million in the first quarter of 2009 and $67.2 million in the first quarter of 2008, representing 61% and 58% of total net sales, respectively, and growth of 11% in 2009 compared to 2008. Our international net sales totaled $46.6 million in the first quarter of 2009, compared to $48.6 million in the first quarter of 2008. International sales in 2009 include an unfavorable currency impact of $3.3 million, principally resulting from the performance of the euro against the U.S. dollar in the first quarter of 2009 compared to the same period of 2008. Additionally, increased sales in most of our international markets were offset by declines in the United Kingdom, France, and Turkey.
Our hip product net sales totaled $41.9 million during the first quarter of 2009, representing an increase of 5% over the prior year. Our domestic hip sales increased 8% over prior year, while our international hip sales increased 3% over prior year. Our domestic growth was primarily due to sales of revision hip stems under a distribution agreement signed during the second quarter of 2008, and increased sales of our DYNASTY® acetabular cup system. Growth in our international markets was primarily driven by sales of our PROFEMUR® hip systems in Japan. Our international hip sales include a $1.0 million unfavorable currency impact in 2009.
Our knee product net sales totaled $30.4 million in the first quarter of 2009 as compared to $30.2 in the same period in 2008. Year-over-year knee sales increased 2% domestically as increased unit sales and increased pricing had a relatively even impact on our sales growth. International knee sales decreased slightly due to an $0.8 million unfavorable currency impact.
Our extremity product net sales increased to $25.9 million in the first quarter of 2009, representing growth of 27% over the first quarter of 2008. This year-over-year growth was driven by sales of our INBONE™ products acquired in the second quarter of 2008, the continued success of our CHARLOTTE™ Foot and Ankle system, and increased sales of our DARCO® plating systems and our SIDEKICK™ external fixation systems. Our domestic extremity product sales increased 34% in 2009, while our international extremity sales increased 3% as compared to prior year. Our international extremity sales growth included a $0.7 million unfavorable currency impact.
Net sales of our biologics products totaled $19.8 million in the first quarter of 2009, representing a year-over-year decline in sales of 4%. In the U.S., biologics sales increased 2% in 2009 due to increased sales of our PRO-DENSE® injectable regenerative graft and our CANCELLO-PURE™ wedge products, partially offset by the continued decline in sales of our ALLOMATRIX® line of injectable tissue-based bone graft substitutes. Our international biologics sales decline was primarily due to decreased sales to our stocking distributor in Turkey and the discontinuation of our biologics distribution in Belgium, as well as an unfavorable currency impact of $0.4 million.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.0% in the first quarter of 2008 to 31.4% in the first quarter of 2009. This increase is primarily attributable to higher levels of excess and obsolete inventory provisions, increased raw material and other manufacturing costs, and unfavorable currency exchange rates compared to the first quarter of 2008. Our cost of sales included 0.2 percentage points and 0.3 percentage points of non-cash, stock-based compensation expense in 2009 and 2008, respectively. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 55.1% in the first quarter of 2009, a 2.4 percentage point decrease from 57.5% in the first quarter of 2008. Our 2009 and 2008 selling, general and administrative expenses include $4.1 million (3.4% of net sales) and $1.7 million (1.5% of net sales), respectively, of costs, primarily legal fees, associated with the ongoing U.S. government inquiries. In addition, $2.1 million and $3.0 million of non-cash, stock-based compensation expense was recognized in the first quarter of 2009 and 2008, respectively, representing 1.7% and 2.6% of net sales in each of the years, respectively. The remaining decrease in selling, general and administrative expenses as a percentage of sales was driven by expense savings, primarily in our European subsidiaries, and lower levels of cash incentive compensation.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, as we continue to incur expenses associated with the U.S. government inquiries, which we believe will continue to be significant, and as our spending related to the global compliance requirements of our industry increases.
Research and Development. Our investment in research and development activities represented approximately 7.4% of net sales in the first quarter of 2009, as compared to 6.9% of net sales in the first quarter of 2008. Our research and development expenses include approximately $0.4 million (0.3% of net sales) and $0.2 million (0.2% of net sales) of non-cash, stock-based compensation expense in the first quarter of 2009 and 2008, respectively. The increase in research and development is primarily attributable to increased investments in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the first quarter of 2009 increased to $1.3 million from $1.0 million in the first quarter of 2008. Based on the intangible assets held at March 31, 2009, we expect to recognize amortization expense of approximately $5.1 million for the full year of 2009, $2.3 million in 2010, $2.2 million in 2011, $2.1 million in 2012, and $1.8 million in 2013.
Interest Expense (Income), Net. Interest expense (income), net, consists of interest expense of $1.7 million during both 2009 and 2008, primarily from borrowings under our convertible debt issued in November 2007, our capital lease agreements, and certain of our factoring agreements, offset by interest income of $400,000 and $2.1 million during the first quarter of 2009 and 2008, respectively, generated by our invested cash balances and investments in marketable securities.

The amounts of interest income we realize in 2009 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Provision for Income Taxes. We recorded tax provisions of $1.8 million and $3.3 million in the first quarter of 2009 and 2008, respectively. During the first quarter of 2009, our effective tax rate was approximately 35.0%, as compared to 45.0% in the first quarter of 2008, primarily attributable to the reinstatement of the U.S. Federal Research and Development tax credit during the fourth quarter of 2008 and lower levels of nondeductible stock-based compensation expense during 2009.
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
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with Toulon’s production being transferred to our existing manufacturing facility in Arlington, Tennessee and its distribution activities being transferred to our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 to $32 million, of which we have recognized $25.6 million through March 31, 2009. We have seen the benefits from this restructuring within selling, general and administrative expenses since 2008, and we anticipate seeing additional benefits within cost of sales in 2009. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$96,831	87,865
Marketable securities	51,694	57,614
Working capital	403,045	401,406
Line of credit availability	100,000	100,000
Operating Activities. Cash provided by operating activities was $15.3 million for the first quarter of 2009, as compared to $12.8 million for the first quarter of 2008. The increase in operating cash flow is primarily attributable to changes in working capital, as favorable variances in accounts receivable and inventory were mostly offset by unfavorable variances in accrued expenses and marketable securities.
Investing Activities. Our capital expenditures totaled approximately $9.8 million and $9.9 million in the first quarter of 2009 and 2008, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $40 million in 2009 for routine capital expenditures, as well as approximately $3 million for the expansion of facilities in Arlington, Tennessee.
Financing Activities. During the first three months of 2009, cash used in financing activities totaled $94,000 compared to the first three months of 2008, where cash provided by financing activities totaled $2.7 million. This decrease is primarily attributable to a $3.4 million decrease in proceeds from stock option exercises. During the first quarter of 2009, we terminated our factoring agreements. While our factoring agreements were active, the cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, were reflected as cash flows from financing activities in our consolidated statements of cash flows.
On March 31, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $96.8 million, our marketable securities balance of $51.7 million, our existing available credit line of $100 million, and our expected cash flow from our 2009 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2009 of approximately $43 million, and meet our contractual cash obligations in 2009.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant modifications to the policies related to our critical accounting estimates since December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On March 31, 2009, we had short term cash and marketable securities investments totaling approximately $128 million. Based on this level of investment, a change of 0.25% in interest rates would have an annual impact of $321,000 on our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% of our total net sales were denominated in foreign currencies both during the three months ended March 31, 2009, and for the year ended December 31, 2008, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from European Union countries, which are denominated in the euro, from Japan, which are denominated in the Japanese yen and from the United Kingdom, which are denominated in the British pound. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro, the yen, and the British pound. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen, and the U.S. dollar and the British pound. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Change in Internal Control Over Financial Reporting
During the three months ended March 31, 2009, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS.
We are subject to substantial government regulation that could have a material adverse effect on our business.
The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008, for further details on this process. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:
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
In April 2009, the United States Food and Drug Administration (FDA) issued an order requiring the manufacturers of approximately 25 Class III devices to submit to the FDA a summary of any information known or otherwise available to them concerning the safety and efficacy of the products. Metal-on-metal hip products, including ours, are included in this order. The FDA has historically allowed these products to be marketed without the requirement of a premarket approval application (PMA), as they were marketed before May 28, 1976, or are substantially equivalent to devices that were marketed before May 28, 1976, when the Medical Device Amendments of 1976 were enacted. The FDA will determine, for each device, whether the classification of the device should (a) remain as Class III and require submission of a PMA or a notice of completion of a Product Development Protocol, or (b) be reclassified as Class I or II. We cannot predict the outcome of the FDA’s review of these products; however, if we are required to submit a PMA for our metal-on-metal hip products, we may be unable to continue to market these products until the FDA approves the PMA.
We are currently conducting clinical studies of some of our products under an investigational device exemption. Clinical studies must be conducted in compliance with FDA regulations, or the FDA may take enforcement action. The data collected from these clinical studies will ultimately be used to support market clearance for these products. There is no assurance that the FDA will accept the data from these clinical studies or that it will ultimately allow market clearance for these products.
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

In order to market our product devices in the member countries of the European Union, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. In August 2005, a European Medical Devices Directive changed the classification of hip, knee, and shoulder implants from class IIb to class III. The transition period for these changes began September 1, 2007. Upon reclassification to class III, manufacturers will be required to assemble significantly more documentation and submit it to their Notified Body for formal approval prior to affixing the CE mark to their product and packaging. We determined that 15 upclassification dossiers were necessary to retain the CE mark certification, all of which have been submitted to the Notified Body as of the date of this report. We have received approval for three of the upclassification dossiers. There can be no assurance that the remaining dossiers will all be approved by the September 2009 deadline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.(5) as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (6)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (7) as amended by First Amendment to 1999 Plan. (8)

10.3*	Form of Incentive Stock Option Agreement, as amended by form of Amendment No. 1 to Incentive Stock Option Agreement, pursuant to the 1999 Plan. (1)

10.4*	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Plan. (1)

10.5*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.6*	Form of Non-Employee Director Stock Option Agreement pursuant to the 1999 Plan. (9)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.8*	Form of Non-Employee Director Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.9*	Form of Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan.

10.10*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.11*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (12)

10.12*	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters. (13)

10.13*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley. (12)

10.14*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and John K. Bakewell. (12)

10.15*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (12)

10.16*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono.

Exhibit
No.	Description

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(6)	Incorporated by reference to our current report on Form 8-K filed on November 21, 2007.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(9)	Incorporated by reference to our current report on Form 8-K filed on April 27, 2005.

(10)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(13)	Incorporated by reference to our quarterly report on Form 10-Q filed on April 25, 2008.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 27, 2009

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION

10.9	Form of Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan.

10.16	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.