Form 10-Q
period 2009-06-30
WRIGHT MEDICAL GROUP INC
filed 2009-08-04
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
As of July 29, 2009, there were 38,607,845 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).	1

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4. Controls and Procedures.	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	23

Item 1A. Risk Factors.	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3. Defaults Upon Senior Securities.	24

Item 4. Submission of Matters to a Vote of Security Holders.	24

Item 5. Other Information.	25

Item 6. Exhibits.	25

SIGNATURES	28
EX-10.1
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-31.1
EX-31.2
EX-32
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$116,468	$87,865
Marketable securities	37,235	57,614
Accounts receivable, net	108,001	102,046
Inventories	168,808	176,059
Prepaid expenses	10,645	14,263
Deferred income taxes	29,531	29,874
Other current assets	5,352	8,934

Total current assets	476,040	476,655

Property, plant and equipment, net	136,951	133,651
Goodwill	53,075	49,682
Intangible assets, net	18,710	21,090
Deferred income taxes	3,062	3,034
Other assets	7,558	8,018

Total assets	$695,396	$692,130

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,304	$15,877
Accrued expenses and other current liabilities	51,963	59,247
Current portion of long-term obligations	147	125

Total current liabilities	67,414	75,249

Long-term debt and capital lease obligations	200,143	200,136
Deferred income taxes	188	166
Other liabilities	3,404	4,951

Total liabilities	271,149	280,502

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 38,690,635 shares at June 30, 2009 and 38,021,961 shares at December 31, 2008.	374	372
Additional paid-in capital	371,012	364,594
Accumulated other comprehensive income	18,767	18,312
Retained earnings	34,094	28,350

Total stockholders’ equity	424,247	411,628

	$695,396	$692,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$118,926	$118,477	$239,838	$234,342
Cost of sales [1]	36,745	34,811	74,766	67,249

Gross profit	82,181	83,666	165,072	167,093
Operating expenses:
Selling, general and administrative [1]	65,821	68,875	132,430	135,464
Research and development [1]	9,017	8,378	17,923	16,377
Amortization of intangible assets	1,308	1,276	2,625	2,317
Restructuring charges (Note 9)	794	3,095	860	4,910
Acquired in-process research and development	—	2,490	—	2,490

Total operating expenses	76,940	84,114	153,838	161,558

Operating income (loss)	5,241	(448)	11,234	5,535
Interest expense, net	1,286	773	2,539	410
Other (income) expense, net	(103)	403	(466)	(623)

Income (loss) before income taxes	4,058	(1,624)	9,161	5,748
Provision for income taxes	1,631	733	3,417	4,047

Net income (loss)	$2,427	$(2,357)	$5,744	$1,701

Net income (loss) per share (Note 7):
Basic	$0.07	$(0.06)	$0.15	$0.05

Diluted	$0.06	$(0.06)	$0.15	$0.05

Weighted-average number of shares outstanding-basic	37,332	36,832	37,281	36,718

Weighted-average number of shares outstanding-diluted	37,404	36,832	37,362	37,313

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales	$311	$308	$603	$652
Selling, general and administrative	3,204	2,846	5,305	5,817
Research and development	565	417	960	666
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$5,744	$1,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,768	12,649
Stock-based compensation expense	6,868	7,135
Amortization of intangible assets	2,625	2,317
Acquired in-process research and development	—	2,490
Amortization of deferred financing costs	492	497
Deferred income taxes	(1,732)	(6,595)
Excess tax benefit from stock-based compensation arrangements	—	(452)
Non-cash restructuring charges	—	(63)
Other	(8)	(104)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(5,948)	(21,364)
Inventories	6,917	(31,062)
Marketable securities (trading securities)	—	15,535
Prepaid expenses and other current assets	10,832	2,495
Accounts payable	(588)	7,788
Accrued expenses and other liabilities	(6,994)	9,609

Net cash provided by operating activities	33,976	2,576

Investing activities:
Capital expenditures	(19,056)	(28,828)
Acquisitions of businesses	(5,575)	(27,100)
Purchase of intangible assets	(282)	(1,060)
Redemption of (investment in) available-for-sale marketable securities	20,212	(9,869)
Disposition of assets held for sale	—	2,366

Net cash used in investing activities	(4,701)	(64,491)

Financing activities:
Issuance of common stock	186	8,283
Principal payments of bank and other financing	(67)	(227)
Financing under factoring agreements, net	(58)	(682)
Excess tax benefit from stock-based compensation arrangements	—	452

Net cash provided by financing activities	61	7,826

Effect of exchange rates on cash and cash equivalents	(733)	650

Net increase (decrease) in cash and cash equivalents	28,603	(53,439)

Cash and cash equivalents, beginning of period	87,865	229,026

Cash and cash equivalents, end of period	$116,468	$175,587

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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of June 30, 2009 and December 31, 2008 due to their short maturities or variable rates.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a recurring basis. This Statement applies to all financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our condensed consolidated interim financial statements. SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:
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
As of June 30, 2009 and December 31, 2008, we had available-for-sale marketable securities totaling $37.2 million and $57.6 million, respectively, consisting of investments in treasury bills, government and agency bonds and certificates of deposits, all of which are valued at fair value using a market approach. A total of $35.1 million of our available-for-sale securities is valued based on quoted prices in active exchange markets (Level 1). The remaining $2.1 million is valued at fair value using other observable inputs (Level 2).
The fair value of our convertible senior notes was $152 million and $155 million as of June 30, 2009 and December 31, 2008, respectively, based on a quoted price in an active market (Level 1).
Subsequent Events. We adopted the provisions of SFAS No. 165, Subsequent Events (SFAS 165), during the period ended June 30, 2009. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 through August 3, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Prior Period Reclassification. Our condensed consolidated statement of cash flows for the six-month period ended June 30, 2008 has been adjusted for an immaterial reclassification between operating activities and investing activities.
2. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$8,811	$9,502
Work-in-process	28,525	34,811
Finished goods	131,472	131,746

	$168,808	$176,059

3. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Property, plant and equipment, at cost	$272,425	$254,543
Less: Accumulated depreciation	(135,474)	(120,892)

	$136,951	$133,651

4. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Capital lease obligations	$290	$261
Convertible senior notes	200,000	200,000

	200,290	200,261
Less: current portion	(147)	(125)

	$200,143	$200,136

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
On June 30, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2009, are as follows (in thousands):

Goodwill at December 31, 2008	$49,682
Goodwill from contingent consideration associated with acquisitions	3,346
Foreign currency translation	47

Goodwill at June 30, 2009	$53,075

During the six months ended June 30, 2009, we recognized contingent consideration of $2.1 million associated with the Inbone Technologies Inc. acquisition completed in 2008, $292,000 associated with the A.M. Surgical Inc. acquisition completed in 2008, $877,000 associated with the R&R Medical Inc. acquisition completed in 2007, and $117,000 associated with the acquisition of the subtalar implant assets of Koby Ventures Ltd., d/b/a Metasurg completed in 2007. We have paid this contingent consideration with the exception of approximately $400,000, which we expect to pay during the third quarter of 2009 and which is recorded within “Accrued expenses and other current liabilities” on our condensed consolidated balance sheet.
During the six months ended June 30, 2009, we made payments for contingent consideration totaling $5.6 million, of which $2.6 million was accrued as of December 31, 2008.
The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$21,749	$20,520	$21,625	$19,316
Completed technology	12,168	4,679	12,163	4,006
Licenses	6,168	3,527	6,301	3,504
Customer relationships	3,650	542	3,650	371
Trademarks	2,733	480	2,733	373
Other	3,183	1,193	3,360	1,172

	49,651	$30,941	49,832	$28,742

Less: Accumulated amortization	(30,941)		(28,742)

Intangible assets, net	$18,710		$21,090

Based on the intangible assets held at June 30, 2009, we expect to amortize approximately $5.1 million for the full year of 2009, $2.3 million in 2010, $2.2 million in 2011, $2.1 million in 2012, and $1.8 million in 2013.
6. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total cost of share-based payment plans	$4,148	$3,397	$6,915	$6,969
Amounts capitalized as inventory and intangible assets	(380)	(265)	(653)	(749)
Amortization of capitalized amounts	312	439	606	915

Charged against income (loss) before income taxes	4,080	3,571	6,868	7,135
Amount of related income tax benefit	(1,164)	(1,061)	(2,037)	(1,980)

Impact to net income (loss)	2,916	2,510	4,831	5,155

Impact to basic earnings (loss) per share	$0.08	$0.07	$0.13	$0.14

Impact to diluted earnings (loss) per share	$0.08	$0.07	$0.13	$0.14

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In the six-month period ended June 30, 2009, we granted approximately 615,000 non-vested shares of common stock, 12,000 shares of stock-settled phantom stock units, and 71,000 restricted stock units at weighted-average fair values of $15.43, $14.81 and $15.47, respectively, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of these grants, is four years. As of June 30, 2009, we had approximately 4.3 million stock options outstanding (of which approximately 3.0 million were exercisable), 1.1 million non-vested shares of common stock outstanding, 98,000 stock-settled phantom stock units outstanding, and 71,000 restricted stock units outstanding.
As of June 30, 2009, we had $28.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.9 years.
7. Earnings Per Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three-month and six-month periods ending June 30, 2009 and 2008, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average number of shares outstanding, basic	37,332	36,832	37,281	36,718
Common stock equivalents	72	—	81	595

Weighted-average number of shares outstanding, diluted	37,404	36,832	37,362	37,313

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	4,151	1,980	4,133	2,592
Non-vested shares, restricted stock units, and stock-settled phantom stock units	1,153	244	1,106	271
Convertible debt	6,126	6,126	6,126	6,126

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
8. Other Comprehensive Income
The difference between our net income (loss) and our comprehensive income (loss) is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$2,427	$(2,357)	$5,744	$1,701
Changes in foreign currency translation	4,005	(434)	802	3,695
Unrealized (loss) gain on marketable securities	(115)	13	(355)	13
Minimum pension liability adjustment	4	4	8	8

Comprehensive income (loss)	$6,321	$(2,774)	$6,199	$5,417

9. Restructuring
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with production transferred to our existing manufacturing facility in Arlington, Tennessee and the distribution activities transferred to our European headquarters in Amsterdam, the Netherlands.
Management estimates that the pre-tax restructuring charges will ultimately total approximately $28 million to $32 million. These charges consist of the following estimates:
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

	Three Months	Six Months	Cumulative
	Ended	Ended	Charges as of
(in thousands)	June 30, 2009	June 30, 2009	June 30, 2009
Severance and other termination benefits	$(97)	$(97)	$13,496
Employee litigation accrual	702	702	4,863
Asset impairment charges	—	—	3,093
Inventory write-offs and manufacturing period costs	—	—	2,139
Legal/professional fees	185	243	2,612
Other	4	12	235

Total restructuring charges	$794	$860	26,438

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the six months ended June 30, 2009, is presented in the following table (in thousands):

Balance as of December 31, 2008	$4,950

Charges:
Severance and other termination benefits	(97)
Legal/professional fees	243
Employee Litigation	702
Other	12

Total accruals	$860

Payments:
Severance and other termination benefits	(470)
Legal/professional fees	(250)
Employee litigation	(155)
Other	(9)

$(884)
Changes in foreign currency translation	19

Restructuring liability at June 30, 2009	$4,945

In connection with the closure of our Toulon, France facility, 103 of our former employees have filed claims to challenge the economic justification for their dismissal. To date, we have received judgments for 86 of those claims, the substantial majority of which were unfavorable to us. All of these judgments have been appealed, or are expected to be appealed, by both parties. Management has estimated the probable liability upon the ultimate resolution of these 103 claims to be $4.4 million, and has therefore recorded this amount as a liability within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of June 30, 2009. However, it is possible that the actual resolution of these claims will be higher or lower than this estimated amount.
10. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of June 30, 2009. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that we have meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of June 30, 2009.
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation. The conclusion of the investigation could result in sanctions

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
requiring the payment of criminal fines, civil fines, and/or settlement amounts. We cannot estimate what, if any, impact any results from this investigation could have on our consolidated results of operations or financial position.
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
During the second quarter of 2009, we agreed to settle 29 of the 33 lawsuits pending against us, all of which were funded by our insurance carriers. Those 29 cases have now been dismissed. With regard to the remaining four lawsuits, we believe our legal and factual defenses to these lawsuits are strong, and we will continue to vigorously defend ourselves against these claims. We have product liability insurance which may or may not cover some or all of the ultimate resolution of those remaining claims. While an amount cannot be estimated at this time, management does not believe that the outcome of the remaining lawsuits will have a material adverse effect on our consolidated financial position or results of operations.
One of our insurers has reserved the right to pursue payment from us for up to approximately $7.5 million paid by the insurer along with any additional judgments, settlements and defense costs that may be expended with regard to the four lawsuits that are still pending. We believe that we have strong defenses against any such claim. No provision has been made for these pending cases, settlements or any claim by our insurer as of the date of this report.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three- and six- month periods ended June 30, 2009. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2008, which includes additional information about our critical accounting policies and practices and risk factors.
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
Significant Quarterly Business Developments. Net sales increased 0.4% in the second quarter of 2009 to $118.9 million, compared to net sales of $118.5 million in the second quarter of 2008. Our net income increased to $2.4 million in the second quarter of 2009 from a $2.4 million loss in the second quarter of 2008 as a result of lower levels of restructuring expenses, partially offset by increased costs of the ongoing U.S. government inquiries. In addition, during the second quarter of 2008, we recognized $2.5 million of acquired in-process research and development (IPRD) and $2.6 million of expenses due to an unfavorable appellate court decision.
Our second quarter domestic sales increased 6% in 2009, as a result of 24% growth within our extremity line and relatively static sales in our knees, hip, and biologics businesses. Our domestic extremities growth is primarily attributable to higher levels of INBONE™ product sales, the continued success of our CHARLOTTE™ Foot and Ankle System, and increased sales of our DARCO® line of plating systems.
Our international sales decreased 7% to $45.8 million in the second quarter of 2009, compared to $49.3 million in the second quarter of 2008. This decrease in the second quarter of 2009 is the result of an unfavorable currency impact of approximately $3.1 million as well as declines in sales in France and to our stocking distributor in Turkey.
Our second quarter 2009 gross profit, which declined as a percent of sales by 1.5 percentage points, was negatively impacted by unfavorable foreign currency exchange rates as compared to the second quarter of 2008. Additionally, our second quarter 2009 gross profit included increased raw material and other manufacturing costs.
Opportunities and Challenges. Our results of operations can be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring.
Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we believe 2009 will continue to present significant business challenges. We expect 2009 revenues to reflect lower sales volumes in certain of our international stocking distributor markets where the local financial markets have impacted their borrowing capacity, and a significant unfavorable impact from foreign currency translation due to strengthening of the U.S. dollar as compared with currencies such as the euro. Additionally, the current state of the global economy has negatively impacted industry growth rates in both domestic and international markets in the first two quarters of 2009, and we are unable to predict when these markets will return to historical rates of growth.
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
In December 2007, we received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting certain documents related to consulting agreements with orthopaedic surgeons. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the U.S. Department of Justice (DOJ) after being subjects of investigation involving the same subject matter. We continue to cooperate fully with the investigation by the DOJ, and we anticipate that we will continue to incur significant expenses related to this investigation. The conclusion of the investigation could result in sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We cannot estimate what, if any, impact any results from this investigation could have on our consolidated results of operations or financial position.
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

Results of Operations
Comparison of three months ended June 30, 2009 to three months ended June 30, 2008
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	(unaudited)
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Net sales	$118,926	100.0%	$118,477	100.0%
Cost of sales[1]	36,745	30.9%	34,811	29.4%

Gross profit	82,181	69.1%	83,666	70.6%
Operating expenses:
Selling, general and administrative[1]	65,821	55.3%	68,875	58.1%
Research and development[1]	9,017	7.6%	8,378	7.1%
Amortization of intangible assets	1,308	1.1%	1,276	1.1%
Restructuring charges	794	0.7%	3,095	2.6%
Acquired in-process research and development	—	—	2,490	2.1%

Total operating expenses	76,940	64.7%	84,114	71.0%

Operating income (loss)	5,241	4.4%	(448)	(0.4%)
Interest expense, net	1,286	1.1%	773	0.7%
Other (income) expense, net	(103)	(0.1%)	403	0.3%

Income (loss) before income taxes	4,058	3.4%	(1,624)	(1.4%)
Provision for income taxes	1,631	1.4%	733	0.6%

Net income (loss)	2,427	2.0%	$(2,357)	(2.0%)

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$311	0.3%	$308	0.3%
Selling, general and administrative	3,204	2.7%	2,846	2.4%
Research and development	565	0.5%	417	0.4%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	June 30,
	2009	2008	% change
Hip products	$41,061	$41,411	(0.8%)
Knee products	30,225	31,248	(3.3%)
Extremity products	25,629	21,903	17.0%
Biologics products	19,464	20,673	(5.8%)
Other	2,547	3,242	(21.4%)

Total net sales	$118,926	$118,477	0.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2009 and 2008:
Product Line Sales as a Percentage of Total Net Sales

2009	2008

Net Sales. Overall, our net sales increased 0.4% in the second quarter of 2009 compared to the second quarter of 2008. Although we experienced continued success in our extremity product line, which increased 17% over prior year, we experienced a decline in the performance of each of our remaining product lines, primarily due to unfavorable currency rates as compared to 2008. Geographically, our domestic net sales totaled $73.1 million in the second quarter of 2009 and $69.1 million in the second quarter of 2008, representing 62% and 58% of total net sales, respectively, and growth of 6% in 2009 compared to 2008. Our international net sales totaled $45.8 million in the second quarter of 2009, compared to $49.3 million in the second quarter of 2008. International sales in 2009 include an unfavorable currency impact of $3.1 million, principally resulting from the performance of the euro and British pound against the U.S. dollar in the second quarter of 2009 compared to the same period of 2008. Additionally, increased sales in Japan were offset by declines in certain of our European markets.
Our hip product net sales totaled $41.1 million during the second quarter of 2009, representing a 1% decrease over the prior year. Our domestic hip sales increased 2% over prior year with relatively stable volume and average selling prices, while our international hip sales decreased 3% over prior year. Our international results included increased sales of our PROFEMUR® hip systems in Japan, which were offset by declines in our European markets and a $1.1 million unfavorable currency impact in 2009.
Our knee product net sales totaled $30.2 million in the second quarter of 2009 as compared to $31.2 in the same period in 2008. Year-over-year knee sales decreased 1% domestically as lower levels of unit sales were mostly offset by increased average selling prices. International knee sales declined 6% due to a $0.8 million unfavorable currency impact.
Our extremity product net sales increased to $25.6 million in the second quarter of 2009, representing growth of 17% over the second quarter of 2008. This year-over-year growth was driven by a 24% increase in domestic sales driven by sales of our INBONE™ products, the continued success of our CHARLOTTE™ Foot and Ankle system, and increased sales of our DARCO® plating systems. Our international extremity sales decreased 8% as compared to prior year due to a $0.5 million unfavorable currency impact.
Net sales of our biologics products totaled $19.5 million in the second quarter of 2009, representing a year-over-year decline in sales of 6%. In the U.S., biologics sales remained relatively flat in 2009 as the continued success of our GRAFTJACKET® tissue repair and containment membranes and increased sales of our PRO-DENSE® injectable regenerative graft were offset by the continued decline in sales of our ALLOMATRIX® line of injectable tissue-based bone graft substitutes. Our international biologics sales decline is primarily attributable to decreased sales to our stocking distributor in Turkey and the suspension of our biologics distribution in Belgium due to changes in reimbursement rates, as well as an unfavorable currency impact of $0.3 million.

Cost of Sales. Our cost of sales as a percentage of net sales increased from 29.4% in the second quarter of 2008 to 30.9% in the second quarter of 2009. This increase is primarily attributable to increased raw material and other manufacturing costs and unfavorable currency exchange rates compared to the second quarter of 2008. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in 2009 and 2008. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 55.3% in the second quarter of 2009, a 2.8 percentage point decrease from 58.1% in the second quarter of 2008, primarily due to a 2008 charge of $2.3 million (2.0% of net sales) due to an unfavorable appellate court decision. Our 2009 and 2008 selling, general and administrative expenses include $2.0 million (1.7% of net sales) and $1.5 million (1.2% of net sales), respectively, of costs, primarily legal fees, associated with the ongoing U.S. government inquiries. The remaining decrease in selling, general and administrative expenses as a percentage of sales was driven by expense savings, primarily in our European subsidiaries, and lower levels of cash incentive compensation, partially offset by increased expenses associated with global compliance efforts. We also recognized $3.2 million and $2.8 million of non-cash, stock-based compensation expense in the second quarter of 2009 and 2008, respectively, representing 2.7% and 2.4% of net sales in each of the years, respectively.
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
Research and Development. Our investment in research and development activities represented approximately 7.6% of net sales in the second quarter of 2009, as compared to 7.1% of net sales in the second quarter of 2008. Our research and development expenses include approximately $0.6 million (0.5% of net sales) and $0.4 million (0.4% of net sales) of non-cash, stock-based compensation expense in the second quarter of 2009 and 2008, respectively. The increase in research and development is primarily attributable to increased investments in product development initiatives.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the second quarter of 2009 remained flat compared to the same period in 2008. Based on the intangible assets held as of June 30, 2009, we expect to recognize amortization expense of approximately $5.1 million for the full year of 2009, $2.3 million in 2010, $2.2 million in 2011, $2.1 million in 2012, and $1.8 million in 2013.
Restructuring. During the second quarter of 2009, our restructuring expenses as a percentage of net sales totaled 0.7%, compared to 2.6% during the second quarter of 2008. These charges are a result of the closure of our Toulon, France facilities, which was announced in the second quarter of 2007. These charges primarily included severance and termination benefits, legal and professional fees and employee litigation charges. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Acquired In-Process Research and Development. Upon consummation of our INBONE Technologies, Inc. (Inbone) acquisition, we immediately recognized as expense $2.5 million in costs representing the estimated fair value of acquired IPRD that had not yet reached technological feasibility and had no alternative future use.
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
The INBONE™ Calcaneal Stem implant (Calcaneal Stem) is an implant device designed to attach on the INBONE™ Talar Dome and achieve bone implant stability by engaging the inside of the talar bone spanning into the calcaneal bone after the two bones have been stabilized together. We expect this device to bring increased sales to the existing INBONE™ Total Ankle System. The product is complete, but it has not yet received all the necessary FDA clearances to bring the product into a commercially viable product. Prior to the acquisition, Inbone filed a 510(k) premarket notification for market clearance of the Calcaneal Stem and had received questions from the FDA. Subsequent to the acquisition, we received additional questions from the FDA. Due to the complexity of these additional questions and the FDA’s requirement for clinical data in support of the safety and efficacy of the Calcaneal Stem, we are currently working on the development of an investigational device exemption protocol that will subsequently support a premarket approval (PMA) filing for market approval. This protocol will require two year follow-up of the enrolled patients, therefore market approval is not expected prior to the end of 2012. We do not believe that this additional work will result in a material amount of expenses.
We are continuously monitoring our research and development projects. We believe that the assumptions used in the valuation of acquired IPRD represent a reasonably reliable estimate of the future benefits attributable to the acquired IPRD. No assurance can be given that actual results will not deviate from those assumptions in future periods.
Interest Expense, Net. Interest expense, net, consists of interest expense of $1.6 million during 2009 and $2.0 million in 2008, primarily from borrowings under our convertible debt issued in November 2007 and in 2008, interest associated with the unfavorable arbitration ruling, offset by interest income of $340,000 and $1.2 million during the second quarter of 2009 and 2008, respectively, generated by our invested cash balances and investments in marketable securities.
The amounts of interest income we realize in 2009 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Provision for Income Taxes. We recorded tax provisions of $1.6 million and $0.7 million in the second quarter of 2009 and 2008, respectively. During the second quarter of 2009, our effective tax rate was approximately 40.2%, as compared to (45.1%) in the second quarter of 2008. The effective tax rate in the second quarter of 2008 included a 91 percentage point impact due to the discrete tax effect of restructuring and IPRD charges. Additionally, our 2008 provision does not include a benefit for the U.S. Federal Research and Development, which was reinstated during the fourth quarter of 2008.

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	(unaudited)
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Net sales	$239,838	100.0%	$234,342	100.0%
Cost of sales[1]	74,766	31.2%	67,249	28.7%

Gross profit	165,072	68.8%	167,093	71.3%
Operating expenses:
Selling, general and administrative[1]	132,430	55.2%	135,464	57.8%
Research and development[1]	17,923	7.5%	16,377	7.0%
Amortization of intangible assets	2,625	1.1%	2,317	1.0%
Restructuring charges	860	0.4%	4,910	2.1%
Acquired in-process research and development	—	—	2,490	1.1%

Total operating expenses	153,838	64.1%	161,558	68.9%

Operating income	11,234	4.7%	5,535	2.4%
Interest expense, net	2,539	1.1%	410	0.2%
Other income, net	(466)	(0.2%)	(623)	(0.3%)

Income before income taxes	9,161	3.8%	5,748	2.5%
Provision for income taxes	3,417	1.4%	4,047	1.7%

Net income	$5,744	2.4%	$1,701	0.7%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Six Months Ended June 30,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$603	0.3%	$652	0.3%
Selling, general and administrative	5,305	2.2%	5,817	2.5%
Research and development	960	0.4%	666	0.3%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended
	June 30,
	2009	2008	% change
Hip products	$82,975	$81,311	2.0%
Knee products	60,613	61,424	(1.3%)
Extremity products	51,570	42,364	21.7%
Biologics products	39,235	41,351	(5.1%)
Other	5,445	7,892	(31.0%)

Total net sales	$239,838	$234,342	2.3%

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2009 and 2008:
Product Line Sales as a Percentage of Total Net Sales

2009	2008

Net Sales. Net sales totaled $239.8 million during the first six months of 2009, representing a 2% increase over prior year. The increase in net sales is primarily attributable to 22% growth in our extremity product line offset by an unfavorable currency impact of $6.4 million. Specifically, the increase in our extremities product line can be attributed to sales of our DARCO® plating systems, the continued success of our CHARLOTTE™ Foot and Ankle system, sales of our INBONE™ products acquired in April 2008, and sales of our RAYHACK® Osteotomy Systems acquired in September 2008.
In the first six months of 2009, domestic net sales increased by 8% to $147.5 million, or 61% of total net sales. International sales totaled $92.3 million, including the aforementioned unfavorable currency impact of $6.4 million, representing a decrease of 6%. This decrease is attributable to the unfavorable currency.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.7% in the first six months of 2008 to 31.2% in the first six months of 2009. This increase is attributable to higher levels of excess and obsolete inventory provisions, increased raw material and other manufacturing costs, and unfavorable currency exchange rates compared to the first six months of 2008.
Operating Expenses. As a percentage of net sales, our operating expenses decreased by 4.8 percentage points to 64.1% in the first six months of 2009, as compared to 68.9% in the first six months of 2008. This decrease is primarily due to lower restructuring expenses in 2009 and charges for IPRD and the unfavorable appellate court ruling in 2008, partially offset by increased expenses associated with our global compliance efforts.
Provision for Income Taxes. We recorded tax provisions of $3.4 million and $4.0 million in the first six months of 2009 and 2008, respectively. During the first six months of 2009, our effective tax rate was approximately 37.3%, as compared to 70.4% in the first six months of 2008, primarily attributable to the reinstatement of the U.S. Federal Research and Development tax credit during the fourth quarter of 2008 and lower levels of nondeductible stock-based compensation expense during 2009.
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
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $32 million, of which we have recognized $26.4 million through June 30, 2009. We anticipate that recording the remaining $1.6 million to $5.6 million of restructuring expenses could have a material impact on our results of operations in the period incurred, however we do not expect that the restructuring will have a material impact on our financial condition or liquidity. We have realized the benefits from this restructuring within selling, general and administrative expenses beginning in 2008. While the benefits from this restructuring have also been realized within cost of sales beginning in 2009, unfavorable currency exchange rates and increased raw material and other manufacturing costs have offset those benefits. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$116,468	$87,865
Marketable securities	37,235	57,614
Working capital	408,626	401,406
Line of credit availability	100,000	100,000
Operating Activities. Cash provided by operating activities was $34.0 million for the first six months of 2009, as compared to $2.6 million for the first six months of 2008. The increase in operating cash flow is attributable to improved profitability and changes in working capital, as favorable changes in accounts receivable and inventory were partially offset by unfavorable changes in accrued expenses and marketable securities.
Investing Activities. Our capital expenditures totaled approximately $19.1 million and $28.8 million in the first six months of 2009 and 2008, respectively. This decrease is attributable to lower levels of expenditures related to the expansion of our Arlington, Tennessee facilities. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $42 million in 2009 for routine capital expenditures, and approximately $4 million for the expansion of facilities in Arlington, Tennessee.
We invested $5.9 million and $28.2 million in acquisitions of businesses and intellectual property during 2009 and 2008, respectively. Our 2009 payments for acquisitions relate to contingent consideration related to acquisitions prior to 2009. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property and are, therefore, unable to predict the timing of future purchases.
Financing Activities. During the first six months of 2009, cash provided by financing activities totaled $61,000 compared to the first six months of 2008, where cash provided by financing activities totaled $7.8 million. This decrease is primarily attributable to a $8.1 million decrease in proceeds from stock option exercises. During the six months of 2009, we terminated our factoring agreements. While our factoring agreements were active, the cash proceeds received from these factoring agreements, net of the amount of factored receivables collected, were reflected as cash flows from financing activities in our consolidated statements of cash flows.

On June 30, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $116.5 million, our marketable securities balance of $37.2 million, our existing available credit line of $100 million, and our expected cash flow from our 2009 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2009 of approximately $46 million, and meet our contractual cash obligations in 2009.
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
Impact of Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. At June 30, 2009, we had short term cash and marketable securities investments totaling approximately $148 million. Based on this level of investment, a change of 0.25% in interest rates would have an annual impact of $369,000 on our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 27% and 28% of our total net sales were denominated in foreign currencies during the three months ended June 30, 2009, and for the year ended December 31, 2008, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is made known to our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control Over Financial Reporting
During the three months ended June 30, 2009, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Not applicable

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

PART II — OTHER INFORMATION
then we and our officers and employees, could be subject to criminal and civil sanctions, including exclusion from participation in federal health care reimbursement programs.
In order to market our devices in the member countries of the European Union, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. In August 2005, a European Medical Devices Directive changed the classification of hip, knee, and shoulder implants from class IIb to class III. The transition period for these changes began September 1, 2007. Upon reclassification to class III, manufacturers are required to assemble significantly more documentation into a dossier, and submit it to their Notified Body for formal approval prior to affixing the CE mark to their product and packaging. We determined that 15 upclassification dossiers were necessary to retain the CE mark certification, all of which have been submitted to the Notified Body as of the date of this report. We have received approval for three of the upclassification dossiers. There can be no assurance that the remaining dossiers will all be approved by the September 2009 deadline. If one or more of the remaining dossiers are not approved by the September 2009 deadline, we would be unable to sell the affected products in the European Community until the dossiers are approved, and could experience a negative financial impact as a result.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our 2009 Annual Meeting of Stockholders on May 13, 2009. Our stockholders voted on three proposals at the meeting.
Our stockholders elected eight directors to serve on our Board of Directors for a term of one year. The tabulation of votes with respect to each director nominee was as follows:

Nominee	For	Withheld
Gary D. Blackford	31,852,025	3,117,651
Martin J. Emerson	30,266,226	4,703,450
Lawrence W. Hamilton	31,752,897	3,216,779
Gary D. Henley	31,805,017	3,164,659
John L. Miclot	31,852,025	3,117,651
Robert J. Quillinan	31,852,044	3,117,632
Amy S. Paul	31,232,815	3,736,861
David D. Stevens	31,852,225	3,117,451
There were no broker non-votes on the proposal to elect directors.
Our stockholders ratified the selection of KPMG LLP as our independent auditor for the year ending December 31, 2009. There were 34,318,663 votes for, 649,042 votes against, 1,971 votes abstaining from, and no broker non-votes on the proposal.
Our stockholders approved the Wright Medical Group, Inc. 2009 Equity Incentive Plan. There were 23,101,322 votes for, 9,875,482 votes against, 15,344 votes abstaining from, and 1,977,528 broker non-votes on the proposal.

PART II — OTHER INFORMATION

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.
(a) Exhibits
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank, as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (5)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (6) as amended by First Amendment to 1999 Plan. (7)

10.3	2009 Equity Incentive Plan (2009 Plan) (8)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.

10.9*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan.

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.

10.11*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.

10.12*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.

10.13*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan.

10.14*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan.

10.15*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan.

10.16*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan.

10.17*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan.

10.18*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan

10.19*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (13)

10.20*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (9)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (10)

10.22*	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters. (11)

Exhibit
No.	Description

10.23*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley. (10)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and John K. Bakewell. (10)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (10)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (12)

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on November 21, 2007.

(6)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(8)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2009.

(9)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(10)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(11)	Incorporated by reference to our quarterly report on Form 10-Q filed on April 25, 2008.

(12)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(13)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2009

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ John. K. Bakewell
John K. Bakewell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank.

10.4	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.

10.5	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.

10.6	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.

10.7	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.

10.8	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.

10.9	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan.

10.10	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.

10.11	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.

10.12	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.

10.13	Form of Executive Stock Option Agreement pursuant to the 1999 Plan.

10.14	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan.

10.15	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan.

10.16	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan.

10.17	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan.

10.18	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.