Form 10-Q
period 2009-09-30
WRIGHT MEDICAL GROUP INC
filed 2009-10-30
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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
☐ Yes ☑ No
As of October 27, 2009, there were 38,629,287 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Such risks and uncertainties include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading, “Risk Factors” and elsewhere in this report). Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this quarterly report, and we undertake no obligation to update such statements after this date.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$121,234	$87,865
Marketable securities	40,440	57,614
Accounts receivable, net	110,288	102,046
Inventories	166,339	176,059
Prepaid expenses	10,916	14,263
Deferred income taxes	29,634	29,874
Other current assets	5,289	8,934

Total current assets	484,140	476,655

Property, plant and equipment, net	137,665	133,651
Goodwill	53,425	49,682
Intangible assets, net	18,072	21,090
Deferred income taxes	4,236	3,034
Other assets	7,818	8,018

Total assets	$705,356	$692,130

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,025	$15,877
Accrued expenses and other current liabilities	52,821	59,247
Current portion of long-term obligations	162	125

Total current liabilities	67,008	75,249

Long-term debt and capital lease obligations	200,144	200,136
Deferred income taxes	276	166
Other liabilities	3,663	4,951

Total liabilities	271,091	280,502

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 38,734,805 shares at September 30, 2009 and 38,021,961 shares at December 31, 2008	374	372
Additional paid-in capital	374,464	364,594
Accumulated other comprehensive income	21,181	18,312
Retained earnings	38,246	28,350

Total stockholders’ equity	434,265	411,628

	$705,356	$692,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$117,742	$111,096	$357,580	$345,438
Cost of sales [1]	35,880	32,038	110,646	99,287

Gross profit	81,862	79,058	246,934	246,151
Operating expenses:
Selling, general and administrative [1]	63,703	61,897	196,133	197,361
Research and development [1]	8,537	8,338	26,460	24,715
Amortization of intangible assets	1,274	1,287	3,899	3,604
Restructuring charges (Note 9)	131	685	991	5,595
Acquired in-process research and development	—	—	—	2,490

Total operating expenses	73,645	72,207	227,483	233,765

Operating income	8,217	6,851	19,451	12,386
Interest expense, net	1,435	717	3,974	1,127
Other expense (income), net	108	(284)	(358)	(907)

Income before income taxes	6,674	6,418	15,835	12,166
Provision for income taxes	2,522	2,231	5,939	6,278

Net income	$4,152	$4,187	$9,896	$5,888

Net income per share (Note 7):
Basic	$0.11	$0.11	$0.27	$0.16

Diluted	$0.11	$0.11	$0.26	$0.16

Weighted-average number of shares outstanding-basic	37,431	37,095	37,331	36,845

Weighted-average number of shares outstanding-diluted	37,551	38,037	37,395	37,536

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of sales	$335	$300	$938	$952
Selling, general and administrative	2,517	2,623	7,822	8,440
Research and development	480	430	1,440	1,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net income	$9,896	$5,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,865	19,308
Stock-based compensation expense	10,200	10,488
Amortization of intangible assets	3,899	3,604
Acquired in-process research and development	—	2,490
Amortization of deferred financing costs	738	744
Deferred income taxes	(2,709)	(9,226)
Excess tax benefit from stock-based compensation arrangements	(24)	(1,277)
Non-cash restructuring charges	—	(63)
Other	(14)	288
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(5,925)	(12,349)
Inventories	10,418	(51,642)
Marketable securities (trading securities)	—	15,535
Prepaid expenses and other current assets	8,200	1,802
Accounts payable	(1,968)	8,692
Accrued expenses and other liabilities	(6,465)	10,533

Net cash provided by operating activities	50,111	4,815

Investing activities:
Capital expenditures	(26,360)	(43,524)
Acquisitions of businesses	(5,973)	(28,912)
Purchase of intangible assets	(882)	(1,918)
Redemption of (investment in) available-for-sale marketable securities	16,868	(19,952)
Disposition of assets held for sale	—	2,363

Net cash used in investing activities	(16,347)	(91,943)

Financing activities:
Issuance of common stock	231	11,688
Principal payments of bank and other financing	(107)	(256)
Financing under factoring agreements, net	(58)	(414)
Excess tax benefit from stock-based compensation arrangements	24	1,277

Net cash provided by financing activities	90	12,295

Effect of exchange rates on cash and cash equivalents	(485)	(818)

Net increase (decrease) in cash and cash equivalents	33,369	(75,651)

Cash and cash equivalents, beginning of period	87,865	229,026

Cash and cash equivalents, end of period	$121,234	$153,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (SEC).
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of September 30, 2009 and December 31, 2008 due to their short maturities or variable rates.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS 157 applies to all financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our condensed consolidated interim financial statements. Effective July 1, 2009, this standard was incorporated into the Financial Accounting Standards Board Accounting Standard Codification (ASC) Section 820, Fair Value Measurements and Disclosures (FASB ASC 820). FASB ASC 820-10-50 requires fair value measurements be classified and disclosed in one of the following three categories:
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
As of September 30, 2009 and December 31, 2008, we had available-for-sale marketable securities totaling $40.4 million and $57.6 million, respectively, consisting of investments in treasury bills, government and agency bonds, and certificates of deposits, all of which are valued at fair value using a market approach. A total of $38.7 million of our available-for-sale securities is valued based on quoted prices in active exchange markets (Level 1). The remaining $1.7 million is valued at fair value using other observable inputs (Level 2).
The fair value of our Convertible Senior Notes due 2014 was $170 million and $155 million as of September 30, 2009 and December 31, 2008, respectively, based on a quoted price in an active market (Level 1).
Subsequent Events. We adopted the provisions of SFAS No. 165, Subsequent Events (SFAS 165) during the three-month period ended June 30, 2009. Effective July 1, 2009, this standard was incorporated into the FASB ASC Section 855, Subsequent Events (FASB ASC 855). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
adoption of these standards did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after September 30, 2009 through October 29, 2009, the date we issued these financial statements. See Note 11 to our condensed consolidated financial statements for further discussion of our subsequent event.
Prior Period Reclassification. Our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2008 has been adjusted for an immaterial reclassification between operating activities and investing activities.
2. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$8,939	$9,502
Work-in-process	26,490	34,811
Finished goods	130,910	131,746

	$166,339	$176,059

3. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Property, plant and equipment, at cost	$282,227	$254,543
Less: Accumulated depreciation	(144,562)	(120,892)

	$137,665	$133,651

4. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Capital lease obligations	$306	$261
Convertible senior notes	200,000	200,000

	200,306	200,261
Less: current portion	(162)	(125)

	$200,144	$200,136

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
On September 30, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2009, are as follows (in thousands):

Goodwill at December 31, 2008	$49,682
Goodwill from contingent consideration associated with acquisitions	3,346
Foreign currency translation	397

Goodwill at September 30, 2009	$53,425

During the nine months ended September 30, 2009, we recognized contingent consideration of $2.1 million associated with our acquisition of Inbone Technologies, Inc., completed in 2008, $292,000 associated with the acquisition of the foot and ankle assets of A.M. Surgical, Inc., completed in 2008, $877,000 associated with the acquisition of certain assets of R&R Medical, Inc., completed in 2007, and $117,000 associated with the acquisition of the subtalar implant assets of Koby Ventures Ltd., d/b/a Metasurg, completed in 2007.
During the nine months ended September 30, 2009, we made payments for contingent consideration totaling $6.0 million, of which $2.6 million was accrued as of December 31, 2008.
The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$22,669	$21,963	$21,625	$19,316
Completed technology	12,205	4,972	12,163	4,006
Licenses	6,828	3,774	6,301	3,504
Customer relationships	3,750	629	3,650	371
Trademarks	2,733	525	2,733	373
Other	3,208	1,458	3,360	1,172

	51,393	$33,321	49,832	$28,742

Less: Accumulated amortization	(33,321)		(28,742)

Intangible assets, net	$18,072		$21,090

Based on the intangible assets held at September 30, 2009, we expect to amortize approximately $5.2 million for the full year of 2009, $2.3 million in 2010, $2.3 million in 2011, $2.1 million in 2012, and $1.8 million in 2013.
6. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total cost of share-based payment plans	$3,399	$3,240	$10,314	$10,209
Amounts capitalized as inventory and intangible assets	(402)	(318)	(1,052)	(1,067)
Amortization of capitalized amounts	335	431	938	1,346

Charged against income before income taxes	3,332	3,353	10,200	10,488
Amount of related income tax benefit	(968)	(1,118)	(3,005)	(3,098)

Impact to net income	2,364	2,235	7,195	7,390

Impact to basic earnings per share	$0.06	$0.06	$0.19	$0.20

Impact to diluted earnings per share	$0.06	$0.06	$0.19	$0.20

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In the nine-month period ended September 30, 2009, we granted approximately 660,000 non-vested shares of common stock, 12,000 shares of stock-settled phantom stock units, and 71,000 restricted stock units at weighted-average fair values of $15.40, $14.79 and $15.47, respectively, which will be recognized on a straight line basis over the requisite service period that, for the substantial majority of these grants, is four years. As of September 30, 2009, we had approximately 4.2 million stock options outstanding (of which approximately 3.1 million were exercisable), 1.1 million non-vested shares of common stock outstanding, 39,000 stock-settled phantom stock units outstanding, and 68,000 restricted stock units outstanding.
As of September 30, 2009, we had $26.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.7 years.
7. Earnings Per Share
FASB ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three-month and six-month periods ending September 30, 2009 and 2008, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average number of shares outstanding, basic	37,431	37,095	37,331	36,845
Common stock equivalents	120	942	64	691

Weighted-average number of shares outstanding, diluted	37,551	38,037	37,395	37,536

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	4,120	920	4,118	1,927
Non-vested shares, restricted stock units, and stock-settled phantom stock units	530	14	1,231	270
Convertible debt	6,126	6,126	6,126	6,126

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
8. Other Comprehensive Income
The difference between our net income and our comprehensive income (loss) is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net income to comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$4,152	$4,187	$9,896	$5,888
Changes in foreign currency translation	2,449	(7,385)	3,251	(3,690)
Unrealized (loss) gain on marketable securities	(39)	62	(394)	75
Minimum pension liability adjustment	4	3	12	11

Comprehensive income (loss)	$6,566	$(3,133)	$12,765	$2,284

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

	Three Months	Nine Months	Cumulative
	Ended	Ended	Charges as of
	September 30,	September 30,	September 30,
(in thousands)	2009	2009	2009

Severance and other termination benefits	$46	$(51)	$13,542
Employee litigation accrual	—	702	4,863
Asset impairment charges	—	—	3,093
Inventory write-offs and manufacturing period costs	—	—	2,139
Legal/professional fees	163	406	2,775
Other	(78)	(66)	157

Total restructuring charges	$131	$991	$26,569

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the nine months ended September 30, 2009, is presented in the following table (in thousands):

Balance as of December 31, 2008	$4,950

Charges:
Severance and other termination benefits	(51)
Legal/professional fees	406
Employee Litigation	702
Other	(66)

Total accruals	$991

Payments:
Severance and other termination benefits	(707)
Legal/professional fees	(360)
Employee litigation	(181)
Other	(13)

$(1,261)

Changes in foreign currency translation	229

Restructuring liability at September 30, 2009	$4,909

In connection with the closure of our Toulon, France facility, 103 of our former employees have filed claims to challenge the economic justification for their dismissal. To date, we have received judgments for 86 of those claims, the substantial majority of which were unfavorable to us. All of these judgments have been appealed, or are expected to be appealed, by both parties. Management has estimated the probable liability upon the ultimate resolution of these 103 claims to be $4.5 million, and has therefore recorded this amount as a liability within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2009. However, it is possible that the actual resolution of these claims will be higher or lower than this estimated amount.
10. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. Management is unable to estimate the potential liability, if any, with respect to the claims and accordingly, no provision has been made for this contingency as of September 30, 2009. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that we have meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of September 30, 2009.
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation, and we anticipate that we will continue to incur significant expenses

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
related to this investigation. The conclusion of the investigation could result in sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We cannot estimate what, if any, impact any results from this investigation could have on our consolidated results of operations or financial position.
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
In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 33 of the lawsuits, plaintiffs alleged that Dr. King inappropriately used a biologic product sold by us. In these lawsuits, plaintiffs named us as a defendant and alleged that our products had not been properly cleared by the United States Food and Drug Administration, that we failed to warn that our products were not safe for their intended use, and that we knew that Dr. King was not properly trained or was performing the surgeries inappropriately. Plaintiffs also alleged that we and two other co-defendants entered into a joint venture with Dr. King and/or his physician assistant, David McNair, such that we could be held liable for his/their conduct. Plaintiffs further asserted claims based on strict liability, express and implied breach of warranty, civil conspiracy, and negligence. They sought damages related to alleged lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering, and punitive and other damages.
During the second quarter of 2009, we agreed to settle 29 of the 33 lawsuits pending against us, all of which were funded by our insurance carriers. Those 29 cases have now been dismissed. In October 2009, we agreed to settle the remaining four lawsuits pending against us, which were also funded by our insurance carrier.
One of our insurers has reserved the right to pursue payment from us for up to approximately $10.5 million paid by the insurer. No provision has been made for these settlements or any claim by our insurer as of the date of this report.
We have a dispute with a former distributor in Belgium claiming damages of approximately $12.6 million. The case is scheduled to be pleaded during the fourth quarter of 2009. Management believes we have strong defenses against these claims and is vigorously contesting the allegations; thus, we do not believe the results of this decision will have a material impact on the Company’s consolidated financial position or results of operations.
As of September 30, 2009, the net balance due from our stocking distributor in Turkey was $10.6 million, or 9.6% of our net accounts receivable balance, of which a significant portion is past due. Based on current facts and expectations, we believe the entire balance is collectible. However, it is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in Turkey, or other factors, could affect the future realization of this accounts receivable balance.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
11. Subsequent Event
On October 15, 2009, executive management formally approved plans to change our French distribution and support model by migrating all relevant French distribution and support functions into our European organization, based out of our European Headquarters in Amsterdam, The Netherlands and subsequently close our distribution and finance support office in Créteil, France. Direct sales in France will continue and will be serviced by independent sales agents. We expect to complete these changes and, as a result, close our office in Créteil by December 31, 2009.
Management estimates the pre-tax restructuring charges will total approximately $4 million to $5 million. These cash charges include severance and benefits costs, external legal and professional fees, and other costs. Meetings with local staff representatives must be completed before the total amount of the restructuring charges, timing, and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
ongoing benefits of the targeted changes can be definitively known. This process may span several months; however we anticipate recording $3 million to $4 million of these charges during the fourth quarter of 2009.
We anticipate that these actions will initially have a slightly negative impact on our consolidated net sales levels; however, excluding the restructuring charges, will be neutral to slightly accretive to earnings immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three- and nine-month periods ended September 30, 2009. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2008, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors.
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
Significant Quarterly Business Developments. Net sales increased 6% in the third quarter of 2009 to $117.7 million, compared to net sales of $111.1 million in the third quarter of 2008. Our net income remained relatively flat at $4.2 million compared to the third quarter of 2008 as the income contribution of higher sales levels was offset by increased interest expense, net.
Our third quarter domestic sales increased 4% in 2009, as a result of 24% growth within our extremity line and relatively static sales in our knee business, partially offset by declines in our domestic hip and biologics product lines. Our domestic extremities growth is primarily attributable to higher levels of INBONE™ product sales, the continued success of our CHARLOTTE™ Foot and Ankle System, and sales attributable to our Rayhack® Osteotomy Systems, which we acquired in 2008.
Our international sales increased 9% to $44.0 million in the third quarter of 2009, compared to $40.2 million in the third quarter of 2008. This increase in sales in the third quarter of 2009 compared to 2008 is primarily the result of growth in our Japanese, Asian, and certain European markets.
Our third quarter 2009 gross profit declined as a percent of sales by 1.7 percentage points due to the negative impact that slowing production volumes are having on our absorption rates.
Opportunities and Challenges. Our results of operations can be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility, or result in charges which are unusual or non-recurring.
Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we believe 2009 will continue to present significant business challenges. We expect 2009 revenues to reflect lower sales volumes in certain of our international stocking distributor markets where the local financial markets have impacted their borrowing capacity, and a significant unfavorable impact from foreign currency translation due to strengthening of the U.S. dollar, during the first half of 2009, as compared with currencies such as the euro. Additionally, the current state of the global economy has negatively impacted industry growth rates in both domestic and international markets in the first three quarters of 2009, and we are unable to predict when these markets will return to historical rates of growth.
Significant Industry Factors. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation by the DOJ, and we anticipate that we will continue to incur significant expenses related to this investigation. The conclusion of the investigation could result in sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We cannot estimate what, if any, impact any results from this investigation could have on our consolidated results of operations or financial position.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Results of Operations
Comparison of three months ended September 30, 2009 to three months ended September 30, 2008
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	(unaudited)
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Net sales	$117,742	100.0%	$111,096	100.0%
Cost of sales[1]	35,880	30.5%	32,038	28.8%

Gross profit	81,862	69.5%	79,058	71.2%
Operating expenses:
Selling, general and administrative[1]	63,703	54.1%	61,897	55.7%
Research and development[1]	8,537	7.3%	8,338	7.5%
Amortization of intangible assets	1,274	1.1%	1,287	1.2%
Restructuring charges	131	0.1%	685	0.6%

Total operating expenses	73,645	62.5%	72,207	65.0%

Operating income	8,217	7.0%	6,851	6.2%
Interest expense, net	1,435	1.2%	717	0.6%
Other expense (income), net	108	0.1%	(284)	(0.3%)

Income before income taxes	6,674	5.7%	6,418	5.8%

Provision for income taxes	2,522	2.1%	2,231	2.0%

Net income	$4,152	3.5%	$4,187	3.8%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$335	0.3%	$300	0.3%
Selling, general and administrative	2,517	2.1%	2,623	2.4%
Research and development	480	0.4%	430	0.4%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	September 30,
	2009	2008	% change
Hip products	$40,055	$37,562	6.6%
Knee products	30,114	28,692	5.0%
Extremity products	25,546	21,706	17.7%
Biologics products	19,437	20,197	(3.8%)
Other	2,590	2,939	(11.9%)

Total net sales	$117,742	$111,096	6.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2009 and 2008:
Product Line Sales as a Percentage of Total Net Sales

2009	2008

Net Sales. Overall, our net sales increased 6% in the third quarter of 2009 compared to the third quarter of 2008. We experienced continued growth in our extremity product line, which increased 18% over prior year, as well as growth in our hip and knee businesses of 7% and 5%, respectively, over prior year. We experienced a decline in the performance in our biologics product line, primarily due to continued declines in the sales of products containing demineralized bone matrix and due to reimbursement issues in Belgium. Geographically, our domestic net sales totaled $73.8 million in the third quarter of 2009 and $70.9 million in the third quarter of 2008, representing 62.7% and 63.8% of total net sales, respectively, and growth of 4% in 2009 compared to 2008. Our international net sales totaled $44.0 million in the third quarter of 2009, compared to $40.2 million in the third quarter of 2008, representing growth of 9%. This increase is primarily a result of increased sales in Japan, Asia, and certain European markets.
Our hip product net sales totaled $40.1 million during the third quarter of 2009, representing a 7% increase over the prior year. Our domestic hip sales decreased 4% over prior year attributable to sales declines in our revision stem and CONSERVE® products, while our international hip sales increased 17% over prior year. Our international results included increased sales of our PROFEMUR® hip systems in Japan and increased sales in most of our European markets, offset by sales declines in certain international stocking distributor markets. Additionally, international hip sales included a $400,000 favorable currency impact in Q3 2009.
Our knee product net sales totaled $30.1 million in the third quarter of 2009 as compared to $28.7 in the same period in 2008. Domestically, knee sales remained relatively flat year-over-year. International knee sales increased 11% due to increased sales in Asia offset by declines in certain of our European markets.
Our extremity product net sales increased to $25.5 million in the third quarter of 2009, representing growth of 18% over the third quarter of 2008. This year-over-year growth, driven by a 24% increase in our domestic extremities, is primarily attributable to higher levels of INBONE™ product sales, the continued success of our CHARLOTTE™ Foot and Ankle System, and sales attributable to our Rayhack acquisition of 2008. Our international extremity sales decreased 10% compared to the prior year period due to our distributor transition in Australia and an unfavorable currency impact of $100,000.
Net sales of our biologics products totaled $19.4 million in the third quarter of 2009, representing a year-over-year decline of 4%. In the U.S., biologics sales declined in 2009 as the continued success of our GRAFTJACKET® tissue repair and containment membranes and increased sales of our PRO-DENSE® injectable regenerative graft were

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
offset by the continued decline in sales of our ALLOMATRIX® line of injectable tissue-based bone graft substitutes. Our international biologics sales decline of 6% is primarily attributable to the suspension of our biologics distribution in Belgium early in 2009 due to changes in reimbursement.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.8% in the third quarter of 2008 to 30.5% in the third quarter of 2009. This increase is primarily attributable to the impact that slowing production volumes are having on our absorption rates. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in 2009 and 2008. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 54.1% in the third quarter of 2009, a 1.6 percentage point decrease from 55.7% in the third quarter of 2008. Our 2009 and 2008 selling, general and administrative expenses include $1.6 million (1.3% of net sales) and $1.5 million (1.4% of net sales), respectively, of costs, primarily legal fees, associated with the ongoing U.S. government inquiries. The remaining decrease in selling, general and administrative expenses as a percentage of sales was driven by cost savings initiatives, primarily in our European subsidiaries, and lower levels of cash incentive compensation, partially offset by increased expenses associated with global compliance efforts. We also recognized $2.5 million and $2.6 million of non-cash, stock-based compensation expense in the third quarter of 2009 and 2008, respectively, representing 2.1% and 2.4% of net sales, respectively.
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
Research and Development. Our investment in research and development activities represented approximately 7.3% of net sales in the third quarter of 2009, as compared to 7.5% of net sales in the third quarter of 2008. Our research and development expenses include approximately $0.5 million (0.4% of net sales) and $0.4 million (0.4% of net sales) of non-cash, stock-based compensation expense in the third quarter of 2009 and 2008, respectively.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the third quarter of 2009 remained flat compared to the same period in 2008. Based on the intangible assets held as of September 30, 2009, we expect to recognize amortization expense of approximately $5.2 million for the full year of 2009, $2.3 million in 2010, $2.3 million in 2011, $2.1 million in 2012, and $1.8 million in 2013.
Restructuring. During the third quarter of 2009, our restructuring expenses as a percentage of net sales totaled 0.1%, compared to 0.6% during the third quarter of 2008. These charges are a result of the closure of our Toulon, France facilities, which was announced in the second quarter of 2007. These charges primarily included severance and termination benefits, legal and professional fees, and in 2008 employee litigation charges. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Interest Expense, Net. Interest expense, net, consists of interest expense of $1.6 million during 2009 and $1.7 million in 2008, primarily from borrowings under our Convertible Senior Notes due 2014 issued in November 2007, offset by interest income of $0.2 million and $1.0 million during the third quarter of 2009 and 2008, respectively, generated by our invested cash balances and investments in marketable securities.
The amounts of interest income we realize in 2009 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Provision for Income Taxes. We recorded tax provisions of $2.5 million and $2.2 million in the third quarter of 2009 and 2008, respectively. During the third quarter of 2009, our effective tax rate was approximately 37.8%, as compared to 34.8% in the third quarter of 2008. The effective tax rate in the third quarter of 2008 included a 2.8 percentage point impact due to the discrete tax effect of restructuring charges.
Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	(unaudited)
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Net sales	$357,580	100.0%	$345,438	100.0%
Cost of sales[1]	110,646	30.9%	99,287	28.7%

Gross profit	246,934	69.1%	246,151	71.3%
Operating expenses:
Selling, general and administrative[1]	196,133	54.9%	197,361	57.1%
Research and development[1]	26,460	7.4%	24,715	7.2%
Amortization of intangible assets	3,899	1.1%	3,604	1.0%
Restructuring charges	991	0.3%	5,595	1.6%
Acquired in-process research and development	—	—	2,490	0.7%

Total operating expenses	227,483	63.6%	233,765	67.7%

Operating income	19,451	5.4%	12,386	3.6%
Interest expense, net	3,974	1.1%	1,127	0.3%
Other income, net	(358)	(0.1%)	(907)	(0.3%)

Income before income taxes	15,835	4.4%	12,166	3.5%
Provision for income taxes	5,939	1.7%	6,278	1.8%

Net income	$9,896	2.8%	$5,888	1.7%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Nine Months Ended September 30,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Cost of sales	$938	0.3%	$952	0.3%
Selling, general and administrative	7,822	2.2%	8,440	2.4%
Research and development	1,440	0.4%	1,096	0.3%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended
	September 30,
	2009	2008	% change
Hip products	$123,030	$118,873	3.5%
Knee products	90,727	90,116	0.7%
Extremity products	77,116	64,070	20.4%
Biologics products	58,672	61,548	(4.7%)
Other	8,035	10,831	(25.8%)

Total net sales	$357,580	$345,438	3.5%

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2009 and 2008:
Product Line Sales as a Percentage of Total Net Sales

2009	2008

Net Sales. Net sales totaled $357.6 million during the first nine months of 2009, representing a 4% increase over the first nine months in the prior year. The increase in net sales is primarily attributable to 20% growth in our extremity product line offset by an unfavorable currency impact of $6.4 million. Specifically, the increase in our extremities product line can be attributed to sales of our DARCO® plating systems, the continued success of our CHARLOTTE™ Foot and Ankle system, sales of our INBONE™ products acquired in April 2008, and sales of our RAYHACK® Osteotomy Systems acquired in September 2008.
In the first nine months of 2009, domestic net sales increased by 7% to $221.3 million, or 61.9% of total net sales. International sales totaled $136.3 million, including the aforementioned unfavorable currency impact of $6.4 million, representing a decrease of 1% over the first nine months in the prior year. This decrease is attributable to the unfavorable currency, partially offset by growth in our Japanese and certain European markets.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 28.7% in the first nine months of 2008 to 30.9% in the first nine months of 2009. This increase is attributable to higher levels of excess and obsolete inventory provisions, increased raw material and other manufacturing costs, and, in the first six months of 2009, unfavorable currency exchange rates compared to 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Operating Expenses. As a percentage of net sales, our operating expenses decreased by 4.1 percentage points to 63.6% in the first nine months of 2009, as compared to 67.7% in the first nine months of 2008. This decrease is primarily due to lower restructuring expenses in 2009 and charges for acquired in-process research and development and the unfavorable appellate court ruling in 2008, partially offset by increased expenses associated with our global compliance efforts.
Provision for Income Taxes. We recorded tax provisions of $5.9 million and $6.3 million in the first nine months of 2009 and 2008, respectively. During the first nine months of 2009, our effective tax rate was approximately 37.5%, as compared to 51.6% in the first nine months of 2008, primarily attributable to the reinstatement of the U.S. Federal Research and Development tax credit during the fourth quarter of 2008.
Seasonal Nature of Business
As is typical in the industry, we traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this 3-day event, we display our most recent and innovative products to these surgeons.
Restructuring
In June 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $32 million, of which we have recognized $26.6 million through September 30, 2009. We anticipate that recording the remaining $1.4 million to $5.4 million of restructuring expenses could have a material impact on our results of operations in the period incurred, however we do not expect that the restructuring will have a material impact on our financial condition or liquidity. We have realized the benefits from this restructuring within selling, general and administrative expenses beginning in 2008. While the benefits from this restructuring have also been realized within cost of sales beginning in 2009, unfavorable currency exchange rates and increased raw material and other manufacturing costs have offset those benefits. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
On October 15, 2009, executive management formally approved plans to change our French distribution and support model by migrating all relevant French distribution and support functions into our European organization, based out of our European Headquarters in Amsterdam, The Netherlands and subsequently close our distribution and finance support office in Créteil, France. Direct sales in France will continue and will be serviced by independent sales agents. We expect to complete these changes and, as a result, close our office in Créteil by December 31, 2009.
Management estimates the pre-tax restructuring charges will total approximately $4 million to $5 million. These cash charges include severance and benefits costs, external legal and professional fees, and other costs. Meetings with local staff representatives must be completed before the total amount of the restructuring charges, timing, and ongoing benefits of the targeted changes can be definitively known. This process may span several months; however we anticipate recording $3 million to $4 million of these charges during the fourth quarter of 2009.
We anticipate that these actions will initially have a slightly negative impact on our consolidated net sales levels; however, excluding the restructuring charges, will be neutral to slightly accretive to earnings immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$121,234	$87,865
Marketable securities	40,440	57,614
Working capital	417,132	401,406
Line of credit availability	100,000	100,000
Operating Activities. Cash provided by operating activities was $50.1 million for the first nine months of 2009, as compared to $4.8 million for the first nine months of 2008. The increase in operating cash flow is attributable to improved profitability and changes in working capital. Favorable changes in accounts receivable and inventory were partially offset by unfavorable changes in accounts payable, accrued expenses and marketable securities.
Investing Activities. Our capital expenditures totaled approximately $26.4 million and $43.5 million in the first nine months of 2009 and 2008, respectively. The decrease is attributable to lower levels of expenditures related to the expansion of our Arlington, Tennessee facilities. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $42 million in 2009 for routine capital expenditures, and approximately $6 million for the expansion of facilities in Arlington, Tennessee.
We invested $6.9 million and $30.8 million in acquisitions of businesses and intellectual property during 2009 and 2008, respectively. Our 2009 payments for acquisitions relate to contingent consideration related to acquisitions prior to 2009. We are continuously evaluating opportunities to purchase technology and other forms of intellectual property and are, therefore, unable to predict the timing of future purchases.
Financing Activities. During the first nine months of 2009, cash provided by financing activities totaled $90,000 compared to the first nine months of 2008 when cash provided by financing activities totaled $12.3 million. This decrease is primarily attributable to an $11.5 million decrease in proceeds from stock option exercises. During the first nine months of 2009, we terminated certain accounts receivable factoring agreements. While these factoring agreements were active, the cash proceeds, net of the amount of factored receivables collected, were reflected as cash flows from financing activities in our consolidated statements of cash flows. This had an immaterial year-over-year impact on our cash flows.
On September 30, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $121.2 million, our marketable securities balance of $40.4 million, our existing available credit line of $100 million, and our expected cash flow from our 2009 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2009 of approximately $48 million, and meet our contractual cash obligations in 2009.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. At September 30, 2009, we had short term cash and marketable securities investments totaling approximately $158 million. Based on this level of investment, a change of 0.25% in interest rates would have an annual impact of $395,000 on our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 27% and 28% of our total net sales were denominated in foreign currencies during the three months ended September 30, 2009, and for the year ended December 31, 2008, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from European Union countries, which are denominated in the euro; from Japan, which are denominated in the Japanese yen; and from the United Kingdom, which are denominated in the British pound. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro, the yen, and the British pound. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen, and the U.S. dollar and the British pound. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2009, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS.
We are subject to substantial government regulation that could have a material adverse effect on our business.
The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Business – Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008, for further details on this process. United States and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:
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
In order to market our devices in the member countries of the European Union, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. In August 2005, a European Medical Devices Directive changed the classification of hip, knee, and shoulder implants from class IIb to class III. The transition period for these changes began September 1, 2007 and continued through the September 2009 deadline. Upon reclassification to class III, manufacturers are required to assemble significantly more documentation into a dossier, and submit it to their Notified Body for formal approval prior to affixing the CE mark to their product and packaging.
In our Form 10-K for the period ended December 31, 2008, we reported that we were pursuing 27 upclassification dossiers to retain the CE mark certification. Subsequently, upon further analyzing our business goals and regulatory strategies associated with these products, we decided to reduce the number of upclassification dossiers we would pursue to 15. Through the date of this report, we have received approval for all of those 15 upclassification dossiers. Therefore, there is no longer a risk that we could experience a significant negative financial impact as a result of this European Medical Devices Directive.
Our business could be significantly and adversely impacted if certain types of healthcare reform programs are adopted and other legislative proposals are enacted into law.
Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform, and proposed legislation has made it through the House and Senate committee process. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending, and increase taxes. In addition, members of Congress have proposed a government health insurance option to compete with private plans and other expanded public healthcare measures.
Most recently, in October 2009, the U.S. Senate Finance Committee passed a version of the committee’s healthcare reform bill, a bill which includes an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion each year for a period of 10 years. As proposed, this excise tax would not be tax deductible. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce procedure volumes, significantly increase our cost of doing business, and adversely affect our business and results of operations. In addition, if the excise tax contained in the proposed legislation from the U.S. Senate Finance Committee is enacted into law, and we are unable to increase the selling prices of our products to mitigate its impact, our results of operations may be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits.
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank,(5) as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (6)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (7) as amended by First Amendment to 1999 Plan.(8)

10.3	2009 Equity Incentive Plan (2009 Plan) (9)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(10)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan. (10)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (10)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (10)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (10)

10.9*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (10)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (10)

10.11*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (10)

10.12*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (10)

10.13*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)

10.14*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (10)

10.15*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (10)

10.16*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.17*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.18*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan(10)

10.19*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (11)

10.20*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

10.22*	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters. (14)

Exhibit
No.	Description

10.23*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley. (13)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and John K. Bakewell. (13)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (13)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (15)

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 7, 2006.

(6)	Incorporated by reference to our current report on Form 8-K filed on November 21, 2007.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2009.

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(11)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q filed on April 25, 2008.

(15)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2009

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