Form 10-K
period 2009-12-31
WRIGHT MEDICAL GROUP INC
filed 2010-02-22
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-32883
WRIGHT MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4088127 (I.R.S. employer identification no.)

5677 Airline Road, Arlington, Tennessee (Address of principal executive offices)	38002 (Zip code)
Registrant’s telephone number, including area code: (901) 867-9971
Securities registered pursuant to Section 1 2(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	NASDAQ Global Select Market
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
      ☐ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    ☐ Yes     ☑ No
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $622,880,113.
As of February 17, 2010, there were 38,765,208 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2010.

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

Safe-Harbor Statement
This annual report contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Such risks and uncertainties include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A and elsewhere in this report and in our quarterly reports). Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this annual report, and we undertake no obligation to update such statements after this date.

PART I
Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries (Wright), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or have been damaged through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as foot and ankle and upper extremity markets, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications.
For the year ended December 31, 2009, we had net sales of $488 million and net income of $12 million. As of December 31, 2009, we had total assets of $714 million. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 16 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Orthopaedic Industry
It is estimated that the worldwide orthopaedic industry generated sales of approximately $28 billion in 2009. We believe this figure will grow by approximately 5-7% annually over the next three years. Five multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on less contested, higher-growth sectors of the orthopaedic market.
In recent years, we focused our efforts into growing our position in the higher-growth extremities and biologics markets, which we estimate had combined sales of approximately $3.3 billion in 2009. We believe that this figure will grow by approximately 9-11% annually over the next three years.
Orthopaedic devices are commonly divided into several primary sectors corresponding to the major product categories within the orthopaedic field: reconstruction, trauma, arthroscopy, spine and biologics. We specialize in those products used by extremity focused surgeon specialists which include products from the reconstruction, trauma and arthroscopy markets, hip and knee reconstructive joint devices and biologic products.
Extremity Hardware. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder. Extremities hardware is one of the fastest growing market segments within orthopaedics with annual growth rates of 9-11%. It is estimated that the extremity hardware market had sales of approximately $2.4 billion worldwide in 2009. Major trends in extremity hardware include procedure specific and anatomy specific devices, locking plates and an increase in total ankle arthroplasty procedures.
Foot and Ankle Hardware
Foot and ankle reconstruction includes implants and other devices to replace or reconstruct injured or diseased joints and bones in the foot and ankle. It is estimated that the foot and ankle extremity hardware market had sales of approximately $1 billion worldwide in 2009. A large segment of the foot and ankle hardware market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. Major trends in foot and ankle hardware include the use of external fixation devices in diabetic patients, total ankle arthroplasty and advanced tissue fixation devices. According to two recent customer and market surveys, we are deemed the market leader in foot and ankle surgical products, and hold 25% of the U.S. total ankle arthroplasty market in 2009.

Upper Extremity Reconstruction
Upper extremity reconstruction involves implanting devices to replace or reconstruct, or fixate injured or diseased joints and bones in the hand, wrist, elbow and shoulder. It is estimated that the upper extremity hardware market had sales of approximately $1.5 billion worldwide for 2009, approximately 30% of which is in total shoulder replacement implants. Major trends in upper extremity hardware include minimally invasive fracture repair devices and next generation joint arthroplasty systems. We are the market leader in several segments of the upper extremity market including finger joints, radial head replacement, ulnar shortening system, and intramedullary wrist fracture repair devices.
Biologics Market. Biologic products use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products stimulate the body’s natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery.
Our biologic products are primarily used in extremity related procedures as well as in trauma and tumor induced voids of the long bones, joint replacements, and spine procedures. Biologic products provide a lower morbidity solution to autograft, a procedure that involves harvesting a patient’s own bone or soft tissue. Currently, there are three main types of biological bone grafting products: osteoconductive, osteoinductive and osteogenic. Each category refers to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not trigger new bone growth, whereas osteoinductive materials induce bone growth. Finally, osteogenic materials combine the latter with a cell-based component. Our flagship, PRO-DENSE® injectable regenerative graft is an osteoconductive bone graft which provides the benefits of injectability, hardness to support bone and predictable bone regeneration. Products such as our GRAFTJACKET® regenerative tissue matrix enable the repair of soft tissue such as tendons (e.g., rotator cuff and Achilles), ligaments or chronic wounds (such as diabetic foot ulcers). The need for biomaterials that speed wound healing and reduce amputation rates is critical. Excluding viscosupplements, tissue processing services and bone morphogenic protein, it is estimated that the biologics market generated sales of approximately $1 billion worldwide in 2009.
Hip and Knee Reconstructive Joint Device Market
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
Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur or thigh bone, the upper end of the tibia or shin bone and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. Knee reconstruction was the largest sector of the reconstructive joint device market in 2009, with estimated sales of approximately $6.5 billion worldwide.
One of the major trends in knee reconstruction includes the use of alternative surface materials to extend the implant life and increase conservation of the patient’s bone to minimize surgical trauma and accelerate recovery. Our BIOFOAM™ material is a 70% porous material which provides a trabecular structure that acts as an interface for bone in-growth. The microstructure of our BIOFOAM™ material is designed to allow rigid fixation for faster biological attachment. This material made its debut on the ADVANCE® BIOFOAM™ tibial base, and will eventually be incorporated into a number of our products spanning from hip arthroplasty to foot and ankle reconstruction. Another example of our innovation in knee arthroplasty was the introduction of the PROPHECY™ pre-operative navigation system in 2009. The PROPHECY™ system allows surgeons to visualize what the implant will look like after the surgery is performed before the skin is dissected. This patent-pending process utilizes custom fit cutting instruments made for each specific patient, thus reducing time in the operating room.
Hip Reconstruction. The hip joint is a ball-and-socket joint that enables the wide range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur or the ball and the acetabulum or hollow portion of the pelvis or the socket. This degeneration causes pain, stiffness and a reduction in hip mobility. It is estimated that the worldwide hip reconstruction market had sales of approximately $4 billion in 2009.

Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate advances in bearing surfaces from the traditional polyethylene surface. These alternative bearing surfaces include metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. One example of our commitment to the advancement of bearing technology is the development of our A-CLASS™ metal-on-metal articulation which provides a 90% reduction in initial (run-in) wear and 68% reduction in lifetime wear of the implant. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone-conserving implants, leave more of the hip bones intact, which is beneficial given the likelihood of future revision replacement procedures as the average patient’s lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required. One example of bone conserving implant technology is our CONSERVE® Plus total hip resurfacing system, which was recently approved by the United States Food and Drug Administration (FDA). Resurfacing of the femoral head allows surgeons to reconstruct the patients’ hip while leaving the femoral head and neck in place. Additionally, PATH® surgical technique is a tissue sparing hip replacement technique that offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.
Government Regulation
United States
Our products are strictly regulated by the FDA under the Food, Drug, and Cosmetic Act (FDC Act). Some of our products are also regulated by state agencies. FDA regulations and the requirements of the FDC Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of our medical device products. Our tissue-based products are subject to FDA regulations, the National Organ Transplant Act (NOTA), and various state agency regulations. We are an accredited member of the American Association of Tissue Banks (AATB) and an FDA registered tissue establishment, which includes the packaging, processing, storage, labeling, and distribution of tissue products regulated as medical devices and the storage and distribution of tissue products regulated solely as human cell and tissue products. In addition, we maintain tissue bank licenses in Florida, Maryland, New York, California, and Oregon.
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
PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical trials, bench tests and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA application process can be expensive and generally takes significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA application. As part of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable quality system regulatory requirements, which include quality control testing, documentation control and other quality assurance procedures.
If human clinical trials of a medical device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the

IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE. If it is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s IDE regulations, and informed consent must be obtained from each subject.
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA and other international regulatory agencies have been working to establish more comprehensive regulatory frameworks for allograft-based tissue-containing products, which are principally derived from human cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or a biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Neither clinical data nor review of safety and efficacy are required before the tissue can be marketed. However, if the tissue is considered a medical device, or a biologic drug, then FDA clearance or approval is required.
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
Most of our products are FDA cleared through the 510(k) premarket notification process. We have conducted clinical trials to support some of our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. If the FDA believes that we are not in compliance with the FDC Act, it can institute proceedings to detain or seize products, issue a market withdrawal, enjoin future violations and/or seek civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed.
Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government healthcare reimbursement programs. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil sanctions.
International
All of our products sold internationally are subject to certain foreign regulatory approvals. We must comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in all major foreign markets. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain foreign approvals to market our products may be longer or shorter than the time required in the U.S., and requirements for such approvals may differ from FDA requirements.

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
Products
We operate as one reportable segment, offering products in four primary market sectors: extremity reconstruction, biologics, knee reconstruction and hip reconstruction. Sales in each of these markets represent greater than 15% of our consolidated revenue. Detailed information on our net sales by product line can be found in Note 16 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Extremity Hardware
We offer extremity products for the foot and ankle and upper extremities in a number of markets worldwide. Some of our extremity implants have over 40 years of successful clinical history. We are a recognized leader in the U.S. and German markets for foot and ankle surgical products. Additionally, we hold leading positions in several segments of the upper extremity market such as radial head repair, finger joint replacements and intramedullary wrist fracture implants.
Foot and Ankle Hardware:
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
The DARCO® foot and ankle plating systems were designed to address the specific needs of reconstructive foot and ankle surgery. The DARCO® MFS and MRS plates were the first implants to incorporate fixed angle, locking screw technology into a comprehensive fixation set for foot surgery. Surgeons believe that surgical repairs are more stable with locking screw technology, thus allowing patients to return to activity faster.
Our INBONE™ total ankle system represents the third generation in ankle replacement implants, utilizing a patented intramedullary alignment mechanism for more accurate placement of the implant. The unique modular nature of the implant allows the surgeon to customize the fixation stems for the tibial and talar components in order to maximize stability of the implant. Accuracy of placement and implant stability have been shown to be key factors impacting longevity of the implant. The INBONE™ system represents key advances in these critical arenas.
Our SIDEKICK™ line of external fixators is designed to facilitate compression or distraction of bones in the foot from “the outside in” and in a minimally invasive manner. In many cases, surgeons will opt for the minimally invasive nature of “external fixation” versus more invasive plate and screw “internal fixation.” One growing application of our SIDEKICK™ is in the diabetic population for which small incisions are preferred due to wound healing issues present with these patients.
In late 2009, we announced the commercial release of the ORTHOLOC™ polyaxial trauma plating system. The ORTHOLOC™ system provides foot and ankle surgeons a comprehensive line of plates and screws to address most trauma injuries of the foot and ankle. The polyaxial locking feature allows the surgeon to customize the angle of screw placement through the plate to maximize implant to bone fit. Additionally, we announced the limited release of the VALOR™ TTC fusion nail. The VALOR™ nail provides surgeons with a solution for fusing the calcaneal, talar and tibial bones required in patients suffering from severe ankle arthritis. The combination of the INBONETM total ankle replacement system and the VALOR™ fusion nail provide foot and ankle surgeons with what we believe to be the most compelling portfolio for treating patients with varying degrees of ankle arthritis.
Other products in our foot and ankle portfolio include our BIOARCH™ subtalar arthoereisis implant, our line of AM™ Surgical foot and ankle endoscopic tissue release products, and our line of Swanson toe joints.

Upper Extremity Hardware:
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
Our line of Swanson finger joints are used in finger joint replacement for patients suffering from rheumatoid arthritis of the hand. With nearly 40 years of clinical success, Swanson digit implants are a foundation in our upper extremity business and are used by a loyal base of hand surgeons worldwide.
Our MICRONAIL® intramedullary wrist fracture repair system is a next-generation minimally invasive treatment for distal radius fractures that provides immediate fracture stabilization with minimal soft tissue disruption. The result is rapid recovery of hand and wrist functions. Also, as the product is implanted within the bone, it has no external profile on top of the bone, thereby removing the potential for tendon irritation or rupture, which is an appreciable problem with conventional plates designed to lie on top of the bone.
Our RAYHACK® system is comprised of a series of precision cutting guides and procedure-specific plates for ulnar shortening procedures and the surgical corrections to treat radial malunions and Keinbock’s disease.
Biologics
We offer a broad line of biologic products that are used to replace and repair damaged or diseased bone, tendons and soft tissues and other biological solutions for surgeons and their patients. These products focus on biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Internationally, we offer bone graft products incorporating antibiotic delivery.
GRAFTJACKET® matrix is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff in the shoulder and Achilles tendon in the ankle. By augmenting the strength of the tendon repair and incorporating it biologically, GRAFTJACKET® regenerative tissue matrix increases surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is a high strength form of GRAFTJACKET® matrix which provides maximum suture holding power for the most challenging of tendon and ligament repairs.
GRAFTJACKET® ulcer repair matrix is designed to repair challenging diabetic ulcers of the foot, the primary cause of hospital admissions for all individuals with diabetes. More than two-thirds of the amputations administered each year are performed on individuals with diabetes, often because of difficulties associated with diabetic foot ulcers. GRAFTJACKET® ulcer repair matrix has the ability to reliably repair deep foot wounds, which have a much higher risk of leading to amputation. Unlike some other diabetic foot ulcer products, GRAFTJACKET® ulcer repair matrix generally requires only one application to treat the foot ulcer, thereby reducing the time and cost of treatment. We procure our GRAFTJACKET® product through an exclusive distribution agreement that expires December 31, 2013.
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

We sell PRO-DENSE® injectable graft in the U.S. and select international markets. PRO-DENSE® injectable graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. Subsequent clinical data series have demonstrated dense new bone regeneration at an accelerated rate. Ultimately, we believe that this may bode well for patients to return to their presurgery activity levels at a faster pace. PRO-STIM™ injectable inductive graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM) for osteoinductive potential. PRO-STIM™ graft has demonstrated accelerated healing compared to autograft in pre-clinical testing. Since the mechanism of action is different than PRO-DENSE® graft, PRO-STIM™ graft will allow us to expand the applicable procedures to more challenging bone defects for the material platform. Currently available on a limited basis to key centers, PRO-STIM™ graft is expected to be fully launched in the second half of 2010.
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
ALLOMATRIX® injectable putty combines a high content of DBM with our proprietary surgical grade calcium sulfate carrier. The combination provides an injectable putty with the osteoinductive properties of DBM, as well as exceptional handling qualities. Another combination we offer is ALLOMATRIX® C bone graft putty, which includes the addition of cancellous bone granules. The addition of the bone granules increases the stiffness of the material and thereby improves handling characteristics, increases osteoconductivity scaffold and provides more structural support. Our ALLOMATRIX® custom bone graft putty allows surgeons to customize the amount of bone granules to add to the putty based on its surgical application. Most recently we introduced ALLOMATRIX® DR graft, which is ALLOMATRIX® putty that has been optimized for application in smaller fractures due to the smaller particle size of its cancellous bone granules and the application-specific volume in which it is marketed.
We have signed a supply agreement with RTI Biologics, Inc., to develop advanced implants for use in foot and ankle surgeries. Under this agreement, we offer our CANCELLO-PURE™ bone wedge line as well as the ALLOPURETM allograft bone wedges, which offer surgeons off-the-shelf, sterile grafts with appropriate handling characteristics. The ease of use and time savings in the operating room have made this product line an attractive option to foot and ankle surgeons and expand our offering in this key surgical area of need.
Knee Reconstruction
Our knee reconstruction product portfolio strategically positions us in the areas of partial, total and revision knee reconstruction as well as limb preservation products. These products provide the surgeon with a continuum of treatment options for improving patient care. We differentiate our products through innovative design features that reproduce natural movement and stability, resulting in products that more closely resemble a healthy knee.
The ADVANCE® knee system is our primary knee product line. There are several innovative product offerings within the ADVANCE® knee system, but our flagship is the ADVANCE® medial-pivot knee. Launched eleven years ago, the ADVANCE® medial-pivot knee is the first mass marketed knee designed to replicate modern concepts of anatomic motion. It approximates the movement and stability of a healthy knee by incorporating a patented ball-in-socket feature on its medial side which allows both surgeons and patients to feel the stability. Studies have shown the ADVANCE® medial-pivot knee more closely approximates natural knee motion.

To offer better size-specificity for our patients, the ADVANCE® knee system features an expanded number of sizing options called ADVANCE STATURE® components. These components are designed to accommodate those male or female femora with a larger front to back dimension than side to side. This helps ensure that patients will receive the best implant fit possible.
We provide a broad array of surgical knee instrumentation to accommodate surgeon and patient preference. Our ODYSSEY® instrumentation is a modification of traditional total knee instrumentation for use in contemporary less-invasive approaches. Additionally, in 2009 we launched the PROPHECY™ pre-operative navigation system. The PROPHECY™ system enables surgeons to utilize basic CT or MRI scan technology to plan precise implant placement and alignment before they enter the operating room. Therefore, surgeons are able to envision the results of surgery before it actually occurs. In contrast to utilizing traditional instruments to align the knee during surgery, the PROPHECY™ program utilizes computer imaging to develop patient-specific guides that follow the unique curvature of the patient’s bone anatomy. These guides allow the surgeon to complete implant placement with accuracy. By promoting accurate alignment, providing optimal sizing and guiding precision implant placement, our new PROPHECY™ pre-operative navigation system delivers reproducible surgical results for knee arthroplasty. Our goal is not only to improve accuracy and decrease patient anesthesia time, but to allow for greater function and long-term survival of the implants by placing them in a position for optimal mechanical function.
We anticipate launching the ZEN™ tension-based knee instruments in 2010; these instruments help the surgeon put the medial pivot knee design in natural balance by allowing the patients’ soft tissues to guide the implant placement. We also expect an increased utilization of our ADVANCE® BIOFOAM™ cancellous titanium tibial base, as our BIOFOAM™ tibial base features proprietary bone-like titanium with a roughened texture that “bites” into bone for cementless fixation of the implant. The combination of the PROPHECY™ system, our BIOFOAM™ material and medial pivot motion allows surgeons to potentially reduce their surgery time significantly while increasing accuracy and stability.
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
The CONSERVE® family of products incorporates anatomically-replicating large diameter bearings, led recently by the A-CLASS® advanced metal technology. This proprietary metal-on-metal articulation has undergone extensive laboratory tests which suggest that over the life of the implant, this advanced surface technology will result in significantly less wear than traditional metal-on-metal hip implants. This new innovation is coupled with our BFH® technology, which is designed to reduce rates of post-operative hip dislocation. Most recently we received clearance from the FDA for the CONSERVE® Plus total resurfacing system. This innovative resurfacing design conserves a patient’s natural anatomy and allows for a more kinematically correct joint reconstruction.
The PROFEMUR® patented modular neck systems allow surgeons to carefully adjust and implant positioning during surgery. If a surgeon requires a change in leg length, offset or version, the PROFEMUR® hip system conveniently allows these options, as all of these options can be changed after the hip stem is in place. Our principal PROFEMUR® stem offerings, which provide this innovative modularity, include our PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® LX, PROFEMUR® Tapered, PROFEMUR® RAZ, PROFEMUR® TL, PROFEMUR® Xm, and the PROFEMUR® RENAISSANCE® stems. These stems represent the vast majority of popular stem philosophies in the current marketplace.

Additionally, our hip revision products include the PROFEMUR® Z Revision and PROFEMUR® LX Revision stems which were launched in 2008 and continue to gain traction. A North American distribution agreement with Waldemar Link GmbH for the distribution of the LINK® MP revision stem has also proven to be an important addition to our hip product portfolio.
In 2008, we launched our DYNASTY® acetabular system, which offers surgeons the benefit of our BFH® technology both in metal-on-metal and metal-on-cross-linked polyethylene options, with the added benefit of screw fixation. Screw fixation is sometimes needed in the case of poor bone quality. Recently, we launched our patented BIOFOAM® technology in conjunction with the DYNASTY® system. The BIOFOAM® DYNASTY® acetabular shell allows physicians to address more complex acetabular cases along with simple revision surgeries.
Wright continues to invest in pioneering approaches to tissue sparing hip replacement. The PATH® surgical technique offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.
Product Development
Our research and development staff focuses on developing new products in the extremity hardware, knee and hip reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. In addition, we have clinical and regulatory departments devoted to verifying the safety and efficacy of our products in close collaboration with the FDA and other international regulatory bodies. Our research and development expenses totaled $35.7 million, $33.3 million and $28.4 million in 2009, 2008 and 2007, respectively.
In the extremity hardware areas our research and development activities focus on providing a comprehensive portfolio of surgical solutions to extremity focused surgeons, including procedure and anatomy specific products.
In the hip and knee reconstruction areas, our research and development activities continue to explore and develop advanced bearing and fixation surfaces that improve the clinical performance of reconstructive devices, including ceramic-on-ceramic and low-wear, metal-on-metal surfaces. Further, we provide minimally invasive, tissue sparing techniques that allow patients to quickly return to work and resume their daily activities as well as decreasing the time and cost requirements of the surgical facility.
In the biologics area, we have a variety of research and development projects underway that are designed to further expand our product offerings and provide differentiation of our advanced materials in the marketplace. Such projects include developing new instrumentation, particularly for use with different biomaterials, to facilitate early intervention procedures for a broad array of clinical applications as well as the integration of new biologic products into foot and ankle procedures, soft tissue applications and other demanding orthopaedic uses.
In 2009, we launched several extremity and biologic products. Our new foot and ankle offerings included products such as:
•	the CHARLOTTE™ LisFranc reconstruction system,
•	G-FORCE™ foot and ankle tenodesis system,

•	BIOFOAM® Evans foot and ankle wedge system,
•	DART-FIRE™ compression screws,
•	ORTHOLOC™ calcaneal fracture system,
•	ORTHOLOC™ 2.0/2.4 forefoot plate system, and
•	the VALOR™ hindfoot fusion nail.
In addition to the foot and ankle products, in our upper extremities line of products we also launched a second generation MICRONAIL® II distal radius implant.

Our new biologic offerings include PRO-DENSE® CDK, the ALLOPURE™ wedge, and the BIOTAPE® XM tissue matrix.
In 2009, we launched the DYNASTY® BIOFOAM™ cancellous titanium acetabular cup system, which features proprietary bone-like titanium with a roughened texture for cementless fixation of the implant. We also added to our PROFEMUR® hip product line by adding the PROFEMUR® FC Primary stem. Additionally, we expanded our CONSERVE® family of products by offering the CONSERVE® press-fit, which offers an uncemented option of the CONSERVE® Plus femoral component. PROPHECY™ pre-operative navigational guides for total knee replacement surgery were introduced to provide surgeons with a low-cost, customized, minimally invasive alternative to traditional instrumentation and expensive computer-aided navigation systems.
Manufacturing, Facilities and Quality
We operate a state of the art manufacturing facility in Arlington, Tennessee. At this facility, we primarily produce orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. The majority of our biologic products and surgical instrumentation are produced to our specifications by qualified subcontractors who serve medical device companies. Our present manufacturing facility is adequate for our projected needs in the upcoming years.
We maintain a comprehensive quality system that is certified to the European standards ISO 9001 and ISO 13485 and to the Canadian Medical Devices Assessment System (CMDCAS). We are accredited by the AATB and have registrations with the FDA as a medical device establishment and as a tissue establishment. These certifications and registrations require periodic audits and inspections by various regulatory entities to determine if we have systems in place to ensure our product is safe and effective for its intended use and that we are compliant with applicable regulatory requirements. The quality system exists so that management has the proper oversight, designs are evaluated and tested, production processes are established and maintained and monitoring activities are in place to ensure products are safe, effective and manufactured according to our specifications. Consequently, our quality system provides the way for us to ensure we design and build quality into our products while meeting global requirements. We are committed to meet or exceed customer needs as we improve patient outcomes.
Supply
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. For certain biologic products, we depend on one supplier of DBM, cancellous bone matrix (CBM) and soft tissue graft for BIOTAPE® XM . We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograft bone wedge product. We maintain adequate stock from these suppliers to meet market demand.
Sales and Marketing
Our sales and marketing efforts are focused primarily on orthopaedic and podiatric surgeons, who typically are the primary decision-makers in orthopaedic device purchases. We have established relationships with surgeons, who we believe are leaders in their chosen orthopaedic specialties. These surgeons help us design products to solve some of the most challenging problems facing orthopaedic surgeons today. They also help us train other surgeons in the safe and effective use of our products and help other surgeons perfect new surgical techniques.
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
We sell our products in the U.S. through a sales force of approximately 400 people as of December 31, 2009. This sales force primarily consists of independent, commission-based sales representatives and distributors engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. However, we also directly employ 25% of our sales force through a group of corporate sales representatives in select locations throughout the U.S. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization.
In early 2007, we began an initiative to separate and focus our sales representatives in the U.S. as either large joints and upper extremities specialists or foot and ankle specialists, with biologics being sold by all reps. We now have over 100 focused foot and ankle sales representatives, and we intend to continue to increase this number in the upcoming years.
Our independent distributors, independent sales representatives and direct sales representatives are provided opportunities for product training throughout the year.
We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service the customer.
Our products are marketed internationally through a combination of direct sales offices (subsidiaries) in certain key international markets and distributors in other markets. We have subsidiaries in Italy, the United Kingdom, Belgium, Germany, France, the Netherlands, Japan, Canada and Australia that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2009, through a combination of our direct sales offices and approximately 75 stocking distribution partners, we have approximately 700 international sales representatives that sell our products in approximately 60 countries.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons (AAOS). This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this three-day event, we display our most recent and innovative products for these surgeons.
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
The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources and stronger name recognition than we do within the total joint reconstruction area. Our ability to compete is affected by our ability to:
•	develop new products and innovative technologies;
•	obtain regulatory clearance and reimbursement for our products;
•	manufacture and sell our products cost-effectively;
•	meet all relevant quality standards for our products and their markets;

•	respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;
•	protect the proprietary technology of our products and manufacturing processes;
•	market our products;
•	attract and retain skilled employees and focused sales representatives; and
•	maintain and establish distribution relationships.
Intellectual Property
We currently own or have licenses to use more than 250 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that we consider important through the use of patents and trade secrets in the U.S. and significant foreign markets. We manufacture and market products both under patents and license agreements with other parties. These patents have a defined life and expire from time to time.
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
Third-Party Reimbursement
In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of coverage does not exist among all of these payors relative to payment of claims. Therefore, coverage can be quite different from payor to payor as well as from one region of the country to another. We believe that reimbursement is an important factor in the success of any medical device. Consequently, we seek coverage for all of our products.

Reimbursement in the U.S. depends, in part, upon our ability to obtain FDA clearances and approvals to market our products. Coverage also depends on our ability to demonstrate the short-term and long-term clinical evidence and cost-effectiveness of our products. These supportive data are obtained from both our clinical experience and formal clinical trials. We pursue and present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.
All U.S. and foreign third-party coverage programs, whether government funded or insured commercially, are developing increasingly sophisticated methods of controlling healthcare costs through yet to be defined healthcare reform measures, government-managed healthcare systems, coverage with evidence development processes, quality initiatives, pay-for-performance, Comparative Effectiveness Research and capitation programs, group purchasing, redesign of benefit offerings, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering care. All of these types of programs can potentially impact pricing structures and, subsequently, the coverage for all medical devices and associated services.
Employees
As of December 31, 2009, we employed approximately 1,320 people in the following areas: 500 in manufacturing, 490 in sales and marketing, 170 in administration and 160 in research and development. We believe that we have an excellent relationship with our employees.
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
Even if regulatory approval or clearance of a product is granted, this could result in limitations on the uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer and manufacturing facilities are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions. Our products can only be marketed in accordance with their FDA approved labeling. If we were to promote the use of our products in an “off-label” manner, we would be subject to civil and criminal sanctions.
In April 2009, the FDA issued an order requiring the manufacturers of approximately 25 Class III devices to submit to the FDA a summary of any information known or otherwise available to them concerning the safety and efficacy of the products. Metal-on-metal hip products, including ours, are included in this product code. Class III devices generally require submission and approval of a premarket approval (PMA) application prior to marketing. The FDA has historically allowed the devices in this product code to be marketed without the requirement of a PMA application, as they were marketed before May 28, 1976, or are substantially equivalent to devices that were marketed before May 28, 1976 or approved under a premarket notification 510(k) since May 28, 1976, when the Medical Device Amendments of 1976 were enacted, and Congress included transition provisions designed to preserve availability of then-marketed Class III devices pending FDA approval of PMA applications. The FDA will determine, for each device in this order, whether the classification of the device should (a) remain as Class III and require submission of a PMA or a notice of completion of a Product Development Protocol, or (b) be reclassified as Class I or II. We cannot predict the outcome of the FDA’s review of these products; however, if we are required to submit a PMA application for our metal-on-metal hip products, we may be unable to continue to market these products until the FDA approves the PMA application.
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
We are subject to various foreign, federal and state laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government healthcare programs. Increased funding for enforcement of these laws and regulations has resulted in greater scrutiny of marketing practices in our industry and resulted in several government investigations by various government authorities. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil sanctions, including exclusion from participation in federal healthcare reimbursement programs.
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
In December 2007, we received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with U.S. hip or knee joint replacement procedures or products. We have cooperated and intend to continue to fully cooperate with the U.S. Department of Justice (DOJ) in this investigation. In June 2008, our principal operating subsidiary, Wright Medical Technology, Inc., received letters from the SEC and the DOJ informing us that they are conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that several other medical device companies received similar letters. We have cooperated and intend to continue to fully cooperate with this informal investigation.
The results of these inquiries may not be known for some time. If we are found to have violated one or more applicable laws as a result of these investigations or we otherwise must resolve the matters, our business, financial condition and results of operations could be materially adversely affected and we may be required to significantly change some of our existing business practices. These pending investigations could lead to investigations by state authorities or other government agencies. Other companies facing similar investigations have been subject to shareholder derivative actions. In addition, these types of inquiries could increase our exposure to lawsuits by potential whistle blowers under the federal false claims acts. We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure that the costs of investigating, defending, or resolving those investigations or proceedings would not have a material adverse effect on our results of operations, financial condition and cash flow.
Cooperating with these inquiries requires considerable time and significant expense. During 2009 and 2008, we incurred $7.8 million and $7.6 million of expenses, respectively, associated with these U.S. government inquiries, primarily related to legal fees. We anticipate that future expenses related to these inquires may continue to be significant. In addition, upon the conclusion of these inquiries, we may incur significant expenses associated with compliance and monitoring.
In 2007, as a result of a two-year government investigation regarding potential financial inducements paid to orthopaedic surgeons, five of our competitors entered into deferred prosecution or non-prosecution agreements with the DOJ, and four of those companies entered into settlement agreements with the U.S. Department of Health and Human Services, Office of the Inspector General. If we were to incur fines or enter into financial settlements, it is possible that they could have a material adverse effect to our results of operations, financial condition and cash flow.
Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.
We obtain premarket clearance under Section 510(k) of the FDC Act for products we market in the U.S. We have modified some of our products and product labeling since obtaining 510(k) clearance, but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) modification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require clinical data to be submitted for 510(k) clearance more regularly or may require the more costly, lengthy and uncertain PMA application process. Products that are approved through a PMA application generally need FDA approval before they can be modified. See “Business — Government Regulation.”

If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget.
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes, and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in some of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products.
Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. To remain an exclusive distributor of this material, we must achieve minimum two-year compound annual growth rates. If we fall below the required minimum growth rate, we have an option to preserve our exclusivity by making an additional cash payment for the royalty shortfall; however this payment would have an unfavorable impact on the product’s cost of sales. In 2009, we did not meet the minimum, and we intend to pay approximately $650,000 to maintain exclusivity. No assurances can be made that we will maintain the required minimum growth rates in future years.
In addition, certain biologic products depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2010, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.
We cannot be sure that our supply of DBM, CBM and soft tissue graft for BIOTAPE® XM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM, CBM and soft tissue graft for BIOTAPE® XM will be free from FDA regulatory action impacting their sale of DBM, CBM and soft tissue graft for BIOTAPE® XM. As there is a small number of suppliers, if we cannot continue to obtain DBM, CBM and soft tissue graft for BIOTAPE® XM from our current sources in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM, CBM and soft tissue graft for BIOTAPE® XM on commercially reasonable terms, if at all. This could have the effect of interrupting our business, which could adversely affect our sales.
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
If market clearance is not obtained for enhancements to the CONSERVE® Plus implant in the U.S., growth of our hip product line could be impacted.
In November 2009, we received approval from the FDA to market our original CONSERVE® Plus total hip resurfacing system, which enables us to initiate efforts to introduce additional enhancements to the system which are currently available outside the U.S. We intend to incorporate these future product options into the system’s femoral and component offerings via a PMA Supplement. There can be no assurance that these enhancements will be cleared by the FDA in a timely manner if at all, which could have a significant impact on the future growth of our hip product line.
Our biologics business is subject to emerging governmental regulations that can significantly impact our business.
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA, European Union and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, traceability to the recipient/patient and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Clinical data or review of safety and efficacy are not required before the tissue can be marketed. However, if it is considered a medical device or biologic drug, then FDA clearance or approval is required.
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
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of eight direct sales offices and approximately 75 stocking distribution partners, which combined employ approximately 700 sales representatives who sell in approximately 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For the years ended December 31, 2009, 2008 and 2007, 39% of our net sales were derived from our international operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional foreign governmental controls or regulations on orthopaedic implants and biologic products;

•	new export license requirements, particularly related to our biologic products;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•	changes in third-party reimbursement policy that may require some of the patients who receive our implant products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products;

•	work stoppages or strikes in the healthcare industry, such as those that have affected our operations in France, Canada, Korea and Finland in the past;

•	a shortage of nurses in some of our target markets; and

•	exposure to different legal and political standards due to our conducting business in approximately 60 countries.
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
Any material decrease in our foreign sales may negatively impact our profitability. Our international sales are predominately generated in Europe. In Europe, healthcare regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries.
The collectability of our accounts receivable may be affected by general economic conditions.
Our liquidity is dependent on, among other things, the collection of our accounts receivable. Collections of our receivables may be affected by general economic conditions. Although current economic conditions have not had a material adverse effect on our ability to collect such receivables, we can make no assurances regarding future economic conditions or their effect on our ability to collect our receivables, particularly from our international stocking distributors.
As of December 31, 2009, our accounts receivable balance totaled $101.7 million, and one customer, our stocking distributor in Turkey, accounted for approximately 10% of accounts receivable. As of December 31, 2009 and 2008, the balance due from this customer was $10.7 million, or 10.5% of our accounts receivable balance, and $10.6 million or 10.4% of our accounts receivable balance, respectively, a significant portion of which was past due. As of December 31, 2009, we have recorded a $5.6 million provision for potential losses related to this trade receivable.
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
We are committed to enhancing our corporate compliance program. This will require additional financial and human resources. Successful implementation of our enhanced corporate compliance program will require the full and sustained cooperation of our employees, distributors, and sales agents as well as the healthcare professionals with whom they interact. These efforts will not only require increased expenses, but will also require time and attention from management and key employees preventing them from devoting as much time as they might otherwise spend on other business matters.
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
In October 2009, we announced our plans to close our distribution and finance support office in Creteil, France, to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam. The majority of our restructuring activities were complete by the end of 2009, with Creteil’s distribution and support functions being transferred to our European headquarters in Amsterdam, the Netherlands.
With respect to the restructuring activities in process, we may experience:
•	higher costs of restructuring than we anticipated;

•	difficulties in completing all restructuring activities within the budgeted time; or

•	diversion of our management’s time and attention from other business concerns.
In connection with the closure of our Toulon, France facility, 103 of our former employees have filed claims to challenge the economic justification for their dismissal. To date, we have received judgments for 86 of those claims, the substantial majority of which were unfavorable to us. All of these judgments have been appealed, or are expected to be appealed, by both parties. Management has estimated the probable liability upon the ultimate resolution of these 103 claims to be $4.6 million, and has therefore recorded this amount as a liability within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2009.
If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.
We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. See “Business — Intellectual Property.” These legal means, however, afford only limited protection and may not completely protect our rights. In addition, we cannot be assured that any of our pending patent applications will issue. The USPTO may deny or require a significant narrowing of the claims in our pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.
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
The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. We are currently involved in an intellectual property lawsuit with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation, where it is alleged that our ADVANCE® knee product line infringes one of Howmedica’s patents. In 2009, we received a favorable ruling from the district court ruling that Howmedica’s asserted patent is invalid. However, Howmedica has the right to appeal the decision to the United States Court of Appeals for the Federal Circuit. The judge has determined to also rule on our defense regarding patent unenforceability before Howmedica will be allowed to appeal. See “Legal Proceedings” for more information regarding this lawsuit. If Howmedica were to succeed in obtaining the relief it claims, the court could award damages to Howmedica and impose an injunction against further sales of our product. If a monetary judgment is rendered against us, we may be forced to raise or borrow funds, as a supplement to any available insurance claim proceeds, to pay the damages award.
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
One of our insurers has reserved the right to recover from us up to approximately $10.5 million paid by the insurer for the settlements of 33 product liability lawsuits in West Virginia during 2009. We believe that an ultimate unfavorable resolution of this matter is not probable; therefore, no provision has been made for any claim by our insurer as of the date of this report.
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
We maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to develop and market new and improved products could decrease, and future operating results could be unfavorably affected.
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
Market acceptance will also depend on the ability to demonstrate that existing and new allograft products and technologies are attractive alternatives to existing tissue repair treatment options. To demonstrate this, we rely upon surgeon evaluations of the clinical safety, efficacy, ease of use, reliability and cost effectiveness of our tissue repair options and technologies. Recommendations and endorsements by influential surgeons are important to the commercial success of allograft products and technologies. In addition, several countries, notably Japan, prohibit the use of allografts. If allograft products and technologies are not broadly accepted in the marketplace, we may not achieve a competitive position in the market.
If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products and our sales may decline.
In the U.S., healthcare providers who purchase our products generally rely on third-party payors, principally federally-funded Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products.
In addition, some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. Additionally, there is some likelihood of reform of the U.S. healthcare system, and changes in reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of our products may decline. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Canada, and some European and Asian countries, in particular France, Japan, Taiwan and Korea, have tightened reimbursement rates. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. See “Business — Third-Party Reimbursement” for more information regarding reimbursement in the U.S. and abroad.
Our business could be significantly and adversely impacted if certain types of healthcare reform programs are adopted and other legislative proposals are enacted into law.
Recently, President Obama and Congress have proposed significant reforms to the U.S. healthcare system. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes.
On November 7, 2009, the U.S. House of Representatives passed its healthcare reform bill, the Affordable Health Choices Act, H.R. 3962. Among other initiatives, this bill authorizes the creation of a national public plan that would negotiate rates with providers and would be offered through a new national health insurance exchange market, and imposes a 2.5% deductible excise tax on domestic sales of certain medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform over a period of 10 years.
On December 24, 2009, the U.S. Senate passed its own version of a healthcare reform bill, the Patient Protection and Affordable Health Care Act, H.R. 3590. The Senate bill contains no provision for a national public plan but does authorize the creation of at least two multi-state plans to be offered on a new national health insurance exchange market and also authorizes approximately $6 billion to fund a Consumer Operated and Oriented Plan to support the creation of non-profit, member-run health insurance companies that would be offered through the exchange. The Senate bill also includes a $2 billion annual non-deductible excise tax on medical device manufacturers and importers, which applies to any domestic sales of certain medical devices after December 31, 2009, rising to a $3 billion annual excise tax after 2017.
It remains unclear how or when the differences between the two bills will be resolved, or if a final bill ultimately will be enacted. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty which healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, significantly increase our cost of doing business, and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax contained in the proposed legislation from either the House or Senate bills is enacted into law, and we are unable to increase the selling prices of our products to mitigate its impact, our effective tax rate and results of operations would be materially and adversely affected.
There is an increasing trend for more criminal prosecutions and compliance enforcement activities for noncompliance with the Health Insurance Portability and Accountability Act (HIPAA) as well as for data breaches involving protected health information (PHI). In the ordinary course of our business, we may receive PHI. If we are unable to comply with HIPAA or experience a data breach involving PHI, we could be subject to criminal and civil sanctions.
Several states have enacted or are considering enacting legislation that limit the types of interactions we can have with Health Care Professionals (HCPs). These state laws may inhibit our ability to train HCPs on the safe and effective use of our products as well as make it more difficult to work with HCPs on developing new products. This could have a negative impact on our business.
If surgeons do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits.
For us to sell our products, surgeons must prescribe them. We may not obtain the necessary recommendations or endorsements from surgeons. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to products of our competitors and on training surgeons in the proper application of our products.
We rely on our independent sales distributors and sales representatives to market and sell our products.
Our success depends largely upon marketing arrangements with independent sales distributors and sales representatives, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales representatives may terminate their relationships with us or devote insufficient sales efforts to our products. We do not control our independent distributors, and they may not be successful in implementing our marketing plans. Our failure to maintain our existing relationships with our independent distributors and sales representatives could have an adverse effect on our operations. Similarly, our failure to recruit and retain additional skilled, independent sales distributors and sales representatives could have an adverse effect on our operations. We have experienced turnover with some of our independent sales distributors in the past, which adversely affected short-term financial results while we transitioned to new independent sales distributors. While we believe these transitions have been managed effectively, similar occurrences could happen in the future with different results which could have a greater adverse effect on our operations than we have previously experienced.
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
If a natural or man-made disaster strikes our manufacturing facility, we could be unable to manufacture our products for a substantial amount of time and our sales could be disrupted.
We rely on a single manufacturing facility in Arlington, Tennessee. The Arlington facility and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facility may be affected by natural or man-made disasters. In the event our facility is affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we have adequate disaster recovery plans in place and we possess adequate insurance for damage to our property and the disruption of our business from casualties, such plans and insurance may not cover such disasters and all of our potential losses and may not continue to be available to us on acceptable terms or at all.
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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Approximately 28% of our total net sales were denominated in foreign currencies during the years ended December 31, 2009, 2008 and 2007, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Our international net sales were unfavorably impacted by the impact of foreign currency fluctuations of approximately $3.0 million in 2009, compared to the favorable impact of $7.9 million and $6.1 million in 2008 and 2007, respectively. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
We currently employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 815, Derivatives and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred. We have not historically entered into hedging activities to mitigate the risk of foreign currency fluctuations in our statement of operations.
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:
•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	increased competition;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency rates;

•	the timing of significant orders and shipments;

•	availability of raw materials;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements and enforcement practices;

•	changes in accounting policies, estimates and treatments;

•	restructuring charges, costs associated with our U.S. governmental inquiries and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices and manufacturing variances;

•	income tax fluctuations; and

•	general economic factors.
We believe our quarterly sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in sales or earnings from levels expected by securities or orthopaedic industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.
Conversion of our convertible senior notes into common stock could result in dilution to our stockholders.
Our convertible senior notes due 2014, with a face amount of $200 million, are convertible at the option of the holder, subject to certain conditions, into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of approximately $32.65 per share, subject to adjustment, at any time before close of business on the business day preceding December 1, 2014, the maturity date of the notes. Beginning December 6, 2011, we may redeem the notes for cash, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest, if the closing sales price of our common stock has exceeded 140% of the conversion price for at least 20 trading days in any 30-day trading period. In addition, if we experience a fundamental change event, as defined in the note agreement, we may be required to purchase for cash all or a portion of the notes, at a price equal to 100% of the principal amount of the notes plus any unpaid and accrued interest. Additionally, if upon a fundamental change event a holder elects to convert its notes, we may, under certain circumstances, increase the conversion rate for the notes surrendered. All of the above rights are subject to certain limitations imposed by our credit facility. Any issuance of shares as a result of the conversion of the notes would result in dilution to our stockholders.
We may be prohibited from paying the convertible senior notes when they are due or be unable to raise the funds necessary to repay the notes when due or finance a fundamental change purchase.
At maturity, the entire outstanding principal amount, which is currently $200 million, of our convertible senior notes due 2014 will become due and payable. In addition, upon the occurrence of a fundamental change event, holders of notes may require us to purchase their notes. A fundamental change event includes (1) a change in ownership, (2) a consummation of a recapitalization, reclassification, or change of common stock, share exchange or a consolidation or merger, (3) the first day the majority of our board of directors does not consist of continuing directors, (4) stockholder approval of any plan or proposal for liquidation of Wright, or (5) when our common stock ceases to be listed on the national securities exchange in the United States, except as a result of a merger, tender offer or exchange offer for our common stock. Additionally, the principal amount of our convertible notes will become due upon an uncured or unwaived default in our senior credit facility. However, we may not have sufficient funds to repay the notes at maturity or to make the required purchase of the notes.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a manufacturing facility, a warehouse, and an administration building with research and development facilities located on more than 50 acres in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement that is automatically renewable through 2049. We may exercise an option to purchase the manufacturing facility from the IDB at a nominal price at any time during the lease term. We also own a small facility in Arlington used for pre-production engineering and general production. We lease the warehouse from the IDB under a lease agreement that has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease a portion of the administration building from the IDB under a lease agreement that expires on July 8, 2011. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have prepaid, at any time during the lease term. We own another portion of the administrative building that was built in 2004.
During 2009, we purchased a building to address our future warehousing and customer service space requirements. This property was subsequently placed into a lease agreement with the Arlington IDB. The lease agreement expires in 2020, and we can purchase the property at any time for $1,000. This building is being renovated to meet our requirements and will be occupied in 2010.
Our international operations include warehouse, sales, research and development and administrative facilities located in several countries. Our primary international warehouse is located in a leased facility in the Netherlands. Our primary international research and development facility is located in leased facilities in Milan, Italy. Our sales offices in Italy, the United Kingdom, Germany, Belgium, Japan and Canada also include warehouse and administrative space.
Item 3. Legal Proceedings.
From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. In 2009, we received a favorable ruling from the District Court ruling that Howmedica’s asserted patent is invalid. However, Howmedica has the right to appeal the decision to the Federal Circuit. The judge has determined to also rule on our defense regarding patent unenforceability before Howmedica will be allowed to appeal. No provision has been made for this contingency as of December 31, 2009. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 33 of the lawsuits, plaintiffs alleged that Dr. King inappropriately used a biologic product sold by us. In these lawsuits, plaintiffs named us as a defendant and alleged that our products had not been properly cleared by the United States Food and Drug Administration, that we failed to warn that our products were not safe for their intended use, and that we knew that Dr. King was not properly trained or was performing the surgeries inappropriately. Plaintiffs also alleged that we and two other co-defendants entered into a joint venture with Dr. King and/or his physician assistant, David McNair, such that we could be held liable for his/their conduct. Plaintiffs further asserted claims based on strict liability, express and implied breach of warranty, civil conspiracy, and negligence. They sought damages related to alleged lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering, and punitive and other damages. During 2009, we settled these 33 lawsuits pending against us, all of which were funded by our insurance carriers.
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

	High	Low
Fiscal Year 2008
First Quarter	$29.98	$21.06
Second Quarter	$31.49	$23.53
Third Quarter	$33.26	$28.00
Fourth Quarter	$30.71	$15.18
Fiscal Year 2009
First Quarter	$22.35	$11.17
Second Quarter	$16.97	$12.03
Third Quarter	$18.38	$13.37
Fourth Quarter	$19.40	$15.32
Holders
As of February 2, 2010, there were 689 stockholders of record and an estimated 11,404 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2009 (in thousands):

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon exercise	Weighted-average	equity compensation
	of outstanding options	exercise price of	plans
Plan Category	(in thousands)	outstanding options	(in thousands)
Equity compensation plans approved by security holders	3,965	$23.79	1,122
Equity compensation plans not approved by security holders	—	—	—

Total	3,965	$23.79	1,122

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2004 to December 31, 2009, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2004, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.
Cumulative Total Stockholder Returns
Based on Reinvestment of $100.00 Beginning on December 31, 2004

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Wright Medical Group, Inc.	$100.00	$71.58	$81.67	$102.33	$71.68	$66.46
Nasdaq U.S. Companies Index	100.00	102.13	112.18	121.67	58.64	79.70
Nasdaq Medical Equipment	100.00	109.81	115.73	147.16	79.25	108.49
Companies Index
Copyright 2010: CRSP Center for Research in Security Prices, University of Chicago, Booth School of Business. Zacks Investment Research, Inc. Used with permission. All rights reserved.

Item 6.	Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements audited by KPMG LLP. The audited consolidated financial statements as of December 31, 2009, 2008, and 2007, and for the years then ended, are included elsewhere in this annual report. The audited consolidated financial statements as of December 31, 2006 and 2005, and for the years then ended, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations:
Net sales	$487,508	$465,547	$386,850	$338,938	$319,137
Cost of sales (1)	148,715	134,377	108,407	97,234	91,752
Cost of sales — restructuring (2)	—	—	2,139	—	—

Gross profit	338,793	331,170	276,304	241,704	227,385
Operating expenses:
Selling, general and administrative (1)	270,456	261,396	225,929	192,573	167,365
Research and development (1)	35,691	33,292	28,405	25,551	22,289
Amortization of intangible assets	5,151	4,874	3,782	4,149	4,250
Restructuring charges (2)	3,544	6,705	16,734	—	—
Acquired in-process research and development costs (3)	—	2,490	—	—	—

Total operating expenses	314,842	308,757	274,850	222,273	193,904

Operating income	23,951	22,413	1,454	19,431	33,481
Interest expense (income), net	5,466	2,181	(1,252)	(1,127)	(176)
Other expense(income), net (4)	2,873	(1,338)	375	(1,643)	237

Income before income taxes	15,612	21,570	2,331	22,201	33,420
Provision for income taxes(7)	3,481	18,373	1,370	7,790	12,355

Net income	$12,131	$3,197	$961	$14,411	$21,065

Net income per share:
Basic	$0.32	$0.09	$0.03	$0.42	$0.62

Diluted	$0.32	$0.09	$0.03	$0.41	$0.60

Weighted-average number of common shares outstanding — basic	37,366	36,933	35,812	34,434	33,959

Weighted-average number of common shares outstanding — diluted	37,443	37,401	36,483	35,439	35,199

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$84,409	$87,865	$229,026	$57,939	$51,277
Marketable securities	86,819	57,614	15,535	30,325	25,000
Working capital	421,647	401,406	417,817	220,306	196,126
Total assets	714,284	692,130	669,985	409,402	371,810
Long-term liabilities	204,919	205,253	207,820	14,162	15,547
Stockholders’ equity	440,408	411,628	388,781	335,824	292,008

	Year Ended December 31,
	2009	2008	2007	2006	2005
Other Data:
Cash flow provided by (used in) operating activities	$71,751	$(3,610)	$24,424	$29,975	$5,291
Cash flow used in investing activities	(74,956)	(148,942)	(63,841)	(28,349)	(31,583)
Cash flow provided by (used in) financing activities	532	12,406	209,897	4,646	(5,379)
Depreciation	32,717	26,462	23,522	21,361	17,895
Stock-based compensation expense (5)	13,191	13,501	16,532	13,840	467
Capital expenditures(6)	37,190	61,936	35,042	29,643	30,356

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Cost of sales	$1,285	$1,244	$2,046	$854	$12
Selling, general and administrative	10,077	10,644	12,061	10,766	449
Research and development	1,829	1,613	2,425	2,220	6

(2)	During the years ended December 31, 2009, 2008 and 2007, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon and Creteil, France, totaling $3.5 million, $6.7 million and $16.7 million, respectively. See Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for a detailed discussion of these activities and the associated charges.

(3)	During the year ended December 31, 2008, we recorded $2.5 million of in-process research and development charges associated with our acquisition of Inbone Technologies, Inc.

(4)	During the year ended December 31, 2009, we recorded a $2.6 million write off of the cumulative translation adjustment (CTA) balances from certain subsidiaries following the substantially complete liquidation of these entities. See Note 2 to our consolidated financial statements for additional discussion of this charge.

(5)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which requires stock-based compensation costs to be measured using the grant date fair value and recognized as expense over the related service period. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 718, Compensation — Stock Compensation. We elected the modified prospective method of transition, under which prior periods were not revised for comparative purposes. As a result, 2009, 2008, 2007, and 2006 amounts are not comparable to 2005.

(6)	During the year ended December 31, 2009 and 2008, our capital expenditures included approximately $5.9 million and $16.9 million, respectively, related to the expansion of our Arlington, Tennessee facilities.

(7)	During the year ended December 31, 2008, we recorded a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting estimates.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or have been damaged through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as foot and ankle and upper extremity markets, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications. Additionally, in recent years we have focused significant efforts in increasing our presence in the higher-growth extremities and biologics markets. Our extensive foot and ankle product portfolio, our over 100 specialized foot and ankle sales representatives, and our increasing level of training of extremities-focused surgeons has resulted in our company being a recognized leader in the foot and ankle market. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons and podiatrists.
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct research and development, manufacturing, warehousing and administrative activities. Our domestic sales accounted for 61% of total revenue in 2009. Outside the U.S., we have research, distribution and administrative facilities in Milan, Italy; distribution and administrative facilities in Amsterdam, the Netherlands; and sales and distribution offices in Canada, Japan and throughout Europe. We market our products in approximately 60 countries through a global distribution system that consists of a sales force of approximately 1,100 individuals who promote our products to orthopaedic surgeons and hospitals and other healthcare facilities. At the end of 2009, we had approximately 400 sales associates and independent sales distributors in the U.S., and approximately 700 sales representatives internationally, who were employed through a combination of our stocking distribution partners and direct sales offices.
Principal Products. We specialize in those products used by extremity focused surgeon specialists which include products for the reconstruction, trauma and arthroscopy markets, hip and knee reconstructive joint devices and biologic products. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell orthopaedic products not considered to be part of our knee, hip, extremity or biologics product lines.
Our extremities product line includes products for both the foot and ankle and the upper extremity markets. Our principal foot and ankle portfolio includes the CHARLOTTE™ foot and ankle system, the DARCO® MFS, DARCO® MRS and DARCO® FRS locked plating systems, the INBONE™ total ankle system, the SIDEKICK™ external fixation systems, and the SWANSON line of toe joint replacement products. Our upper extremity portfolio includes the EVOLVE® radial head prosthesis for elbow fractures, the MICRONAIL® intramedullary wrist fracture repair system, the RAYHACK® osteotomy system, and the SWANSON line of finger joint replacement products.
Our biologic products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologic products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® injectable regenerative graft, the OSTEOSET® synthetic bone graft substitute, and the CANCELLO-PURE™ wedge products.

Our knee reconstruction products position us well in the areas of total knee reconstruction, revision replacement implants and limb preservation products. Our principal knee product is the ADVANCE® knee system. Additionally, in April 2009 we launched our PROPHECY™ pre-operative navigation guides for knee replacement, which enables surgeons to plan precise implant placement and alignment before a procedure in order to increase accuracy and decrease surgery time.
Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Our hip reconstruction products include the CONSERVE® family of products, the PROFEMUR® family of hip stems, the DYNASTY™ acetabular cup system, the ANCA-FIT™ hip system, the PERFECTA® hip system, and the LINEAGE® acetabular system.
Significant Business Developments. Net sales grew 5% in 2009, totaling $487.5 million, compared to $465.5 million in 2008. Our extremity product line contributed significantly to our performance in 2009, achieving a 21% growth rate. Additionally, our hip and knee product lines grew by 4% and 2%, respectively, which were partially offset by a decline of 4% in our biologics product line.
Our domestic extremity business experienced year-over-year growth from 2008 to 2009 totaling 25%, as a result of the continued success of our CHARLOTTE™ foot and ankle system and our DARCO® plating systems, as well as product sales from our 2008 acquisitions of the INBONE™ total ankle system, and the Rayhack® Osteotomy System. We anticipate that growth within our domestic extremities business will continue to increase, as sales of our CHARLOTTE™, DARCO®, INBONE™ and Rayhack® products continue to increase and as we continue to expand our extremity product offerings.
Our international sales increased by 2% during 2009 as compared to 2008. This increase was driven by growth in our Asian markets and certain European markets, offset by continued declines in France, lower sales to our stocking distributor in Turkey and a $3.0 million unfavorable currency impact compared to 2008.
Our net income increased to $12.1 million in 2009, from $3.2 million in 2008, primarily due to the $11.2 million valuation allowance recorded in 2008 associated with our French net operating losses (NOLs).
Opportunities and Challenges. Our results of operations can be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility, or result in charges which are unusual or non-recurring. The current state of the global economy has negatively impacted industry growth rates in both domestic and international markets during 2009, and we are unable to predict when these markets will return to historical rates of growth.
In our domestic markets, we expect that an expansion of our sales force and product offerings will favorably impact our extremities and biologics businesses in 2010. However, we continue to expect that our domestic hip and knee business will continue to be unfavorably impacted by the economic downturn, and we therefore expect these businesses to grow slightly less than the market growth rates in the latter part of 2010.
During 2010, we expect a relatively stable pricing environment internationally. Given that, combined with the anticipated impact of our new Australian subsidiary, as well as the annualization of the lower levels of revenues from our international stocking distributor in Turkey, we anticipate moderate levels of sales growth in our international business. This, however, could be impacted by foreign currency translation due to strengthening of the U.S. dollar as compared with currencies such as the euro.
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

Results of Operations
Comparison of the year ended December 31, 2009 to the year ended December 31, 2008
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales

Net sales	$487,508	100.0%	$465,547	100.0%
Cost of sales	148,715	30.5%	134,377	28.9%

Gross profit	338,793	69.5%	331,170	71.1%
Operating expenses:
Selling, general and administrative	270,456	55.5%	261,396	56.1%
Research and development	35,691	7.3%	33,292	7.2%
Amortization of intangible assets	5,151	1.1%	4,874	1.0%
Restructuring charges	3,544	0.7%	6,705	1.4%
Acquired in-process research and development	—	0.0%	2,490	0.5%

Total operating expenses	314,842	64.6%	308,757	66.3%

Operating income	23,951	4.9%	22,413	4.8%
Interest expense, net	5,466	1.1%	2,181	0.5%
Other income, net	2,873	0.6%	(1,338)	(0.3%)

Income before income taxes	15,612	3.2%	21,570	4.6%
Provision for income taxes	3,481	0.7%	18,373	3.9%

Net income	$12,131	2.5%	$3,197	0.7%

     The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2009	2008	% Change

Hip products	$167,869	$160,788	4.4%
Knee products	122,178	119,895	1.9%
Extremity products	107,375	88,890	20.8%
Biologics products	79,120	82,399	(4.0%)
Other	10,966	13,575	(19.2%)

Total net sales	$487,508	$465,547	4.7%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2009 and 2008:
Net sales. Our domestic net sales totaled $299.6 million in 2009 and $282.1 million in 2008, representing approximately 61% of total net sales in each year and a 6% increase in 2009 over 2008. Our international net sales totaled $187.9 million in 2009, a 2% increase as compared to net sales of $183.5 million in 2008. Our 2009 international net sales included an unfavorable foreign currency impact of approximately $3.0 million when compared to 2008 net sales, principally resulting from the 2009 performance of the Japanese yen and the euro against the U.S. dollar. The unfavorable currency impact, continued declines in France, and a reduction in sales to our stocking distributor in Turkey were offset by an increase in international sales due to continued growth in our Asian markets, primarily within our hip product lines, as well as certain of our European markets.
Our net sales growth in 2009 by product line was led by our extremities product line, which increased 21% over 2008, while our hip and knee businesses increased 4% and 2%, respectively, and our biologic products declined 4%.
Our extremity product net sales increased to $107.4 million in 2009, representing growth of 21% over 2008. Our domestic extremity product net sales increased 25%, primarily resulting from the continued success of our CHARLOTTE™ foot and ankle system and our DARCO® plating systems, as well as sales related to our INBONE™ and Rayhack® products, which were acquired in April 2008 and September 2008, respectively. International extremity sales growth in our European markets and Canada was partially offset by an unfavorable currency impact of $830,000 compared to 2008.
Our hip product net sales totaled $167.9 million in 2009, representing a 4% increase over 2008. This increase was driven by increased sales of our PROFEMUR® hip system, as well as higher levels of sales of our DYNASTY® acetabular cup system, which was launched during the second quarter of 2008. Domestic hip sales were relatively flat in 2009 compared to 2008 with growth of 1% year-over-year. Our international hip business increased in 2009 by 7% over 2008 primarily due to growth in our Asian markets. International hip sales included a $160,000 favorable currency impact compared to 2008.
Net sales of our knee products totaled $122.2 million in 2009, representing growth of 2% over 2008. Year-over-year growth in our ADVANCE® knee systems, primarily in our international markets, totaled 5%, which was partially offset by declines across our other, more mature knee product offerings. Additionally, our international knee sales include an unfavorable currency impact of $680,000 compared to 2008.

Net sales of our biologic products totaled $79.1 million in 2009, which represents a 4% decrease as compared to 2008. Our domestic net sales of biologics decreased 2% from 2008, resulting from lower levels of sales of our ALLOMATRIX® product line, partially offset by increased sales of our PRO-DENSE® injectable regenerative graft and our GRAFTJACKET® tissue repair products. Our international net sales of biologics decreased 15% over prior year, primarily the result of the suspension of biologics distribution in Belgium and Turkey due to changes in reimbursement rates and a $650,000 unfavorable currency impact.
Cost of sales. Our cost of sales as a percentage of net sales increased from 28.9% in 2008 to 30.5% in 2009. This increase is primarily attributable to higher levels of excess and obsolete inventory provisions, increased raw material and other manufacturing costs, and unfavorable currency exchange rates. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume and currency exchange rates.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 55.5% and 56.1% in 2009 and 2008, respectively. Selling, general and administrative expense for 2009 included $10.1 million of non-cash, stock-based compensation expense (2.1% of net sales), $7.8 million of costs, primarily legal fees, associated with U.S. government inquiries (1.6% of net sales), and a $5.6 million provision for potential losses associated with a trade receivable (1.1% of net sales). During 2008, selling, general and administrative expense included $10.6 million of non-cash, stock-based compensation expense (2.3% of net sales), $7.6 million of costs, primarily legal fees, associated with U.S. government inquiries (1.6% of net sales), and $2.3 million of expense due to an unfavorable appellate court decision (0.5% of net sales). The remaining expenses declined by 1.0 point as a percentage of net sales as a result of cost savings initiatives, primarily in our European subsidiaries, and lower levels of cash incentive compensation, partially offset by increased expenses associated with global compliance efforts.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments to grow our business, as we continue to incur expenses associated with the U.S. government inquiries, which we believe may continue to be significant, and as our spending related to the global compliance requirements of our industry increases.
Research and development. Our investment in research and development activities represented 7.3% and 7.2% of net sales in 2009 and 2008, respectively. Our research and development expense included non-cash, stock-based compensation expense of $1.8 million (0.4% of net sales) in 2009, compared to $1.6 million (0.3% of net sales) in 2008. The remaining expenses were relatively flat as a percentage of net sales as increased spending on product development grew at the same rates as sales.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of intangible assets. Charges associated with amortization of intangible assets totaled $5.2 million in 2009, as compared to $4.9 million in 2008. The increase is attributable to a full year of amortization during 2009 for intangible assets associated with our 2008 acquisitions. Based on the intangible assets held at December 31, 2009, we expect to amortize approximately $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.

Acquired in-process research and development (IPRD). During 2008, upon our acquisition of Inbone Technologies, Inc., we immediately recognized as expense $2.5 million in costs representing the estimated fair value of acquired IPRD that had not yet reached technological feasibility and had no alternative future use.
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

	Year net cash	Discount rate including	Acquired
	in-flows expected to	factor to account for	IPRD (in
Project	begin	uncertainty of success	thousands)

INBONE™ Calcaneal Stem Implant	2009	18%	$2,490
The INBONE™ Calcaneal Stem implant (Calcaneal Stem) is an implant device designed to attach on the INBONE™ talar dome and achieve bone implant stability by engaging the inside of the talar bone spanning into the calcaneal bone after the two bones have been stabilized together. We expect this device to bring increased sales to the existing INBONE™ total ankle system. The product is complete, but it has not yet received all the necessary FDA clearances to bring the product into a commercially viable product. Prior to our acquisition, Inbone filed a 510(k) premarket notification for the Calcaneal Stem and had received questions from the FDA. Subsequent to the acquisition, we received additional questions from the FDA. Due to the complexity of these additional questions and the FDA’s requirement for clinical data in support of the safety and efficacy of the Calcaneal Stem, we are currently working on the development of an investigational device exemption protocol that will subsequently support a premarket approval (PMA) filing for market approval. This protocol will require two year follow-ups of the enrolled patients; therefore market approval is not expected prior to the end of 2012. We do not believe that this additional work will result in a material amount of expenses.
We are continuously monitoring our research and development projects. We believe that the assumptions used in the valuation of acquired IPRD represent a reasonably reliable estimate of the future benefits attributable to the acquired IPRD. No assurance can be given that actual results will not deviate from those assumptions in future periods.
Interest expense (income), net. Interest expense (income), net, consists of interest expense of $6.5 million and $7.0 million in 2009 and 2008, respectively, primarily from our $200 million of convertible senior notes due 2014 issued in November 2007, our capital lease agreements, and certain of our factoring agreements. This was partially offset by interest income of $1.0 million and $4.8 million during 2009 and 2008, respectively, generated by our invested cash balances and investments in marketable securities. The decline in interest income is due to the overall decline in interest rates on our invested cash balances and investments in marketable securities during 2009.
The amounts of interest income we realize in 2010 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other expense (income), net. Other expense (income), net, totaled $2.9 million of expense during 2009 compared to $1.3 million of income during 2008. During 2009, we recognized $2.6 million of expense related to the write-off of the CTA balances for certain subsidiaries that have been substantially liquidated. During 2008, we recognized $900,000 of deferred gain associated with the 2007 disposition of our ADCON®-Gel assets.

Provision for income taxes. We recorded tax provisions of $3.5 million and $18.4 million in 2009 and 2008, respectively. Our effective tax rate for 2009 and 2008 was 22.3% and 85.2% respectively. In 2009, we reduced our valuation allowance as a result of a change in estimate regarding the jurisdiction where certain deductions would be recognized for tax purposes, which decreased our effective tax rate by 6 percentage points. In 2008, we recognized a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France, which increased our effective tax rate by 59 percentage points.
Comparison of the year ended December 31, 2008 to the year ended December 31, 2007
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2008		2007
	Amount	% of Sales	Amount	% of Sales

Net sales	$465,547	100.0%	$386,850	100.0%
Cost of sales	134,377	28.9%	108,407	28.0%
Cost of sales — Restructuring	—	0.0%	2,139	0.6%

Gross profit	331,170	71.1%	276,304	71.4%
Operating expenses:
Selling, general and administrative	261,396	56.1%	225,929	58.4%
Research and development	33,292	7.2%	28,405	7.3%
Amortization of intangible assets	4,874	1.0%	3,782	1.0%
Restructuring charges	6,705	1.4%	16,734	4.3%
Acquired in-process research and development	2,490	0.5%	—	0.0%

Total operating expenses	308,757	66.3%	274,850	71.0%

Operating income	22,413	4.8%	1,454	0.4%
Interest expense (income), net	2,181	0.5%	(1,252)	(0.3%)
Other (income) expense, net	(1,338)	(0.3%)	375	0.1%

Income before income taxes	21,570	4.6%	2,331	0.6%
Provision for income taxes	18,373	3.9%	1,370	0.4%

Net income	$3,197	0.7%	$961	0.2%

     The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2008	2007	% Change

Hip products	$160,788	$134,251	19.8%
Knee products	119,895	102,334	17.2%
Extremity products	88,890	62,302	42.7%
Biologics products	82,399	76,029	8.4%
Other	13,575	11,934	13.8%

Total net sales	$465,547	$386,850	20.3%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2008 and 2007:
Net sales. Our domestic net sales totaled $282.1 million in 2008 and $235.7 million in 2007, representing approximately 61% of total net sales in each year and a 20% increase over 2007. Our international net sales totaled $183.5 million in 2008, a 21% increase as compared to net sales of $151.1 million in 2007. Our 2008 international net sales included a favorable foreign currency impact of approximately $7.9 million when compared to 2007 net sales, principally resulting from the 2008 performance of the Japanese yen and the euro against the U.S. dollar. The remaining increase in international sales is attributable to growth in our Asian and European markets, primarily within our hip and knee product lines.
From a product line perspective, our net sales growth for 2008 was attributable to increases in sales across all four of our principal product lines. For 2008, we experienced growth of 43%, 20%, 17%, and 8% in our extremity, hip, knee, and biologics, respectively. During 2008, our extremity sales growth was attributable primarily to the continued success of our CHARLOTTE™ foot and ankle system and increased sales of our DARCO® plating systems, as well as sales of our INBONE™ products acquired during the second quarter of 2008. The increase in our hip product sales was driven by increased sales of our PROFEMUR® hip system, our CONSERVE® family of products, our DYNASTY® acetabular cup system and sales of revision hip stems introduced during the second quarter 2008. Sales of our knee products increased in 2008 compared to the prior year as a result of growth in our ADVANCE® knee systems, which was partially offset by declines across our other, more mature knee product offerings. The growth of our biologics business in 2008 was primarily attributable to increased sales of our PRO-DENSE® injectable regenerative graft, our GRAFTJACKET® tissue repair and containment membranes and our CANCELLOPURE™ wedge products.
Cost of sales. In 2008, our cost of sales as a percentage of net sales increased from 28.0% in 2007 to 28.9% in 2008. This increase was primarily attributable to unfavorable shifts in our geographic and product line sales mix and increased raw material and other manufacturing costs, which were partially offset by lower levels of non-cash stock-based compensation expense. Our cost of sales included 0.3 percentage points and 0.5 percentage points of non-cash, stock-based compensation expense in 2008 and 2007, respectively.
Cost of sales — restructuring. In 2007, we recorded $2.1 million, 0.6% of net sales, of charges associated with the closure of our manufacturing facility in Toulon, France for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity which were expensed as period costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 330, Inventory.

Operating expenses. Our total operating expenses decreased, as a percentage of net sales, by 4.7 percentage points to 66.3% in 2008. Operating expenses include selling, general and administrative expenses, research and development expenses, amortization of intangibles and restructuring charges. The decrease in operating expenses was attributed primarily to decreased restructuring expenses, as well as lower levels of expenses due to our restructuring efforts in Toulon, France, lower levels of professional fees, decreased stock-based compensation, and the leveraging of fixed administrative fees, all of which were partially offset by costs associated with the U.S. government inquiries and the 2008 charge for in-process research and development.
Provision for income taxes. Our effective tax rate for 2008 and 2007 was 85.2% and 58.8%, respectively. Our 2008 effective tax rate includes a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France, which increased our effective tax rate by 59 percentage points.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons. This meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this three-day event, we display our most recent and innovative products to these surgeons.
Restructuring
Toulon, France
In 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which we determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $30 million, of which we have recognized $27.0 million through December 31, 2009. We anticipate that recording the remaining $1 million to $3 million of restructuring expenses could have a material impact on our results of operations in the period incurred, however we do not expect that the restructuring will have a material impact on our financial condition or liquidity. We began realizing the benefits from this restructuring within selling, general and administrative expenses in 2008. While we began realizing the benefits from this restructuring within cost of sales in 2009, unfavorable currency exchange rates and increased raw material and other manufacturing costs have offset some of those benefits. See Note 14 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further discussion of our restructuring charges.
Creteil, France
In October 2009, we announced plans to close our distribution and finance support office in Creteil, France, to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands. Direct sales in France will continue and will be serviced by independent sales agents. We have estimated that total pre-tax restructuring charges will be approximately $3 million to $4 million, of which we have recognized $2.1 million through December 31, 2009. We anticipate that recording the remaining restructuring expenses may have a material impact on our results of operations in the period incurred; however we do not expect that this restructuring will have a material impact on our financial condition or liquidity. We will realize the benefits from this restructuring within selling, general and administrative expenses beginning in 2010. See Note 14 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2009	2008
Cash and cash equivalents	$84,409	$87,865
Marketable securities	86,819	57,614
Working capital	421,647	401,406
Line of credit availability	100,000	100,000
During the first quarter of 2008, we liquidated our investments in auction rate securities into cash equivalents. For the remainder of 2008 and throughout 2009, we invested in treasury bills, government bonds, agency bonds and certificates of deposit with maturities of less than 12 months. We have classified these marketable securities as available-for-sale.
Operating Activities. Cash provided by operating activities totaled $71.8 million in 2009, as compared to cash used by operating activities of $3.6 million in 2008 and cash provided by operating activities of $24.4 million in 2007. The increase in cash provided by operating activities in 2009 is primarily attributable to changes in working capital, as inventory balances decreased significantly due to a focus on inventory management during 2009, and accounts receivable decreased as the result of diligent collection efforts, which were partially offset by the 2008 liquidation of our investments in auction rate securities that were classified as trading securities.
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
Investing Activities. Our capital expenditures totaled $37.2 million in 2009, $61.9 million in 2008 and $35.0 million in 2007. The decrease in 2009 compared to 2008 is attributable to lower levels of expenditures related to the expansion of our Arlington, Tennessee facilities ($5.9 million in 2009 and $16.9 million in 2008) as well as lower levels of investments in surgical instrumentation related to acquired and new products. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures of approximately $40 million in 2010 for routine capital expenditures, as well as approximately $7 million for the continued expansion of facilities in Arlington, Tennessee.
Financing Activities. During 2009, proceeds of $680,000 were generated from the issuance of common stock upon exercise of stock options granted under our stock-based compensation plans and purchases under the employee stock purchase plan. These proceeds were offset by $153,000 in principal payments related to our long-term capital lease obligations.
In early 2009, we terminated certain accounts receivable factoring agreements. While these factoring agreements were active, the cash proceeds, net of the amount of factored receivables collected, were reflected as cash flows from financing activities in our consolidated statements of cash flows. The proceeds received under these agreements during 2008 and 2007 were $6.6 million and $3.6 million, respectively. These proceeds were offset by payments for factored receivables collected of $7.0 million and $7.1 million in 2008 and 2007, respectively. We recorded obligations of $54,000 for the amount of receivables factored under these agreements as of December 31, 2008, which are included within “Accrued expenses and other current liabilities” in our consolidated balance sheet.
In 2010, we will make continued payments under our long-term capital leases, including interest, of $352,000 and we will make scheduled interest payments under our convertible senior notes of $5.3 million.
On December 31, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of an annual base rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.
During 2007, we issued $200 million of Convertible Senior Notes due 2014, which generated net proceeds of $193.5 million. The notes require us to pay interest semiannually at an annual rate of 2.625%. The notes are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. We will make scheduled interest payments in 2010 related to the notes totaling $5.3 million.
Contractual Cash Obligations. At December 31, 2009, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2010	2011-2012	2013-2014	After 2014

Amounts reflected in consolidated balance sheet:
Capital lease obligations(1)	$702	$352	$322	$28	$—
Convertible senior notes(2)	200,000	—	—	200,000	—
Contingent consideration	1,675	1,675	—	—	—

Amounts not reflected in consolidated balance sheet:
Operating leases	17,792	9,286	7,887	508	111
Interest on convertible senior notes(3)	25,813	5,250	10,500	10,063	—
Purchase obligations	5,086	2,543	2,543	—	—
Royalty and consulting agreements	1,370	242	484	374	270

Total contractual cash obligations	$252,438	$19,348	$21,736	$210,973	$381

(1)	Payments include amounts representing interest.

(2)	Represents long-term debt payment provided holders of the Convertible Senior Notes due 2014 do not exercise the option to convert each $1,000 note into 30.6279 shares of our common stock. Our convertible senior notes are discussed further in Note 7 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(3)	Represents interest on Convertible Senior Notes due 2014 payable semiannually with an annual interest rate of 2.625%.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2009. The minimum lease payments related to these leases are discussed further in Note 7 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2009. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 15 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Our purchase obligations reflected in the table above consist of minimum purchase obligations related to certain supply agreements. The royalty and consulting agreements in the above table represent minimum payments under non-cancelable contracts with consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2009. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 15 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Our contingent consideration obligations reflected in the table above consist of minimum guaranteed payments related to our acquisition of Inbone Technologies, Inc. Additionally, cash payments of up to $12 million may be made related to this and certain other of our acquisitions based upon future financial and operational performance of the acquired assets.
In addition to the contractual cash obligations discussed above, all of our domestic sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to royalties earned based on product sales.
Additionally, as of December 31, 2009, we had $2.8 million of unrecognized tax benefits recorded within “Other liabilities” in our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2001, we completed our initial public offering of 7,500,000 shares of common stock, which generated $84.8 million in net proceeds. In 2002, we completed a secondary offering of 3,450,000 shares of common stock, which generated $49.5 million in net proceeds. In 2007, we issued $200 million of Convertible Senior Notes due 2014, which generated net proceeds totaling $193.5 million.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $84.4 million, our marketable securities balance of $86.8 million and our existing available credit line of $100 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2010 of approximately $47 million and meet our contractual cash obligations in 2010.

Critical Accounting Estimates
All of our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.” Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $186,000 and $172,000 of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2009 and 2008, respectively.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $552,000 and $490,000 are included as a reduction of accounts receivable at December 31, 2009 and 2008, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $8.6 million and $4.0 million, at December 31, 2009 and 2008, respectively, which includes a $5.6 million provision recorded in 2009 for potential losses related to the trade receivable balance of our stocking distributor in Turkey.
Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory on a first-in, first-out (FIFO) basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our forecast of product demand and production requirements for the next 24 months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Charges incurred for excess and obsolete inventory were $12.5 million, $8.7 million and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, in 2007, we recorded charges of $2.1 million associated with the closure of our manufacturing facility in Toulon, France, for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity.
Goodwill and long-lived assets. We have approximately $53.9 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have only one reporting unit for purposes of evaluating goodwill for impairment. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting unit using projections of future cash flows. We performed our annual impairment test during the fourth quarter of 2009 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance with the FASB ASC Section 360, Property, Plant and Equipment (FASB ASC 360). Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
Product liability claims and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. Our accrual for product liability claims was approximately $1.1 million and $310,000 at December 31, 2009 and 2008, respectively.
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
Our valuation allowance balances totaled $17.2 million and $18.5 million as of December 31, 2009 and 2008, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits. During the year ended December 31, 2008, we recognized a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires the tax effects of an income tax position to be recognized only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 740, Income Taxes. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $2.8 million and $1.8 million as of December 31, 2009 and 2008, respectively. See Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.

We operate within numerous taxing jurisdictions. We are subject to regulatory review or audit in virtually all of those jurisdictions, and those reviews and audits may require extended periods of time to resolve. Management makes use of all available information and makes reasoned judgments regarding matters requiring interpretation in establishing tax expense, liabilities and reserves. We believe adequate provisions exist for income taxes for all periods and jurisdictions subject to review or audit.
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
If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, such stock-based compensation expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. A change in assumptions may also result in a lack of comparability with other companies that use different models, methods and assumptions.
See Note 12 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding our stock-based compensation disclosures.
Purchase accounting. We accounted for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
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
Effective January 1, 2009, we adopted the provisions of SFAS No. 141R, Business Combinations, which significantly changes the accounting for acquired businesses. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 805, Business Combinations (FASB ASC 805). Under this standard, an acquiring entity will be required to recognize all assets acquired and liabilities assumed at the acquisition date fair value. Legal fees and other transaction-related costs will be expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. FASB ASC 805 also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.
Restructuring charges. We evaluate impairment issues for long-lived assets under the provisions of FASB ASC 360. We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FASB ASC Section 712, Compensation-Nonretirement Postemployment Benefits, for severance provided under an ongoing benefit arrangement. One-time termination benefit arrangements and other costs associated with exit activities are accounted for under the provisions of FASB ASC Section 420, Exit or Disposal Cost Obligations. We have estimated the expense for our restructuring initiative by accumulating detailed estimates of costs, including the estimated costs of employee severance and related termination benefits, impairment of property, plant and equipment, contract termination payments for leases and any other qualifying exit costs. Such costs represent management’s best estimates, which are evaluated periodically to determine if an adjustment is required.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2009, we have invested short term cash and cash equivalents and marketable securities of approximately $156 million. Based on this level of investment, a decrease of 0.25% in interest rates would have a negative annual impact of $390,000 to our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% of our total net sales were denominated in foreign currencies during each of the years ended December 31, 2009 and 2008, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from European Union countries, which are denominated in the euro, from Japan, which are denominated in the Japanese yen, from the United Kingdom, which are denominated in the British pound, and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro, the yen, the British pound, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen, the U.S. dollar and the British pound, and the U.S. dollar and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
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

Item 8. Financial Statements and Supplementary Data.
Wright Medical Group, Inc.
Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Memphis, Tennessee
February 22, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 22, 2010 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Memphis, Tennessee
February 22, 2010

Wright Medical Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$84,409	$87,865
Marketable securities	86,819	57,614
Accounts receivable, net	101,720	102,046
Inventories	163,535	176,059
Prepaid expenses	13,122	14,263
Deferred income taxes	34,824	29,874
Other current assets	6,175	8,934

Total current assets	490,604	476,655

Property, plant and equipment, net	139,708	133,651
Goodwill	53,860	49,682
Intangible assets, net	17,727	21,090
Deferred income taxes	5,248	3,034
Other assets	7,137	8,018

Total assets	$714,284	$692,130

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,978	$15,877
Accrued expenses and other current liabilities	54,643	59,247
Current portion of long-term obligations	336	125

Total current liabilities	68,957	75,249

Long-term debt and capital lease obligations	200,326	200,136
Deferred income taxes	157	166
Other liabilities	4,436	4,951

Total liabilities	273,876	280,502

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 38,668,882 shares at December 31, 2009 and 38,021,961 shares at December 31, 2008	374	372
Additional paid-in capital	376,647	364,594
Accumulated other comprehensive income	22,906	18,312
Retained earnings	40,481	28,350

Total stockholders’ equity	440,408	411,628

Total liabilities and stockholders’ equity	$714,284	$692,130

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007

Net sales	$487,508	465,547	$386,850
Cost of sales [1]	148,715	134,377	108,407
Cost of sales — restructuring	—	—	2,139

Gross profit	338,793	331,170	276,304
Operating expenses:
Selling, general and administrative [1]	270,456	261,396	225,929
Research and development [1]	35,691	33,292	28,405
Amortization of intangible assets	5,151	4,874	3,782
Restructuring charges (Note 14)	3,544	6,705	16,734
Acquired in-process research and development	—	2,490	—

Total operating expenses	314,842	308,757	274,850

Operating income	23,951	22,413	1,454
Interest expense (income), net	5,466	2,181	(1,252)
Other expense (income), net	2,873	(1,338)	375

Income before income taxes	15,612	21,570	2,331
Provision for income taxes	3,481	18,373	1,370

Net income	$12,131	$3,197	$961

Net income per share (Note 10):
Basic	$0.32	0.09	$0.03

Diluted	$0.32	0.09	$0.03

Weighted-average number of shares outstanding-basic	37,366	36,933	35,812

Weighted-average number of shares outstanding-diluted	37,443	37,401	36,483

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Cost of sales	$1,285	$1,244	$2,046
Selling, general and administrative	10,077	10,644	12,061
Research and development	1,829	1,613	2,425
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$12,131	$3,197	$961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	32,717	26,462	23,522
Stock-based compensation expense	13,191	13,501	16,532
Acquired in-process research and development costs	—	2,490	—
Amortization of intangible assets	5,151	4,874	3,782
Deferred income taxes	(9,247)	18,325	(8,708)
Non-cash write-off of cumulative translation adjustment (CTA) balances (See Note 2)	2,643	—	—
Excess tax benefits from stock-based compensation arrangements	(63)	(1,278)	(3,633)
Non-cash restructuring charges	—	(63)	5,295
Provision for losses on accounts receivable	5,339	939	2,339
Other	1,815	294	(2,228)
Changes in assets and liabilities:
Accounts receivable	(4,003)	(18,729)	(9,831)
Inventories	13,049	(57,797)	(27,077)
Marketable securities	—	15,535	14,790
Prepaid expenses and other current assets	5,953	(6,666)	(6,103)
Accounts payable	(1,950)	(5,009)	1,889
Accrued expenses and other liabilities	(4,975)	315	12,894

Net cash provided by (used in) operating activities	71,751	(3,610)	24,424

Investing activities:
Capital expenditures	(37,190)	(61,936)	(35,042)
Acquisition of businesses	(6,785)	(28,914)	(27,758)
Purchase of intangible assets	(1,037)	(3,418)	(1,041)

Proceeds from the maturity of available-for-sale marketable securities	71,499	—	—
Investment in available-for-sale marketable securities	(101,443)	(57,037)	—
Other	—	2,363	—

Net cash used in investing activities	(74,956)	(148,942)	(63,841)

Financing activities:
Issuance of common stock	680	12,018	17,292
Proceeds from issuance of convertible senior notes	—	—	193,492
Financing under factoring agreements, net	(58)	(605)	(3,457)
Principal payments of bank and other financing	(153)	(285)	(1,063)
Excess tax benefits from stock-based compensation arrangements	63	1,278	3,633

Net cash provided by financing activities	532	12,406	209,897

Effect of exchange rates on cash and cash equivalents	(783)	(1,015)	607

Net (decrease) increase in cash and cash equivalents	(3,456)	(141,161)	171,087

Cash and cash equivalents, beginning of period	87,865	229,026	57,939

Cash and cash equivalents, end of period	$84,409	$87,865	$229,026

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2007, 2008 and 2009
(In thousands, except share data)

	Common Stock,				Accumulated
	Voting		Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2006	35,143,800	$351	$300,648	$16,947	$17,878	$335,824

2007 Activity:
Net income	—	—	—	961	—	961
Foreign currency translation	—	—	—	—	6,970	6,970
Minimum pension liability adjustment	—	—	—	—	(225)	(225)

Total comprehensive income	—	—	—	—	—	7,706
FIN 48 adjustment to opening balance	—	—	—	7,245	—	7,245
Issuances of common stock	1,349,383	14	17,278	—	—	17,292
Tax effect of stock based compensation activity	—	—	4,289	—	—	4,289
Stock-based compensation	—	—	16,425	—	—	16,425

Balance at December 31, 2007	36,493,183	$365	$338,640	$25,153	$24,623	$388,781

2008 Activity:
Net income	—	—	—	3,197	—	3,197
Foreign currency translation	—	—	—	—	(6,781)	(6,781)
Unrealized gain on marketable securities	—	—	—	—	399	399
Minimum pension liability adjustment	—	—	—	—	71	71

Total comprehensive loss						(3,114)
Issuances of common stock	616,836	7	12,011	—	—	12,018
Issuance of previously granted restricted stock	434,005	—	—	—	—	—
Grant of non-vested shares of common stock	558,184	—	—	—	—	—
Cancellation of non-vested shares of common stock	(80,247)	—	—	—	—	—
Tax effect of stock based compensation activity	—	—	720	—	—	720
Stock-based compensation	—	—	13,223	—	—	13,223

Balance at December 31, 2008	38,021,961	$372	$364,594	$28,350	$18,312	$411,628

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Continued)
For the Years Ended December 31, 2007, 2008 and 2009
(In thousands, except share data)

	Common Stock,				Accumulated
	Voting		Additional		Other	Total
	Number of		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Retained Earnings	Income	Equity
2009 Activity:
Net income	—	—	—	12,131	—	12,131
Foreign currency translation	—	—	—	—	2,398	2,398
Unrealized loss on marketable securities	—	—	—	—	(438)	(438)
Minimum pension liability adjustment	—	—	—	—	(9)	(9)

Total comprehensive income						14,082
Write-off of cumulative translation adjustment (CTA) balances (See Note 2)	—	—	—	—	2,643	2,643
Issuances of common stock	64,446	—	680	—	—	680
Grant of non-vested shares of common stock	718,010	—	—	—	—	—
Cancellation of non-vested shares of common stock	(147,971)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	12,436	2	(2)	—	—	—
Tax effect of stock based compensation activity	—	—	(1,892)	—	—	(1,892)
Stock-based compensation	—	—	13,267	—	—	13,267

Balance at December 31, 2009	38,668,882	$374	$376,647	$40,481	$22,906	$440,408

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries (Wright), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the United States (U.S.) and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in approximately 60 countries with principal markets in the U.S., Europe, Canada, Australia and Japan. We are headquartered in Arlington, Tennessee.
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
Marketable Securities. Our 2007 investment in marketable securities represented debt securities, which were classified as trading securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 320, Investments — Debt and Equity Securities (FASB ASC 320). For the year ended December 31, 2007, we did not incur any realized or unrealized gains or losses related to these securities. During the first quarter of 2008, we liquidated all those investments into cash equivalents. During the remainder of 2008 and throughout 2009, we invested in treasury bills, government and agency bonds, and certificates of deposit with maturity dates of less than 12 months and certificates of deposit with maturity dates of six months or less. Our investments in these marketable securities are classified as available-for-sale securities in accordance with FASB ASC 320. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred for excess and obsolete inventory included in “Cost of sales” were $12.5 million, $8.7 million, and $6.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Additionally, in 2007, we recorded charges of $2.1 million associated with the closure of our manufacturing facility in Toulon, France for inventory write-offs and manufacturing costs incurred during a period of abnormal production capacity, which were expensed as period costs in accordance with FASB ASC Section 330, Inventory.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Product Liability Claims and Other Litigation. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. Our accrual for product liability claims was $1.1 million and $310,000 at December 31, 2009 and 2008, respectively. We are also involved in legal proceedings involving contract, patent protection and other matters. (See Note 15).
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
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Accordingly, during the fourth quarter of 2009, we evaluated goodwill for impairment and determined that the fair value of our reporting unit exceeded its carrying value, indicating that goodwill was not impaired. Based on our single business approach to decision-making, planning and resource allocation, management has determined that we have only one reporting unit for purposes of evaluating goodwill for impairment.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with FASB ASC Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships and other are 9 years, 10 years, 7 years, 8 years, 11 years and 6 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 9 years. Additionally, we have one trademark intangible asset that has an indefinite life.
Valuation of Long-Lived Assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. We account for the impairment of long-lived assets in accordance with FASB ASC 360. Accordingly, we evaluate impairment of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If it is determined that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset is impaired, an adjustment would be charged to income based on the asset’s fair market value or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $8.6 million and $4.0 million at December 31, 2009 and 2008, respectively, which includes a $5.6 million provision recorded in 2009 for potential losses related to the trade receivable balance of our stocking distributor in Turkey.
Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of December 31, 2009, one customer, our stocking distributor in Turkey, accounted for more than 10% of our accounts receivable balance. As of December 31, 2009 and 2008, the balance due from this customer was $10.7 million and $10.6 million, respectively. As of December 31, 2009, we have recorded a $5.6 million provision for potential losses related to the trade receivable balance of our stocking distributor in Turkey.
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes, and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in some of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. For certain biologic products, we depend on one supplier of demineralized bone matrix (DBM), cancellous bone matrix (CBM) and soft tissue graft for BIOTAPE® XM. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograph bone wedge product. We maintain adequate stock from these suppliers in order to meet market demand.
Income Taxes. Income taxes are accounted for pursuant to the provisions of FASB ASC Section 740, Income Taxes (FASB ASC 740). Our effective tax rate is based on income by tax jurisdiction, statutory rates and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the U.S. Revenues from sales to hospitals are recorded when the hospital takes title to the product, which is generally when the product is surgically implanted in a patient.
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $186,000 and $172,000 of deferred revenue related to these types of agreements was recorded at December 31, 2009 and 2008, respectively.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of $551,000 and $490,000 is included as a reduction of accounts receivable at December 31, 2009 and 2008, respectively.
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
Foreign Currency Translation. The financial statements of our international subsidiaries whose functional currency is the local currency are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income in stockholders’ equity. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other expense (income), net” in our consolidated statement of operations.
In accordance with FASB ASC Section 830, Foreign Currency Matters, we are required to recognize the cumulative translation adjustment (CTA) balance from stockholders’ equity upon the complete or substantially complete liquidation of a foreign subsidiary. During 2009, we wrote-off approximately $2.6 million from the CTA balance for the substantially complete liquidation of two of our French subsidiaries and our subsidiary in Spain. This net cumulative foreign currency loss is included in “Other expense (income) net” in our consolidated statements of operations.
Pension Benefits. Our subsidiary in Japan provides benefits to employees under a plan that we account for as a defined benefit plan in accordance with FASB ASC Section 715, Compensation — Retirement Benefits. This plan is unfunded and determining the minimum pension liability requires the use of assumptions and estimates, including discount rates and mortality rates, and actuarial methods. Our minimum pension liability totaled $1.6 million and $1.4 million as of December 31, 2009 and 2008, respectively.
Comprehensive Income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
net income and our comprehensive income is attributable to foreign currency translation, adjustments to our minimum pension liability, and unrealized gains and losses on our available-for-sale marketable securities.
Stock-Based Compensation. We account for stock-based compensation in accordance with FASB ASC Section 718, Compensation — Stock Compensation (FASB ASC 718). Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of stock-based payment awards, such as options, on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield and risk-free interest rate.
We recorded $13.2 million, $13.5 million, and $16.5 million of stock-based compensation expense during the years ended December 31, 2009, 2008, and 2007, respectively. See Note 12 for further information regarding our stock-based compensation assumptions and expenses.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value of these financial instruments at December 31, 2009 and 2008 due to their short maturities or variable rates.
The fair value of our convertible senior notes was approximately $176 million and $155 million as of December 31, 2009 and 2008, respectively, based on a quoted price in an active market (Level 1).
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis, and establishes a framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our consolidated financial statements. Effective July 1, 2009, this standard was incorporated into the FASB ASC Section 820, Fair Value Measurements and Disclosures (FASB ASC 820). FASB ASC 820 requires fair value measurements be classified and disclosed in one of the following three categories:

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
As of December 31, 2009, we have available-for-sale marketable securities totaling $86.8 million, consisting of investments in treasury bills, government and agency bonds and certificates of deposits, all of which are valued at fair value using a market approach. A total of $85.4 million of our available-for-sale marketable securities is valued based on quoted prices in active exchange markets (Level 1). The remaining $1.4 million is valued at fair value using other observable inputs (Level 2).

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Derivative Instruments. We account for derivative instruments and hedging activities under FASB ASC Section 815, Derivatives and Hedging (FASB ASC 815). Accordingly, all of our derivative instruments are recorded in the accompanying consolidated balance sheets as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations.
We recorded a net gain of $655,000 for the year ended December 31, 2009, and net losses of $1.5 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively, on foreign currency contracts, which are included in “Other expense (income), net” in our consolidated statements of operations. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, also included in “Other expense (income), net.” At December 31, 2009 and 2008, we had no foreign currency contracts outstanding.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Interest	$5,492	$5,963	$1,898
Income taxes	$10,419	$4,960	$10,408
During 2008, we sold certain assets of our Toulon, France facility. As part of that sale, the buyer assumed our capital lease obligations of approximately $700,000 for certain machinery and equipment located in that facility. We entered into insignificant amounts of capital leases during 2007, 2008 and 2009.
Subsequent Events. We adopted the provisions of SFAS No. 165, Subsequent Events (SFAS 165) during the three-month period ended June 30, 2009. Effective July 1, 2009, this standard was incorporated into the FASB ASC Section 855, Subsequent Events (FASB ASC 855). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of these standards did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after December 31, 2009 through February 22, 2010, the date we issued these financial statements.
3. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$8,606	$9,502
Work-in-process	23,766	34,811
Finished goods	131,163	131,746

	$163,535	$176,059

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Land and land improvements	$4,229	$4,073
Buildings	26,489	22,709
Machinery and equipment	53,357	42,675
Furniture, fixtures and office equipment	36,346	31,620
Construction in progress	9,433	9,963
Surgical instruments	156,232	143,503

	286,086	254,543
Less: Accumulated depreciation	(146,378)	(120,892)

	$139,708	$133,651

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2009	2008
Buildings	$1,448	$1,448
Machinery and equipment	469	357
Furniture, fixtures and office equipment	466	13

	2,383	1,818
Less: Accumulated depreciation	(872)	(655)

	$1,511	$1,163

Depreciation expense approximated $32.7 million, $26.5 million, and $23.5 million for the years ended December 31, 2009, 2008, and 2007, respectively, and included amortization of assets under capital leases.
5. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2009, are as follows (in thousands):

Goodwill at December 31, 2008	$49,682
Goodwill from contingent consideration associated with acquisitions prior to 2009	3,957
Foreign currency translation	221

Goodwill at December 31, 2009	$53,860

During 2009, we recognized contingent consideration of $2.1 million associated with our acquisition of Inbone Technologies, Inc., completed in 2008, $292,000 associated with the acquisition of the foot and ankle assets of A.M. Surgical, Inc., completed in 2008, $877,000 associated with the acquisition of certain assets of R&R Medical, Inc., completed in 2007, $117,000 associated with the acquisition of the subtalar implant assets of Koby Ventures Ltd., d/b/a Metasurg, completed in 2007, and $611,000 associated with the acquisition of assets of Creative Medical Designs and Rayhack LLC, completed in 2008.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
During 2009, we made payments for contingent consideration totaling $6.8 million, of which $3.1 million was accrued as of December 31, 2008.
The components of our identifiable intangible assets are as follows (in thousands):

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$22,207	$22,025	$21,625	$19,316
Completed technology	12,537	5,213	12,163	4,006
Licenses	7,245	3,777	6,301	3,504
Customer relationships	3,750	720	3,650	371
Trademarks	2,733	570	2,733	373
Other	2,620	1,060	3,360	1,172

	51,092	$33,365	49,832	$28,742

Less: Accumulated amortization	(33,365)		(28,742)

Intangible assets, net	$17,727		$21,090

Based on the intangible assets held at December 31, 2009, we expect to amortize approximately $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31
	2009	2008
Employee benefits	$11,327	$13,324
Royalties	5,900	6,336
Taxes other than income	5,084	6,154
Commissions	5,738	6,092
Professional and legal fees	5,124	7,155
Contingent consideration	1,912	3,065
Restructuring liability (see Note 14)	6,781	4,950
Other	12,777	12,171

	$54,643	$59,247

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Capital lease obligations	$662	$261
Convertible senior notes	200,000	200,000

	200,662	200,261
Less: current portion	(336)	(125)

	$200,326	$200,136

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
On December 31, 2009, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of an annual base rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.
As discussed in Note 4, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2009, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2010	$352
2011	277
2012	45
2013	20
2014	8

Total minimum payments	702
Less amount representing interest	(40)

Present value of minimum lease payments	662
Current portion	(336)

Long-term portion	$326

8. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31
	2009	2008
Unrecognized tax benefits (See Note 9)	$2,786	$1,814
Other	1,650	3,137

	$4,436	$4,951

9. Income Taxes
The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$9,062	$3,036	$10,981
Foreign	6,550	18,534	(8,650)

Income before income taxes	$15,612	$21,570	$2,331

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The components of our provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current provision (benefit):
Domestic:
Federal	$10,229	$3,192	$7,590
State	1,003	(720)	660
Foreign	1,453	(2,880)	1,397
Deferred (benefit) provision:
Domestic:
Federal	(8,203)	(2,812)	(4,333)
State	(1,162)	(105)	(329)
Foreign	161	21,698	(3,615)

Total provision for income taxes	$3,481	$18,373	$1,370

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	2.9	(4.4)	12.2
Stock-based compensation expense	6.0	6.6	132.9
Change in valuation allowance	(6.0)	59.1	(3.6)
Research and development credit	(4.2)	(8.5)	(51.2)
Foreign income tax rate differences	(9.8)	(5.6)	(70.0)
Non-taxable differences and other, net	(1.6)	3.0	3.5

Total	22.3%	85.2%	58.8%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The significant components of our deferred income taxes as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$20,623	$22,667
General business credit carryforward	1,581	1,854
Reserves and allowances	26,170	23,640
Stock-based compensation expense	8,097	7,464
Amortization	611	2,056
Other	15,411	13,699
Valuation allowance	(17,216)	(18,512)

Total deferred tax assets	55,277	52,868

Deferred tax liabilities:
Depreciation	7,357	9,121
Intangible assets	3,186	4,237
Other	4,836	6,794

Total deferred tax liabilities	15,379	20,152

Net deferred tax assets	$39,898	$32,716

Outside basis differences that have not been tax-effected in accordance with FASB ASC 740, are primarily related to undistributed earnings of certain of our foreign subsidiaries. Deferred tax liabilities for U.S. federal income taxes are not provided on the undistributed earnings of our foreign subsidiaries that are considered permanently reinvested. The determination of the amount of unrecognized deferred tax liabilities is not practicable.
At December 31, 2009, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $10.7 million, which begin to expire in 2017. Additionally, we had general business credit carryforwards of approximately $1.6 million, which expire beginning in 2010 and extend through 2016. At December 31, 2009, we had foreign net operating loss carryforwards of approximately $51.1 million, of which approximately $3.7 million expires beginning in 2010 and extending through 2015.
Certain of our U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. We maintain valuation allowances for those net operating losses and tax credit carryforwards that we do not expect to utilize due to these limitations and it is more likely than not that such tax benefits will not be realized. In 2008, we recognized a tax provision of $12.8 million to record a valuation allowance, primarily for deferred tax assets associated with net operating losses in France. During 2009, we reduced our valuation allowance as a result of a change in estimate regarding the jurisdiction where certain deductions would be recognized for tax purposes.
Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Effective July 1, 2009, this standard was incorporated into FASB ASC 740.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$1,814
Additions for tax positions related to current year	640
Additions for tax positions of prior years	317
Reductions for tax positions of prior years	(27)
Settlements	—
Foreign currency translation	42

Balance at December 31, 2009	$2,786

As of December 31, 2009, our liability for unrecognized tax benefits totaled $2.8 million and is recorded in our consolidated balance sheet within “Other liabilities,” all of which, if recognized, would affect our effective tax rate. Management does not believe that it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.
FASB ASC 740 further requires that interest required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of December 31, 2009, accrued interest related to our unrecognized tax benefits totaled approximately $76,000 which is recorded in our consolidated balance sheet within “Other liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. and in many foreign jurisdictions, with the most significant foreign jurisdiction being France. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2004. With few exceptions, we are subject to U.S. federal, state and local income tax examinations for years 2006 through 2008. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
10. Earnings Per Share
FASB ASC Section 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. We determined that for the years ended December 31, 2007, 2008, and 2009, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Weighted-average number of common shares outstanding — basic	37,366	36,933	35,812
Common stock equivalents	77	468	671

Weighted-average number of common shares outstanding — diluted	37,443	37,401	36,483

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	3,872	2,604	3,328
Non-vested shares, restricted stock units, and stock-settled phantom stock units	1,151	502	43
Convertible debt	6,126	6,126	6,126
11. Capital Stock
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 61,331,118 shares of voting common stock available for future issuance at December 31, 2009.
12. Stock-Based Compensation Plans
We have three stock-based compensation plans which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Year Ended December 31,
	2009	2008	2007
Total cost of share-based payment plans	$13,267	$13,223	$16,425
Amounts capitalized as inventory and intangible assets	(1,361)	(1,492)	(2,262)
Amortization of capitalized amounts	1,285	1,770	2,369

Charged against income before income taxes	13,191	13,501	16,532
Amount of related income tax benefit recognized in income	(3,901)	(3,674)	(3,665)

Impact to net income	$9,290	$9,827	$12,867

Impact to basic earnings per share	$0.25	$0.27	$0.36

Impact to diluted earnings per share	$0.25	$0.26	$0.35

As of December 31, 2009, we had $22.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Equity Incentive Plan. On December 7, 1999, we adopted the 1999 Equity Incentive Plan, which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, May 12, 2005 and May 14, 2008 and amended on October 23, 2008. The 1999 Equity Incentive Plan expired December 7, 2009. The 2009 Equity Incentive Plan (the Plan), was adopted on May 13, 2009. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 11,217,051 shares of common stock, of

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
which full value awards (such as non-vested shares) are limited to 2,029,555 shares. Pursuant to award agreements, under the Plan, a majority of options to purchase common stock, non-vested shares of common stock, restricted stock units, and stock settled phantom stock units under the 1999 Equity Incentive Plan generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. These awards are recognized on a straight-line basis over the requisite service period, which is generally four years. As of December 31, 2009, there were 1,024,485 shares available for future issuance under the Plan, of which full value awards are limited to 414,124 shares.
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
The weighted-average grant date fair value of stock options granted to employees in 2009, 2008, and 2007 was $6.23 per share, $11.17 per share, and $11.30 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.1% - 2.6%	2.0% - 3.4%	3.9% - 4.8%
Expected option life	6 years	6 years	6 years
Expected price volatility	39%	36%	39%
A summary of our stock option activity during 2009 is as follows:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Shares	Average	Remaining	Value*
	(000’s)	Exercise Price	Contractual Life	($000’s)
Outstanding at December 31, 2008	4,046	$24.32
Granted	295	15.72
Exercised	(38)	8.14
Forfeited or expired	(338)	24.77

Outstanding at December 31, 2009	3,965	$23.79	5.9 years	$2,228

Exercisable at December 31, 2009	2,934	$24.32	5.1 years	$1,233

*	The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2009, and the exercise price of the shares. The market value as of December 31, 2009 is $18.94

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2009.
The total intrinsic value of options exercised during 2009, 2008, and 2007 was $371,000, $5.9 million, and $17.3 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2009, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted-Average	-Average		-Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.00 — $8.50	63	0.5 years	$5.28	63	$5.28
$8.51 — $16.00	275	8.7 years	15.43	27	15.01
$16.01 — $24.00	1,547	6.0 years	20.80	1,183	20.89
$24.01 — $35.87	2,080	5.6 years	27.69	1,661	27.64

	3,965	5.9 years	$23.79	2,934	$24.32

Non-vested shares
We calculate the grant date fair value of non-vested shares of common stock using the closing sale prices on the trading day immediately prior to the grant date. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
We granted 700,000, 526,000, and 409,000 non-vested shares of common stock to employees with weighted-average grant-date fair values of $15.56 per share, $28.15 per share, and $24.32 per share during 2009, 2008, and 2007, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During both 2009 and 2008, we granted certain independent distributors and other non-employees non-vested shares of common stock of 18,000 and 27,000 shares at a weighted-average grant date fair values of $16.76 per share and $26.49 per share, respectively.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
A summary of our non-vested shares of common stock activity during 2009 is as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value*
	(000’s)	Fair Value	($000’s)
Non-vested at December 31, 2008	796	$26.75
Granted	718	15.59
Vested	(216)	26.54
Forfeited	(137)	25.42

Non-vested at December 31, 2009	1,161	$20.07	$21,983

*	The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2009. The market value as of December 31, 2009 is $18.94 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2009.
The total fair value of shares vested during 2009 and 2008 was $4.1 million and $2.6 million, respectively.
Stock settled phantom stock units and restricted stock units
We calculate the grant date fair value of stock settled phantom stock units and restricted stock units using the closing sale prices on the trading day immediately prior to the grant date. We are required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
During 2009, we granted 86,000 stock settled phantom stock units and restricted stock units to employees with a weighted-average fair value of $15.44 per share. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
A summary of our non-vested shares of common stock activity during 2009 is as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value*
	(000’s)	Fair Value	($000’s)
Stock settled phantom stock and restricted stock units at December 31, 2008	—	$—
Granted	135	20.21
Vested	(12)	28.34
Forfeited	(13)	16.65

Non-vested at December 31, 2009	110	$19.75	$2,078

*	The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2009. The market value as of December 31, 2009 is $18.94 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2009.
The total fair value of shares vested during 2009 was $236,000.
Employee Stock Purchase Plan. On May 30, 2002, our shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the ESPP). The ESPP authorizes us to issue up to 200,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees approximately 27,000, 15,000, and 11,000 shares in 2009, 2008, and 2007, respectively, with weighted-average fair values of $5.76, $9.09, and $7.73 per share, respectively. As of December 31, 2009, there were 97,356 shares available for future issuance under the ESPP. During 2009, 2008, and 2007, we recorded nominal amounts of non-cash, stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	0.9% - 1.1%	2.9% - 3.3%	4.6% - 4.8%
Expected option life	6 months	6 months	6 months
Expected price volatility	39%	36%	39%
13. Employee Benefit Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan was $1.6 million, $1.4 million, and $1.2 million in 2009, 2008, and 2007, respectively.
14. Restructuring
Toulon, France
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
Management estimates that the pre-tax restructuring charges will total approximately $28 million to $30 million. These charges consist of the following estimates:
•	$14 million for severance and other termination benefits;

•	$3 million of non-cash asset impairments of property, plant and equipment;

•	$2 million of inventory write-offs and manufacturing period costs;

•	$3 million to $4 million of external legal and professional fees; and

•	$6 million to $7 million of other cash and non-cash charges (including employee litigation).

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations, with the exception of the inventory write-offs and manufacturing period costs, which were recognized within “Cost of sales — restructuring.”

		Cumulative
	Year Ended	Charges as of
(in thousands)	December 31, 2009	December 31, 2009
Severance and other termination benefits	$(43)	$13,550
Employee litigation accrual	887	5,048
Asset impairment charges	—	3,093
Inventory write-offs and manufacturing period costs	—	2,139
Legal/professional fees	648	3,017
Other	(29)	194

Total restructuring charges	$1,463	$27,041

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
Activity in the restructuring liability for the year ended December 31, 2009 is presented in the following table (in thousands):

Beginning balance as of December 31, 2008	$4,950
Charges:
Severance and other termination benefits	(43)
Litigation accrual	887
Legal/professional fees	648
Other	(29)

Total accruals	$1,463

Payments:
Severance and other termination benefits	(738)
Litigation	(181)
Legal/professional fees	(604)
Other	(44)

Total payments	$(1,567)

Changes in foreign currency translation	118

Restructuring liability at December 31, 2009	$4,964

In connection with the closure of our Toulon, France facility, 103 of our former employees have filed claims to challenge the economic justification for their dismissal. To date, we have received judgments for 86 of those claims, the substantial majority of which were unfavorable to us. All of these judgments have been appealed, or are expected to be appealed, by both parties. Management has estimated the probable liability upon the ultimate resolution of these 103 claims to be $4.6 million, and has therefore recorded this amount as a liability within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2009.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Creteil, France
In October 2009, we announced plans to close our distribution and finance support office in Creteil, France, in order to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands.
Management estimates that the pre-tax restructuring charges will total approximately $3 million to $4 million. These charges consist of the following estimates:
•	$1.0 million to $1.5 million for severance and other termination benefits;

•	$1.0 million to $1.5 million for contract termination charges;

•	$0.5 million of external legal and professional fees; and

•	$0.5 million of other restructuring related costs.
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations.

Year Ended
(in thousands)	December 31, 2009
Severance and other termination benefits	$824
Contract termination costs	995
Legal/professional fees	262

Total restructuring charges	$2,081

Activity in the restructuring liability for the year ended December 31, 2009 is presented in the following table (in thousands):

Beginning balance as of December 31, 2008	$—
Charges:
Severance and other termination benefits	824
Contract termination costs	995
Legal/professional fees	262

Total accruals	$2,081

Payments:
Severance and other termination benefits	(137)
Contract termination costs	(9)
Legal/professional fees	(118)

$(264)

Restructuring liability at December 31, 2009	$1,817

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
15. Commitments and Contingencies
Operating Leases. We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $11.0 million, $10.1 million, and $9.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2009 (in thousands):

2010	$9,286
2011	5,325
2012	2,562
2013	372
2014	136
Thereafter	111

$17,792

Royalty and Consulting Agreements. We have entered into various royalty and other consulting agreements with third party consultants. We incurred royalty and consulting expenses of $238,000, $475,000, and $455,000 during the years ended December 31, 2009, 2008, and 2007, respectively, under non-cancelable contracts with minimum obligations that were contingent upon services. The amounts in the table below represent minimum payments to consultants that are contingent upon future services. These fees are accrued when it is deemed probable that the performance thresholds are met. Future minimum payments under these agreements for which we have not recorded a liability are as follows at December 31, 2009 (in thousands):

2010	$242
2011	242
2012	242
2013	187
2014	187
Thereafter	270

$1,370

Purchase Obligations. We have entered into certain supply agreements for our products, which include minimum purchase obligations. During the years ended December 31, 2009, 2008, and 2007, we paid approximately $3.1 million, $4.5 million, and $2.3 million, respectively, under those supply agreements. Our remaining purchase obligations under those supply agreements are as follows at December 31, 2009 (in thousands):

2010	$2,543
2011	2,543

$5,086

Portions of our payments for operating leases, royalty and consulting agreements are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2009. These future payments are subject to foreign currency exchange rate risk.
Legal Proceedings. In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. In 2009, we received a favorable ruling from the District Court ruling that Howmedica’s asserted patent is invalid. However, Howmedica has the right to appeal the decision to the Federal Circuit. The judge has determined to also rule on our defense regarding patent unenforceability before Howmedica will be allowed to appeal. No provision has been made for this contingency as of December 31, 2009. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that we have meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of December 31, 2009.
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with U.S. hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation, and we anticipate that we will continue to incur significant expenses related to this investigation. The conclusion of the investigation could result in sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We cannot estimate what, if any, impact any results from this investigation could have on our consolidated results of operations or financial position.
In June 2008, we received a letter from the Securities and Exchange Commission (SEC) informing us that it is conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that several other medical device companies have received similar letters. We are cooperating fully with the SEC’s request. We cannot estimate what, if any, impact any results from this inquiry could have on our consolidated results of operations or financial position.
One of our insurers has reserved the right to recover from us up to approximately $10.5 million paid by the insurer for the settlements of 33 product liability lawsuits in West Virginia during 2009. We believe that an ultimate unfavorable resolution of this matter is not probable; therefore, no provision has been made for any claim by our insurer as of the date of this report.
We have a dispute with a former distributor in Belgium claiming damages of approximately $12.6 million. The case was pleaded during the first quarter of 2010. In January 2010, the former distributor was awarded approximately $80,000, for which we have included a provision in our consolidated balance sheet as of December 31, 2009. The former distributor does have the right to appeal this decision. Management believes we have strong defenses against these claims and is vigorously contesting the allegations; thus, we do not believe the results of this decision will have a material impact on the Company’s consolidated financial position or results of operations.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Other. As of December 31, 2009, the trade receivable balance due from our stocking distributor in Turkey was $10.7 million, of which a significant portion is past due. We have recorded a reserve of $5.6 million against this balance as of December 31, 2009. It is possible that the future realization of this accounts receivable balance could be less than the remaining unreserved balance of $5.1 million.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
16. Segment Data
We have one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Latin America, Asia and Canada). Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.
Net sales of orthopaedic products by product line and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net sales by product line:
Hip products	$167,869	$160,788	$134,251
Knee products	122,178	119,895	102,334
Extremity products	107,375	88,890	62,302
Biologics products	79,120	82,399	76,029
Other	10,966	13,575	11,934

Total net sales	$487,508	$465,547	$386,850

Net sales by geographic region:
United States	$299,587	$282,081	$235,748
Europe	102,379	112,771	96,336
Other	85,542	70,695	54,766

Total	$487,508	$465,547	$386,850

Operating income (loss) by geographic region:
United States	$16,268	$21,546	$13,911
Europe	(11,683)	(14,909)	(22,835)
Other	19,366	15,776	10,378

Total	$23,951	$22,413	$1,454

	December 31,
	2009	2008
Long-lived assets:
United States	$108,389	$104,058
Europe	17,510	18,192
Other	13,809	11,401

Total	$139,708	$133,651

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
No single foreign country accounted for more than 10% of our total net sales during 2009, 2008, or 2007; however, our subsidiary in Japan represented approximately 10%, 8%, and 7% of our total net sales in 2009, 2008, and 2007, respectively.
During 2009, 2008 and 2007, our operating income included restructuring charges associated with the closure of our facility in Toulon, France. During 2009 our operating income also included restructuring charges associated with the closure of our facility in Creteil, France. Our U.S. region recognized $3.3 million, $1.6 million and $2.5 million of restructuring charges in 2009, 2008 and 2007, respectively, and our European region recognized $279,000, $5.1 million and $16.4 million of restructuring charges in 2009, 2008 and 2007, respectively. Additionally, in 2009 and 2008, our U.S. region recognized $7.8 million and $7.6 million of charges related to the ongoing U.S. government inquiries. In 2009, our European region recognized a provision of $5.6 million related to the trade receivable balance of our stocking distributor in Turkey. In 2008, our U.S. region recognized $2.5 million of acquired in-process research and development costs related to our Inbone acquisition and $2.6 million related to an unfavorable appellate court decision. In 2007, our U.S. region recognized a $3.3 million charge as a result of an unfavorable ruling under binding arbitration.
17. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2009 and 2008, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$120,912	$118,926	$117,742	$129,928
Cost of sales	38,021	36,745	35,880	38,069

Gross profit	82,891	82,181	81,862	91,859
Operating expenses:
Selling, general and administrative	66,609	65,821	63,703	74,323
Research and development	8,906	9,017	8,537	9,231
Amortization of intangible assets	1,317	1,308	1,274	1,252
Restructuring charges	66	794	131	2,553

Total operating expenses	76,898	76,940	73,645	87,359
Operating income	$5,993	$5,241	$8,217	$4,500

Net income	$3,317	$2,427	$4,152	$2,235

Net income per share, basic	$0.09	$0.07	$0.11	$0.06

Net income per share, diluted	$0.09	$0.06	$0.11	$0.06

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$115,865	$118,477	$111,096	$120,109
Cost of sales	32,438	34,811	32,038	35,090

Gross profit	83,427	83,666	79,058	85,019
Operating expenses:
Selling, general and administrative	66,589	68,875	61,897	64,035
Research and development	7,999	8,378	8,338	8,577
Amortization of intangible assets	1,041	1,276	1,287	1,270
Restructuring charges	1,815	3,095	685	1,110
Acquired in-process research and development	—	2,490	—	—

Total operating expenses	77,444	84,114	72,207	74,992
Operating income	$5,983	$(448)	$6,851	$10,027

Net income	$4,058	$(2,357)	$4,187	$(2,691)

Net income per share, basic	$0.11	$(0.06)	$0.11	$(0.07)

Net income per share, diluted	$0.11	$(0.06)	$0.11	$(0.07)

Our operating income included charges related to the ongoing U.S. government inquiries, for which we recognized $4.1 million, $2.0 million, and $1.6 million during the first, second, and third quarters of 2009, respectively. A minimal amount was recognized in the fourth quarter of 2009. In addition, our operating income during the fourth quarter of 2009 included $2.1 million of restructuring charges related to the closure of our office in Creteil, France, $2.6 million of charges related to the write-off of CTA balances from three foreign subsidiaries following their substantially complete liquidation (see Note 2), and a $5.6 million provision for the trade receivable balance from our stocking distributor in Turkey. Net income in 2009 included the after-tax effect of these amounts.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Our operating income in 2008 included charges related to the ongoing U.S. government inquiries, for which we recognized $1.7 million, $1.5 million, $1.5 million and $2.9 million during the first, second, third and fourth quarters of 2008, respectively. In addition, our operating income during the second quarter of 2008 included charges of $2.6 million related to an unfavorable appellate court decision and $2.5 million of acquired in-process research and development costs related to our Inbone acquisition. Net income in 2008 included the after-tax effect of these amounts. Additionally, our fourth quarter 2008 net income included a $12.8 million charge for our valuation allowance, primarily for deferred tax assets associated with French net operating losses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the twelve months ended December 31, 2009, we implemented a new sales and inventory system within our Japanese operations. This event represented a change that has materially affected our internal control over financial reporting. Accordingly, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of this change in internal control over financial reporting. Based on this evaluation, our management concluded that this change did not diminish the design of our internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2010.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2010.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2010.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-1 of this report.
Index to Exhibits

Exhibit
No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co. and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A. and SunTrust Bank., as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (5)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (7) as amended by First Amendment to the 1999 Plan. (8)

10.3	2009 Equity Incentive Plan (2009 Plan) (9)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan. (10)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan. (10)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (10)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (10)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (10)

10.9*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (10)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (10)

10.11*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (10)

10.12*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (10)

10.13*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)

10.14*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (10)

10.15*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (10)

10.16*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.17*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.18*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan(10)

10.19*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (11)

10.20*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

10.22*	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters. (14)

10.23*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley. (13)

Exhibit
No.	Description
10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (16)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (13)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (15)

10.27*	Settlement Agreement dated as of January 19, 2010 between Wright Medical Netherlands B.V. and Paul R. Kosters. (17)

10.28†	Supply and Development Agreement dated April 1, 2002 between Wright Medical Technology, Inc. and LifeCell Corporation, as amended January 14, 2003; February 25, 2003; May 9, 2003; July 18, 2003; March 4, 2004 and April 22, 2005.

11	Computation of earnings per share (included in Note 10 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

12	Ratio of Earnings to Fixed Charges.

14	Code of Ethics. (6)

21	Subsidiaries of Wright Medical Group, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our quarterly report on Form 10-Q filed on August 4, 2009.

(6)	Incorporated by reference to our current report on Form 8-K filed on March 31, 2004.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2009.

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(11)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q filed on April 25, 2008.

(15)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(16)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(17)	Incorporated by reference to our current report on Form 8-K filed on January 22, 2010.

*	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 22, 2010

Wright Medical Group, Inc.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary D. Henley Gary D. Henley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2010

/s/ Lance A. Berry Lance A. Berry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2010

/s/ David D. Stevens	Chairman of the Board	February 22, 2010

David D. Stevens

/s/ Gary D. Blackford	Director	February 22, 2010

Gary D. Blackford

/s/ Carmen L. Diersen	Director	February 22, 2010

Carmen L. Diersen

/s/ Martin J. Emerson	Director	February 22, 2010

Martin J. Emerson

/s/ Lawrence W. Hamilton	Director	February 22, 2010

Lawrence W. Hamilton

/s/ John L. Miclot	Director	February 22, 2010

John L. Miclot

/s/ Amy S. Paul	Director	February 22, 2010

Amy S. Paul

/s/ Robert J. Quillinan	Director	February 22, 2010

Robert J. Quillinan

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
Under date of February 22, 2010, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
(signed) KPMG LLP
Memphis, Tennessee
February 22, 2010

Wright Medical Group, Inc.
Schedule II-Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
	of Period	Expenses	and Other	Period

Allowance for doubtful accounts:
For the period ended:
December 31, 2009	$4,007	$5,339	$(702)	$8,644

December 31, 2008	$5,201	$939	$(2,133)	$4,007

December 31, 2007	$2,850	$2,339	$12	$5,201

Sales returns and allowance:
For the period ended:
December 31, 2009	$490	$61	$—	$551

December 31, 2008	$564	$(74)	$—	$490

December 31, 2007	$350	$214	$—	$564

S-1