Form 10-Q
period 2010-03-31
WRIGHT MEDICAL GROUP INC
filed 2010-05-05
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑No
As of April 27, 2010, there were 38,815,186 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

Page
Number
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. [Removed and Reserved.]	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	25
EX-10.25
EX-10.26
EX-31.1
EX-31.2
EX-32
EX-100 INSTANCE DOCUMENT
EX-100 SCHEMA DOCUMENT
EX-100 CALCULATION LINKBASE DOCUMENT
EX-100 LABELS LINKBASE DOCUMENT
EX-100 PRESENTATION LINKBASE DOCUMENT
EX-100 DEFINITION LINKBASE DOCUMENT
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Such risks and uncertainties include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading, “Risk Factors” and elsewhere in this report). Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this quarterly report, and we undertake no obligation to update such statements after this date.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$109,039	$84,409
Marketable securities	77,807	86,819
Accounts receivable, net	102,391	101,720
Inventories	162,145	163,535
Prepaid expenses	10,715	13,122
Deferred income taxes	34,770	34,824
Other current assets	4,976	6,175

Total current assets	501,843	490,604

Property, plant and equipment, net	141,359	139,708
Goodwill	53,386	53,860
Intangible assets, net	17,074	17,727
Deferred income taxes	5,873	5,248
Other assets	6,757	7,137

Total assets	$726,292	$714,284

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$20,275	$13,978
Accrued expenses and other current liabilities	60,744	54,643
Current portion of long-term obligations	341	336

Total current liabilities	81,360	68,957

Long-term debt and capital lease obligations	200,246	200,326
Deferred income taxes	148	157
Other liabilities	4,434	4,436

Total liabilities	286,188	273,876

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 38,817,415 shares at March 31, 2010 and 38,668,882 shares at December 31, 2009	375	374
Additional paid-in capital	379,735	376,647
Accumulated other comprehensive income	20,038	22,906
Retained earnings	39,956	40,481

Total stockholders’ equity	440,104	440,408

Total liabilities and stockholders’ equity	$726,292	$714,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$131,244	$120,912
Cost of sales [1]	40,141	38,021

Gross profit	91,103	82,891
Operating expenses:
Selling, general and administrative [1]	76,438	66,609
Research and development [1]	9,835	8,906
Amortization of intangible assets	649	1,317
Restructuring charges (Note 9)	544	66

Total operating expenses	87,466	76,898

Operating income	3,637	5,993
Interest expense, net	1,508	1,253
Other expense (income), net	132	(363)

Income before income taxes	1,997	5,103
Provision for income taxes	2,522	1,786

Net (loss) income	$(525)	$3,317

Net (loss) income per share (Note 7):
Basic	$(0.01)	$0.09

Diluted	$(0.01)	$0.09

Weighted-average number of shares outstanding-basic	37,540	37,229

Weighted-average number of shares outstanding-diluted	37,540	37,340

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Cost of sales	$340	$292
Selling, general and administrative	2,267	2,101
Research and development	398	395
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net (loss) income	$(525)	$3,317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,436	7,877
Stock-based compensation expense	3,005	2,788
Amortization of intangible assets	649	1,317
Amortization of deferred financing costs	246	246
Deferred income taxes	(924)	(881)
Excess tax benefit from stock-based compensation arrangements	(93)	—
Non-cash restructuring charges	121	—
Other	1,061	(345)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(2,638)	(5,192)
Inventories	1,455	5,488
Prepaid expenses and other current assets	3,684	7,446
Accounts payable	6,400	(190)
Accrued expenses and other liabilities	7,810	(6,527)

Net cash provided by operating activities	28,687	15,344

Investing activities:
Capital expenditures	(11,603)	(9,826)
Acquisitions of businesses	(237)	(489)
Purchase of intangible assets	(751)	(282)
Proceeds from maturity of available-for-sale marketable securities	20,090	14,444
Investment in available-for-sale marketable securities	(11,435)	(8,603)

Net cash used in investing activities	(3,936)	(4,756)

Financing activities:
Issuance of common stock	206	—
Principal payments of bank and other financing	(55)	(32)
Financing under factoring agreements, net	5	(62)
Excess tax benefit from stock-based compensation arrangements	93	—

Net cash provided by (used in) financing activities	249	(94)

Effect of exchange rates on cash and cash equivalents	(370)	(1,528)

Net increase in cash and cash equivalents	24,630	8,966

Cash and cash equivalents, beginning of period	84,409	87,865

Cash and cash equivalents, end of period	$109,039	$96,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (SEC).
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of March 31, 2010 and December 31, 2009 due to their short maturities.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS 157 applies to all financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our condensed consolidated interim financial statements. Effective July 1, 2009, this standard was incorporated into the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820). FASB ASC 820-10-50 requires fair value measurements be classified and disclosed in one of the following three categories:

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
As of March 31, 2010 and December 31, 2009, we had available-for-sale marketable securities totaling $77.8 million and $86.8 million, respectively, consisting of investments in treasury bills, government and agency bonds, and certificates of deposits, all of which are valued at fair value using a market approach. As of March 31, 2010, a total of $75.5 million of our available-for-sale securities is valued based on quoted prices in active exchange markets (Level 1). The remaining $2.3 million is valued at fair value using other observable inputs (Level 2).
The fair value of our Convertible Senior Notes due 2014 was $178 million and $176 million as of March 31, 2010 and December 31, 2009, respectively, based on a quoted price in an active market (Level 1).

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2. Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$8,320	$8,606
Work-in-process	24,741	23,766
Finished goods	129,084	131,163

	$162,145	$163,535

3. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Property, plant and equipment, at cost	$290,034	$286,086
Less: Accumulated depreciation	(148,675)	(146,378)

	$141,359	$139,708

4. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Capital lease obligations	$587	$662
Convertible senior notes	200,000	200,000

	200,587	200,662
Less: current portion	(341)	(336)

	$200,246	$200,326

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
On March 31, 2010, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%. The term of the credit facility extends through June 30, 2011.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2010, are as follows (in thousands):

Goodwill at December 31, 2009	$53,860
Foreign currency translation	(474)

Goodwill at March 31, 2010	$53,386

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the three months ended March 31, 2010, we made payments for contingent consideration of $237,000 associated with the acquisition of assets of Creative Medical Designs, Inc. and Rayhack LLC, completed in 2008, all of which was accrued as of December 31, 2009.
The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Distribution channels	$21,059	$20,818	$22,207	$22,025
Completed technology	12,387	5,410	12,537	5,213
Licenses	7,235	3,863	7,245	3,777
Customer relationships	3,750	810	3,750	720
Trademarks	2,753	616	2,733	570
Other	2,568	1,161	2,620	1,060

	49,752	$32,678	51,092	$33,365

Less: Accumulated amortization	(32,678)		(33,365)

Intangible assets, net	$17,074		$17,727

Based on the intangible assets held at March 31, 2010, we expect to amortize approximately $2.5 million for the full year of 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.
6. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows:

	Three Months Ended
	March 31,
	2010	2009
Total cost of share-based payment plans	$2,924	$2,767
Amounts capitalized as inventory and intangible assets	(262)	(273)
Amortization of capitalized amounts	343	294

Charged against income before income taxes	3,005	2,788
Amount of related income tax benefit	(836)	(872)

Impact to net (loss) income	2,169	$1,916

Impact to basic earnings per share	$0.06	$0.05

Impact to diluted earnings per share	$0.06	$0.05

In the three-month period ended March 31, 2010, we granted approximately 3,000 stock options, 128,000 non-vested shares of common stock, and 14,000 restricted stock units at weighted-average fair values of $7.67, $18.32 and $17.63, respectively, which will be recognized on a straight line basis over the requisite service period of four years. As of March 31, 2010, we had approximately 3.9 million stock options (of which approximately 2.9 million were exercisable), 1.2 million non-vested shares of common stock, 29,000 stock-settled phantom stock units, and 66,000 restricted stock units outstanding.
As of March 31, 2010, we had $21.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.6 years.
7. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted-average number of shares outstanding, basic	37,540	37,229
Common stock equivalents	—	111

Weighted-average number of shares outstanding, diluted	37,540	37,340

For the three-month periods ending March 31, 2010 and 2009, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. In addition, 283,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2010, because their effect is anti-dilutive as a result of our net loss. Additionally, the following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stock options	3,564	3,758
Non-vested shares, restricted stock units, and stock-settled phantom stock units	290	542
Convertible debt	6,126	6,126
8. Other Comprehensive Income
The difference between our net (loss) income and our comprehensive loss is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net (loss) income to comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net (loss) income	$(525)	$3,317
Changes in foreign currency translation	(2,918)	(3,203)
Unrealized gain (loss) on marketable securities	46	(240)
Minimum pension liability adjustment	4	4

Comprehensive loss	$(3,393)	$(122)

9. Restructuring
Toulon, France
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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

	Three Months	Cumulative
	Ended	Charges as of
(in thousands)	March 31, 2010	March 31, 2010
Severance and other termination benefits	$17	$13,567
Employee litigation accrual	—	5,048
Asset impairment charges	—	3,093
Inventory write-offs and manufacturing period costs	—	2,139
Legal/professional fees	50	3,067
Other	—	194

Total restructuring charges	$67	$27,108

Activity in the restructuring liability for the three months ended March 31, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$4,964

Charges:
Severance and other termination benefits	17
Legal/professional fees	50

Total accruals	67

Payments:
Severance and other termination benefits	(14)
Legal/professional fees	(246)

Total payments	(260)

Changes in foreign currency translation	(273)

Restructuring liability at March 31, 2010	$4,498

In connection with the closure of our Toulon, France facility, 103 of our former employees have filed claims to challenge the economic justification for their dismissal. To date, we have received judgments for 86 of those claims, the substantial majority of which were unfavorable to us. All of these judgments have been appealed, or are expected to be appealed, by both parties. Management has estimated the probable liability upon the ultimate resolution of these 103 claims to be $4.3 million, and has therefore recorded this amount as a liability within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of March 31, 2010.
Creteil, France
In October 2009, we announced plans to close our distribution and finance support office in Creteil, France, in order to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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

		Cumulative
	Three Months Ended	Charges as of
(in thousands)	March 31, 2010	March 31, 2010
Severance and other termination benefits	$28	$852
Asset disposals	121	121
Legal/professional fees	53	315
Contract termination costs	6	1,001
Other	269	269

Total restructuring charges	$477	$2,558

Activity in the restructuring liability for the three months ended March 31, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$1,817

Charges:
Severance and other termination benefits	28
Contract termination costs	6
Legal/professional fees	53
Other	269

Total accruals	356

Payments:
Severance and other termination benefits	(520)
Contract termination costs	(927)
Legal/professional fees	(151)
Other	(22)

Total payments	(1,620)

Changes in foreign currency translation	(68)

Restructuring liability at March 31, 2010	$485

10. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against Howmedica’s claims and are vigorously defending this lawsuit. In November 2005, the District Court issued a Markman ruling on claim construction. Howmedica conceded to the District Court that, if the claim construction as issued was applied to our knee product line, our products do not infringe their patent. Howmedica appealed the Markman ruling. In September 2008, the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) overturned the District Court’s Markman ruling on claim construction. The case was remanded to the District Court for further proceedings on alleged infringement and on our affirmative defenses, which include patent invalidity and unenforceability. In 2009, we received a favorable ruling from the District Court ruling that Howmedica’s asserted

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
patent is invalid. However, Howmedica has the right to appeal the decision to the Federal Circuit. The District Court decided to rule on our defense of inequitable conduct before Howmedica will be allowed to appeal. A trial on inequitable conduct is scheduled for July 1, 2010. No provision has been made for this contingency as of March 31, 2010. These claims are covered in part by our patent infringement insurance. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation. The conclusion of the investigation could result in our being subject to additional government oversight and sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We are currently in discussions with the DOJ and the Office of Inspector General (OIG) as to a potential resolution of this matter. At this point, management believes that it is probable that a settlement will be reached and will, among other things, include a monetary payment of approximately $8 million. We have therefore recognized a contingent liability for this amount during the first quarter of 2010. There can be no assurance that we will enter into a consensual resolution of this matter with the DOJ or OIG, or what the terms of any such resolution might be.
In June 2008, we received a letter from the SEC informing us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In March 2010, we were advised by the SEC’s Division of Enforcement that this investigation has been completed as to us and that the SEC does not intend to recommend any enforcement action.
One of our insurers has reserved the right to pursue payment from us for up to approximately $10.6 million plus interest paid by the insurer for the settlements of 33 product liability lawsuits in West Virginia during 2009. We believe that an ultimate unfavorable resolution of this matter is not probable; therefore, no provision has been made for any claim by our insurer as of the date of this report.
As of March 31, 2010, the trade receivable balance due from our stocking distributor in Turkey was $10.4 million, of which a significant portion is past due. We have recorded a reserve of $5.6 million against this balance as of March 31, 2010. It is possible that the future realization of this accounts receivable balance could be less than the remaining unreserved balance of $4.8 million.
We are involved in separate disputes in Italy with a former agent and two former employees. Management believes that we have meritorious defenses to the claims related to these disputes. The payment of any amount related to these disputes is not probable and cannot be estimated at this time. Accordingly, no provisions have been made for these matters as of March 31, 2010.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three-month period ended March 31, 2010. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2009, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture, and marketing of devices and biologic products for extremity, hip and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip, and other joints and bones that have deteriorated or been damaged through disease or injury. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as foot and ankle and upper extremity markets, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications. Additionally, in recent years we have focused significant efforts on increasing our presence in the higher-growth extremities and biologics markets. Our extensive foot and ankle product portfolio, our over 100 specialized foot and ankle sales representatives, and our increasing level of training of extremities-focused surgeons has resulted in our being a recognized leader in the foot and ankle market. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons and surgical podiatrists.
Principal Products. We primarily sell devices and biologic products for extremity, hip and knee repair and reconstruction. We specialize in extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell orthopaedic products not considered to be part of our knee, hip, extremity, or biologic product lines.
Significant Quarterly Business Developments. Net sales increased 9% in the first quarter of 2010 to $131.2 million, compared to net sales of $120.9 million in the first quarter of 2009. In the first quarter of 2010, we recorded a net loss of $0.5 million, compared to net income of $3.3 million for the first quarter of 2009. In the first quarter of 2010 we recorded an estimate of a monetary payment for the potential settlement of the ongoing investigation by the U.S. Department of Justice (DOJ) for $8.0 million ($6.4 million, net of taxes).
Our first quarter domestic sales increased 5% in 2010, as a result of 14% growth within our extremity line and increased sales in our knee and hip business, partially offset by a decline in our domestic biologics product line. Our domestic extremities growth is primarily attributable to higher sales volume of our foot and ankle products, in particular our INBONE™ products, DARCO® line of plating systems, and CHARLOTTE™ Foot and Ankle System.
Our international sales increased 15% to $53.5 million in the first quarter of 2010, compared to $46.6 million in the first quarter of 2009. This increase in sales in the first quarter of 2010 compared to 2009 is primarily the result of growth in almost all of our European markets and increased sales in Australia.
Opportunities and Challenges. Our results of operations can be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility, or result in charges which are unusual or non-recurring. The current state of the global economy negatively impacted industry growth rates in both domestic and international markets during 2009, and we are unable to predict when these markets will return to historical rates of growth.
In our domestic markets, we expect that an expansion of our focused foot and ankle sales force and product offerings will favorably impact our extremities and biologics businesses in 2010. However, we expect that our domestic hip and knee business will continue to be unfavorably impacted by the economic downturn, and we therefore expect these businesses to grow slightly less than the market growth rates in 2010.

During 2010, we expect a relatively stable pricing environment internationally. Given that, combined with the anticipated impact of our new Australian subsidiary, as well as the annualization of the lower levels of revenues from our international stocking distributor business, we anticipate moderate levels of sales growth in our international business. This, however, could be impacted by foreign currency translation due to strengthening of the U.S. dollar as compared with currencies such as the euro.
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
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation. The conclusion of the investigation could result in our being subject to additional government oversight and sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We are currently in discussions with the DOJ and the Office of Inspector General (OIG) as to a potential resolution of this matter. At this point, management believes that it is probable that a settlement will be reached and will include a monetary payment of approximately $8 million. We have therefore recognized a contingent liability for this amount during the first quarter of 2010. There can be no assurance that we will enter into a consensual resolution of this matter with the DOJ or OIG, or what the terms of any such resolution might be.
In June 2008, we received a letter from the U.S. Securities and Exchange Commission (SEC) informing us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In March 2010, we were advised by the SEC’s Division of Enforcement that the investigation has been completed as to us and that the SEC does not intend to recommend any enforcement action.
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012.
A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this report.

Results of Operations
Comparison of three months ended March 31, 2010 to three months ended March 31, 2009
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Net sales	$131,244	100.0%	$120,912	100.0%
Cost of sales[1]	40,141	30.6%	38,021	31.4%

Gross profit	91,103	69.4%	82,891	68.6%
Operating expenses:
Selling, general and administrative[1]	76,438	58.2%	66,609	55.1%
Research and development[1]	9,835	7.5%	8,906	7.4%
Amortization of intangible assets	649	0.5%	1,317	1.1%
Restructuring charges	544	0.4%	66	0.1%

Total operating expenses	87,466	66.6%	76,898	63.6%

Operating income	3,637	2.8%	5,993	5.0%
Interest expense, net	1,508	1.1%	1,253	1.0%
Other expense (income), net	132	0.1%	(363)	(0.3%)

Income before income taxes	1,997	1.5%	5,103	4.2%
Provision for income taxes	2,522	1.9%	1,786	1.5%

Net (loss) income	$(525)	(0.4%)	$3,317	2.7%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
		% of		% of
	2010	Sales	2009	Sales
Cost of sales	$340	0.3%	$292	0.2%
Selling, general and administrative	2,267	1.7%	2,101	1.7%
Research and development	398	0.3%	395	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended March 31,
	2010	2009	%Change
Hip products	$46,285	$41,914	10.4%
Knee products	32,418	30,388	6.7%
Extremity products	30,104	25,941	16.0%
Biologics products	19,792	19,771	0.1%
Other	2,645	2,898	(8.7%)

Total net sales	$131,244	$120,912	8.5%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2010 and 2009:
Product Line Sales as a Percentage of Total Net Sales

2010	2009
Net Sales. Overall, our net sales increased 9% in the first quarter of 2010 compared to the first quarter of 2009. We experienced continued growth in our extremity product line, which increased 16% over prior year, as well as growth in our hip and knee businesses of 10% and 7%, respectively, over the first quarter of 2009. Our biologics product line sales compared to the first quarter of 2009 were relatively flat. Geographically, our domestic net sales totaled $77.7 million in the first quarter of 2010 and $74.4 million in the first quarter of 2009, representing 59% and 61% of total net sales, respectively, and growth of 5% in 2010 compared to 2009. Our international net sales totaled $53.5 million in the first quarter of 2010, compared to $46.6 million in the first quarter of 2009, representing growth of 15%. This increase is primarily a result of increased sales in almost all of our European markets and Australia, as well as a $2.4 million favorable currency impact.
Our hip product net sales totaled $46.3 million during the first quarter of 2010, representing a 10% increase over the prior year. Our domestic hip sales increased 3% over prior year primarily due to increased unit sales of our DYNASTY™ acetabular cup system, which was partially offset by decreased pricing. Internationally, hip sales increased 17% over prior year primarily due to increased sales in Japan and Europe. Additionally, international hip sales included a $1.2 million favorable currency impact in the first quarter of 2010.

Our knee product net sales increased 7% to $32.4 million in the first quarter of 2010 from $30.4 million during the same period in 2009. Domestically, knee sales increased 4% during the first quarter of 2010 primarily due to increased unit sales of the ADVANCE® knee system, which was partially offset by decreased pricing. International knee sales increased 10% due to higher levels of sales in Europe and a $561,000 favorable currency impact during the first quarter of 2010.
Our extremity product line net sales increased to $30.1 million in the first quarter of 2010, representing growth of 16% over the first quarter of 2009. Domestically, extremity product sales increased 14% over the first quarter of 2009 as higher levels of sales of our foot and ankle products were partially offset by declines in certain of our upper extremity products. Our international extremity sales increased 26% compared to the same period in 2009 primarily due to increased sales in Australia, and a favorable currency impact of $354,000.
Net sales of our biologics products totaled $19.8 million in the first quarter of 2010, relatively flat compared to the first quarter of 2009. In the U.S., our biologics sales declined 3% in 2010, primarily due to decreased sales of our GRAFTJACKET® tissue repair and containment membranes, as well as the continued decline in sales of our ALLOMATRIX® line of injectable tissue-based bone graft substitutes. These declines were partially offset by sales of our PRO-STIM™ Osteoinductive Bone Graft Substitute that was launched in September 2009. Our international biologics sales increase of 18% is primarily attributable to increased sales in Asia as well as a $202,000 favorable currency impact during the first quarter of 2010.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 31.4% in the first quarter of 2009 to 30.6% in the first quarter of 2010. This decrease is primarily attributable to lower levels of provisions for excess and obsolete inventory and a favorable currency impact, which were partially offset by unfavorable geographic mix and decreased pricing in our U.S. hip and knee sales. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in both 2010 and 2009. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 58.2% in the first quarter of 2010, a 3.1 percentage point increase from 55.1% in the first quarter of 2009. Selling, general and administrative expense for the first quarter of 2010 included $2.3 million of non-cash, stock based compensation expense (1.7% of net sales) and $8.1 million of costs associated with U.S. government inquiries (6.1% of net sales), $8.0 million of which was for management’s estimate of a monetary payment for the potential settlement of the ongoing investigation by the DOJ. During the first quarter of 2009, selling, general and administrative expense included $2.1 million of non-cash, stock based compensation expense (1.7% of net sales) and $4.1 million of costs, primarily legal fees, associated with U.S. government inquiries (3.4% of net sales). The remaining increase in selling, general and administrative expenses as a percentage of sales during the first quarter of 2010 is primarily due to increased expense relating to the expansion of our domestic foot and ankle sales force.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, as we continue to incur expenses associated with the DOJ investigation, and as our spending related to the global compliance requirements of our industry increases.
Research and Development. Our investment in research and development activities represented approximately 7.5% of net sales in the first quarter of 2010, as compared to 7.4% of net sales in the first quarter of 2009. Our research and development expenses include approximately $0.4 million (0.3% of net sales) of non-cash, stock-based compensation expense in the first quarter of 2010 and 2009. Increased spending on research and development during the first quarter of 2010 is primarily the result of investments made for product development initiatives and clinical studies.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the first quarter of 2010 decreased compared to the same period in 2009 from 1.1% of net sales to 0.5% of net sales as a significant amount of our intangible assets became fully amortized at the end of 2009. Based on the intangible assets held as of March 31, 2010, we expect to recognize amortization expense of approximately $2.5 million for the full year of 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.
Interest Expense, Net. Interest expense, net, consists of interest expense of $1.6 million during the first quarter of 2010 and $1.7 million in 2009, primarily from borrowings under our Convertible Senior Notes due 2014 issued in November 2007, offset by interest income of $105,000 and $400,000 during the first quarter of 2010 and 2009, respectively, generated by our invested cash balances and investments in marketable securities.
The amounts of interest income we realize in 2010 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Provision for Income Taxes. We recorded tax provisions of $2.5 million and $1.8 million in the first quarter of 2010 and 2009, respectively. During the first quarter of 2010, our effective tax rate was approximately 126.3% as compared to 35.0% in the first quarter of 2009. This increase is primarily attributable to an unfavorable 85.5 percentage point impact in the first quarter of 2010 due to the discrete tax effect of the $8.0 million charge to record management’s estimate of the monetary payment for the potential settlement of the ongoing DOJ investigation. Additionally, the U.S. Federal Research and Development tax credit expired effective January 1, 2010, and our tax provision during the first quarter of 2009 included a favorable 1.8 percentage point impact due to the tax effect of expenses related to U.S. governmental inquiries.
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
Restructuring
Toulon, France
In 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $30 million, of which we have recognized $27.1 million through March 31, 2010. We anticipate that recording the remaining $1 million to $3 million of restructuring expenses could have a material impact on our results of operations in the period incurred, however we do not expect that the restructuring will have a material impact on our financial condition or liquidity. We began realizing the benefits from this restructuring within selling, general and administrative expenses in 2008. While we began realizing the benefits from this restructuring within cost of sales in 2009, unfavorable currency exchange rates and increased raw material and other manufacturing costs offset some of those benefits. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Creteil, France
In October 2009, we announced our plans to close our distribution and finance support office in Creteil, France, to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands. Direct sales in France will continue and will be serviced by independent sales agents. We have estimated that total pre-tax restructuring charges will be approximately $3 million to $4 million, of which we have recognized $2.6 million through March 31, 2010. We do not anticipate that recording the remaining restructuring expenses will have a material impact on our results of operations; additionally, we do not expect that this restructuring will have a material impact on our financial condition or liquidity. We will realize the benefits of this restructuring within selling, general, and administrative expenses beginning in the second quarter of 2010. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$109,039	$84,409
Marketable securities	77,807	86,819
Working capital	420,483	421,647
Line of credit availability	100,000	100,000
Operating Activities. Cash provided by operating activities was $28.7 million for the first three months of 2010, as compared to $15.3 million for the first three months of 2009. The increase in operating cash flow is attributable to favorable changes in working capital for accounts receivable, accrued expenses and accounts payable, most of which was due to timing.
Investing Activities. Our capital expenditures totaled approximately $11.6 million and $9.8 million in the first three months of 2010 and 2009, respectively. The increase is attributable to increased spending on manufacturing equipment in anticipation of product launches. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $42 million in 2010 for routine capital expenditures, and approximately $8 million for the continued expansion of facilities in Arlington, Tennessee.
Financing Activities. During the first three months of 2010, cash provided by financing activities totaled $249,000 compared to the first three months of 2009 when cash used in financing activities totaled $94,000. This increase in cash provided by financing activities is primarily attributable to cash payments for stock option exercises during the first quarter of 2010.
On March 31, 2010, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base annual rate plus an applicable annual rate that ranges from 0% to 1.75% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25%.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $109.0 million, our marketable securities balance of $77.8 million, our existing available credit line of $100 million, and our expected cash flow from our 2010 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2010 of approximately $50 million, and meet our contractual cash obligations in 2010.

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant modifications to the policies related to our critical accounting estimates since December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. At March 31, 2010, we had short term cash and marketable securities investments totaling approximately $183 million. Based on this level of investment, a change of 0.25% in interest rates would have an annual impact of $458,000 on our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 28% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2010, and for the year ended December 31, 2009, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from European Union countries, which are denominated in the euro; from Japan, which are denominated in the Japanese yen; from the United Kingdom, which are denominated in the British pound; and from Australia, which are denominated in the Australian dollar. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro, the yen, the British pound, the Canadian dollar, and the Australian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen, the U.S. dollar and the British pound, the U.S. dollar and the Canadian dollar, and the U.S. dollar and the Australian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated in euros, Japanese yen, British pounds, Canadian dollars, and Australian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
During the three months March 31, 2010, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Not applicable.

ITEM 1A.	RISK FACTORS.
Our business could be significantly and adversely impacted if certain types of healthcare reform programs are adopted and other legislative proposals are enacted into law.
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	[Removed and Reserved]
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.
(a) Exhibits.
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2006, among Wright Medical Group, Inc., its domestic subsidiaries, the lenders named therein, Bank of America, N.A., and SunTrust Bank, as amended by First Amendment to Credit Agreement dated as of November 16, 2007. (5)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (6) as amended by First Amendment to 1999 Plan.(7)

10.3	2009 Equity Incentive Plan (2009 Plan) (8)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(9)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan. (9)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (9)

10.9*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (9)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.11*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.12*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (9)

10.13*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.14*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (9)

10.15*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (9)

10.16*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.17*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (9)

10.18*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (9)

10.19*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.20*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.21*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan (12)

10.22*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

Exhibit
No.	Description
10.23*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley. (13)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (15)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr.

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger.

10.27*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (14)

10.28†	Supply and Development Agreement dated April 1, 2002 between Wright Medical Technology, Inc. and LifeCell Corporation, as amended January 14, 2003; February 25, 2003; May 9, 2003; July 18, 2003; March 4, 2004 and April 22, 2005. (16)

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

100	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our quarterly report on Form 10-Q filed on August 4, 2009.

(6)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(8)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2009.

(9)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(10)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(15)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(16)	Incorporated by reference to our current report on Form 10-K filed on February 22, 2010.

*	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 4, 2010

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
10.25	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr.

10.26	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

100	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.