Form 10-Q
period 2010-06-30
WRIGHT MEDICAL GROUP INC
filed 2010-08-03
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 28, 2010, there were 39,219,884 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$99,320	$84,409
Marketable securities	60,082	86,819
Accounts receivable, net	100,735	101,720
Inventories	164,875	163,535
Prepaid expenses	9,489	13,122
Deferred income taxes	34,862	34,824
Other current assets	4,646	6,175

Total current assets	474,009	490,604

Property, plant and equipment, net	142,735	139,708
Goodwill	52,805	53,860
Intangible assets, net	16,691	17,727
Marketable securities	31,653	—
Deferred income taxes	5,033	5,248
Other assets	7,615	7,137

Total assets	$730,541	$714,284

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$18,810	$13,978
Accrued expenses and other current liabilities	61,621	54,643
Current portion of long-term obligations	348	336

Total current liabilities	80,779	68,957

Long-term debt and capital lease obligations	200,190	200,326
Deferred income taxes	143	157
Other liabilities	4,490	4,436

Total liabilities	285,602	273,876

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,224,970 shares at June 30, 2010 and 38,668,882 shares at December 31, 2009	379	374
Additional paid-in capital	383,914	376,647
Accumulated other comprehensive income	15,843	22,906
Retained earnings	44,803	40,481

Total stockholders’ equity	444,939	440,408

Total liabilities and stockholders’ equity	$730,541	$714,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$127,734	$118,926	$258,978	$239,838
Cost of sales [1]	39,934	36,745	80,075	74,766

Gross profit	87,800	82,181	178,903	165,072
Operating expenses:
Selling, general and administrative [1]	67,774	65,821	144,212	132,430
Research and development [1]	9,784	9,017	19,619	17,923
Amortization of intangible assets	634	1,308	1,283	2,625
Restructuring charges (Note 9)	461	794	1,005	860

Total operating expenses	78,653	76,940	166,119	153,838

Operating income	9,147	5,241	12,784	11,234
Interest expense, net	1,510	1,286	3,018	2,539
Other income, net	(175)	(103)	(43)	(466)

Income before income taxes	7,812	4,058	9,809	9,161
Provision for income taxes	2,965	1,631	5,487	3,417

Net income	$4,847	$2,427	$4,322	$5,744

Net income per share (Note 7):
Basic	$0.13	$0.07	$0.11	$0.15

Diluted	$0.13	$0.06	$0.11	$0.15

Weighted-average number of shares outstanding-basic	37,764	37,332	37,652	37,281

Weighted-average number of shares outstanding-diluted	37,960	37,404	37,884	37,362

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$326	$311	$666	$603
Selling, general and administrative	3,172	3,204	5,439	5,305
Research and development	610	565	1,008	960
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net income	$4,322	$5,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,970	15,768
Stock-based compensation expense	7,113	6,868
Amortization of intangible assets	1,283	2,625
Amortization of deferred financing costs	493	492
Deferred income taxes	(2,420)	(1,732)
Excess tax benefit from stock-based compensation arrangements	(283)	—
Non-cash restructuring charges	248	—
Other	953	(8)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(2,777)	(5,948)
Inventories	(1,335)	6,917
Prepaid expenses and other current assets	5,187	10,832
Accounts payable	5,093	(588)
Accrued expenses and other liabilities	11,847	(6,994)

Net cash provided by operating activities	46,694	33,976

Investing activities:
Capital expenditures	(22,377)	(19,056)
Acquisitions of businesses	(2,072)	(5,575)
Purchase of intangible assets	(1,001)	(282)
Proceeds from maturity of available-for-sale marketable securities	44,692	49,516
Investment in available-for-sale marketable securities	(50,307)	(29,304)

Net cash used in investing activities	(31,065)	(4,701)

Financing activities:
Issuance of common stock	452	186
Principal payments of bank and other financing	(827)	(67)
Financing under factoring agreements, net	5	(58)
Excess tax benefit from stock-based compensation arrangements	283	—

Net cash (used in) provided by financing activities	(87)	61

Effect of exchange rates on cash and cash equivalents	(631)	(733)

Net increase in cash and cash equivalents	14,911	28,603

Cash and cash equivalents, beginning of period	84,409	87,865

Cash and cash equivalents, end of period	$99,320	$116,468

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
Marketable Securities. We have historically invested in treasury bills, government and agency bonds, and certificates of deposit with maturity dates of less than 12 months and certificates of deposit with maturity dates of six months or less. Beginning in the second quarter of 2010, we also invested in marketable securities with maturity dates greater than 12 months. Our investments in these marketable securities are classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income. Marketable securities are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified as long-term.
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of June 30, 2010 and December 31, 2009 due to their short maturities.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS 157 applies to all financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our condensed consolidated interim financial statements. Effective July 1, 2009, this standard was incorporated into the FASB ASC Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820). FASB ASC 820-10-50 requires fair value measurements be classified and disclosed in one of the following three categories:
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
As of June 30, 2010 and December 31, 2009, we had current available-for-sale marketable securities totaling $60.1 million and $86.8 million, respectively, consisting of investments in treasury bills, government and agency bonds, and certificates of deposits, all of which are valued at fair value using a market approach. In addition, we had

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
noncurrent marketable securities totaling $31.7 million as of June 30, 2010, consisting of investments in government, agency, and corporate bonds, all of which are valued at fair value using a market approach.
The following table summarizes the valuation of the Company’s financial instruments (in thousands):

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At June 30, 2010
Assets
Cash and cash equivalents	$99,320	$99,320	$—	$—
Available-for-sale marketable securities
Municipal debt securities	654	654	—	—
U.S. agency debt securities	64,805	64,805	—	—
Certificates of deposits	1,975	—	1,975	—
Corporate debt securities	3,224	3,224	—	—
U.S. government debt securities	21,077	21,077	—	—

	91,735	89,760	1,975	—

	$191,055	$189,080	$1,975	$—

Liabilities

Convertible Senior Notes	173,000	173,000	—	—

	$173,000	$173,000	$—	$—

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009
Assets
Cash and cash equivalents	$84,409	$84,409	$—	$—
Available-for-sale marketable securities
Municipal debt securities	—	—	—	—
U.S. agency debt securities	69,780	69,780	—	—
Certificates of deposits	1,430	—	1,430	—
Corporate debt securities	—	—	—	—
U.S. government debt securities	15,609	15,609	—	—

	86,819	85,389	1,430	—

	$171,228	$169,798	$1,430	$—

Liabilities
Convertible Senior Notes	176,000	176,000	—	—

	$176,000	$176,000	$—	$—

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$8,089	$8,606
Work-in-process	24,667	23,766
Finished goods	132,119	131,163

	$164,875	$163,535

3. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Property, plant and equipment, at cost	$295,036	$286,086
Less: Accumulated depreciation	(152,301)	(146,378)

	$142,735	$139,708

4. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Capital lease obligations	$538	$662
Convertible senior notes	200,000	200,000

	200,538	200,662
Less: current portion	(348)	(336)

	$200,190	$200,326

In November 2007, we issued $200 million of Convertible Senior Notes due 2014. The notes will mature on December 1, 2014. The notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. The holder of the notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the note agreement, the holders may require us to purchase for cash all or a portion of the notes for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its notes, we may, under certain circumstances, increase the conversion rate for the notes surrendered. The notes are unsecured obligations and are subordinated to all existing and future secured debt, our revolving credit facility, and all liabilities of our subsidiaries.
On June 30, 2010, we renewed our revolving credit facility. The revolving credit facility has availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base rate or Eurodollar rate plus an applicable margin that ranges from 0.25% to 2.50% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25% and a Eurodollar rate of 0.75% (6 month rate). The term of the credit facility extends through June 30, 2014.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2010, are as follows (in thousands):

Goodwill at December 31, 2009	$53,860
Goodwill from contingent consideration associated with acquisitions prior to 2010	160
Foreign currency translation	(1,215)

Goodwill at June 30, 2010	$52,805

During the six months ended June 30, 2010, we made payments for contingent consideration of $237,000 associated with the acquisition of the assets of Creative Medical Designs, Inc. and Rayhack LLC, which was accrued as of December 31, 2009, and $1.8 million associated with the acquisition of the assets of Inbone Technologies, Inc., completed in 2008, of which $1.7 million was accrued as of December 31, 2009.
The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$19,115	$18,913	$22,207	$22,025
Completed technology	12,560	5,579	12,537	5,213
Licenses	7,365	4,090	7,245	3,777
Customer relationships	3,750	901	3,750	720
Trademarks	2,753	661	2,733	570
Other	2,569	1,277	2,620	1,060

	48,112	$31,421	51,092	$33,365

Less: Accumulated amortization	(31,421)		(33,365)

Intangible assets, net	$16,691		$17,727

Based on the intangible assets held at June 30, 2010, we expect to amortize approximately $2.5 million for the full year of 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.
6. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total cost of share-based payment plans	$4,171	$4,148	$7,095	$6,915
Amounts capitalized as inventory and intangible assets	(392)	(380)	(654)	(653)
Amortization of capitalized amounts	329	312	672	606

Charged against income before income taxes	4,108	4,080	7,113	6,868
Amount of related income tax benefit	(1,314)	(1,164)	(2,150)	(2,037)

Impact to net income	$2,794	$2,916	$4,963	$4,831

Impact to basic earnings per share	$0.07	$0.08	$0.13	$0.13

Impact to diluted earnings per share	$0.07	$0.08	$0.13	$0.13

In the six-month period ended June 30, 2010, we granted approximately 296,000 stock options, 509,000 non-vested shares of common stock, and 81,000 restricted stock units at weighted-average fair values of $6.98, $18.35 and $18.25, respectively, which will be recognized on a straight line basis over the requisite service period of four years. Of the 296,000 stock options granted in the six-month period ended June 30, 2010, 65,000 were granted as an

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
inducement grant. As of June 30, 2010, we had approximately 4.0 million stock options (of which approximately 3.0 million were exercisable), 1.3 million non-vested shares of common stock, 29,000 stock-settled phantom stock units, and 119,000 restricted stock units outstanding.
As of June 30, 2010, we had $26.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees, which is expected to be recognized over a weighted-average period of 2.8 years.
7. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three-month and six-month periods ending June 30, 2010 and 2009, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average number of shares outstanding, basic	37,764	37,332	37,652	37,281
Common stock equivalents	196	72	232	81

Weighted-average number of shares outstanding, diluted	37,960	37,404	37,884	37,362

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	3,850	4,151	3,850	4,133
Non-vested shares, restricted stock units, and stock-settled phantom stock units	663	1,153	735	1,106
Convertible debt	6,126	6,126	6,126	6,126

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
8. Other Comprehensive Income
The difference between our net income and our comprehensive income (loss) is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net income to comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$4,847	$2,427	$4,322	$5,744
Changes in foreign currency translation	(4,244)	4,005	(7,162)	802
Unrealized gain (loss) on marketable securities	45	(115)	91	(355)
Minimum pension liability adjustment	4	4	8	8

Comprehensive income (loss)	$652	$6,321	$(2,741)	$6,199

9. Restructuring
Toulon, France
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee, and distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands.
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

	Three Months	Six Months	Cumulative
	Ended	Ended	Charges as of
(in thousands)	June 30, 2010	June 30, 2010	June 30, 2010

Severance and other termination benefits	$7	$24	$13,574
Employee litigation accrual	108	108	5,156
Asset impairment charges	—	—	3,093
Inventory write-offs and manufacturing period costs	—	—	2,139
Legal/professional fees	152	202	3,219
Other	—	—	194

Total restructuring charges	$267	$334	$27,375

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the six months ended June 30, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$4,964
Charges:
Severance and other termination benefits	24
Employee litigation accrual	108
Legal/professional fees	202

Total accruals	334

Payments:
Severance and other termination benefits	(19)
Employee litigation accrual	(47)
Legal/professional fees	(333)

Total payments	(399)

Changes in foreign currency translation	(693)

Restructuring liability at June 30, 2010	$4,206

In connection with the closure of our Toulon, France facility, 103 of our former employees have filed claims to challenge the economic justification for their dismissal. To date, we have received judgments for 86 of those claims, the substantial majority of which were unfavorable to us. All of these judgments have been appealed by both parties, and an appellate hearing has been scheduled for September 2010. Management has estimated the probable liability upon the ultimate resolution of these 103 claims to be $4.1 million, and has therefore recorded this amount as a liability within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of June 30, 2010.
Creteil, France
In October 2009, we announced plans to close our distribution and finance support office in Creteil, France, in order to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands.
Management estimated that the pre-tax restructuring charges would total approximately $3 million to $4 million, consisting of the following estimates:
•	$1.0 million to $1.5 million for severance and other termination benefits;

•	$1.0 million to $1.5 million for contract termination charges;

•	$0.5 million of external legal and professional fees; and

•	$0.5 million of other restructuring related costs.
As of June 30, 2010, we have concluded our restructuring efforts, incurring a total of $2.8 million of charges. Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations.

	Three Months	Six Months	Cumulative
	Ended	Ended	Charges as of
(in thousands)	June 30, 2010	June 30, 2010	June 30, 2010

Severance and other termination benefits	$24	$52	$876
Asset disposals	—	121	121
Legal/professional fees	13	66	328
Contract termination costs	127	133	1,128
Other	30	299	299

Total restructuring charges	$194	$671	$2,752

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Activity in the restructuring liability for the six months ended June 30, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$1,817
Charges:
Severance and other termination benefits	52
Contract termination costs	6
Legal/professional fees	66
Other	299

Total accruals	423

Payments:
Severance and other termination benefits	(647)
Contract termination costs	(927)
Legal/professional fees	(189)
Other	(311)

Total payments	(2,074)

Changes in foreign currency translation	(78)

Restructuring liability at June 30, 2010	$88

10. Commitments and Contingencies
In 2000, Howmedica Osteonics Corp. (Howmedica), a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica’s U.S. Patent No. 5,824,100 related to our ADVANCE® knee product line. The lawsuit sought an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could have impacted a substantial portion of our knee product line. In May 2010, we entered into a settlement agreement with Howmedica. As a result of the settlement agreement, we are entitled to continue to sell our ADVANCE® knee product line without any current or future monetary payments to Howmedica. We had not established a reserve for the litigation. Therefore, the settlement resulted in no impact to our consolidated financial position or results of operations.
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation. The conclusion of the investigation could result in our being subject to additional government oversight and sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We are currently in discussions with the DOJ and the Office of Inspector General (OIG) as to a potential resolution of this matter. Management believes that it is probable that a settlement will be reached and will, among other things, include a monetary payment of approximately $8 million. We have recorded a contingent liability for this amount within “Accrued expenses and other current liabilities” in our consolidated balance sheet. There can be no assurance that we will enter into a consensual resolution of this matter with the DOJ or OIG, or what the terms of any such resolution might be.
As previously reported, one of our insurers reserved the right to pursue payment from us for up to approximately $10.5 million paid by the insurer for the settlements of 33 product liability lawsuits in West Virginia during 2009. During the second quarter of 2010, we reached a settlement with this insurer for $2.5 million, for which we recorded a provision in our results of operations for the three months ended June 30, 2010. This provision was primarily offset by favorable results of other litigation finalized during this same period that were individually immaterial.
As of June 30, 2010, the trade receivable balance due from our stocking distributor in Turkey was $9.7 million, of which a significant portion is past due. We have a reserve of $5.6 million against this balance as of June 30, 2010. It is possible that the future realization of this accounts receivable balance could be less than the remaining unreserved balance of $4.1 million.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
We were involved in separate disputes in Italy with a former agent and two former employees. In June 2010, we entered into favorable settlement agreements with these individuals for individually immaterial amounts.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three- and six-month periods ended June 30, 2010. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2009, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture, and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow, and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip, and other joints and bones that have deteriorated or been damaged through disease or injury. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as foot and ankle and upper extremity markets, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications. Our extensive foot and ankle product portfolio, our over 150 specialized foot and ankle sales representatives, and our increasing level of training of extremities-focused surgeons has resulted in our being a recognized leader in the foot and ankle market. We have been in business for over 50 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons and surgical podiatrists.
Principal Products. We primarily sell devices and biologic products for extremity, hip, and knee repair and reconstruction. We specialize in extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma, and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell orthopaedic products not considered to be part of our knee, hip, extremity, or biologic product lines.
Significant Quarterly Business Developments. Net sales increased 7% in the second quarter of 2010 to $127.7 million, compared to net sales of $118.9 million in the second quarter of 2009. In the second quarter of 2010, we recorded net income of $4.8 million, compared to net income of $2.4 million for the second quarter of 2009, primarily as a result of decreased expenses relating to ongoing governmental inquiries, decreased amortization expense, and leveraging of other operating expenses.
Our second quarter domestic sales increased 5% in 2010, primarily due to 13% growth within our extremity line. Our domestic extremities growth is primarily attributable to higher sales volume of our foot and ankle products, in particular our INBONE™ products, our ORTHOLOC™ Polyaxial Locked Plating System, launched in September 2009, and our DARCO® plating systems . Domestic sales of our hip products increased by 2% in the second quarter of 2010 as compared to the same period in 2009, while both our domestic knee sales and domestic biologic sales increased by less than 1%.
Our international sales increased 12% to $51.3 million in the second quarter of 2010, compared to $45.8 million in the second quarter of 2009. This increase in sales in the second quarter of 2010 compared to 2009 is primarily the result of increased sales in Europe, Japan, and Australia.
Opportunities and Challenges. Our results of operations can be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility, or result in charges which are unusual or non-recurring. The global economy negatively impacted industry growth rates in both domestic and international markets beginning in 2009, and we are unable to predict when these markets will return to historical rates of growth.
In our domestic markets, we expect that an expansion of our focused foot and ankle sales force and new product offerings will continue to favorably impact our extremities and biologics businesses in the remainder of 2010. We also expect that our domestic hip and knee business will grow at the market growth rates in 2010.

During 2010, we expect positive impact from our increased presence in Australia and the annualization of the lower levels of revenues from our international stocking distributor business. Given these expectations, we anticipate moderate levels of sales growth in our international business. This, however, could be impacted by foreign currency translation due to strengthening of the U.S. dollar as compared with currencies such as the euro.
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
In December 2007, we received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the District of New Jersey requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigation involving the same subject matter. We are cooperating fully with the DOJ’s investigation. The conclusion of the investigation could result in our being subject to additional government oversight and sanctions requiring the payment of criminal fines, civil fines, and/or settlement amounts. We are currently in discussions with the DOJ and the Office of Inspector General (OIG) as to a potential resolution of this matter. Management believes that it is probable that a settlement will be reached and will include a monetary payment of approximately $8 million, and we recognized a contingent liability for this amount during the first quarter of 2010. There can be no assurance that we will enter into a consensual resolution of this matter with the DOJ or OIG, or what the terms of any such resolution might be.
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

Results of Operations
Comparison of three months ended June 30, 2010 to three months ended June 30, 2009
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Net sales	$127,734	100.0%	$118,926	100.0%
Cost of sales[1]	39,934	31.3%	36,745	30.9%

Gross profit	87,800	68.7%	82,181	69.1%
Operating expenses:
Selling, general and administrative[1]	67,774	53.1%	65,821	55.3%
Research and development[1]	9,784	7.7%	9,017	7.6%
Amortization of intangible assets	634	0.5%	1,308	1.1%
Restructuring charges	461	0.4%	794	0.7%

Total operating expenses	78,653	61.6%	76,940	64.7%

Operating income	9,147	7.2%	5,241	4.4%
Interest expense, net	1,510	1.2%	1,286	1.1%
Other income, net	(175)	(0.1%)	(103)	(0.1%)

Income before income taxes	7,812	6.1%	4,058	3.4%
Provision for income taxes	2,965	2.3%	1,631	1.4%

Net income	$4,847	3.8%	$2,427	2.0%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

		Three Months Ended
	June 30,
		% of		% of
	2010	Sales	2009	Sales
Cost of sales	$326	0.3%	$311	0.3%
Selling, general and administrative	3,172	2.5%	3,204	2.7%
Research and development	610	0.5%	565	0.5%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended June 30,
	2010	2009	% Change
Hip products	$44,177	$41,061	7.6%
Knee products	31,775	30,225	5.1%
Extremity products	29,509	25,629	15.1%
Biologics products	19,838	19,464	1.9%
Other	2,435	2,547	(4.4%)

Total net sales	$127,734	$118,926	7.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2010 and 2009:
Product Line Sales as a Percentage of Total Net Sales

2010	2009

Net Sales. Overall, our net sales increased 7% in the second quarter of 2010 compared to the second quarter of 2009. We experienced continued growth in our extremity product line, which increased 15% over prior year, as well as growth of 8%, 5%, and 2% in our hip, knee and biologic product lines, respectively. Geographically, our domestic net sales totaled $76.5 million in the second quarter of 2010 and $73.1 million in the second quarter of 2009, representing 60% and 62% of total net sales, respectively, and growth of 5% in 2010 compared to 2009. Our international net sales totaled $51.3 million in the second quarter of 2010, compared to $45.8 million in the second quarter of 2009, representing growth of 12%. This increase is primarily a result of increased sales in Europe, Japan, and Australia.
Our hip product net sales totaled $44.2 million during the second quarter of 2010, representing an 8% increase over the prior year. Our domestic hip sales increased 2% over prior year primarily due to increased average selling prices due to mix shifts to higher priced products. Internationally, hip sales increased 13% over prior year primarily due to increased sales in Europe and Japan.
Our knee product net sales increased 5% to $31.8 million in the second quarter of 2010 from $30.2 million during the same period in 2009. Domestically, knee sales increased 1% over the prior year due to increased unit sales. International knee sales increased 11% due to higher levels of sales in Europe.

Our extremity product line net sales increased to $29.5 million in the second quarter of 2010, representing growth of 15% over the second quarter of 2009. Domestically, extremity product sales increased 13% over the second quarter of 2009, as higher levels of sales of our foot and ankle products were partially offset by declines in certain of our upper extremity products. Our international extremity sales increased 25% compared to the same period in 2009 primarily due to increased sales by our new subsidiary in Australia.
Net sales of our biologics products totaled $19.8 million in the second quarter of 2010, representing growth of 2% over the second quarter of 2009. In the U.S., our biologics sales increased 1% in 2010, primarily due to sales of our PRO-STIM™ Osteoinductive Bone Graft Substitute that was launched in September 2009. This increase was partially offset by continued declines of our GRAFTJACKET® tissue repair and containment membranes and ALLOMATRIX® line of injectable tissue-based bone graft substitutes. Our international biologics sales increase of 10% in the second quarter of 2010, as compared to the same period in 2009, is primarily attributable to increased sales in Australia and Asia.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 30.9% in the second quarter of 2009 to 31.3% in the second quarter of 2010, primarily due to unfavorable geographic mix, as higher-margin domestic sales have decreased as a percentage of total sales. This was partially offset by lower levels of excess and obsolete inventory provisions. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in both 2010 and 2009. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 53.1% in the second quarter of 2010, a 2.2 percentage point decrease from 55.3% in the second quarter of 2009. Selling, general and administrative expense for the second quarter of 2010 included $3.2 million of non-cash, stock based compensation expense (2.5% of net sales) and $606,000 of costs associated with U.S. government inquiries (0.5% of net sales). During the second quarter of 2009, selling, general and administrative expense included $3.2 million of non-cash, stock based compensation expense (2.7% of net sales) and $2.0 million of costs, primarily legal fees, associated with U.S. government inquiries (1.7% of net sales). The decrease in selling, general and administrative expenses as a percentage of sales during the second quarter of 2010 is primarily the result of lower levels of expenses associated with U.S. government inquiries, savings realized from our restructuring efforts, and cost savings initiatives, partially offset by higher levels of spending on compliance and cash incentive compensation.
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
Research and Development. Our investment in research and development activities represented approximately 7.7% of net sales in the second quarter of 2010, as compared to 7.6% of net sales in the second quarter of 2009. Our research and development expenses include approximately $0.6 million (0.5% of net sales) of non-cash, stock-based compensation expense in both the second quarter of 2010 and 2009.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the second quarter of 2010 decreased compared to the same period in 2009 from 1.1% of net sales to 0.5% of net sales as a significant amount of our intangible assets became fully amortized at the end of 2009. Based on the intangible assets held as of June 30, 2010, we expect to recognize amortization expense of approximately $2.5 million for the full year of 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.
Interest Expense, Net. Interest expense, net, consists of interest expense of $1.6 million during both the second quarter of 2010 and 2009, primarily from borrowings under our Convertible Senior Notes due 2014 issued in

November 2007, offset by interest income of $103,000 and $340,000 during the second quarter of 2010 and 2009, respectively, generated by our invested cash balances and investments in marketable securities.
The amounts of interest income we realize in 2010 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Provision for Income Taxes. We recorded tax provisions of $3.0 million and $1.6 million in the second quarter of 2010 and 2009, respectively. During the second quarter of 2010, our effective tax rate was approximately 38.0% as compared to 40.2% in the second quarter of 2009.
Comparison of six months ended June 30, 2010 to six months ended June 30, 2009
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales

Net sales	$258,978	100.0%	$239,838	100.0%
Cost of sales[1]	80,075	30.9%	74,766	31.2%

Gross profit	178,903	69.1%	165,072	68.8%
Operating expenses:
Selling, general and administrative[1]	144,212	55.7%	132,430	55.2%
Research and development[1]	19,619	7.6%	17,923	7.5%
Amortization of intangible assets	1,283	0.5%	2,625	1.1%
Restructuring charges	1,005	0.4%	860	0.4%

Total operating expenses	166,119	64.1%	153,838	64.1%

Operating income	12,784	4.9%	11,234	4.7%
Interest expense, net	3,018	1.2%	2,539	1.1%
Other income, net	(43)	(0.0%)	(466)	(0.2%)

Income before income taxes	9,809	3.8%	9,161	3.8%
Provision for income taxes	5,487	2.1%	3,417	1.4%

Net income	$4,322	1.7%	$5,744	2.4%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

		Six Months Ended
	June 30,
		% of		% of
	2010	Sales	2009	Sales
Cost of sales	$666	0.3%	$603	0.3%
Selling, general and administrative	5,439	2.1%	5,305	2.2%
Research and development	1,008	0.4%	960	0.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended June 30,
	2010	2009	% Change
Hip products	$90,462	$82,975	9.0%
Knee products	64,193	60,613	5.9%
Extremity products	59,613	51,570	15.6%
Biologics products	39,630	39,235	1.0%
Other	5,080	5,445	(6.7%)

Total net sales	$258,978	$239,838	8.0%

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2010 and 2009:
Product Line Sales as a Percentage of Total Net Sales

2010	2009

Net Sales. Net sales totaled $259.0 million during the first six months of 2010, representing a 8% increase over the first six months in the prior year. The increase in net sales is primarily attributable to 16% growth over prior year in our extremity product line, 9% growth in our hip product line and a favorable currency impact of $2.4 million. Specifically, the increase in our extremities product line can be attributed to increased domestic sales in our foot and ankle products, including sales of our DARCO® plating systems, the continued success of our CHARLOTTE™ Foot and Ankle system, sales of our INBONE™ products, and sales of ORTHOLOC™ Polyaxial Locked Plating System launched in September 2009.
In the first six months of 2010, domestic net sales increased by 5% over the first six months of 2009 to $154.2 million, or 59.5% of total net sales. International sales totaled $104.8 million, including the aforementioned favorable currency impact of $2.4 million, representing an increase of 14% over the first six months in the prior year. This increase is attributable to growth in Europe, Japan, and Australia, as well as the favorable currency impact.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 31.2% in the first six months of 2009 to 30.9% in the first six months of 2010. This decrease is primarily attributable to lower levels of provisions for excess and obsolete inventory and a favorable currency impact, which were partially offset by unfavorable geographic mix.
Operating Expenses. As a percentage of net sales, our operating expenses were 64.1% in both the first six months of 2010 and 2009. Increased expenses relating to the expansion of our foot and ankle sales force and investments in product development initiatives and clinical studies during the first half of 2010 were offset by decreased amortization expense.
Provision for Income Taxes. We recorded tax provisions of $5.5 million and $3.4 million in the first six months of 2010 and 2009, respectively. During the first six months of 2010, our effective tax rate was approximately 55.9% as compared to 37.3% in the first six months of 2009. This increase is primarily attributable to an unfavorable 16.7 percentage point impact due to the discrete tax effect of the $8.0 million charge to record management’s estimate of the monetary payment for the potential settlement of the ongoing DOJ investigation. Additionally, the U.S. Federal Research and Development tax credit expired effective January 1, 2010, and our tax provision during the first half of 2009 included a favorable impact due to the tax effect of expenses related to U.S. governmental inquiries.
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
Restructuring
Toulon, France
In 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted in our existing manufacturing facility in Arlington, Tennessee, and distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $30 million, of which we have recognized $27.4 million through June 30, 2010. We anticipate that the remaining restructuring expenses will not have a material impact on our results of operations in the period incurred, or on our financial condition or liquidity in future periods. We began realizing the benefits from this restructuring within selling, general and administrative expenses in 2008. While we began realizing the benefits from this restructuring within cost of sales in 2009, unfavorable currency exchange rates and increased raw material and other manufacturing costs offset some of those benefits. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges
Creteil, France
In October 2009, we announced our plans to close our distribution and finance support office in Creteil, France, to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands. Direct sales in France will continue and will be serviced by independent sales agents. We estimated that total pre-tax restructuring charges would be approximately $3 million to $4 million. We have recognized a total of $2.8 million through June 30, 2010, and have completed our restructuring activities in Creteil, France. We began realizing the benefits of this restructuring within selling, general, and administrative expenses in the second quarter of 2010 and have realized an improvement in working capital. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$99,320	$84,409
Short-term marketable securities	60,082	86,819
Long-term marketable securities	31,653	—
Working capital	393,230	421,647
Line of credit availability	100,000	100,000
During the second quarter of 2010, we began investing in long-term marketable securities with maturity dates ranging from 14 to 24 months, consisting of investments in government, agency, and corporate bonds. As of June 30, 2010, the weighted average maturity for these investments is 18.8 months.
Operating Activities. Cash provided by operating activities was $46.7 million for the first six months of 2010, as compared to $34.0 million for the first six months of 2009. The increase in operating cash flow is primarily attributable to favorable changes in working capital for accrued expenses, most of which was due to timing.
Investing Activities. Our capital expenditures totaled approximately $22.4 million and $19.1 million in the first six months of 2010 and 2009, respectively. The increase is attributable to increased spending on manufacturing equipment in anticipation of product launches. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $46 million in 2010 for routine capital expenditures, and approximately $8 million for the continued expansion of facilities in Arlington, Tennessee.
Financing Activities. During the first six months of 2010, cash used in financing activities totaled $87,000 compared to the first six months of 2009 when cash used in financing activities totaled $61,000.
On June 30, 2010, we renewed our revolving credit facility. The revolving credit facility has availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.25% to 2.50% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25% and a Eurodollar rate of 0.75% (6 month rate). The term of the credit facility extends through June 30, 2014.
The payment of our indebtedness under the new credit facility is secured by pledges of 100% of the capital stock of our U.S. subsidiaries and 65% of the capital stock of our foreign subsidiaries, and is guaranteed by our U.S. subsidiaries. The new credit agreement contains customary financial and non-financial covenants. Upon the occurrence of an event of default, the lenders may declare that all principal, interest and other amounts owed are immediately due and payable and may exercise any other available right or remedy. The events of default include, but are not limited to, non-payment of amounts owed, failure to perform covenants, breach of representations and warranties, institution of insolvency proceedings, entry of certain judgments, and occurrence of a change in control. The term of the new credit facility extends through June 30, 2014.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $99.3 million, our marketable securities balances totaling $91.7 million, our existing available credit line of $100 million, and our expected cash flow from our 2010 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2010 of approximately $54 million, and meet our contractual cash obligations in 2010.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 28% of our total net sales were denominated in foreign currencies during the three months ended June 30, 2010 and for the year ended December 31, 2009, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from European Union countries, which are denominated in the euro; from Japan, which are denominated in the Japanese yen; and from the United Kingdom, which are denominated in the British pound; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables from our foreign subsidiaries which are denominated in foreign currencies, principally the euro, the yen, the British pound, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen, the U.S. dollar and the British pound, and the U.S. dollar and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances principally denominated in euros, Japanese yen, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
During the three months June 30, 2010, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. [Removed and Reserved]
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a)	Exhibits.
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2010, among Wright Medical Group, Inc., as the Borrower; the domestic subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and SunTrust Bank, as Syndication Agent. (5)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (6) as amended by First Amendment to 1999 Plan.(7)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (8)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(9)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (9)

10.8*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.10*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.11*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (9)

10.12*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.13*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (9)

10.14*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.15*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.16*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan (12)

10.17*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

Exhibit
No.	Description
10.18*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley, (13) as amended by Employment Contract Amendment dated as of August 2, 2010. (19)

10.19*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (15)

10.20*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (16)

10.21*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (16)

10.22*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (14)

10.23*	Inducement Stock Option Grant Agreement between the Registrant and Raymond C. Kolls dated May 31, 2010 (17)

10.24†	Supply and Development Agreement dated April 1, 2002 between Wright Medical Technology, Inc. and LifeCell Corporation, as amended January 14, 2003; February 25, 2003; May 9, 2003; July 18, 2003; March 4, 2004 and April 22, 2005. (18)

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 2, 2010.

(6)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(8)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(9)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(10)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(15)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(16)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(17)	Incorporated by reference to this Registrant’s Registration Statement on Form S-8 filed June 22, 2010.

(18)	Incorporated by reference to our current report on Form 10-K filed on February 22, 2010.

(19)	Incorporated by reference to our current report on Form 8-K filed on August 2, 2010.

*	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 2, 2010

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.