Form 10-Q
period 2010-09-30
WRIGHT MEDICAL GROUP INC
filed 2010-10-29
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☑ No
As of October 25, 2010, there were 39,190,314 shares of common stock outstanding.

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
Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading, “Risk Factors” and in Item 1A of Part II and elsewhere in this report), and the following:
•	the impact of our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, including our compliance with the Deferred Prosecution Agreement through September 2011 and the Corporate Integrity Agreement through September 2015;

•	demand for and market acceptance of our new and existing products;
•	recently enacted healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business;
•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;
•	our ability to identify business development and growth opportunities for existing or future products;
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;
•	individual, group or class action alleging products liability claims, including an increase in the number of claims during any period;
•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;
•	our ability to enforce our patent rights or patents of third parties preventing or restricting the manufacture, sale or use of affected products or technology;
•	the impact of geographic and product mix on our sales;
•	retention of our sales representatives and independent distributors;
•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;
•	our ability to realize the anticipated benefits of restructuring initiatives; and
•	any impact of the commercial and credit environment on us and our customers and suppliers.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$123,170	$84,409
Marketable securities	33,512	86,819
Accounts receivable, net	98,415	101,720
Inventories	167,058	163,535
Prepaid expenses	10,924	13,122
Deferred income taxes	35,008	34,824
Other current assets	5,204	6,175

Total current assets	473,291	490,604

Property, plant and equipment, net	151,860	139,708
Goodwill	53,716	53,860
Intangible assets, net	16,735	17,727
Marketable securities	34,124	—
Deferred income taxes	6,169	5,248
Other assets	7,792	7,137

Total assets	$743,687	$714,284

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,872	$13,978
Accrued expenses and other current liabilities	61,841	54,643
Current portion of long-term obligations	305	336

Total current liabilities	79,018	68,957

Long-term debt and capital lease obligations	200,301	200,326
Deferred income taxes	153	157
Other liabilities	4,782	4,436

Total liabilities	$284,254	$273,876

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,189,950 shares at September 30, 2010 and 38,668,882 shares at December 31, 2009	379	374
Additional paid-in capital	387,009	376,647
Accumulated other comprehensive income	22,592	22,906
Retained earnings	49,453	40,481

Total stockholders’ equity	459,433	440,408

Total liabilities and stockholders’ equity	$743,687	$714,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$121,708	$117,742	$380,686	$357,580
Cost of sales [1]	37,989	35,880	118,064	110,646

Gross profit	83,719	81,862	262,622	246,934
Operating expenses:
Selling, general and administrative [1]	64,877	63,703	209,089	196,133
Research and development [1]	8,779	8,537	28,398	26,460
Amortization of intangible assets	708	1,274	1,991	3,899
Restructuring charges (Note 9)	134	131	1,139	991

Total operating expenses	74,498	73,645	240,617	227,483

Operating income	9,221	8,217	22,005	19,451
Interest expense, net	1,532	1,435	4,550	3,974
Other expense (income), net	313	108	270	(358)

Income before income taxes	7,376	6,674	17,185	15,835
Provision for income taxes	2,726	2,522	8,213	5,939

Net income	$4,650	$4,152	$8,972	$9,896

Net income per share (Note 7):
Basic	$0.12	$0.11	$0.24	$0.27

Diluted	$0.12	$0.11	$0.24	$0.26

Weighted-average number of shares outstanding-basic	37,935	37,431	37,748	37,331

Weighted-average number of shares outstanding-diluted	38,011	37,551	37,923	37,395

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$314	$335	$980	$938
Selling, general and administrative	2,261	2,517	7,700	7,822
Research and development	492	480	1,500	1,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$8,972	$9,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,073	23,865
Stock-based compensation expense	10,180	10,200
Amortization of intangible assets	1,991	3,899
Amortization of deferred financing costs	777	738
Deferred income taxes	(3,470)	(2,709)
Excess tax benefit from stock-based compensation arrangements	(288)	(24)
Non-cash restructuring charges	246	—
Other	1,170	(14)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	3,384	(5,925)
Inventories	(2,736)	10,418
Prepaid expenses and other current assets	2,527	8,200
Accounts payable	2,949	(1,968)
Accrued expenses and other liabilities	8,221	(6,465)

Net cash provided by operating activities	59,996	50,111

Investing activities:
Capital expenditures	(35,950)	(26,360)
Acquisitions of businesses	(2,072)	(5,973)
Purchase of intangible assets	(1,598)	(882)
Investment in held-to-maturity marketable securities	(4,674)	—
Sales and maturities of available-for-sale marketable securities	104,049	65,192
Investment in available-for-sale marketable securities	(81,067)	(48,324)

Net cash used in investing activities	(21,312)	(16,347)

Financing activities:
Issuance of common stock	461	231
Principal payments of bank and other financing	(968)	(107)
Financing under factoring agreements, net	5	(58)
Excess tax benefit from stock-based compensation arrangements	288	24

Net cash (used in) provided by financing activities	(214)	90

Effect of exchange rates on cash and cash equivalents	291	(485)

Net increase in cash and cash equivalents	38,761	33,369

Cash and cash equivalents, beginning of period	84,409	87,865

Cash and cash equivalents, end of period	$123,170	$121,234

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
Marketable Securities. We have historically invested in treasury bills, government and agency bonds, and certificates of deposit with maturity dates of less than 12 months. Beginning in the second quarter of 2010, we also invested in marketable securities with maturity dates greater than 12 months. Our investments in these marketable securities are classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income. In the third quarter of 2010, we invested in a bank deposit with a maturity date of 12 months. This investment, which is classified as held-to-maturity, is carried at its amortized cost. Marketable securities are classified as short-term for those expected to mature or be sold within 12 months and the remaining portion is classified as long-term. The cost of investment securities sold is determined by the specific identification method.
The following tables present a summary of our marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At September 30, 2010
Available-for-sale marketable securities
Municipal debt securities	$903	$3	$—	$906
U.S. agency debt securities	41,356	28	(2)	41,382
Certificates of deposits	1,363	—	—	1,363
Corporate debt securities	3,199	13	—	3,212
U.S. government debt securities	16,034	26	—	16,060

Total available-for-sale marketable securities	$62,855	$70	$(2)	$62,923

Held-to-maturity time deposits	$4,713	$—	$—	$4,713

Total marketable securities	$67,568	$70	$(2)	$67,636

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At December 31, 2009
Available-for-sale marketable securities
U.S. agency debt securities	$69,819	$11	$(50)	$69,780
Certificates of deposits	1,435	—	(5)	1,430
U.S. government debt securities	15,604	10	(5)	15,609

Total available-for-sale marketable securities	$86,858	$21	$(60)	$86,819

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The maturities of available-for-sale and held-to-maturity debt securities at September 30, 2010 are as follows:

	Available-for-Sale		Held-to-maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value

Due in one year or less	$28,786	$28,799	$4,713	$4,713
Due after one year through two years	26,569	26,620	—	—

Due after two years	7,500	7,504	—	—

	$62,855	$62,923	$4,713	$4,713
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of September 30, 2010 and December 31, 2009 due to their short maturities.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS 157 applies to all financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact to our condensed consolidated interim financial statements. Effective July 1, 2009, this standard was incorporated into FASB ASC Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820). FASB ASC 820-10-50 requires fair value measurements be classified and disclosed in one of the following three categories:
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
As of September 30, 2010 and December 31, 2009, we had current marketable securities totaling $33.5 million and $86.8 million, respectively, consisting of investments in treasury bills, government and agency bonds, and certificates of deposits, all of which are valued at fair value using a market approach. In addition, we had noncurrent marketable securities totaling $34.1 million as of September 30, 2010, consisting of investments in government, agency, and corporate bonds, all of which are valued at fair value using a market approach.
The following table summarizes the valuation of our financial instruments (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At September 30, 2010
Assets
Cash and cash equivalents	$123,170	$123,170	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$906	$906	$—	$—
U.S. agency debt securities	41,382	41,382	—	—
Certificates of deposits	1,363	—	1,363	—
Corporate debt securities	3,212	3,212	—	—
U.S. government debt securities	16,060	16,060	—	—

Total available-for-sale marketable securities	62,923	61,560	1,363	—

Held-to-maturity time deposits	4,713	—	4,713	—

	$190,806	$184,730	$6,076	$—

Liabilities
Convertible Senior Notes	178,000	178,000	—	—

	$178,000	$178,000	$—	$—

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009
Assets
Cash and cash equivalents	$84,409	$84,409	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$69,780	$69,780	$—	$—
Certificates of deposits	1,430	—	1,430	—
U.S. government debt securities	15,609	15,609	—	—

	86,819	85,389	1,430	—

	$171,228	$169,798	$1,430	$—

Liabilities
Convertible Senior Notes	176,000	176,000	—	—

	$176,000	$176,000	$—	$—

2. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$8,354	$8,606
Work-in-process	25,543	23,766
Finished goods	133,161	131,163

	$167,058	$163,535

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
3. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Property, plant and equipment, at cost	$314,741	$286,086
Less: Accumulated depreciation	(162,881)	(146,378)

	$151,860	$139,708

4. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Capital lease obligations	$606	$662
Convertible senior notes	200,000	200,000

	200,606	200,662
Less: current portion	(305)	(336)

	$200,301	$200,326

In November 2007, we issued $200 million of Convertible Senior Notes due 2014. The notes will mature on December 1, 2014. The notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share. The holder of the notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the note agreement, the holders may require us to purchase for cash all or a portion of the notes for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its notes, we may, under certain circumstances, increase the conversion rate for the notes surrendered. The notes are unsecured obligations and are subordinate to all existing and future secured debt, our revolving credit facility, and all liabilities of our subsidiaries.
On June 30, 2010, we renewed our revolving credit facility. The revolving credit facility has availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base rate or Eurodollar rate plus an applicable margin that ranges from 0.25% to 2.50% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25% and a Eurodollar rate of 0.46% (6 month rate). The term of the credit facility extends through June 30, 2014.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2010, are as follows (in thousands):

Goodwill at December 31, 2009	$53,860
Goodwill from contingent consideration associated with acquisitions prior to 2010	258
Foreign currency translation	(402)

Goodwill at September 30, 2010	$53,716

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the nine months ended September 30, 2010, we made payments for contingent consideration of $237,000 associated with the acquisition of the assets of Creative Medical Designs, Inc. and Rayhack LLC, which was accrued as of December 31, 2009, and $1.8 million associated with the acquisition of the assets of Inbone Technologies, Inc., completed in 2008, of which $1.7 million was accrued as of December 31, 2009.
The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$21,249	$21,087	$22,207	$22,025
Completed technology	12,645	5,922	12,537	5,213
Licenses	8,006	4,327	7,245	3,777
Customer relationships	3,750	992	3,750	720
Trademarks	2,753	707	2,733	570
Other	2,824	1,457	2,620	1,060

	51,227	$34,492	51,092	$33,365

Less: Accumulated amortization	(34,492)		(33,365)

Intangible assets, net	$16,735		$17,727

Based on the intangible assets held at September 30, 2010, we expect to amortize approximately $2.7 million for the full year of 2010, $2.5 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.
6. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total cost of share-based payment plans	$3,121	$3,399	$10,216	$10,314
Amounts capitalized as inventory and intangible assets	(371)	(402)	(1,025)	(1,052)
Amortization of capitalized amounts	317	335	989	938

Charged against income before income taxes	3,067	3,332	10,180	10,200
Amount of related income tax benefit	(1,116)	(968)	(3,266)	(3,005)

Impact to net income	$1,951	$2,364	$6,914	$7,195

Impact to basic earnings per share	$0.05	$0.06	$0.18	$0.19

Impact to diluted earnings per share	$0.05	$0.06	$0.18	$0.19

In the nine-month period ended September 30, 2010, we granted approximately 296,000 stock options, 504,000 non-vested shares of common stock, and 88,000 restricted stock units at weighted-average fair values of $6.98, $18.35 and $18.31, respectively, which will be recognized on a straight line basis over the requisite service period of four years. Of the 296,000 stock options granted in the nine-month period ended September 30, 2010, 65,000 were granted as an inducement grant. As of September 30, 2010, we had approximately 4.0 million stock options (of which approximately 3.1 million were exercisable), 1.3 million non-vested shares of common stock, 18,000 stock-settled phantom stock units, and 119,000 restricted stock units outstanding.
As of September 30, 2010, we had $23.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees, which is expected to be recognized over a weighted-average period of 2.6 years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
7. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three-month and nine-month periods ending September 30, 2010 and 2009, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average number of shares outstanding, basic	37,935	37,431	37,748	37,331
Common stock equivalents	76	120	175	64

Weighted-average number of shares outstanding, diluted	38,011	37,551	37,923	37,395

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	3,943	4,120	3,856	4,118
Non-vested shares, restricted stock units, and stock-settled phantom stock units	626	530	687	1,231
Convertible debt	6,126	6,126	6,126	6,126
8. Other Comprehensive Income
The difference between our net income and our comprehensive income is attributable to foreign currency translation, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$4,650	$4,152	$8,972	$9,896
Changes in foreign currency translation	6,728	2,449	(434)	3,251
Unrealized gain (loss) on marketable securities	16	(39)	107	(394)
Minimum pension liability adjustment	5	4	13	12

Comprehensive income	$11,399	$6,566	$8,658	$12,765

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
9. Restructuring
Toulon, France
In June 2007, we announced plans to close our manufacturing, distribution, and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with production now conducted in our existing manufacturing facility in Arlington, Tennessee, and European distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands.
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

	Three Months	Nine Months	Cumulative
	Ended	Ended	Charges as of
(in thousands)	September 30, 2010	September 30, 2010	September 30, 2010

Severance and other termination benefits	$2	$26	$13,576
Employee litigation accrual	(5)	103	5,151
Asset impairment charges	—	—	3,093
Inventory write-offs and manufacturing period costs	—	—	2,139
Legal/professional fees	137	339	3,356
Other	—	—	194

Total restructuring charges	$134	$468	$27,509

Activity in the restructuring liability for the nine months ended September 30, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$4,964

Charges:
Severance and other termination benefits	26
Employee litigation accrual	103
Legal/professional fees	339

Total accruals	468

Payments:
Severance and other termination benefits	(16)
Employee litigation accrual	(1,098)
Legal/professional fees	(404)

Total payments	(1,518)

Changes in foreign currency translation	(358)

Restructuring liability at September 30, 2010	$3,556

In connection with the closure of our Toulon, France facility, 103 of our former employees have filed claims to challenge the economic justification for their dismissal. To date, judgments have been rendered for 86 of those claims, the substantial majority of which were unfavorable to us and for which we have been required to pay a portion of the judgment, totaling approximately $1.1 million. An appellate hearing related to these judgments was held during the three months ended September 30, 2010, however a ruling has not been issued. Management has

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
estimated the remaining probable liability upon the ultimate resolution of these 103 claims to be $3.3 million, and has therefore recorded this amount as a liability within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2010.
Creteil, France
In October 2009, we announced plans to close our distribution and finance support office in Creteil, France, in order to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands.
As of September 30, 2010, we have concluded our restructuring efforts in Creteil, incurring a total of $2.8 million of charges, however certain liabilities remain to be paid. No charges were incurred in the three months ended September 30, 2010.
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations.

	Nine Months	Cumulative
	Ended	Charges as of
(in thousands)	September 30, 2010	September 30, 2010

Severance and other termination benefits	$52	$876
Asset disposals	121	121
Legal/professional fees	66	328
Contract termination costs	133	1,128
Other	299	299

Total restructuring charges	$671	$2,752

Activity in the restructuring liability for the nine months ended September 30, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$1,817

Charges:
Severance and other termination benefits	52
Contract termination costs	6
Legal/professional fees	66
Other	299

Total accruals	423

Payments:
Severance and other termination benefits	(647)
Contract termination costs	(927)
Legal/professional fees	(197)
Other	(311)

Total payments	(2,082)

Changes in foreign currency translation	(70)

Restructuring liability at September 30, 2010	$88

10. Commitments and Contingencies
In December 2007, we received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney’s Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigations involving the same subject matter.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO agrees not to prosecute WMT in connection with the matter if WMT satisfies its obligations during the 12 month term of the DPA. Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. Together, these agreements resolve the investigation commenced by the USAO in December 2007. The USAO specifically acknowledges in the DPA that it does not allege that WMT’s conduct adversely affected patient health or patient care.
We previously accrued a provision of approximately $8 million for an anticipated settlement of this investigation; therefore, we did not have a material impact to our consolidated financial position or results of operations during the three months ended September 30, 2010 related to these settlements.
As of September 30, 2010, the trade receivable balance due from our stocking distributor in Turkey was $9.4 million, of which a significant portion is past due. We have a reserve of $5.6 million against this balance as of June 30, 2010. It is possible that the future realization of this accounts receivable balance could be more or less than the remaining unreserved balance of $3.8 million.
In addition to the stocking distributor in Turkey, our next ten largest international stocking distributors have net trade receivable balances totaling approximately $17 million as of September 30, 2010. No allowance has been provided on these balances as management believes it is probable that the balances will be fully collected. However, it is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three- and nine-month periods ended September 30, 2010. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2009, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture, and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow, and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip, and other joints and bones that have deteriorated or been damaged through disease or injury. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as the foot and ankle market, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications. Our extensive foot and ankle product portfolio, our over 150 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in our being a recognized leader in the foot and ankle market. We have been in business for over 60 years and have built a well-known and respected brand name and strong relationships with orthopaedic surgeons and surgical podiatrists.
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
Significant Quarterly Business Developments. Net sales increased 3% in the third quarter of 2010 to $121.7 million, compared to net sales of $117.7 million in the third quarter of 2009. In the third quarter of 2010, we recorded net income of $4.7 million, compared to net income of $4.2 million for the third quarter of 2009, primarily as a result of decreased expenses relating to ongoing governmental inquiries, decreased amortization expense, and decreased levels of non-cash, stock based compensation expense.
Our third quarter domestic sales increased 1% in 2010, primarily due to 13% growth within our extremity line. Our domestic extremities growth is primarily attributable to higher sales volume of our foot and ankle products, in particular our INBONE™ products, our ORTHOLOC™ Polyaxial Locked Plating System, launched in September 2009, our DARCO® plating systems, and our VALOR® Hindfoot Fusion Nail System launched in June 2010. Domestic sales of our biologic products increased by 2% in the third quarter of 2010 as compared to the same period in 2009. Our domestic knee sales and domestic hip sales decreased by 5% and 9%, respectively, in the third quarter of 2010 as compared to the same period in 2009 due to lower levels of unit sales volume as well as lower pricing, both of which are impacted by market conditions throughout the industry.
Our international sales increased 7% to $47.1 million in the third quarter of 2010, compared to $44.0 million in the third quarter of 2009. This increase in sales in the third quarter of 2010 compared to 2009 is primarily the result of increased sales in Japan, Latin America and Australia.
During the three months ended September 30, 2010, we reached a settlement agreement with the United States for a payment $7.9 million without any admission by us. In addition, pursuant to a Deferred Prosecution Agreement, an independent monitor will review and evaluate our compliance with our obligations under this agreement for a period of 12 months.
Opportunities and Challenges. Our results of operations can be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market.

Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility, or result in charges which are unusual or non-recurring. The global economy negatively impacted industry growth rates in both domestic and international markets beginning in 2009, and we are unable to predict when these markets will return to historical rates of growth, if ever.
In our domestic markets, we expect that an expansion of our focused foot and ankle sales force and new product offerings will continue to favorably impact our extremities and biologics businesses in the remainder of 2010. We believe that our domestic hip and knee business will be unfavorably impacted by market conditions during the remainder of the year.
During 2010, we expect positive impact from our increased presence in Australia and the annualization of the lower levels of revenues from our international stocking distributor business. Given these expectations, we anticipate moderate levels of sales growth in our international business for the remainder of 2010.
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
In December 2007, we received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney’s Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigations involving the same subject matter.
On September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO agrees not to prosecute WMT in connection with the matter if WMT satisfies its obligations during the 12 month term of the DPA. Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. Together, these agreements resolve the investigation commenced by the USAO in December 2007. The USAO specifically acknowledges in the DPA that it does not allege that WMT’s conduct adversely affected patient health or patient care.
We previously accrued a provision of approximately $8 million for an anticipated settlement of this investigation; therefore, we did not have a material impact to our consolidated financial position or results of operations during the three months ended September 30, 2010 related to these settlements. The DPA and CIA impose certain obligations on the Company to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to 6 months, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Our obligations under the DPA expire as of September 29, 2011 while our obligations under our CIA expire as of September 29, 2014.
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act was enacted. Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices after December 31, 2012.
A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and Item 1A of Part II and elsewhere in this report.

Results of Operations
Comparison of three months ended September 30, 2010 to three months ended September 30, 2009
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales

Net sales	$121,708	100.0%	$117,742	100.0%
Cost of sales[1]	37,989	31.2%	35,880	30.5%

Gross profit	83,719	68.8%	81,862	69.5%
Operating expenses:
Selling, general and administrative[1]	64,877	53.3%	63,703	54.1%
Research and development[1]	8,779	7.2%	8,537	7.3%
Amortization of intangible assets	708	0.6%	1,274	1.1%
Restructuring charges	134	0.1%	131	0.1%

Total operating expenses	74,498	61.2%	73,645	62.5%
Operating income	9,221	7.6%	8,217	7.0%
Interest expense, net	1,532	1.3%	1,435	1.2%
Other income, net	313	0.3%	108	0.1%

Income before income taxes	7,376	6.1%	6,674	5.7%
Provision for income taxes	2,726	2.2%	2,522	2.1%

Net income	$4,650	3.8%	$4,152	3.5%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	September 30,
		% of		% of
	2010	Sales	2009	Sales
Cost of sales	$314	0.3%	$335	0.3%
Selling, general and administrative	2,261	1.9%	2,517	2.1%
Research and development	492	0.4%	480	0.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended September 30,
	2010	2009	%Change
Hip products	$39,956	$40,055	(0.2%)
Knee products	29,549	30,114	(1.9%)
Extremity products	30,125	25,546	17.9%
Biologics products	19,666	19,437	1.2%
Other	2,412	2,590	(6.9%)

Total net sales	$121,708	$117,742	3.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2010 and 2009:
Product Line Sales as a Percentage of Total Net Sales

2010	2009

Net Sales. Overall, our net sales increased 3% in the third quarter of 2010 compared to the third quarter of 2009. We experienced continued growth in our extremity product line, which increased 18% over prior year, as well as growth of 1% in our biologics line, while we experienced declines of 0.2% and 2% in our hip and knee product lines, respectively. Geographically, our domestic net sales totaled $74.6 million in the third quarter of 2010 and $73.8 million in the third quarter of 2009, representing 61% and 63% of total net sales, respectively, and growth of 1% in 2010 compared to 2009. Our international net sales totaled $47.1 million in the third quarter of 2010, compared to $44.0 million in the third quarter of 2009, representing growth of 7%. This increase is primarily a result of increased sales in Japan, Latin America, and Australia.
Our hip product net sales totaled $40.0 million during the third quarter of 2010, representing a 0.2% decrease from the prior year. Our domestic hip sales decreased 9% over prior year due to both decreased unit volumes and decreased pricing. Internationally, hip sales increased 7% over prior year primarily due to increased sales in Japan and Latin America.
Our knee product net sales decreased 2% to $29.5 million in the third quarter of 2010 from $30.1 million during the same period in 2009. Domestically, knee sales decreased 5% from the prior year due to both decreased unit sales and decreased pricing. International knee sales increased due to higher levels of sales in Australia.

Our extremity product line net sales increased to $30.1 million in the third quarter of 2010, representing growth of 18% over the third quarter of 2009. Domestically, extremity product sales increased 13% over the third quarter of 2009, as higher levels of sales of our foot and ankle products were partially offset by declines in certain of our upper extremity products. Our international extremity sales increased 49% compared to the same period in 2009 primarily due to increased sales by our subsidiary in Australia.
Net sales of our biologics products totaled $19.7 million in the third quarter of 2010, representing growth of 1% over the third quarter of 2009. In the U.S., our biologics sales increased 2% in 2010, primarily due to sales of our PRO-STIM™ Osteoinductive Bone Graft Substitute that was launched in September 2009. This increase was mostly offset by continued declines of our GRAFTJACKET® tissue repair and containment membranes and ALLOMATRIX® line of injectable tissue-based bone graft substitutes. Our international biologics sales decreased in the third quarter of 2010, as compared to the same period in 2009, primarily due to decreased sales to certain of our international stocking distributors.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 30.5% in the third quarter of 2009 to 31.2% in the third quarter of 2010, due to unfavorable geographic mix, as our more profitable domestic sales decreased as a percentage of total sales, and increased levels of excess and obsolete inventory provisions, which were partially offset by favorable manufacturing expenses. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in both 2010 and 2009. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 53.3% in the third quarter of 2010, a 0.8 percentage point decrease from 54.1% in the third quarter of 2009. Selling, general and administrative expense for the third quarter of 2010 included $2.3 million of non-cash, stock based compensation expense (1.9% of net sales) and $942,000 of costs associated with U.S. government inquiries (0.8% of net sales). During the third quarter of 2009, selling, general and administrative expense included $2.5 million of non-cash, stock based compensation expense (2.1% of net sales) and $1.6 million of costs, primarily legal fees, associated with U.S. government inquiries (1.3% of net sales). The decrease in selling, general and administrative expenses as a percentage of sales during the third quarter of 2010 is primarily the result of lower levels of expenses associated with U.S. government inquiries and stock-based compensation expenses, as well as lower levels of cash incentive compensation. Additionally, increased spending on U.S. sales and marketing initiatives, such as our investment in our foot and ankle sales force, was offset by favorable expenses in Europe, primarily due to our restructuring efforts in Creteil, France.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, as our spending related to the global compliance requirements of our industry increases, and as we incur expenses associated with our independent monitor.
Research and Development. Our investment in research and development activities represented approximately 7.2% of net sales in the third quarter of 2010, as compared to 7.3% of net sales in the third quarter of 2009. Our research and development expenses include approximately $0.5 million (0.4% of net sales) of non-cash, stock-based compensation expense in both the third quarter of 2010 and 2009.
We anticipate that our research and development expenditures may increase as a percentage of net sales and will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the third quarter of 2010 decreased compared to the same period in 2009 from 1.1% of net sales to 0.6% of net sales as a significant amount of our intangible assets became fully amortized at the end of 2009. Based on the intangible assets held as of September 30, 2010, we expect to recognize amortization expense of approximately $2.7 million for the full year of 2010, $2.5 million in 2011, $2.2 million in 2012, $1.9 million in 2013, and $1.7 million in 2014.
Interest Expense, Net. Interest expense, net, consists of interest expense of $1.6 million during the third quarters of both 2010 and 2009, primarily from borrowings under our Convertible Senior Notes due 2014, offset by interest income of $0.1 and $0.2 million during the third quarter of 2010 and 2009, respectively, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we realize in 2010 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Provision for Income Taxes. We recorded tax provisions of $2.7 million and $2.5 million in the third quarter of 2010 and 2009, respectively. During the third quarter of 2010, our effective tax rate was approximately 37.0% as compared to 37.8% in the third quarter of 2009. This lower rate is primarily due to a higher portion of our stock-based expense being deductible under U.S. tax regulations, which is partially offset by the expiration of the U.S. Federal Research and Development tax credit on January 1, 2010.
Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales

Net sales	$380,686	100.0%	$357,580	100.0%
Cost of sales[1]	118,064	31.0%	110,646	30.9%

Gross profit	262,622	69.0%	246,934	69.1%
Operating expenses:
Selling, general and administrative[1]	209,089	54.9%	196,133	54.9%
Research and development[1]	28,398	7.5%	26,460	7.4%
Amortization of intangible assets	1,991	0.5%	3,899	1.1%
Restructuring charges	1,139	0.3%	991	0.3%

Total operating expenses	240,617	63.2%	227,483	63.6%
Operating income	22,005	5.8%	19,451	5.4%
Interest expense, net	4,550	1.2%	3,974	1.1%
Other expense (income), net	270	0.1%	(358)	(0.1%)

Income before income taxes	17,185	4.5%	15,835	4.4%
Provision for income taxes	8,213	2.2%	5,939	1.7%

Net income	$8,972	2.4%	$9,896	2.8%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Nine Months Ended
	September 30,
		% of		% of
	2010	Sales	2009	Sales
Cost of sales	$980	0.3%	$938	0.3%
Selling, general and administrative	7,700	2.0%	7,822	2.2%
Research and development	1,500	0.4%	1,440	0.4%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended September 30,
	2010	2009	%Change
Hip products	$130,418	$123,030	6.0%
Knee products	93,742	90,727	3.3%
Extremity products	89,738	77,116	16.4%
Biologics products	59,296	58,672	1.1%
Other	7,492	8,035	(6.8%)

Total net sales	$380,686	$357,580	6.5%

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2010 and 2009:
Product Line Sales as a Percentage of Total Net Sales

2010	2009

Net Sales. Net sales totaled $380.7 million during the first nine months of 2010, representing a 6% increase over the first nine months in the prior year. The increase in net sales is primarily attributable to growth over prior year in our extremity product line, as well as growth in our hip product line. Additionally, sales in 2010 included a favorable currency impact of $1.8 million. Specifically, the increase in our extremities product line can be attributed to increased domestic sales in our foot and ankle products, including sales of our DARCO® plating systems, the continued success of our CHARLOTTE™ Foot and Ankle system, sales of our INBONE™ products, and sales of ORTHOLOC™ Polyaxial Locked Plating System launched in September 2009.
In the first nine months of 2010, domestic net sales increased by 3% over the first nine months of 2009 to $228.8 million, or 60% of total net sales. International sales totaled $151.9 million, including the aforementioned favorable currency impact of $1.8 million, representing an increase of 11% over the first nine months in the prior year. This increase is attributable to growth in Europe, Japan, and Australia, as well as the favorable currency impact.
Cost of Sales. Our cost of sales as a percentage of net sales increased from 30.9% in the first nine months of 2009 to 31.0% in the first nine months of 2010. This increase is primarily attributable to unfavorable geographic mix, which was mostly offset by lower levels of provisions for excess and obsolete inventory.
Operating Expenses. As a percentage of net sales, our operating expenses were 63.2% in the first nine months of 2010 compared to 63.6% in the first nine months of 2009. This decrease is due to lower levels of amortization expense, which was partially offset by increased expenses relating to the expansion of our foot and ankle sales force, investments in product development initiatives and clinical studies, and increased expenses related to the U.S. government inquiry.
Provision for Income Taxes. We recorded tax provisions of $8.2 million and $5.9 million in the first nine months of 2010 and 2009, respectively. During the first nine months of 2010, our effective tax rate was approximately 47.8% as compared to 37.5% in the first nine months of 2009. This increase is primarily attributable to an unfavorable 9 percentage point impact due to the discrete tax effect of the $7.9 million charge to record the monetary payment for the settlement of the DOJ investigation. Additionally, the U.S. Federal Research and Development tax credit expired effective January 1, 2010.
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
Restructuring
Toulon, France
In 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which it was determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted in our existing manufacturing facility in Arlington, Tennessee, and European distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We have estimated that total pre-tax restructuring charges will be approximately $28 million to $30 million, of which we have recognized $27.5 million through September 30, 2010. We anticipate that the remaining restructuring expenses will not have a material impact on our results of operations in the period incurred, or on our financial condition or liquidity in future periods. We began realizing the benefits from this restructuring within selling, general and administrative expenses in 2008. While we began realizing the benefits from this restructuring within cost of sales in 2009, unfavorable currency exchange rates and increased raw material and other manufacturing costs offset some of those benefits. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
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

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$123,170	$84,409
Short-term marketable securities	33,512	86,819
Long-term marketable securities	34,124	—
Working capital	394,273	421,647
Line of credit availability	100,000	100,000
During 2010, we began investing in long-term marketable securities with maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of September 30, 2010, the weighted average maturity for these investments is 23 months.
Operating Activities. Cash provided by operating activities was $60.0 million for the first nine months of 2010, as compared to $50.1 million for the first nine months of 2009. The increase in operating cash flow is primarily attributable to favorable changes in working capital, primarily for accounts receivable. Favorability in accrued expenses is primarily timing related, which was mostly offset by unfavorable changes in inventory due to new product launches.
Investing Activities. Our capital expenditures totaled approximately $36.0 million and $26.4 million in the first nine months of 2010 and 2009, respectively. The increase is attributable to increased spending on manufacturing equipment and surgical instrumentation for recent new product launches. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment, and surgical instruments. We expect to incur capital expenditures of approximately $53 million in 2010.
Financing Activities. During the first nine months of 2010, cash used in financing activities totaled $214,000 compared to the first nine months of 2009 when cash provided by financing activities totaled $90,000.
On June 30, 2010, we renewed our revolving credit facility. The revolving credit facility has availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.25% to 2.50% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25% and a Eurodollar rate of 0.46% (6 month rate). The term of the credit facility extends through June 30, 2014.
The payment of our indebtedness under the credit facility is secured by pledges of 100% of the capital stock of our U.S. subsidiaries and 65% of the capital stock of our foreign subsidiaries, and is guaranteed by our U.S. subsidiaries. The credit agreement contains customary financial and non-financial covenants. Upon the occurrence of an event of default, the lenders may declare that all principal, interest and other amounts owed are immediately due and payable and may exercise any other available right or remedy. The events of default include, but are not limited to, non-payment of amounts owed, failure to perform covenants, breach of representations and warranties, institution of insolvency proceedings, entry of certain judgments, and occurrence of a change in control.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $123.2 million, our marketable securities balances totaling $67.6 million, our existing available credit line of $100 million, and our expected cash flow from our 2010 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2010 of approximately $53 million, and meet our contractual cash obligations in 2010.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 27% and 28% of our total net sales were denominated in foreign currencies during the three months ended September 30, 2010 and for the year ended December 31, 2009, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
During the three months September 30, 2010, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS.
If we fail to comply with the terms of the Deferred Prosecution Agreement and Corporate Integrity Agreement we entered into in September 2010, we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.
As previously reported, on September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT), entered into a 12-month Deferred Prosecution Agreement (DPA) with the United States Attorney’s Office for the District of New Jersey (USAO). WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and CIA impose certain obligations on the Company to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to 6 months, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Our obligations under the DPA expire as of September 29, 2011 while our obligations under our CIA expire as of September 29, 2014. Any of these consequences would have a material adverse effect on our financial position, results of operations, and cash flows.
The CIA acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. If we breach the CIA, the OIG-HHS may take further action against us, up to and including excluding us from participation in federal healthcare programs, which would have a material adverse effect on our financial condition, results of operations and cash flows.
Our recent settlement with the United States Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the USAO and the publicity surrounding our recent settlement with the United States Department of Justice and OIG-HHS other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by terms of that settlement. In addition, the settlement with the United States Department of Justice could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. We cannot assure that the costs of defending or resolving any such investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.
Our business could be significantly and adversely impacted if certain types of healthcare reform programs are adopted and other legislative proposals are enacted into law.
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act was enacted. Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. [Removed and Reserved.]
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a) Exhibits.
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2010, among Wright Medical Group, Inc., as the Borrower; the domestic subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and SunTrust Bank, as Syndication Agent. (5)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (6) as amended by First Amendment to 1999 Plan.(7)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (8)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(9)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (9)

10.8*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.10*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.11*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (9)

10.12*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.13*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (9)

10.14*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.15*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.16*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan (12)

10.17*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

10.18*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (13) as amended by Employment Contract Amendment dated as of August 2, 2010. (19)

10.19*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (15)

10.20*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (16)

10.21*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (16)

10.22*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (14)

10.23*	Inducement Stock Option Grant Agreement between the Registrant and Raymond C. Kolls dated May 31, 2010 (17)

Exhibit
No.	Description
10.24†	Supply and Development Agreement dated April 1, 2002 between Wright Medical Technology, Inc. and LifeCell Corporation, as amended January 14, 2003; February 25, 2003; May 9, 2003; July 18, 2003; March 4, 2004 and April 22, 2005. (18)

10.25	Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (20)

10.26	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services (20)

10.27	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey (20)

11	Computation of earnings per share (included in Note 7 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 2, 2010.

(6)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(8)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(9)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(10)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(15)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(16)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(17)	Incorporated by reference to our Registration Statement on Form S-8 filed June 22, 2010.

(18)	Incorporated by reference to our current report on Form 10-K filed on February 22, 2010.

(19)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(20)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

*	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 28, 2010

WRIGHT MEDICAL GROUP, INC.
By:	/s/ Gary D. Henley
Gary D. Henley President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.