Form 10-K
period 2010-12-31
WRIGHT MEDICAL GROUP INC
filed 2011-02-11
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $642,695,746.
As of February 4, 2011, there were 39,179,731 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2011.

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

Safe-Harbor Statement
This annual report contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update such statements after this date.
Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2010, under the heading, “Risk Factors” and elsewhere in this report), and the following:
•	the impact of our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, including our compliance with the Deferred Prosecution Agreement through September 2011 and the Corporate Integrity Agreement through September 2015;

•	demand for and market acceptance of our new and existing products;

•	recently enacted healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business;

•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	our ability to identify business development and growth opportunities for existing or future products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation or declining sales;

•	individual, group or class actions alleging products liability claims, including an increase in the number of claims during any period;

•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•	our ability to enforce our patent rights or patents of third parties preventing or restricting the manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on our sales;

•	retention of our sales representatives and independent distributors;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors; and

•	any impact of the commercial and credit environment on us and our customers and suppliers.

PART I
Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. (WMT) and other operating subsidiaries (Wright), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or have been damaged through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as the foot and ankle market, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications.
For the year ended December 31, 2010, we had net sales of $519 million and net income of $17.8 million. As of December 31, 2010, we had total assets of $755 million. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 17 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $28 billion in 2010. We believe this figure will grow by approximately 3-5% annually over the next three years. Five multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on less contested, higher-growth sectors of the orthopaedic market.
In recent years, we focused our efforts into growing our position in the higher-growth extremities and biologics markets, and we believe that this market will continue to grow by approximately 9-11% annually over the next three years. We currently estimate the market for all surgical products used by extremity-focused surgeons to be $3.3 billion in the U.S.
Orthopaedic devices are commonly divided into several primary sectors corresponding to the major product categories within the orthopaedic field: reconstruction, trauma, arthroscopy, spine and biologics. We specialize in those products used by extremity focused surgeon specialists, which include products from the reconstruction, trauma and arthroscopy markets, hip and knee reconstructive joint devices and biologic products.
Extremity Hardware. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder. Extremities hardware is one of the fastest growing market segments within orthopaedics with annual growth rates of 9-11%. Major trends in extremity hardware include procedure-specific and anatomy-specific devices, locking plates and an increase in total ankle arthroplasty procedures.
Foot and Ankle Hardware
Foot and ankle reconstruction includes implants and other devices to replace or reconstruct injured or diseased joints and bones in the foot and ankle. A large segment of the foot and ankle hardware market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. Major trends in foot and ankle hardware include the use of external fixation devices in diabetic patients, total ankle arthroplasty, and advanced tissue fixation devices and biologics. According to two recent customer and market surveys, we are deemed the market leader in foot and ankle surgical products, and hold an estimated 25% of the U.S. total ankle arthroplasty market in 2010.

Upper Extremity Reconstruction
Upper extremity reconstruction involves implanting devices to replace or reconstruct or fixate injured or diseased joints and bones in the hand, wrist, elbow and shoulder. It is estimated that approximately 30% of the upper extremity hardware market is in total shoulder replacement implants. Major trends in upper extremity hardware include minimally invasive fracture repair devices and next generation joint arthroplasty systems. We are the market leader in several segments of the upper extremity market including finger joints, radial head replacement, ulnar shortening systems and intramedullary wrist fracture repair devices.
Biologics Market. Biologic products use both biological tissue-based and synthetic materials to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products stimulate the body’s natural regenerative capabilities to heal itself, minimizing, delaying or complementing the need for invasive implant surgery.
Our biologic products are primarily used in extremity-related procedures as well as in trauma and tumor induced voids of the long bones, joint replacements and some spine procedures. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient’s own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain, and at times, complications result at the harvest site after surgery.
Currently, there are three main types of biological bone grafting products: osteoconductive, osteoinductive and osteogenic. Each category refers to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not “induce” or trigger new bone growth, whereas osteoinductive materials induce bone growth. Osteogenic materials combine the osteoinductive materials with a cell-based component. Our flagship, PRO-DENSE® injectable regenerative graft is an osteoconductive bone graft which provides the benefits of injectability, hardness to support bone and predictable bone regeneration. In 2010, we launched PRO-STIM® osteoinductive bone graft substitute, which is a graft that is injected through a small needle, hardens, and will be replaced by the patient’s new bone over time.
Soft tissue repair products, such as our GRAFTJACKET® regenerative tissue matrix, enable the repair of soft tissue such as tendons (e.g., rotator cuff and Achilles), ligaments or chronic wounds such as diabetic foot ulcers.
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
One of the major trends in knee reconstruction includes the use of alternative surface materials to extend the implant life and increase conservation of the patient’s bone to minimize surgical trauma and accelerate recovery. Our BIOFOAM™ material is a 70% porous material which provides a trabecular structure that acts as an interface for bone in-growth. The microstructure of our BIOFOAM™ material is designed to allow rigid fixation for faster biological attachment. This material made its debut on the ADVANCE® BIOFOAM™ tibial base, and will eventually be incorporated into a number of our products spanning from hip arthroplasty to foot and ankle reconstruction. Another example of our innovation in knee arthroplasty was the introduction of the PROPHECY™ pre-operative navigation system in 2009. The PROPHECY™ system allows surgeons to visualize what the implant will look like after the surgery is performed before the skin is dissected. This patent-pending process utilizes custom fit cutting instruments made for each specific patient, thus reducing time in the operating room. In 2010, we launched our EVOLUTION™ Medial-Pivot Knee System. The EVOLUTION™ system builds upon ten years of clinical experience with the ADVANCE® Medical-Pivot Knee System, offering more sizing options and a medial-pivoting posterior stabilized option.

Hip Reconstruction. The hip joint is a ball-and-socket joint that enables the wide range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur or the ball and the acetabulum or hollow portion of the pelvis or the socket. This degeneration causes pain, stiffness and a reduction in hip mobility.
Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate advances in bearing surfaces from the traditional polyethylene surface. These alternative bearing surfaces include metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. We offer a complete array of bearing surface options including metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone-conserving implants, leave more of the hip bones intact, which is beneficial given the likelihood of future revision replacement procedures as the average patient’s lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required. One example of bone conserving implant technology is our CONSERVE® Plus total hip resurfacing system, which was approved by the United States Food and Drug Administration (FDA) in 2009. Resurfacing of the femoral head allows surgeons to reconstruct the patient’s hip while leaving the femoral head and neck in place. Additionally, PATH® surgical technique is a tissue sparing hip replacement technique that offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.
Government Regulation
United States
Our products are strictly regulated by the FDA under the Food, Drug, and Cosmetic Act (FDC Act). Some of our products are also regulated by state agencies. FDA regulations and the requirements of the FDC Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of our medical device products. Our tissue-based products are subject to FDA regulations, the National Organ Transplant Act (NOTA) and various state agency regulations. We are an accredited member of the American Association of Tissue Banks (AATB) and an FDA registered tissue establishment, which includes the packaging, processing, storage, labeling and distribution of tissue products regulated as medical devices and the storage and distribution of tissue products regulated solely as human cell and tissue products. In addition, we maintain tissue bank licenses in Florida, Maryland, New York, California and Oregon.
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
If human clinical trials of a medical device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The

IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE. If it is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s IDE regulations, and informed consent must be obtained from each subject.
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA and other international regulatory agencies have been working to establish more comprehensive regulatory frameworks for allograft-based tissue-containing products, which are principally derived from human cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or a biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Neither clinical data nor review of safety and efficacy are required before the tissue can be marketed. However, if the tissue is considered a medical device or a biologic drug, then FDA clearance or approval is required.
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
In 2010, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the United States Attorney’s Office for the District of New Jersey (USAO). WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). See “Item 1A — Risk Factors” for more information about our obligations under these agreements. We are continuing to enhance our Corporate Compliance Program and are applying these enhancements on a global basis. We monitor our practices on an ongoing basis to ensure that we have proper controls in place to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare regulatory laws could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to six months, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government healthcare reimbursement programs. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil penalties.
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
General initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing are ongoing. It is not possible to predict the impact of such cost containment measures on our future business.
Products
We operate as one reportable segment, offering products in four primary market sectors: extremity reconstruction, biologics, knee reconstruction and hip reconstruction. Sales in each of these markets represent greater than 15% of our consolidated revenue. Detailed information on our net sales by product line can be found in Note 17 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
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
Foot and Ankle Hardware
Our CHARLOTTE™ foot and ankle system is an extensive offering of fixation products for foot and ankle surgery, and includes products that feature advanced design elements for simplicity, versatility and high performance. The CHARLOTTE™ portfolio includes the first ever locking compression plate designed for corrective foot surgeries.
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
Our ORTHOLOC™ system provides foot and ankle surgeons a comprehensive line of plates and screws to address most traumatic injuries of the foot and ankle. The polyaxial locking feature allows the surgeon to customize the angle of screw placement through the plate to maximize implant—to-bone fit.
In June 2010, we announced the full commercial release of the VALOR™ TTC fusion nail, following a limited release in 2009. The VALOR™ nail provides surgeons with a solution for fusing the calcaneal, talar and tibial bones required in patients suffering from severe ankle arthritis. In combination with the INBONETM total ankle replacement system, the VALOR™ fusion nail provides foot and ankle surgeons with what we believe to be the most compelling portfolio for treating patients with varying degrees of ankle arthritis.
Other products in our foot and ankle portfolio include our BIOARCH™ subtalar arthoereisis implant, our line of AM™ Surgical foot and ankle endoscopic tissue release products, and our line of Swanson toe joints.
Upper Extremity Hardware
Our EVOLVE® modular radial head replacement prosthesis addresses the need for modularity in the anatomically highly-variable joint of the elbow and is the market leading radial head prosthesis. The EVOLVE® modular radial head device provides 150 different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant and bone interface and for radiocapitellar articulation. Our EVOLVE® radial head plating system is for surgeons who wish to repair rather than replace the damaged radial head. With prostheses and plating, we have a comprehensive product offering for repair of radial head fractures. Further strengthening our position in the radial head market is our EVOLVE® proline system, which adds additional size offerings and in-situ locking of the implant, a favorable feature for surgeons treating patients with intact elbow ligaments.
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
Our RAYHACK® system is comprised of a series of precision cutting guides and procedure-specific plates for ulnar and radial shortening procedures and the surgical treatment of radial malunions and Keinbock’s Disease.
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
GRAFTJACKET® matrix is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff in the shoulder and achilles tendon in the ankle. By augmenting the strength of the tendon repair and incorporating it biologically, GRAFTJACKET® regenerative tissue matrix increases surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is a high strength form of GRAFTJACKET® matrix which provides maximum suture holding power for the most challenging of tendon and ligament repairs. We procure our GRAFTJACKET® product through an exclusive distribution agreement that expires December 31, 2018.
In June 2010, we announced the full commercial launch of the XPANSION® Micrografting System for split-thickness skin grafting via a minimized donor site. The XPANSION® system allows harvesting, expanding and applying split-thickness skin micro-autografts for the treatment of chronic and acute wounds. The standard of care for skin grafting procedures includes the use of a powered dermatome which can result in a large, painful donor site and is usually performed in the operating room under general anesthesia. The unique ability to “micro-morselize” the autograft with the proprietary XPANSION® System allows for a very small harvest site while providing coverage of up to 100 times the size of the donor site graft, compared to only 9-10 times the size of the donor graft with the conventional dermatome techniques.
Our BIOTAPE XM™ Reinforcement Matrix, an animal derived (xenograft) soft-tissue graft, expands our market-leading portfolio of soft-tissue reinforcement technologies and provides a less burdensome entry into many of our international markets where human tissue regulations make providing human tissue products difficult or impossible.
We sell our PRO-DENSE® injectable graft in the U.S. and select international markets. PRO-DENSE® injectable graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. Subsequent clinical data series have demonstrated dense new bone regeneration at an accelerated rate. Ultimately, we believe that this may allow patients to return to their pre-surgery activity levels at a faster pace. PRO-STIM™ injectable inductive graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM) for osteoinductive potential. PRO-STIM™ graft has demonstrated accelerated healing compared to autograft in pre-clinical testing. Since the mechanism of action is different than PRO-DENSE® graft, PRO-STIM™ graft will allow us to expand the applicable procedures to more challenging bone defects for the material platform.
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
Knee Reconstruction
Our knee reconstruction portfolio provides surgeon treatment options for partial, total and revision knee reconstruction as well as limb preservation. We differentiate our products through anatomic features that reproduce natural movement and stability, resulting in implants designed to function more like a healthy knee.
The EVOLUTION™ Medial-Pivot Knee System is our new primary knee product line. There are several offerings within the EVOLUTIONTM knee system, but our flagship is the EVOLUTION™ Medial-Pivot Cruciate-Substituting knee. Launched in July of 2010, the EVOLUTION™ Medial-Pivot Knee System is based on our ADVANCE® Medial-Pivot Knee. Our medial-pivot knees are the first mass marketed knee replacements designed to replicate the movement and stability of a healthy knee by incorporating a patented ball-in-socket feature on the medial side. Studies have shown our ADVANCE® medial-pivot knee closely approximates natural knee motion and stability.
To offer better implant fit for our patients, the EVOLUTION™ knee features an expanded number of implant sizes with a more anatomic shape. The sizes and implant shapes were created through analysis of computerized tomography (CT) scans from a global sampling of patients. In addition, the shapes of the implants were optimized to provide the most anatomic fit. This helps ensure that patients will receive the best implant fit possible. We provide a broad array of surgical knee instrumentation to accommodate surgeon and patient preference. Our EVOLUTION™ instrumentation is an advancement over traditional total knee instrumentation because it is designed for use in contemporary less-invasive approaches.
Additionally, we offer the PROPHECY™ pre-operative navigation system. The PROPHECY™ system enables surgeons to utilize basic CT or magnetic resonance imagery (MRI) scans to plan precise implant placement and alignment before surgery. Therefore, surgeons are able to envision the results of the operation before it actually occurs. In contrast to utilizing traditional instruments to align the knee during surgery, the PROPHECY™ program utilizes computer imaging to develop patient-specific guides that follow the unique curvature of the patient’s bone. Our goal is not only to improve accuracy and decrease patient anesthesia time, but to allow for greater function and long-term survival of the implants by placing them in a position for optimal mechanical function.
Our ADVANCE® BIOFOAM™ cancellous titanium tibial base is a proprietary, bone-like titanium with a roughened texture that “bites” into bone for cementless fixation of the implant. With the combination of the PROPHECY™ system, our BIOFOAM™ material and medial pivot motion, surgeons have the potential to reduce their surgery time significantly while increasing accuracy and stability.
Our breakthrough REPIPHYSIS® implant is designed for children and can be lengthened non-invasively as they grow. The most common application of this technology is in the field of pediatric oncology, where entire bones are sometimes replaced. Traditionally, children were implanted with devices that required additional surgeries for lengthening. REPIPHYSIS® grows with the child without the need for expansion surgeries.
Hip Reconstruction
We offer a comprehensive line of products for hip joint reconstruction. This product portfolio provides offerings in the areas of hip resurfacing, total hip reconstruction, implant revision and limb preservation. Additionally, we provide a complete line of advanced surface bearing materials, including cross-linked polyethylene, ceramic-on-ceramic, and metal-on-metal articulations, and surface replacement implants enabling us to offer surgeons and their patients a vast expanse of treatment options.
Our DYNASTY® acetabular system offers surgeons the benefit of our BFH® technology both in metal-on-metal and cross-linked polyethylene options, with the added benefit of screw fixation. Screw fixation is sometimes needed in the case of poor bone quality. In 2009, we launched our patented BIOFOAM® technology in conjunction with the

DYNASTY® system. The BIOFOAM® DYNASTY® acetabular shell allows surgeons to address more complex acetabular cases along with simple revision surgeries.
Our PROFEMUR® hip system offers a variety of options featuring STATURETM modular necks in addition to traditional necks. The modular necks allow surgeons to tailor implant positioning during surgery. If a patient requires a change in leg length, offset or version, the STATURETM modular neck conveniently allows the anatomic position to be fine-tuned to give the patient the best possible result. Our principal PROFEMUR® stem offerings, which provide this innovative modularity, include our PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® LX, PROFEMUR® Tapered, PROFEMUR® RAZ, PROFEMUR® TL, PROFEMUR® Xm, and the PROFEMUR® RENAISSANCE® stems. These stems represent the vast majority of popular stem philosophies in the current marketplace.
The PATH® surgical instruments offer patients more rapid recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.
The CONSERVE® family of products incorporates anatomic large diameter bearings, led recently by the A-CLASS® advanced metal technology. This proprietary metal-on-metal articulation has undergone extensive laboratory tests which suggest that this advanced surface technology will result in significantly less wear than traditional metal-on-metal hip implants. This innovation is coupled with our BFH® technology, which is designed to reduce rates of post-operative hip dislocation.
Most recently, we received clearance from the FDA for the CONSERVE® Plus total resurfacing system. This innovative resurfacing design conserves natural patient anatomy and allows for a more kinematically correct joint reconstruction.
Additionally, we offer several different revision hip products including the PROFEMUR® R, PROFEMUR® Z Revision and PROFEMUR® LX Revision stems. Furthermore, we are the North American distributor of the LINK® MP revision stem (Waldemar Link GmbH).
Product Development
Our research and development staff focuses on developing new products in the extremity hardware, knee and hip reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. In addition, we maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. In addition, we have clinical and regulatory departments devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $37.3 million, $35.7 million and $33.3 million in 2010, 2009 and 2008, respectively.
In the extremity hardware areas, our research and development activities focus on building upon our already comprehensive portfolios of surgical solutions for extremity focused surgeons, including procedure and anatomy specific products. With the ultimate goal of addressing unmet clinical needs, we often pursue multiple product solutions for a particular application in order to offer surgeons either the ability to use their preferred procedural technique or to provide options and flexibility in the surgical setting with the understanding that one solution does not work for every case.
In the biologics area, we have a variety of research and development projects underway that are designed to provide differentiation of our advanced materials in the marketplace. Such projects include developing new instrumentation, particularly for use with different biomaterials, to facilitate early intervention procedures for a broad array of clinical applications as well as the integration of new biologic products into foot and ankle procedures, soft tissue applications and other demanding orthopaedic uses.
In the hip and knee reconstruction areas, our research and development activities continue to develop technology and procedures aimed at improving patient satisfaction and function. Efforts continue in the areas of advanced bearing and fixation surfaces which should improve the clinical performance of joint reconstruction devices. Further, we continue to develop and optimize minimally invasive, tissue sparing procedures and instruments that allow patients to quickly return to work and resume their daily activities as well as decreasing the time and cost requirements of the surgical facility.
The highlight of the product launches in 2010 was the EVOLUTION™ Medal-Pivot knee system. The EVOLUTION® system builds on over 10 years of excellent clinical history of the ADVANCE® Medial-Pivot system and includes advancements in implant function and fit. In addition to the EVOLUTION™ medial-pivot implants, which utilize the proven ball-in-socket design of the ADVANCE® system, we introduced a posterior-stabilized version combined with medial-pivot design features. Additional launches in 2010 included the PROFEMUR® Am Modular hip stem and PROFEMUR® Z Classic Fixed Neck hip stems.
In 2010, we launched several extremity and biologic products. These new product offerings include:
•	BIOFOAM® Cotton Wedge System;

•	VALOR® Hindfoot Fusion Nail System;

•	XPANSION® Micrografting system; and

•	PRO-STIM® Osteoinductive Bone Graft Substitute.
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
We maintain a comprehensive quality system that is certified to the European standards ISO 9001 and ISO 13485 and to the Canadian Medical Devices Conformity Assessment System (CMDCAS). We are accredited by the AATB and have registrations with the FDA as a medical device establishment and as a tissue establishment. These certifications and registrations require periodic audits and inspections by various regulatory entities to determine if we have systems in place to ensure our product is safe and effective for its intended use and that we are compliant with applicable regulatory requirements. The quality system exists so that management has the proper oversight, designs are evaluated and tested, production processes are established and maintained and monitoring activities are in place to ensure products are safe, effective and manufactured according to our specifications. Consequently, our quality system provides the way for us to ensure we design and build quality into our products while meeting global requirements. We are committed to meet or exceed customer needs as we improve patient outcomes.
Supply
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in certain of our hip products. For certain biologic products, we depend on one supplier of DBM, cancellous bone matrix (CBM) and soft tissue graft for BIOTAPE® XM. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograft bone wedge product. We maintain adequate stock from these suppliers to meet market demand.
Sales and Marketing
Our sales and marketing efforts are focused primarily on orthopaedic and podiatric surgeons, who typically are the primary decision-makers in orthopaedic device purchases. We have contractual relationships with surgeons, who we believe are leaders in their chosen orthopaedic specialties. These surgeons help us design products to solve some of the most challenging problems facing orthopaedic surgeons today. In addition, they help us train other surgeons in the safe and effective use of our products and help other surgeons perfect new surgical techniques. We also have working relationships with healthcare dealers including group purchasing organizations, healthcare organizations, and integrated distribution networks.
We offer clinical symposia and seminars, publish advertisements and the results of clinical studies in industry publications. We also offer surgeon-to-surgeon education on our products using our surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on our latest products through our distribution network, our website and brochure mailings.
We sell our products in the U.S. through a sales force of approximately 440 people as of December 31, 2010. This sales force primarily consists of independent, commission-based sales representatives and distributors/sales agents engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. However, we also directly employ 25% of our sales force through a group of corporate sales representatives in select locations throughout the U.S. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization.
In 2007, we began an initiative to separate and focus our sales representatives in the U.S. as either large joints and upper extremities specialists or foot and ankle specialists, with biologics being sold by all reps. We now have over 180 focused foot and ankle sales representatives, and we intend to continue to increase this number in the upcoming years. Our independent distributors, independent sales representatives and direct sales representatives are provided opportunities for product training throughout the year.
We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service the customer.
Our products are marketed internationally through a combination of direct sales offices (subsidiaries) in certain key international markets and distributors in other markets. We have subsidiaries in Italy, the United Kingdom, Belgium, Germany, Japan, Canada and Australia that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2010, through a combination of our direct sales offices and approximately 80 stocking distribution partners, we have approximately 800 international sales representatives that sell our products in approximately 60 countries.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our reconstructive products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons (AAOS) and the American College of Foot and Ankle Surgeons (ACFAS). The AAOS meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this three-day event, we display our most recent and innovative products for these surgeons. The ACFAS meeting, similar to AAOS, is another three-day event to display our latest innovations in the foot and ankle market.
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
The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources and stronger name recognition than we do within the total joint reconstruction area. Our ability to compete is affected by our ability to
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
Intellectual Property
We currently own or have licenses to use more than 250 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that we consider important through the use of patents and trade secrets in the U.S. and significant foreign markets. We manufacture and market products both under patents and license agreements with other parties. These patents and the license agreements have a defined life and expire from time to time.
Our knowledge and experience, creative product development, marketing staff and trade secret information, with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines. As a condition of employment, we require all employees to execute a confidentiality agreement with us relating to proprietary information and patent rights.
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

Third-Party Reimbursement
Reimbursement is an important factor in the success of any medical device. Reimbursement in the U.S. depends, in part, upon our ability to obtain FDA clearances and approvals to market our products as well as obtain coverage and payment for our products. The FDA may announce changes to the regulatory review process which in turn may slow the clearance and approval process and thereby delay the ability of medical device companies to bring new devices to market. In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. Health care reform initiatives which may be implemented over the next several years have the potential to limit the growth of sales in medical devices as third-party payors look to control spending on health care. A uniform policy of coverage does not exist among all of these payors relative to payment of claims for all products. Therefore, reimbursement and coverage can be quite different from payor to payor as well as from one region of the country to another. Coverage also depends on our ability to demonstrate the short-term and long-term clinical evidence and cost-effectiveness of our products. These supportive data are obtained from both our clinical experience and formal clinical trials. We pursue and present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals because coverage and reimbursement are important to the successful commercialization of our products.
All U.S. and foreign third-party payors are developing increasingly sophisticated methods of controlling healthcare costs through yet to be defined healthcare reform measures, government-managed healthcare systems, coverage with evidence development processes, quality initiatives, pay-for-performance, comparative effectiveness research and capitation programs, group purchasing, redesign of benefit offerings, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering care. All of these types of programs can potentially negatively impact pricing structures and our future revenue.
Employees
As of December 31, 2010, we employed approximately 1,390 people in the following areas: 510 in manufacturing, 540 in sales and marketing, 170 in administration and 170 in research and development. We believe that we have a good relationship with our employees.
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
Available Information
Our website is located at www.wmt.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors.
Our business and its future performance may be affected by various factors, the most significant of which are discussed below.
We are subject to substantial government regulation that could have a material adverse effect on our business.
The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Business — Government Regulation” for further details on this process. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling, relationships with healthcare professionals and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:
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
In 2009, the FDA issued an order requiring the manufacturers of approximately 25 Class III devices to submit to the FDA a summary of any information known or otherwise available to them concerning the safety and efficacy of the products. Metal-on-metal hip products, including ours, are included in this product code. Class III devices generally require submission and approval of a premarket approval (PMA) application prior to marketing. The FDA has historically allowed the devices in this product code to be marketed without the requirement of a PMA application, as they were marketed before May 28, 1976, or are substantially equivalent to devices that were marketed before May 28, 1976 or approved under a premarket notification 510(k) since May 28, 1976, when the Medical Device Amendments of 1976 were enacted, and Congress included transition provisions designed to preserve availability of then-marketed Class III devices pending FDA approval of PMA applications. The FDA will determine, for each device in this order, whether the classification of the device should (a) remain as Class III and require submission of a PMA or a notice of completion of a Product Development Protocol, or (b) be reclassified as Class I or II. We cannot predict the outcome of the FDA’s review of these products; however, if we are required to submit a PMA application for our metal-on-metal hip products, we may be unable to continue to market these products until the FDA approves the PMA application.
We are currently conducting clinical studies of some of our products under IDEs. Clinical studies must be conducted in compliance with FDA regulations, or the FDA may take enforcement action. The data collected from these clinical studies will ultimately be used to support market clearance for these products. There is no assurance that the FDA will accept the data from these clinical studies or that it will ultimately allow market clearance for these products.
We are subject to various foreign, federal and state laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government healthcare programs. Greater scrutiny of marketing practices in our industry has resulted in numerous government investigations by various government authorities and this industry-wide enforcement activity is expected to continue. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our directors, officers and employees could be subject to criminal and civil penalties, including exclusion from participation in federal healthcare reimbursement programs.
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
As previously reported, on September 29, 2010, our wholly-owned subsidiary, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO. WMT also entered into a five year Corporate Integrity Agreement (CIA) with the OIG-HHS. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and CIA impose certain obligations on the Company to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to six months, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Our obligations under the DPA expire as of September 29, 2011 while our obligations under our CIA expire as of September 29, 2015. Any of these consequences would have a material adverse effect on our financial position, results of operations and cash flows.
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
We obtain premarket clearance under Section 510(k) of the FDC Act for certain products we market in the U.S. We have modified some of our products and product labeling since obtaining 510(k) clearance, but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) modification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require clinical data to be submitted for 510(k) clearance more regularly or may require the more costly, lengthy and uncertain PMA application process. Products that are approved through a PMA application generally need FDA approval before they can be modified. See “Business — Government Regulation.”
If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget.
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome and stainless steel, various grades of high-density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in some of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in our hip products. Further, we rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products.
In addition, certain biologic products depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2011, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.
We cannot be sure that our supply of DBM, CBM and soft tissue graft for BIOTAPE® XM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM, CBM and soft tissue graft for BIOTAPE® XM will be free from FDA regulatory action impacting their sale of DBM, CBM and soft tissue graft for BIOTAPE® XM. As there are a small number of suppliers, if we cannot continue to obtain DBM, CBM and soft tissue graft for BIOTAPE® XM from our current sources in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM, CBM and soft tissue graft for BIOTAPE® XM on commercially reasonable terms, if at all. This could interrupt our business, which could adversely affect our sales.
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
In November 2009, we received approval from the FDA to market our original CONSERVE® Plus total hip resurfacing system, which enables us to initiate efforts to introduce additional enhancements to the system that are currently available outside the U.S. We intend to incorporate these future product options into the system’s femoral and component offerings via a PMA Supplement. There can be no assurance that these enhancements will be approved by the FDA in a timely manner if at all, which could have a significant impact on the future growth of our hip product line.
Our biologics business is subject to emerging governmental regulations that can significantly impact our business.
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA, European Union and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring 510(k) clearance or PMA approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements addressing sub-contracted tissue services, traceability to the recipient/patient and donor records review. If a tissue-

based product is considered human tissue, FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Clinical data or review of safety and efficacy are not required before the tissue can be marketed. However, if tissue is considered a medical device or biologic drug, then FDA clearance or approval is required.
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
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of eight direct sales offices and approximately 80 stocking distribution partners, which combined employ approximately 800 sales representatives who sell in approximately 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For the year ended December 31, 2010, 40% of our net sales were derived from our international operations and 39% in each of 2009 and 2008. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
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
As a U.S.-based company doing business in foreign jurisdictions, not only are we subject to the laws of other jurisdictions, we are also subject to U.S. laws governing our activities in foreign countries, such as the Foreign

Corrupt Practices Act (FCPA), as well as various import-export laws, regulations, and embargoes. If our business activities were determined to violate these laws, regulations or rules, we could suffer serious consequences.
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
As of December 31, 2010, our accounts receivable balance totaled $105.3 million, and one customer, our stocking distributor in Turkey, accounted for approximately 8% of accounts receivable. As of December 31, 2010 and 2009, the balance due from this customer was $8.9 million and $10.7 million, or 8.4% and 10.5% of our accounts receivable balance, respectively, a significant portion of which was past due. As December 31, 2010, we have a $5.6 million provision recorded for potential losses related to this trade receivable.
Turmoil in the credit markets and the financial services industry may negatively impact our business.
The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. and foreign governments. While the ultimate outcome of these events cannot be predicted, they may have an adverse effect on our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products. In addition, the economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business.
Efforts to enhance our Corporate Compliance Program require the cooperation of many individuals and may divert resources from our other business activities and require substantial investment.
We are committed to the continued enhancement of our Corporate Compliance Program. This will require additional financial and human resources. Successful implementation of our enhanced Corporate Compliance Program will require the full and sustained cooperation of our employees, distributors and sales agents as well as the healthcare professionals with whom they interact. These efforts will require increased expenses.
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
We are continually engaged in product development and improvement programs, and new products represent a significant component of our growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or may render our products obsolete. See “Business — Competition.”
Our inability to maintain contractual relationships with healthcare professionals could have a negative impact on our research and development and medical education programs.
We maintain contractual relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to develop and market new and improved products could decrease, and future operating results could be unfavorably affected.
Several states have enacted or are considering enacting legislation that limit the types of interactions we can have with health care professionals (HCPs). These state laws may inhibit our ability to train HCPs on the safe and effective use of our products as well as make it more difficult to work with HCPs on developing new products. Likewise, the Patient Protection and Affordable Care Act includes new federal requirements designed to encourage greater transparency in the relationships between drug and device companies and physicians. Beginning March 31, 2013, any manufacturer of a covered drug, device, biological or medical supply that makes payments or other “transfers of value” to physicians must file annual reports detailing such payments. These reports will be available on a public website. While regulations have not yet been adopted to implement the Patient Protection and Affordable Care Act policy, this provision or other new restrictions in this area could have a negative impact on our business.
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
In the U.S., healthcare providers who purchase our products generally rely on third-party payors, principally federally-funded Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive appropriate reimbursement from third-party payors for procedures using our products. In light of healthcare reform measures and the continued downturn in our economy, payors continue to review their coverage policies for existing and new therapies and may deny coverage for treatments that include the use of our products.
In addition, some healthcare providers in the U.S. have adopted or are considering bundled payment methodologies and/or managed care systems in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. Changes in reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.
If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of our products may decline. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Canada, and some European and Asian countries, in particular France, Japan, Taiwan and Korea, have tightened reimbursement rates. Additionally, Brazil, China, Russia and the United Kingdom have recently begun landmark reforms that will significantly alter their healthcare systems. Finally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. See “Business — Third-Party Reimbursement” for more information regarding reimbursement in the U.S. and abroad.
Our business could be significantly and adversely impacted if certain types of healthcare reform programs are adopted and other legislative proposals are enacted into law.
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices following December 31, 2012. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these federal and state health reform will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.
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
We rely on a single manufacturing facility in Arlington, Tennessee, which is located near the New Madrid fault line. The Arlington facility and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facility may be affected by natural or man-made disasters. In the event our facility is affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we have adequate disaster recovery plans in place and we possess adequate insurance for damage to our property and the disruption of our business from casualties, such plans and insurance may not cover such disasters and all of our potential losses and may not continue to be available to us on acceptable terms or at all.
We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering of those systems could harm our business.
Many of our business processes depend upon our information technology systems, the systems and processes of third parties, and on interfaces with the systems of third parties. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. These occurrences could harm our ability to ship products, and our financial results would likely be harmed.
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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Approximately 29% of our total net sales were denominated in foreign currencies during the years ended December 31, 2010, and 28% in each 2009 and 2008, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Our international net sales were favorably impacted by the impact of foreign currency fluctuations of approximately $1.5 million in 2010, compared to the unfavorable impact of $3.0 million in 2009, and the favorable impact of $7.9 million in 2008. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
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
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:
•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	increased competition;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency rates;

•	the timing of significant orders and shipments;

•	ability to obtain reimbursement for our products;

•	availability of raw materials;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements and enforcement practices;

•	changes in accounting policies, estimates and treatments;

•	restructuring charges, costs associated with our U.S. governmental inquiries and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices and manufacturing variances;

•	income tax fluctuations; and

•	general economic factors.
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
Conversion of our Convertible Senior Notes due 2014 into common stock could result in dilution to our stockholders.
Our 2.625% Convertible Senior Notes due 2014 (Notes), with a face amount of $200 million, are convertible at the option of the holder, subject to certain conditions, into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $32.65 per share, subject to adjustment, at any time on or before the close of business on the business day preceding December 1, 2014, the maturity date of the Notes. Beginning December 6, 2011, we may redeem the Notes for cash, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest, if the closing sales price of our common stock has exceeded 140% of the conversion price for at least 20 trading days in any 30-day trading period. In addition, if we experience a fundamental change event, as defined in the note agreement, we may be required to purchase for cash all or a portion of the Notes, at a price equal to 100% of the principal amount of the Notes plus any unpaid and accrued interest. Additionally, if upon a fundamental change event a holder elects to convert its Notes, we may, under certain circumstances, increase the conversion rate for the Notes surrendered. All of the above rights are subject to certain limitations imposed by our credit facility. Any issuance of shares as a result of the conversion of the Notes would result in dilution to our stockholders. On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. The tender offer is expected to expire at 8:00A.M. New York City time on March 11, 2011, unless extended by us or earlier terminated. We cannot assure you whether the tender offer will be successful and therefore whether we will continue to have outstanding all or any portion of the Notes following the tender offer.
We may be prohibited from paying the Convertible Senior Notes due 2014 when they are due or be unable to raise the funds necessary to repay the Notes when due or finance a fundamental change purchase.
At maturity, the entire outstanding principal amount, which is currently $200 million, of our 2.625% Convertible Senior Notes due 2014 (Notes) will become due and payable. In addition, upon the occurrence of a fundamental change event, holders of Notes may require us to purchase their Notes. A fundamental change event includes (1) a change in ownership, (2) a consummation of a recapitalization, reclassification, or change of common stock, share exchange or a consolidation or merger, (3) the first day the majority of our board of directors does not consist of continuing directors, (4) stockholder approval of any plan or proposal for liquidation of Wright, or (5) when our common stock ceases to be listed on the national securities exchange in the United States, except as a result of a merger, tender offer or exchange offer for our common stock. Additionally, the principal amount of the Notes will become due upon an uncured or unwaived default in our senior credit facility. However, we may not have sufficient funds to repay the outstanding Notes at maturity or to make the required purchase of the outstanding Notes.
In addition, our ability to pay the outstanding Notes at maturity or to purchase the outstanding Notes upon a fundamental change event may be limited by the terms of other agreements relating to our debt outstanding at the time, including our revolving credit facility, which limits our ability to purchase the Notes for cash in certain circumstances. Our revolving credit facility prohibits us from making any cash payments for the purchase of the

Notes upon the occurrence of a fundamental change event, and hence we may not be able to purchase the Notes for cash upon the occurrence of a fundamental change event unless the revolving credit facility is amended to eliminate these restrictions or is no longer outstanding at the time of such required payment. Any of our future debt agreements may contain similar restrictions. Our failure to purchase tendered Notes at a time when the purchase is required by the indenture would constitute a default under the indenture, which in turn would constitute an event of default under our revolving credit facility or under the other future agreements governing our indebtedness at such time. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or purchase the Notes.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a manufacturing facility, a warehouse, a distribution center and an administration building with research and development facilities located on more than 50 acres in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement that is automatically renewable through 2049. We may exercise an option to purchase the manufacturing facility from the IDB at a nominal price at any time during the lease term. We also own a small facility in Arlington used for pre-production engineering and general production. We lease the warehouse from the IDB under a lease agreement that has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease the distribution center from the IDB under a lease agreement that expires in 2020. We can purchase the property at any time for $1,000. We lease a portion of the administration building from the IDB under a lease agreement that expires on July 8, 2011. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have prepaid, at any time during the lease term. We own another portion of the administrative building that was built in 2004.
Our international operations include warehouse, sales, research and development and administrative facilities located in several countries. Our primary international warehouse is located in a leased facility in the Netherlands. Our primary international research and development facility is located in leased facilities in Italy and Costa Rica. Our sales offices in Italy, the United Kingdom, Belgium, Japan and Canada also include warehouse and administrative space.
Item 3. Legal Proceedings.
In December 2007, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT) received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney’s Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigations involving the same subject matter.
On September 29, 2010, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging us with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The USAO has the discretion to extend the term of the DPA by up to six months. The court deferred prosecution of the criminal complaint during the term of the DPA. If we comply with the provisions of the DPA, the USAO will seek dismissal of the criminal complaint.
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
Item 4. [Removed and reserved].

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

	High	Low
Fiscal Year 2009
First Quarter	$22.35	$11.17
Second Quarter	$16.97	$12.03
Third Quarter	$18.38	$13.37
Fourth Quarter	$19.40	$15.32
Fiscal Year 2010
First Quarter	$19.25	$15.72
Second Quarter	$19.61	$16.00
Third Quarter	$17.70	$13.03
Fourth Quarter	$15.99	$12.98
Holders
As of February 4, 2011, there were 631 stockholders of record and estimated 10,935 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2010 (in thousands):

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon exercise	Weighted-average	equity compensation
	of outstanding options	exercise price of	plans
Plan Category	(in thousands)	outstanding options	(in thousands)
Equity compensation plans approved by security holders	3,741	23.62	1,518
Equity compensation plans not approved by security holders[1]	65	16.43	—

Total	3,806	$23.49	1,518

[1]	This amount represents options to purchase 65,000 shares of our common stock granted to Raymond C. Kolls on May 31, 2010 to induce Mr. Kolls to commence employment with us as our General Counsel and Secretary. The options will vest and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2005 to December 31, 2010, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2005, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.
Cumulative Total Stockholder Returns
Based on Reinvestment of $100.00 Beginning on December 31, 2005

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Wright Medical Group, Inc.	$100.00	$114.09	$142.96	$100.13	$92.84	$76.13
Nasdaq U.S. Companies Index	100.00	109.84	119.14	57.41	82.53	97.95
Nasdaq Medical Equipment Companies Index	100.00	105.40	134.02	72.17	105.24	112.23
Copyright 2011 CRSP Center for Research in Security Prices, University of Chicago, Graduate School of Business. Zacks Investment Research, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements audited by KPMG LLP. The audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 are included elsewhere in this annual report. The audited consolidated financial statements as of December 31, 2008, 2007 and 2006, and for each of the years ended December 31, 2007 and 2006, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations:
Net sales	$518,973	$487,508	$465,547	$386,850	$338,938
Cost of sales (1)	158,456	148,715	134,377	108,407	97,234
Cost of sales — restructuring (2)	—	—	—	2,139	—

Gross profit	360,517	338,793	331,170	276,304	241,704
Operating expenses:
Selling, general and administrative (1) (7)	282,413	270,456	261,396	225,929	192,573
Research and development (1)	37,300	35,691	33,292	28,405	25,551
Amortization of intangible assets	2,711	5,151	4,874	3,782	4,149
Restructuring charges (2)	919	3,544	6,705	16,734	—
Acquired in-process research and development costs (3)	—	—	2,490	—	—

Total operating expenses	323,343	314,842	308,757	274,850	222,273

Operating income	37,174	23,951	22,413	1,454	19,431
Interest expense (income), net	6,123	5,466	2,181	(1,252)	(1,127)
Other expense (income), net (4)	130	2,873	(1,338)	375	(1,643)

Income before income taxes	30,921	15,612	21,570	2,331	22,201
Provision for income taxes(5)	13,080	3,481	18,373	1,370	7,790

Net income	$17,841	$12,131	$3,197	$961	$14,411

Net income per share:
Basic	$0. 47	$0.32	$0.09	$0. 03	$0.42

Diluted	$0.47	$0.32	$0.09	$0.03	$0.41

Weighted-average number of common shares outstanding — basic	37,802	37,366	36,933	35,812	34,434

Weighted-average number of common shares outstanding — diluted	37,961	37,443	37,401	36,483	35,439

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$153,261	$84,409	$87,865	$229,026	$57,939
Marketable securities	36,345	86,819	57,614	15,535	30,325
Working capital	426,286	421,647	401,406	417,817	220,306
Total assets	755,239	714,284	692,130	669,985	409,402
Long-term liabilities	212,963	204,919	205,253	207,820	14,162
Stockholders’ equity	470,972	440,408	411,628	388,781	335,824

	Year Ended December 31,
	2010	2009	2008	2007	2006
Other Data:
Cash flow provided by (used in) operating activities	$73,194	$71,751	$(3,610)	$24,424	$29,975
Cash flow used in investing activities	(4,173)	(74,956)	(148,942)	(63,841)	(28,349)
Cash flow (used in) provided by financing activities	(198)	532	12,406	209,897	4,646
Depreciation	35,559	32,717	26,462	23,522	21,361
Stock-based compensation expense	13,177	13,191	13,501	16,532	13,840
Capital expenditures(6)	49,038	37,190	61,936	35,042	29,643

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Cost of sales	$1,301	$1,285	$1,244	$2,046	$854
Selling, general and administrative	9,924	10,077	10,644	12,061	10,766
Research and development	1,952	1,829	1,613	2,425	2,220

(2)	During the years ended December 31, 2010, 2009, 2008 and 2007, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon and Creteil, France, totaling $919,000, $3.5 million, $6.7 million, and $16.7 million, respectively. See Note 15 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for a detailed discussion of these activities and the associated charges.

(3)	During the year ended December 31, 2008, we recorded $2.5 million of in-process research and development charges associated with our acquisition of Inbone Technologies, Inc.

(4)	During the year ended December 31, 2009, we recorded a $2.6 million write off of the cumulative translation adjustment (CTA) balances from certain subsidiaries following the substantially complete liquidation of these entities. See Note 2 to our consolidated financial statements for additional discussion of this charge.

(5)	During the year ended December 31, 2008, we recorded a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France.

(6)	During the years ended December 31, 2010, 2009 and 2008, our capital expenditures included approximately $6.0 million, $5.9 million and $16.9 million, respectively, related to the expansion of our Arlington, Tennessee facilities.

(7)	During the years ended December 31, 2010, 2009, and 2008, we recorded approximately $10.9 million, $7.8 million, and $7.6 million of expenses associated with the U.S. government inquiries and, in 2010, the DPA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting estimates.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or been damaged through disease or injury. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as the foot and ankle market, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications. Our extensive foot and ankle product portfolio, our over 180 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in our being a recognized leader in the foot and ankle market. We have been in business for over 60 years and have built a well-known and respected brand name.
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct research and development, sales and marketing administration, manufacturing, warehousing and administrative activities. Our U.S. sales accounted for 60% of total revenue in 2010. Outside the U.S., we have research, distribution and administrative facilities in Milan, Italy; distribution and administrative facilities in Amsterdam, the Netherlands; and sales and distribution offices in Canada, Japan and throughout Europe. We market our products in approximately 60 countries through a global distribution system that consists of a sales force of approximately 1,200 individuals who promote our products to orthopaedic surgeons and hospitals and other healthcare facilities. At the end of 2010, we had approximately 400 sales associates and independent sales distributors in the U.S., and approximately 800 sales representatives internationally, who were employed through a combination of our stocking distribution partners and direct sales offices.
Principal Products. We primarily sell devices and biologic products for extremity, hip, and knee repair and reconstruction. We specialize in extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell orthopaedic products not considered to be part of our knee, hip, extremity or biologic product lines.
Our extremities product line includes products for both the foot and ankle and the upper extremity markets. Our principal foot and ankle portfolio includes the CHARLOTTE™ foot and ankle system, the DARCO® MFS, DARCO® MRS and DARCO® FRS locked plating systems, the INBONE™ total ankle system, the VALOR™ ankle fusion nail system, the SIDEKICK™ external fixation systems, and the Swanson line of toe joint replacement products. Our upper extremity portfolio includes the EVOLVE® radial head prosthesis for elbow fractures, the MICRONAIL® intramedullary wrist fracture repair system, the RAYHACK® osteotomy system, and the SWANSON line of finger joint replacement products.
Our biologic products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologic products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-

DENSE® injectable regenerative graft, the OSTEOSET® synthetic bone graft substitute, the CANCELLO-PURE™ wedge products, and the PRO-STIM™ injectable inductive graft.
Our knee reconstruction products position us well in the areas of total knee reconstruction, revision replacement implants and limb preservation products. Our principal knee products are the ADVANCE® knee system, the EVOLUTION™ Medial-Pivot Knee System launched in July 2010, and the PROPHECY™ pre-operative navigation guides for knee replacement.
Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Our hip reconstruction products include the CONSERVE® family of products, the PROFEMUR® family of hip stems, the DYNASTY™ acetabular cup system, the ANCA-FIT™ hip system, the PERFECTA® hip system, the PROCOTYL® Acetabular Revision System and the LINEAGE® acetabular system.
Significant Business Developments. Net sales grew 6% in 2010, totaling $519.0 million, compared to $487.5 million in 2009. Our extremity product line contributed significantly to our performance in 2010, achieving a 16% growth rate. Additionally, our knee and hip product lines both grew by 5%.
Our U.S. extremity business experienced year-over-year growth from 2009 to 2010 totaling 14%, primarily due to the continued success of our INBONE™ total ankle system, increased sales of our ORTHOLOC™ polyaxial trauma plating system, launched in late 2009, and increased sales of our VALOR™ ankle fusion nail system, which had a full commercial launch in June of 2010.
Our international sales increased by 11% during 2010 as compared to 2009. This increase was driven by continued growth in our Asian markets and the substantial majority of our European markets, as well as our increased presence in Australia, partially offset by lower sales to our stocking distributor in Turkey. Additionally, our 2010 sales included a $1.5 million favorable currency impact as compared to 2009.
Our net income increased to $17.8 million in 2010, from $12.1 million in 2009. The substantial majority of this increase is driven by changes in certain expenses that are not part of our on-going operations, including the $5.6 million provision for potential losses associated with a trade receivable recorded in 2009 and the $2.6 million write-off of cumulative translation adjustment (CTA) balances for certain subsidiaries that were substantially liquidated in 2009, as well as lower levels of restructuring expenses. Additionally, during 2010 our net income increased due to profits associated with higher levels of sales, as well as lower levels of amortization expense.
In January 2011, we announced the extension of our supply agreement with LifeCell Corporation, a business unit of Kinetic Concepts, Inc. (KCI) for the supply of GRAFTJACKET® Regenerative Tissue Matrix through December 2018 for orthopaedic markets. In addition, we entered into an agreement with KCI to license our GRAFTJACKET® brand to KCI for exclusive use in wound markets. Consideration to be paid by KCI consists primarily of $8.5 million payable over the next twelve months, as well as payments based on future sales of licensed products. The license agreement is expected to have a negative impact on our global sales growth rate of approximately 1% to 2% in 2011 and our U.S. biologics sales growth rate of 8% to 15%. However, we do not expect it to have an impact on our earnings results.
In February 2011, we entered into an amended and restated credit agreement. At the same time, we announced that we had commenced a tender offer for any and all of our outstanding 2.625% Convertible Senior Notes due 2014 (Notes). We expect to fund the purchase of notes tendered in the tender offer and pay the related fees and expenses from 1) borrowings under the amended and restated credit agreement and 2) our existing cash and cash equivalents and marketable securities balances. Until the expiration of the tender offer, we are unable to estimate the amount we will draw on the credit agreement, nor the amount of the Notes that will remain outstanding upon completion of the tender offer. In the event that all of the Notes are validly tendered in the tender offer and not validly withdrawn, we expect to draw approximately $150 million on the credit agreement to fund the purchase of the Notes.

Opportunities and Challenges. Our results of operations can be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility, or result in charges which are unusual or non-recurring. The current state of the global economy has negatively impacted industry growth rates in both U.S. and international markets, and we are unable to predict when these markets will return to historical rates of growth.
In our U.S. markets, we expect that an expansion of our sales force and product offerings will favorably impact our extremities and biologics businesses in 2011. However, we continue to expect that our U.S. hip and knee business will continue to be unfavorably impacted by the economic downturn.
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
The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to six months, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act was enacted. Among other initiatives, these bills impose a 2.3% excise tax on U.S. sales of medical devices after December 31, 2012.

A detailed discussion of these and other factors is provided in “Risk Factors.”
Results of Operations
Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Net sales	$518,973	100.0%	$487,508	100.0%
Cost of sales	158,456	30.5%	148,715	30.5%

Gross profit	360,517	69.5%	338,793	69.5%
Operating expenses:
Selling, general and administrative	282,413	54.4%	270,456	55.5%
Research and development	37,300	7.2%	35,691	7.3%
Amortization of intangible assets	2,711	0.5%	5,151	1.1%
Restructuring charges	919	0.2%	3,544	0.7%

Total operating expenses	323,343	62.3%	314,842	64.6%
Operating income	37,174	7.2%	23,951	4.9%
Interest expense, net	6,123	1.2%	5,466	1.1%
Other income, net	130	0.0%	2,873	0.6%

Income before income taxes	30,921	6.0%	15,612	3.2%
Provision for income taxes	13,080	2.5%	3,481	0.7%

Net income	$17,841	3.4%	$12,131	2.5%

     The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2010	2009	% Change
Hip products	$176,687	$167,869	5.3%
Knee products	128,854	122,178	5.5%
Extremity products	124,490	107,375	15.9%
Biologics products	79,231	79,120	0.1%
Other	9,711	10,966	(11.4%)

Total net sales	$518,973	$487,508	6.5%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2010 and 2009:
Net sales. Our U.S. net sales totaled $310.0 million in 2010 and $299.6 million in 2009, representing approximately 60% of total net sales in 2010, 61% of total net sales in 2009 and a 3% increase in 2010 over 2009. Our international net sales totaled $209.0 million in 2010, an 11% increase as compared to net sales of $187.9 million in 2009. Our 2010 international net sales included a favorable foreign currency impact of approximately $1.5 million when compared to 2009 net sales, due to the 2010 favorable performance of the Japanese yen and the Canadian dollar against the U.S. dollar, which was partially offset by the unfavorable performance of the euro against the U.S. dollar. The favorable currency impact, the growth of our sales in Australia, and an increase in international sales due to continued growth in our Asian markets, were partially offset by a reduction in sales to our stocking distributor in Turkey.
Our net sales growth in 2010 was led by our extremities product line, which increased 16% over 2009, while our knee and hip businesses increased 5% and 5%, respectively, and our biologic business was relatively flat.
Our hip product net sales totaled $176.7 million in 2010, representing a 5% increase over 2009. This increase was driven by increased international sales of our PROFEMUR® hip system, primarily within Japan and Europe, as well as a $1.1 million favorable currency impact compared to 2009. In 2010, U.S. hip sales declined 3% compared to 2009, due to declines in both unit sales and pricing.
Net sales of our knee products totaled $128.9 million in 2010, representing growth of 5% over 2009. In the U.S., knee sales increased 2% over 2009 due to increased unit sales, which were partially offset by declines in pricing. Internationally, knee sales increased 10% in 2010 over 2009.
Our extremity product net sales increased to $124.5 million in 2010, representing growth of 16% over 2009. This increase was primarily driven by our U.S. extremity business, which increased 14%, primarily resulting from the continued success of our INBONE™ total ankle system, increased sales of our ORTHOLOC™ polyaxial trauma plating system, launched in late 2009, and increased sales of our VALOR™ ankle fusion nail system, which had a limited launch in 2009 and a full commercial launch in June of 2010. International extremity sales growth of 27% was primarily driven by our Australian subsidiary.
Net sales of our biologic products totaled $79.2 million in 2010, which was relatively flat as compared to 2009. Our U.S. biologics sales were flat compared to 2009, as increased sales of our PRO-STIM™ osteoinductive bone graft substitute, which had a limited launch in late 2009 and a full commercial launch in

October 2010, were offset by continued declines of our GRAFTJACKET® tissue repair and containment membranes and our ALLOMATRIX® line of injectable tissue-based bone graft substitutes. Our international net sales of biologics grew 3% over prior year, due to increased sales by our Australian subsidiary, which were offset by decreased sales to our stocking distributor in Turkey.
Cost of sales. Our cost of sales as a percentage of net sales was 30.5% in both 2009 and 2010. Unfavorable geographic mix shifts, as our more profitable U.S. sales decreased as a percentage of total sales, along with unfavorable pricing in our U.S. hip and knee business were offset by lower levels of excess and obsolete inventory provisions and favorable manufacturing variances. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume and currency exchange rates.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 54.4% and 55.5% in 2010 and 2009, respectively. Selling, general and administrative expense for 2010 included $9.9 million of non-cash, stock-based compensation expense (1.9% of net sales) and $10.9 million of costs associated with our U.S. government inquiries and our DPA (2.1% of net sales). During 2009, selling, general and administrative expense included $10.1 million of non-cash, stock-based compensation expense (2.1% of net sales), $7.8 million of costs, primarily legal fees, associated with U.S. government inquiries (1.6% of net sales), and a $5.6 million provision for potential losses associated with a trade receivable (1.1% of net sales). The remaining expenses declined by 0.3 points as a percentage of net sales primarily as a result of leveraging of expenses in Europe, which were partially offset by investments in our foot and ankle sales force and higher levels of cash incentive compensation.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments to grow our business, as we incur expenses associated with our compliance with the DPA, and as our spending related to the global compliance requirements of our industry increases.
Research and development. Our investment in research and development activities represented 7.2% and 7.3% of net sales in 2010 and 2009, respectively. Our research and development expense included non-cash, stock-based compensation expense of $1.9 million (0.4% of net sales) in 2010, compared to $1.8 million (0.4% of net sales) in 2009. The remaining expenses were relatively flat as a percentage of net sales as spending grew at the same rates as sales.
We anticipate that our research and development expenditures will remain relatively flat as a percentage of net sales, but will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of intangible assets. Charges associated with amortization of intangible assets totaled $2.7 million in 2010, as compared to $5.2 million in 2009. The decrease is due to a significant portion of our intangible assets that became fully amortized at the end of 2009. Based on the intangible assets held at December 31, 2010, we expect to amortize approximately $2.5 million in 2011, $2.3 million in 2012, $2.0 million in 2013, $1.8 million in 2014, and $1.7 million in 2015.
Interest expense (income), net. Interest expense (income), net, consists of interest expense of $6.6 million and $6.5 million in 2010 and 2009, respectively, primarily from our $200 million of Convertible Senior Notes due 2014 issued in November 2007. This was partially offset by interest income of $500,000 and $1.0 million during 2010 and 2009, respectively, generated by our invested cash balances and investments in marketable securities. The decline in interest income is due to the overall decline in interest rates on our invested cash balances and investments in marketable securities during 2010.

The amounts of interest income we realize in 2011 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other expense (income), net. Other expense (income), net, totaled $130,000 of expense during 2010 compared to $2.9 million of expense during 2009. During 2009, we recognized $2.6 million of expense related to the write-off of the CTA balances for certain subsidiaries that have been substantially liquidated.
Provision for income taxes. We recorded tax provisions of $13.1 million and $3.5 million in 2010 and 2009, respectively. Our effective tax rate for 2010 and 2009 was 42.3% and 22.3% respectively. The increase in our effective tax rate is primarily due to changes in our valuation allowance in both years, higher levels of non-deductible expenses in 2010, primarily due to a portion of the civil settlement payment that is considered not deductible, and the greater impact of certain deductions on our lower income in 2009.
Comparison of the year ended December 31, 2009 to the year ended December 31, 2008
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Net sales	$487,508	100.0%	$465,547	100.0%
Cost of sales	148,715	30.5%	134,377	28.9%

Gross profit	338,793	69.5%	331,170	71.1%
Operating expenses:
Selling, general and administrative	270,456	55.5%	261,396	56.1%
Research and development	35,691	7.3%	33,292	7.2%
Amortization of intangible assets	5,151	1.1%	4,874	1.0%
Restructuring charges	3,544	0.7%	6,705	1.4%
Acquired in-process research and development	—	0.0%	2,490	0.5%

Total operating expenses	314,842	64.6%	308,757	66.3%
Operating income	23,951	4.9%	22,413	4.8%
Interest expense (income), net	5,466	1.1%	2,181	0.5%
Other (income) expense, net	2,873	0.6%	(1,338)	(0.3%)

Income before income taxes	15,612	3.2%	21,570	4.6%
Provision for income taxes	3,481	0.7%	18,373	3.9%

Net income	$12,131	2.5%	$3,197	0.7%

     The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2009	2008	% Change
Hip products	$167,869	$160,788	4.4%
Knee products	122,178	119,895	1.9%
Extremity products	107,375	88,890	20.8%
Biologics products	79,120	82,399	(4.0%)
Other	10,966	13,575	(19.2%)

Total net sales	$487,508	$465,547	4.7%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2009 and 2008:
Net sales. Our U.S. net sales totaled $299.6 million in 2009 and $282.1 million in 2008, representing approximately 61% of total net sales in each year and a 6% increase over 2008. Our international net sales totaled $187.9 million in 2009, a 2% increase as compared to net sales of $183.5 million in 2008. Our 2009 international net sales included an unfavorable foreign currency impact of approximately $3.0 million when compared to 2008 net sales, principally resulting from the 2009 performance of the Japanese yen and the euro against the U.S. dollar. The unfavorable currency impact, declines in France, and a reduction in sales to our stocking distributor in Turkey were offset by an increase in international sales due to continued growth in our Asian markets, primarily within our hip product lines, as well as certain of our European markets.
From a product line perspective, our net sales growth for 2009 was attributable to increases in our extremity, hip and knee product lines while we experienced declines in our biologics product line. For 2009, we experienced growth of 21%, 4% and 2%, in our extremity, hip, and knee product lines, respectively, while our biologics, product line declined 4%. During 2009, our extremity sales growth was attributable primarily to the continued success of our CHARLOTTE™ foot and ankle system and our DARCO® plating systems, as well as sales related to our INBONE™ and Rayhack® products, which were acquired in April 2008 and September 2008, respectively. The increase in our hip product sales was driven by increased sales of our PROFEMUR® hip system, and our DYNASTY® acetabular cup system, which was launched during the second quarter 2008. Sales of our knee products increased in 2009 compared to the prior year as a result of growth in our ADVANCE® knee systems, which was partially offset by declines across our other, more mature knee product offerings. The decline in our biologics business in 2009 was primarily attributable to lower levels of sales of our ALLOMATRIX® product line, which was partially offset by increased sales of our PRO-DENSE® injectable regenerative graft and our GRAFTJACKET® tissue repair products.
Cost of sales. In 2009, our cost of sales as a percentage of net sales increased from 28.9% in 2008 to 30.5% in 2009. This increase was primarily attributable to higher levels of excess and obsolete inventory provisions, increased raw material and other manufacturing costs, and unfavorable currency exchange rates.
Operating expenses. Our total operating expenses decreased, as a percentage of net sales, by 1.7 percentage points to 64.6% in 2009 from 2008. Operating expenses include selling, general and administrative expenses, research and development expenses, amortization of intangibles and restructuring charges. The decrease in operating expenses was attributed primarily to decreased restructuring expenses, as well as lower levels of expenses due to cost saving initiatives primarily in our European subsidiaries, lower levels of cash incentive compensation and the 2008 charge for in-process research and development, all of which were partially offset by costs associated with increased expenses associated with global compliance efforts.
Interest expense (income), net. Interest expense (income), net, consisted of interest expense of $6.5 million and $7.0 million in 2009 and 2008, respectively, primarily from our $200 million of Convertible Senior Notes due 2014 issued in November 2007, our capital lease agreements, and, in 2008, certain of our factoring agreements. This was partially offset by interest income of $1.0 million and $4.8 million during 2009 and 2008, respectively, generated by our invested cash balances and investments in marketable securities. The decline in interest income is due to the overall decline in interest rates on our invested cash balances and investments in marketable securities during 2009.
Other expense (income), net. Other expense (income), net, totaled $2.9 million of expense during 2009 compared to $1.3 million of income during 2008. During 2009, we recognized $2.6 million of expense related to the write-off of the CTA balances for certain subsidiaries that had been substantially liquidated. During 2008, we recognized $900,000 of deferred gain associated with the 2007 disposition of our ADCON®-Gel assets.
Provision for income taxes. Our effective tax rate for 2009 and 2008 was 22.3% and 85.2%, respectively. In 2009, we reduced our valuation allowance as a result of a change in estimate regarding the jurisdiction where certain deductions would be recognized for tax purposes, which decreased our effective tax rate by 6 percentage points. Our 2008 effective tax rate includes a tax provision of $12.8 million to adjust our valuation allowance, primarily to record a valuation allowance against all of our remaining deferred tax assets associated with net operating losses in France, which increased our effective tax rate by 59 percentage points.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our reconstructive products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American Academy of Orthopaedic Surgeons (AAOS) and the American College of Foot and Ankle Surgeons (ACFAS). The AAOS meeting, which is the largest orthopaedic meeting in the world, features the presentation of scientific papers and instructional courses for orthopaedic surgeons. During this three-day event, we display our most recent and innovative products for these surgeons. The ACFAS meeting, similar to AAOS, is another three-day event to display our latest innovations in the foot and ankle market.

Restructuring
Toulon, France
In 2007, we announced our plans to close our facilities in Toulon, France. This announcement came after a thorough evaluation in which we determined that we had excess manufacturing capacity and redundant distribution and administrative resources that would be best eliminated through the closure of this facility. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and the distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands. We estimated that total pre-tax restructuring charges would be approximately $28 million to $30 million. We have recognized $27.3 million through December 31, 2010, and have completed our restructuring activities in Toulon, France. We began realizing the benefits from this restructuring within selling, general and administrative expenses in 2008. While we began realizing the benefits from this restructuring within cost of sales in 2009, unfavorable currency exchange rates and increased raw material and other manufacturing costs have offset some of those benefits. See Note 15 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further discussion of our restructuring charges.
Creteil, France
In October 2009, we announced plans to close our distribution and finance support office in Creteil, France, to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands. Direct sales in France will continue and will be serviced by independent sales agents. We estimated that total pre-tax restructuring charges would be approximately $3 million to $4 million. We recognized a total of $2.8 million through June 30, 2010, when we completed our restructuring activities in Creteil, France. We began realizing the benefits of this restructuring within selling, general and administrative expenses in the second quarter of 2010 and have realized an improvement in working capital. See Note 15 to our consolidated financial statements in “Financial Statements and Supplementary Data” for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2010	2009
Cash and cash equivalents	$153,261	$84,409
Short-term marketable securities	19,152	86,819
Long-term marketable securities	17,193	—
Working capital	426,286	421,647
Line of credit availability	100,000	100,000
During 2010, we began investing in long-term marketable securities with maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of December 31, 2010, the weighted average maturity for these investments was 21 months.
Operating Activities. Cash provided by operating activities totaled $73.2 and $71.8 million in 2010 and 2009, respectively, as compared to cash used by operating activities of $3.6 million in 2008. The increase in cash provided by operating activities in 2010 as compared to 2009 was primarily due to a decrease in our provision for deferred taxes, which was mostly offset by changes in working capital, primarily due to the decrease in our inventory balance in 2009.
In 2009 compared to 2008, the increase in cash from operating activities was primarily attributable to changes in working capital, as inventory balances decreased significantly due to a focus on inventory management during 2009, and accounts receivable decreased as the result of diligent collection efforts, which were partially offset by the 2008 liquidation of our investments in auction rate securities that were classified as trading securities.
Investing Activities. Our capital expenditures totaled $49.0 million in 2010, $37.2 million in 2009, and $61.9 million in 2008. The increase in 2010 compared to 2009 is attributable to increased spending on manufacturing equipment and surgical instrumentation primarily associated with our recent launch of our EVOLUTION™ medial-pivot knee system, as well as increased spending related to the expansion of our facilities in Arlington, Tennessee. The decrease in 2009 compared to 2008 is attributable to lower levels of expenditures related to the expansion of our Arlington, Tennessee facilities, as well as lower levels of investments in surgical instrumentation related to acquired and new products. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures in 2011 of approximately $50 million for routine capital expenditures.
Financing Activities. During 2010, cash used in financing activities totaled $200,000 compared to cash provided by financing activities in 2009 of $500,000. This decrease is primarily the result of the payment of financing charges associated with the renewal of our revolving credit facility in June 2010.
In early 2009, we terminated certain accounts receivable factoring agreements. While these factoring agreements were active, the cash proceeds, net of the amount of factored receivables collected, were reflected as cash flows from financing activities in our consolidated statements of cash flows. The proceeds received under these agreements during 2008 totaled $6.6 million. These proceeds were offset by payments for factored receivables collected of $7.0 million in 2008.
In 2011, we will make continued payments under our long-term capital leases, including interest, of $1.2 million.
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
The credit facility was amended and restated as described below.
On February 10, 2011, we entered into an amended and restated revolving credit agreement. This credit facility has revolver availability of $200 million, and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million at our request and subject to the agreement of the lenders. As of the date of this filing, there are no amounts outstanding under this agreement. Borrowings under the restated credit agreement will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the restated revolving credit agreement extends through June 1,

2014; however, if at least $100 million of our Convertible Senior Notes due 2014 are tendered (as discussed below), the term will be extended through February 10, 2016.
During 2007, we issued $200 million of 2.625% Convertible Senior Notes due 2014 (Notes), which generated net proceeds of $193.5 million. The Notes require us to pay interest semiannually at an annual rate of 2.625%. The Notes are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes (subject to adjustment upon the occurrence of specified events), which represents an initial conversion price of $32.65 per share. On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2.625% Convertible Senior Notes due 2014. The tender offer is expected to expire at 8:00 A.M. New York City time on March 11, 2011, unless extended by us or earlier terminated. At this time, we cannot estimate the amount, if any, of the Notes that will be tendered, nor the amount of Notes or aggregate indebtedness that will remain outstanding upon the completion of the tender offer. We will make scheduled interest payments in 2011 related to the Notes of up to $5.3 million, depending upon the amount of Notes tendered in the tender offer. We expect to fund the purchase of the Notes tendered from borrowings under the restated credit facility and existing cash and marketable securities balances.
Contractual Cash Obligations. At December 31, 2010, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2011	2012-2013	2014-2015	After 2015
Amounts reflected in consolidated balance sheet:
Lease obligations(1)	$3,064	$1,161	$1,887	$16	$—
Convertible Senior Notes(2)	200,000	—	—	200,000	—

Amounts not reflected in consolidated balance sheet:
Operating leases	20,672	9,920	8,498	1,327	927
Interest on Convertible Senior Notes(3)	20,563	5,250	10,500	4,813	—
Purchase obligations	2,300	2,300	—	—	—
Royalty and consulting agreements	992	202	349	294	147

Total contractual cash obligations	$247,591	$18,833	$21,234	$206,450	$1,074

(1)	Payments include amounts representing interest.

(2)	Represents long-term debt payment provided holders of the Convertible Senior Notes due 2014 do not exercise the option to convert each $1,000 note into 30.6279 shares of our common stock. Our Convertible Senior Notes are discussed further in Note 8 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.” On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2.625% Convertible Senior Notes due 2014.

(3)	Represents interest on Convertible Senior Notes due 2014 payable semiannually with an annual interest rate of 2.625%.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2010. The minimum lease payments related to these leases are discussed further in Note 8 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2010. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 16 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Our purchase obligations reflected in the table above consist of minimum purchase obligations related to certain supply agreements. The royalty and consulting agreements in the above table represent minimum payments under non-cancelable contracts with consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2010. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 16 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Contingent consideration of up to $400,000 may be paid related to the acquisition of certain assets associated with the EZ Concept Surgical Device Corporation (EZ Frame). The potential additional cash payments are based on the future financial performance of the acquired assets.
In addition to the contractual cash obligations discussed above, all of our U.S. sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to royalties earned based on product sales.
Additionally, as of December 31, 2010, we had $3.2 million of unrecognized tax benefits recorded within “Other liabilities” in our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 10 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2001, we completed our initial public offering of 7,500,000 shares of common stock, which generated $84.8 million in net proceeds. In 2002, we completed a secondary offering of 3,450,000 shares of common stock, which generated $49.5 million in net proceeds. In 2007, we issued $200 million of 2.625% Convertible Senior Notes due 2014, which generated net proceeds totaling $193.5 million.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $153.3 million, our marketable securities balances totaling $36.3 million and available borrowings under the new credit agreement will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2011 of approximately $50 million, meet our contractual cash obligations in 2011, and purchase any of our 2.625% Convertible Senior Notes tendered in the tender offer.
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
Revenue recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers and stocking distributors, with the majority of our revenue derived from sales to hospitals. Our products are sold through a network of employee and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We record revenues from sales to hospitals and surgery centers when they take title to the product, which is generally when the product is surgically implanted in a patient.
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $250,000 and $186,000 of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2010 and 2009, respectively.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $563,000 and $551,000 are included as a reduction of accounts receivable at December 31, 2010 and 2009, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $9.5 million and $8.6 million, at December 31, 2010 and 2009, respectively, which includes a $1.1 million provision recorded in 2010 and a $5.6 million provision recorded in 2009 for potential losses related to the trade receivable balances of certain of our non-U.S. stocking distributors.
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
Charges incurred for excess and obsolete inventory were $9.3 million, $12.5 million and $8.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Goodwill and long-lived assets. We have approximately $54.2 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have only one reporting unit for purposes of evaluating goodwill for impairment. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting unit using projections of future cash flows. We performed our annual impairment test during the fourth quarter of 2010 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
Product liability claims and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. Our accrual for product liability claims was approximately $1.8 million and $1.1 million at December 31, 2010 and 2009, respectively.
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
Our valuation allowance balances totaled $14.9 million and $17.2 million as of December 31, 2010 and 2009, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires the tax effects of an income tax position to be recognized only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 740, Income Taxes. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $3.2 million and $2.8 million as of December 31, 2010 and 2009, respectively. See Note 10 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.
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

We estimate the expected life of options evaluating the historical activity as required by FASB ASC Topic 718, Compensation — Stock Compensation. We estimate the expected stock price volatility based upon historical volatility of our common stock. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future.
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
See Note 13 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding our stock-based compensation disclosures.
Acquisition method accounting. Prior to January 1, 2009, we accounted for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
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

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 141R, Business Combinations, which significantly changes the accounting for acquired businesses. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 805, Business Combinations (FASB ASC 805). Under this standard, an acquiring entity is required to recognize all assets acquired and liabilities assumed at the acquisition date fair value. Legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. FASB ASC 805 also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.
Restructuring charges. We evaluate impairment issues for long-lived assets under the provisions of FASB ASC 360. We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FASB ASC Section 712, Compensation-Nonretirement Postemployment Benefits, for severance provided under an ongoing benefit arrangement. One-time termination benefit arrangements and other costs associated with exit activities are accounted for under the provisions of FASB ASC Section 420, Exit or Disposal Cost Obligations. We estimated the expense for our restructuring initiatives by accumulating detailed estimates of costs, including the estimated costs of employee severance and related termination benefits, impairment of property, plant and equipment, contract termination payments for leases and any other qualifying exit costs. Such costs represented management’s best estimates, which were evaluated periodically to determine if an adjustment was required.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2010, we have invested short term cash and cash equivalents and marketable securities of approximately $114 million. Based on this level of investment, a decrease of 0.25% in interest rates would have a negative annual impact of $284,000 to our interest income. We currently do not hedge our exposure to interest rate fluctuations, but may do so in the future.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 29% and 28% of our total net sales were denominated in foreign currencies during the years ended December 31, 2010 and 2009, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

Item 8. Financial Statements and Supplementary Data.
Wright Medical Group, Inc.
Consolidated Financial Statements
for the Years Ended December 31, 2010, 2009 and 2008
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 10, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
We have audited the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the

related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 10, 2011 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Memphis, Tennessee
February 10, 2011

Wright Medical Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$153,261	$84,409
Marketable securities	19,152	86,819
Accounts receivable, net	105,336	101,720
Inventories	166,339	163,535
Prepaid expenses	5,333	6,413
Deferred income taxes	32,026	34,824
Other current assets	16,143	12,884

Total current assets	497,590	490,604

Property, plant and equipment, net	158,247	139,708
Goodwill	54,172	53,860
Intangible assets, net	16,501	17,727
Marketable securities	17,193	—
Deferred income taxes	4,125	5,248
Other assets	7,411	7,137

Total assets	$755,239	$714,284

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,862	$13,978
Accrued expenses and other current liabilities	54,409	54,643
Current portion of long-term obligations	1,033	336

Total current liabilities	71,304	68,957

Long-term debt and capital lease obligations	201,766	200,326
Deferred income taxes	5,705	157
Other liabilities	5,492	4,436

Total liabilities	284,267	273,876

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,171,501 shares at December 31, 2010 and 38,668,882 shares at December 31, 2009	379	374
Additional paid-in capital	390,098	376,647
Accumulated other comprehensive income	22,173	22,906
Retained earnings	58,322	40,481

Total stockholders’ equity	470,972	440,408

Total liabilities and stockholders’ equity	$755,239	$714,284

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Net sales	$518,973	487,508	$465,547
Cost of sales [1]	158,456	148,715	134,377

Gross profit	360,517	338,793	331,170
Operating expenses:
Selling, general and administrative [1]	282,413	270,456	261,396
Research and development [1]	37,300	35,691	33,292
Amortization of intangible assets	2,711	5,151	4,874
Restructuring charges (Note 15)	919	3,544	6,705
Acquired in-process research and development	—	—	2,490

Total operating expenses	323,343	314,842	308,757

Operating income	37,174	23,951	22,413
Interest expense, net	6,123	5,466	2,181
Other expense (income), net	130	2,873	(1,338)

Income before income taxes	30,921	15,612	21,570
Provision for income taxes	13,080	3,481	18,373

Net income	$17,841	$12,131	$3,197

Net income per share (Note 11):
Basic	$0.47	0.32	$0.09

Diluted	$0.47	0.32	$0.09

Weighted-average number of shares outstanding-basic	37,802	37,366	36,933

Weighted-average number of shares outstanding-diluted	37,961	37,443	37,401

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$1,301	$1,285	$1,244
Selling, general and administrative	9,924	10,077	10,644
Research and development	1,952	1,829	1,613
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$17,841	$12,131	$3,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35,559	32,717	26,462
Stock-based compensation expense	13,177	13,191	13,501
Acquired in-process research and development costs	—	—	2,490
Amortization of intangible assets	2,711	5,151	4,874
Deferred income taxes	9,244	(9,247)	18,325
Non-cash write-off of cumulative translation adjustment (CTA) balances (See Note 2)	—	2,643	—
Excess tax benefits from stock-based compensation arrangements	(289)	(63)	(1,278)
Provision for losses on accounts receivable	1,073	5,339	939
Non-cash restructuring charges	246	—	(63)
Other	1,684	1,815	294
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(4,666)	(4,003)	(18,729)
Inventories	(1,754)	13,049	(57,797)
Marketable securities	—	—	15,535
Prepaid expenses and other current assets	(5,094)	5,953	(6,666)
Accounts payable	1,970	(1,950)	(5,009)
Accrued expenses and other liabilities	1,492	(4,975)	315

Net cash provided by (used in) operating activities	73,194	71,751	(3,610)

Investing activities:
Capital expenditures	(49,038)	(37,190)	(61,936)
Acquisition of businesses	(2,923)	(6,785)	(28,914)
Purchase of intangible assets	(1,690)	(1,037)	(3,418)
Investments in held-to-maturity marketable securities	(4,671)	—	—
Sales and maturities of available-for-sale marketable securities	135,219	71,499	—
Investment in available-for-sale marketable securities	(81,070)	(101,443)	(57,037)
Other	—	—	2,363

Net cash used in investing activities	(4,173)	(74,956)	(148,942)

Financing activities:
Issuance of common stock	663	680	12,018
Financing under factoring agreements, net	—	(58)	(605)
Principal payments of bank and other financing	(1,150)	(153)	(285)
Excess tax benefits from stock-based compensation arrangements	289	63	1,278

Net cash (used in) provided by financing activities	(198)	532	12,406

Effect of exchange rates on cash and cash equivalents	29	(783)	(1,015)

Net increase (decrease) in cash and cash equivalents	68,852	(3,456)	(141,161)

Cash and cash equivalents, beginning of year	84,409	87,865	229,026

Cash and cash equivalents, end of year	$153,261	$84,409	$87,865

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2008, 2009 and 20010
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

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Continued)
For the Years Ended December 31, 2008, 2009 and 2010
(In thousands, except share data)

					Accumulated
	Common Stock, Voting		Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

2010 Activity:
Net income	—	—	—	17,841	—	17,841
Foreign currency translation	—	—	—	—	(826)	(826)
Unrealized gain on marketable securities	—	—	—	—	75	75
Minimum pension liability adjustment	—	—	—	—	18	18

Total comprehensive income	—					17,108
Issuances of common stock	79,976	1	662	—	—	663
Grant of non-vested shares of common stock	504,999	—	—	—	—	—
Cancellation of non-vested shares of common stock	(110,540)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	28,184	4	(4)	—	—	—
Tax effect of stock based compensation activity	—	—	(424)	—	—	(424)
Stock-based compensation	—	—	13,217	—	—	13,217

Balance at December 31, 2010	39,171,501	$379	$390,098	$58,322	$22,173	$470,972

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
2. Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements include our accounts and those of our wholly owned U.S. and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred for excess and obsolete inventory included in “Cost of sales” were $9.3 million, $12.5 million, and $8.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Product Liability Claims and Other Litigation. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. Our accrual for product liability claims was $1.8 million and $1.1 million at December 31, 2010 and 2009, respectively.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Accordingly, during the fourth quarter of 2010, we evaluated goodwill for impairment and determined that the fair value of our reporting unit exceeded its carrying value, indicating that goodwill was not impaired. Based on our single business approach to decision-making, planning and resource allocation, management has determined that we have only one reporting unit for purposes of evaluating goodwill for impairment.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships and other intangible assets are 9 years, 10 years, 8 years, 8 years, 10 years and 6 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 9 years. Additionally, we have two trademarks and one in-process research and development (IPRD) intangible asset, each of which has an indefinite life.
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
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $9.5 million and $8.6 million at December 31, 2010 and 2009, respectively, which includes a $5.6 million provision recorded in 2009 for potential losses related to the trade receivable balance of our stocking distributor in Turkey.
Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
receivable. As of December 31, 2010, one customer, our stocking distributor in Turkey, accounted for more than 8% of our accounts receivable balance. As of December 31, 2010 and 2009, the balance due from this customer was $8.9 million and $10.7 million, respectively. As of December 31, 2010, we have recorded a $5.6 million provision for potential losses related to the trade receivable balance of our stocking distributor in Turkey.
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
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $250,000 and $186,000 of deferred revenue related to these types of agreements was recorded at December 31, 2010 and 2009, respectively.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of $563,000 and $551,000 is included as a reduction of accounts receivable at December 31, 2010 and 2009, respectively.
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses.
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
In accordance with FASB ASC Section 830, Foreign Currency Matters, we are required to recognize the cumulative translation adjustment (CTA) balance from stockholders’ equity upon the complete or substantially complete liquidation of a foreign subsidiary. During 2009, we wrote-off approximately $2.6 million from the CTA balance for the substantially complete liquidation of two of our French subsidiaries and our subsidiary in Spain. This net cumulative foreign currency loss is included in “Other expense (income), net” in our consolidated statements of operations.
Pension Benefits. Our subsidiary in Japan provides benefits to employees under a plan that we account for as a defined benefit plan in accordance with FASB ASC Section 715, Compensation — Retirement Benefits. This plan is unfunded and determining the minimum pension liability requires the use of assumptions and estimates, including discount rates and mortality rates, and actuarial methods. Our minimum pension liability totaled $2.2 million and $1.6 million as of December 31, 2010 and 2009, respectively.
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
We recorded $13.2 million, $13.2 million, and $13.5 million of stock-based compensation expense during the years ended December 31, 2010, 2009, and 2008, respectively. See Note 13 for further information regarding our stock-based compensation assumptions and expenses.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value of these financial instruments at December 31, 2010 and 2009 due to their short maturities or variable rates.
The fair value of our Convertible Senior Notes due 2014 was approximately $188 million and $176 million as of December 31, 2010 and 2009, respectively, based on a quoted price in an active market (Level 1).
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
As of December 31, 2010 and 2009, we had current marketable securities totaling $19.2 million and $86.8 million, respectively, consisting of investments in treasury bills, government and agency bonds, corporate bonds, and certificates of deposits, all of which are valued at fair value using a market approach. In addition, we had noncurrent marketable securities totaling $17.2 million as of December 31, 2010, consisting of investments in government, agency, and corporate bonds, all of which are valued at fair value using a market approach.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The following table summarizes the valuation of our financial instruments (in thousands):

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2010
Assets
Cash and cash equivalents	$153,261	$153,261	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$897	$897	$—	$—
U.S. agency debt securities	14,511	14,511	—	—
Certificates of deposits	38	—	38	—
Corporate debt securities	3,183	3,183	—	—
U.S. government debt securities	13,045	13,045	—	—

Total available-for-sale marketable securities	31,674	31,636	38	—

Held-to-maturity time deposits	4,671	—	4,671	—

	$189,606	$184,897	$4,709	$—

Liabilities
Contingent consideration	356	—	—	356
Convertible Senior Notes	188,000	188,000	—	—

	$188,356	$188,000	$—	$356

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009
Assets
Cash and cash equivalents	$84,409	$84,409	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$69,780	$69,780	$—	$—
Certificates of deposits	1,430	—	1,430	—
U.S. government debt securities	15,609	15,609	—	—

	86,819	85,389	1,430	—

	$171,228	$169,798	$1,430	$—

Liabilities
Convertible Senior Notes	176,000	176,000	—	—

	$176,000	$176,000	$—	$—

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
As part of the acquisition of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, completed in 2010, we may be obligated to pay contingent consideration of up to $400,000 upon the achievement of certain revenue milestones. The $356,000 fair value of the contingent consideration as of the acquisition date was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. This obligation is included in current liabilities in our 2010 consolidated balance sheet. Changes in the fair value of contingent consideration will be recorded in our consolidated statements of operations.
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
We recorded a net loss of $2.6 million, net gain of $655,000 and a net loss of $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, on foreign currency contracts, which are included in “Other expense (income), net” in our consolidated statements of operations. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, also included in “Other expense (income), net.” At December 31, 2010 and 2009, we had no foreign currency contracts outstanding.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest	$5,524	$5,492	$5,963
Income taxes	$6,670	$10,419	$4,960
During 2008, we sold certain assets of our Toulon, France facility. As part of that sale, the buyer assumed our capital lease obligations of approximately $700,000 for certain machinery and equipment located in that facility. In 2010, we entered into capital leases of approximately $2.5 million. We entered into insignificant amounts of capital leases during 2008 and 2009.
3. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$8,962	$8,606
Work-in-process	24,723	23,766
Finished goods	132,654	131,163
	$166,339	$163,535

4. Marketable Securities
We have historically invested in treasury bills, government and agency bonds, and certificates of deposit with

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
maturity dates of less than 12 months. Beginning in the second quarter of 2010, we also invested in marketable securities with maturity dates greater than 12 months. Our investments in these marketable securities are classified as available-for-sale securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income. In the third quarter of 2010, we invested in a bank deposit with a maturity date of 12 months. This investment, which is classified as held-to-maturity, is carried at its amortized cost. Marketable securities are classified as short-term for those expected to mature or be sold within 12 months and the remaining portion is classified as long-term. The cost of investment securities sold is determined by the specific identification method.
The following tables present a summary of our marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At December 31, 2010
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$—	$897
U.S. agency debt securities	14,501	11	(1)	14,511
Certificates of deposits	38	—	—	38
Corporate debt securities	3,176	7	—	3,183
U.S. government debt securities	13,027	18	—	13,045

Total available-for-sale marketable securities	$31,639	$36	$(1)	$31,674

Held-to-maturity time deposits	$4,671	$—	$—	$4,671

Total marketable securities	$36,310	$36	$(1)	$36,345

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At December 31, 2009
Available-for-sale marketable securities
U.S. agency debt securities	$69,819	$11	$(50)	$69,780
Certificates of deposits	1,435	—	(5)	1,430
U.S. government debt securities	15,604	10	(5)	15,609

Total available-for-sale marketable securities	$86,858	$21	$(60)	$86,819

The maturities of available-for-sale and held-to-maturity debt securities at December 31, 2010 are as follows:

	Available-for-Sale		Held-to-maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value

Due in one year or less	$11,953	$11,965	$4,671	$4,671
Due after one year through two years	16,686	16,709	—	—
Due after two years	3,000	3,000	—	—

	$31,639	$31,674	$4,671	$4,671

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
5. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Land and land improvements	$5,469	$4,229
Buildings	30,024	26,489
Machinery and equipment	68,401	53,357
Furniture, fixtures and office equipment	42,584	36,346
Construction in progress	13,887	9,433
Surgical instruments	162,781	156,232

	323,146	286,086
Less: Accumulated depreciation	(164,899)	(146,378)

	$158,247	$139,708

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2010	2009
Machinery and equipment	$2,853	$469
Furniture, fixtures and office equipment	405	466

	3,258	935
Less: Accumulated depreciation	(350)	(647)

	$2,908	$288

Depreciation expense approximated $35.6 million, $32.7 million, and $26.5 million for the years ended December 31, 2010, 2009, and 2008, respectively, and included depreciation of assets under capital leases.
6. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2010, are as follows (in thousands):

Goodwill at December 31, 2009	$53,860
Goodwill from contingent consideration associated with acquisitions prior to 2010	711
Goodwill associated with acquisition in 2010	167
Foreign currency translation	(566)

Goodwill at December 31, 2010	$54,172

During 2010, we recognized contingent consideration of $160,000 associated with our acquisition of Inbone Technologies, Inc., completed in 2008, and $551,000 associated with the acquisition of assets of Creative Medical Designs and Rayhack LLC, completed in 2008. During 2010, we acquired certain assets of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame. The purchase price consisted of an initial cash payment of $300,000 and

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
potential additional contingent consideration, with an acquisition date fair value of $356,000 based on the probability of the achievement of the revenue target. As a result of the immaterial acquisition, we recorded a customer relationship intangible of $138,000 (5 year useful life), a trademark intangible of $73,000 (indefinite life), in process research and development (indefinite life) of $278,000 and goodwill of $167,000.
During 2010, we made payments for contingent consideration totaling $2.6 million, of which $1.9 million was accrued as of December 31, 2009.
The components of our identifiable intangible assets are as follows (in thousands):

	December 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$20,719	$20,563	$22,207	$22,025
Completed technology	12,627	6,162	12,537	5,213
Licenses	5,613	2,040	7,245	3,777
Customer relationships	3,888	1,087	3,750	720
Trademarks	2,706	633	2,733	570
Other	2,859	1,426	2,620	1,060

	48,412	$31,911	51,092	$33,365

Less: Accumulated amortization	(31,911)		(33,365)

Intangible assets, net	$16,501		$17,727

As of December 31, 2010, we have trademarks with indefinite lives totaling $1.5 million and our in process research and development indefinite lived intangible totaling $278,000.
Based on the intangible assets held at December 31, 2010, we expect to amortize approximately $2.5 million in 2011, $2.3 million in 2012, $2.0 million in 2013, $1.8 million in 2014, and $1.7 million in 2015.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31
	2010	2009
Employee benefits	$11,469	$11,327
Royalties	5,755	5,900
Taxes other than income	4,785	5,084
Commissions	6,892	5,738
Professional and legal fees	7,992	5,124
Contingent consideration	356	1,912
Restructuring liability (see Note 15)	152	6,781
Other	17,008	12,777

	$54,409	$54,643

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
8. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Capital lease obligations	$2,799	$662
Convertible Senior Notes	200,000	200,000

	202,799	200,662
Less: current portion	(1,033)	(336)

	$201,766	$200,326

In November 2007, we issued $200 million of 2.625% Convertible Senior Notes due 2014 (Notes). The Notes will mature on December 1, 2014. The Notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of Notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the Notes, the holders may require us to purchase for cash all or a portion of the notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its Notes, we may, under certain circumstances, increase the conversion rate for the Notes surrendered. The Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. The tender offer is expected to expire at 8:00 A.M. New York City time on March 11, 2011, unless extended by us or earlier terminated. At this time, we cannot estimate the amount, if any, of the Notes that will be tendered, nor the amount of Notes or aggregate indebtedness that will remain outstanding upon the completion of the tender offer.
On June 30, 2010, we renewed our revolving credit facility. On December 31, 2010, our revolving credit facility had availability of $100 million, which can be increased by up to an additional $50 million at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under the credit facility. Borrowings under the credit facility will bear interest at the sum of a base rate or Eurodollar rate plus an applicable margin that ranges from 0.25% to 2.50% depending on the type of loan and our consolidated leverage ratio, with a current annual base rate of 3.25% and a Eurodollar rate of 0.46% (6 month rate).
The credit facility was amended and restated as described below.
On February 10, 2011, we entered into an amended and restated revolving credit agreement. This credit facility has revolver availability of $200 million, and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million at our request and subject to the agreement of the lenders. As of the date of this filing, there are no amounts outstanding under this agreement. Borrowings under the restated credit agreement will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
restated revolving credit agreement extends through June 1, 2014; however, if at least $100 million of the Notes are tendered, the term will be extended through February 10, 2016.
As discussed in Note 5, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2010, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2011	$1,161
2012	1,049
2013	838
2014	14
2015	2

Total minimum payments	3,064
Less amount representing interest	(265)

Present value of minimum lease payments	2,799
Current portion	(1,033)

Long-term portion	$1,766

9. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31
	2010	2009
Unrecognized tax benefits (See Note 10)	$3,221	$2,786
Other	2,271	1,650

	$5,492	$4,436

10. Income Taxes
The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$24,507	$9,062	$3,036
Foreign	6,414	6,550	18,534

Income before income taxes	$30,921	$15,612	$21,570

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The components of our provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current provision (benefit):
U.S.:
Federal	$(11)	$10,229	$3,192
State	1,160	1,003	(720)
Foreign	2,593	1,453	(2,880)
Deferred (benefit) provision:
U.S.:
Federal	9, 166	(8,203)	(2,812)
State	375	(1,162)	(105)
Foreign	(203)	161	21,698

Total provision for income taxes	$13,080	$3,481	$18,373

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Income tax provision at statutory rate	35.0%	35.0%	35.0%

State income taxes	4.0	2.9	(4.4)
Change in valuation allowance	1.8	(6.0)	59.1
Research and development credit	(2.7)	(4.2)	(8.5)
Foreign income tax rate differences	(3.5)	(9.8)	(5.6)
Stock-based compensation expense	2.0	6.0	6.6
Other non-deductible expenses	5.3	1.4	1.1
Other, net	0.4	(3.0)	1.9

Total	42.3%	22.3%	85.2%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The significant components of our deferred income taxes as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$18,675	$20,623
General business credit carryforward	2,386	1,581
Reserves and allowances	26,726	26,170
Stock-based compensation expense	9,388	8,097
Amortization	—	611
Other	6,540	12,548
Valuation allowance	(14,897)	(17,216)

Total deferred tax assets	48,818	52,414

Deferred tax liabilities:
Depreciation	15,037	7,357
Intangible assets	2,481	3,186
Other	866	1,973

Total deferred tax liabilities	18,384	12,516

Net deferred tax assets	$30,434	$39,898

In September 2010, we reached a settlement to resolve a United States Department of Justice investigation into our consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. Under the terms of the settlement, we paid a civil settlement amount of $7.9 million, and we recorded an expense in that amount. We have recorded a tax benefit for the amount of the settlement that we believe will be deductible for income tax purposes.
Outside basis differences that have not been tax-effected in accordance with FASB ASC 740 are primarily related to undistributed earnings of certain of our foreign subsidiaries. Deferred tax liabilities for U.S. federal income taxes are not provided on the undistributed earnings of our foreign subsidiaries that are considered permanently reinvested. The determination of the amount of unrecognized deferred tax liabilities is not practicable.
At December 31, 2010, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $12.0 million, which begin to expire in 2018. Additionally, we had general business credit carryforwards of approximately $2.4 million, which begin to expire in 2011 and extend through 2030. At December 31, 2010, we had foreign net operating loss carryforwards of approximately $43.3 million, all of which do not expire.
Certain of our U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. We maintain valuation allowances for those net operating losses and tax credit carryforwards that we do not expect to utilize due to these limitations and it is more likely than not that such tax benefits will not be realized.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$2,786
Additions for tax positions related to current year	653
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(110)
Settlements	—
Foreign currency translation	(108)

Balance at December 31, 2010	$3,221

As of December 31, 2010, our liability for unrecognized tax benefits totaled $3.2 million and is recorded in our consolidated balance sheet within “Other liabilities,” all of which, if recognized, would affect our effective tax rate. Our U.S. federal income taxes represent the substantial majority of our income taxes, and our 2008 U.S. federal income tax return is currently under examination by the Internal Revenue Service. It is possible that our unrecognized tax benefits will change within the next twelve months as the examination proceeds.
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of December 31, 2010, accrued interest related to our unrecognized tax benefits totaled approximately $112,000 which is recorded in our consolidated balance sheet within “Other liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. and in many foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2005. With few exceptions, we are subject to U.S. federal, state and local income tax examinations for years 2007 through 2009. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
11. Earnings Per Share
FASB ASC Section 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. We determined that for the years ended December 31, 2008, 2009, and 2010, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Weighted-average number of common shares outstanding — basic	37,802	37,366	36,933
Common stock equivalents	159	77	468

Weighted-average number of common shares outstanding — diluted	37,961	37,443	37,401

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options	3,766	3,872	2,604
Non-vested shares, restricted stock units, and stock-settled phantom stock units	621	1,151	502
Convertible debt	6,126	6,126	6,126
12. Capital Stock
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 60,828,499 shares of voting common stock available for future issuance at December 31, 2010.
13. Stock-Based Compensation Plans
We have three stock-based compensation plans which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Year Ended December 31,
	2010	2009	2008
Total cost of share-based payment plans	$13,217	$13,267	$13,223
Amounts capitalized as inventory and intangible assets	(1,353)	(1,361)	(1,492)
Amortization of capitalized amounts	1,313	1,285	1,770

Charged against income before income taxes	13,177	13,191	13,501
Amount of related income tax benefit recognized in income	(4,410)	(3,901)	(3,674)

Impact to net income	$8,767	$9,290	$9,827

Impact to basic earnings per share	$0.23	$0.25	$0. 27

Impact to diluted earnings per share	$0.23	$0.25	$0. 26

As of December 31, 2010, we had $20.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Equity Incentive Plans.
On December 7, 1999, we adopted the 1999 Equity Incentive Plan, which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, May 12, 2005 and May 14, 2008 and amended on October 23, 2008. The 1999 Equity Incentive Plan expired December 7, 2009. The 2009 Equity Incentive Plan (the Plan) was adopted on

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
May 13, 2009, which was subsequently amended and restated on May 13, 2010. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 11,917,051 shares of common stock, of which full value awards (such as non-vested shares) are limited to 2,729,555 shares. Under the plan, stock based compensation awards generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. All of the options issued under the plan expire after ten years. These awards are recognized on a straight-line basis over the requisite service period, which is generally four years. As of December 31, 2010, there were 1,448,759 shares available for future issuance under the Plan, of which full value awards are limited to 665,697 shares.
Stock options
We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life of options is estimated based on historical option exercise and employee termination data. The expected stock price volatility assumption was estimated based upon historical volatility of our common stock. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock options is amortized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
The weighted-average grant date fair value of stock options granted to employees in 2010, 2009, and 2008 was $7.11 per share, $6.23 per share, and $11.17 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.1% - 2.2%	2.1% - 2.6%	2.0% - 3.4%
Expected option life	6 years	6 years	6 years
Expected price volatility	40%	39%	36%
A summary of our stock option activity during 2010 is as follows:

		Weighted-	Weighted-Average	Aggregate Intrinsic
	Shares	Average Exercise	Remaining	Value*
	(000’s)	Price	Contractual Life	($000’s)
Outstanding at December 31, 2009	3,965	$23.79
Granted	231	18.37
Exercised	(52)	5.37
Forfeited or expired	(403)	24.73

Outstanding at December 31, 2010	3,741	$23.62	5.3 years	$134

Exercisable at December 31, 2010	3,022	$24.20	4.6 years	$124

*	The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2010, and the exercise price of the shares. The market value as of December 31, 2010 is $15.53 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2010.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The total intrinsic value of options exercised during 2010, 2009, and 2008 was $582,000, $371,000, and $5.9 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2010, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.00 — $8.50	14	0.4	$7.60	14	$7.60
$8.51 — $16.00	256	7.7	15.43	83	15.35
$16.01 — $24.00	1,627	5.5	20.44	1,327	20.82
$24.01 — $35.87	1,844	4.7	27.67	1,598	27.60

	3,741	5.3	$23.62	3,022	$24.20

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
We granted 500,000, 700,000, and 526,000 non-vested shares of common stock to employees with weighted-average grant-date fair values of $18.35 per share, $15.56 per share, and $28.15 per share during 2010, 2009, and 2008, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2010, 2009 and 2008, we granted certain independent distributors and other non-employees non-vested shares of common stock of 5,000, 18,000 and 27,000 shares at a weighted-average grant date fair values of $18.20 per share, $16.76 per share and $26.49 per share, respectively.
A summary of our non-vested shares of common stock activity during 2010 is as follows:

		Weighted-Average	Aggregate
	Shares	Grant-Date	Intrinsic Value*
	(000’s)	Fair Value	($000’s)
Non-vested at December 31, 2009	1,161	$20.07
Granted	505	18.35
Vested	(378)	20.78
Forfeited	(108)	20.80

Non-vested at December 31, 2010	1,180	$19.03	$18,332

*	The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2010. The market value as of December 31, 2010 is $15.53 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2010.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The total fair value of shares vested during 2010, 2009 and 2008 was $5.9 million, $4.1 million and $2.6 million, respectively.
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
During 2010 and 2009, we granted 88,000 and 86,000 stock settled phantom stock units and restricted stock units, respectively to employees with a weighted-average fair value of $18.31 and $15.44 per share. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
A summary of our non-vested shares of common stock and restricted stock units activity during 2010 is as follows:

		Weighted-Average	Aggregate
	Shares	Grant-Date	Intrinsic Value*
	(000’s)	Fair Value	($000’s)
Stock settled phantom stock and restricted stock units at December 31, 2009	110	$19.75
Granted	88	18.31
Vested	(28)	20.22
Forfeited	(34)	20.33

Stock settled phantom stock and restricted stock units at December 31, 2010	136	$18.57	$2,106

*	The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2010. The market value as of December 31, 2010 is $15.53 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2010.
The total fair value of shares vested during 2010 was $453,000.
Inducement Stock Options. During 2010, we granted 65,000 stock options under an Inducement Stock Option agreement with an exercise price of $16.43. These options were granted to induce Raymond C. Kolls to commence employment with us as our General Counsel and Secretary and have substantially the same terms as grants made under the 1999 and 2009 Equity Incentive Plans. The grant date fair value of these options was $6.52, which was calculated using the Black-Scholes option valuation model using the same assumptions as the stock options granted under the 2009 Equity Incentive Plan. As of December 31, 2010, all of the options were outstanding, none of which were exercisable, with a remaining contractual life of 9.4 years.
Employee Stock Purchase Plan. On May 30, 2002, our shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the ESPP). The ESPP authorizes us to issue up to 200,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees approximately 28,000, 27,000, and 15,000 shares in 2010, 2009, and 2008, respectively, with weighted-average fair values of $5.41,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
$5.76, and $9.09 per share, respectively. As of December 31, 2010, there were 68,958 shares available for future issuance under the ESPP. During 2010, 2009, and 2008, we recorded nominal amounts of non-cash, stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.6% — 0.9%	0.9% — 1.1%	2.9% — 3.3%
Expected option life	6 months	6 months	6 months
Expected price volatility	40%	39%	36%
14. Employee Benefit Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan was $1.8 million, $1.6 million, and $1.4 million in 2010, 2009, and 2008, respectively.
15. Restructuring
Toulon, France
In June 2007, we announced plans to close our manufacturing, distribution and administrative facility located in Toulon, France. The facility’s closure affected approximately 130 Toulon-based employees. The majority of our restructuring activities were complete by the end of 2007, with production now conducted solely in our existing manufacturing facility in Arlington, Tennessee and European distribution activities being carried out from our European headquarters in Amsterdam, the Netherlands.
As of December 31, 2010, we have concluded our restructuring efforts in Toulon, incurring a total of $27.3 million of charges, however certain liabilities remain to be paid.
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations, with the exception of the inventory write-offs and manufacturing period costs, which were recognized within “Cost of sales — restructuring.”

		Cumulative
	Year Ended	Charges as of
(in thousands)	December 31, 2010	December 31, 2010
Severance and other termination benefits	$12	$13,562
Employee litigation accrual	(230)	4,818
Asset impairment charges	—	3,093
Inventory write-offs and manufacturing period costs	—	2,139
Legal/professional fees	466	3,483
Other	—	194

Total restructuring charges	$248	$27,289

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Activity in the restructuring liability for the year ended December 31, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$4,964

Charges (reversals):
Severance and other termination benefits	12
Employee litigation accrual	(230)
Legal/professional fees	466

Total accruals	248

Payments:
Severance and other termination benefits	(84)
Employee litigation	(4,103)
Legal/professional fees	(601)

Total payments	(4,788)

Changes in foreign currency translation	(314)

Restructuring liability at December 31, 2010	$110

In connection with the closure of our Toulon, France facility, 103 of our former employees filed claims to challenge the economic justification for their dismissal. On November 11, 2010, we entered into settlement agreements with each of the former employees who had filed claims. Under the settlement agreements, we paid the former employees an aggregate amount of approximately $4.3 million. Management previously recorded a provision related to this litigation. Therefore, the settlement of this litigation did not have a material impact to our results of operations. These settlements close all outstanding litigation related to the closure of our facility in Toulon, France, and reflect the completion of activity associated with our Toulon restructuring efforts.
Creteil, France

In October 2009, we announced plans to close our distribution and finance support office in Creteil, France, in order to migrate all relevant French distribution and support functions into our European organization based out of our European headquarters in Amsterdam, the Netherlands.
As of December 31, 2010, we have concluded our restructuring efforts in Creteil, incurring a total of $2.8 million of charges, however certain liabilities remain to be paid.
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations.

		Cumulative
	Year Ended	Charges as of
(in thousands)	December 31, 2010	December 31, 2010
Severance and other termination benefits	$52	$876
Asset disposals	121	121
Legal/professional fees	66	328
Contract termination costs	133	1,128
Other	299	299

Total restructuring charges	$671	$2,752

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Activity in the restructuring liability for the year ended December 31, 2010 is presented in the following table (in thousands):

Beginning balance as of December 31, 2009	$1,817

Charges:
Severance and other termination benefits	52
Contract termination costs	6
Legal/professional fees	66
Other	299
Total accruals	423

Payments:
Severance and other termination benefits	(671)
Contract termination costs	(936)
Legal/professional fees	(199)
Other	(311)

Total payments	(2,117)

Changes in foreign currency translation	(81)

Restructuring liability at December 31, 2010	$42

16. Commitments and Contingencies
Operating Leases. We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $11.3 million, $11.0 million, and $10.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2010 (in thousands):

2011	$9,920
2012	5,582
2013	2,916
2014	796
2015	531
Thereafter	927

$20,672

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Royalty and Consulting Agreements. We have entered into various royalty and other consulting agreements with third party consultants. We incurred royalty and consulting expenses of $216,000, $238,000, and $475,000 during the years ended December 31, 2010, 2009, and 2008, respectively, under non-cancelable contracts with minimum obligations that were contingent upon performance of services. The amounts in the table below represent minimum payments to consultants that are contingent upon future performance services. These fees are accrued when it is deemed probable that the performance thresholds are met. Future minimum payments under these agreements for which we have not recorded a liability are as follows at December 31, 2010 (in thousands):

2011	$202
2012	202
2013	147
2014	147
2015	147
Thereafter	147

$992

Purchase Obligations. We have entered into certain supply agreements for our products, which include minimum purchase obligations. During the years ended December 31, 2010, 2009, and 2008, we paid approximately $6.1 million, $3.1 million, and $4.5 million, respectively, under those supply agreements. At December 31, 2010, we are obligated for $2.3 million of minimum purchases in 2011 under those supply agreements.
Portions of our payments for operating leases, royalty and consulting agreements are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2010. These future payments are subject to foreign currency exchange rate risk.
Legal Proceedings. In December 2007, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT) received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney’s Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed to resolutions with the DOJ after being subjects of investigations involving the same subject matter.
On September 29, 2010, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging us with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The USAO has the discretion to extend the term of the DPA by up to six months. The court deferred prosecution of the criminal complaint during the term of the DPA. If we comply with the provisions of the DPA, the USAO will seek dismissal of the criminal complaint.
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
We have a dispute with a former distributor in Belgium claiming damages of approximately $12.6 million. The

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
case was pleaded during the first quarter of 2010, and the former distributor was awarded approximately $80,000, for which we have included a provision in our consolidated balance sheet as of December 31, 2010. The former distributor has appealed this decision. Management believes we have strong defenses against these claims and is vigorously contesting the allegations; thus, we do not believe the results of the appeal will have a material impact on the Company’s consolidated financial position or results of operations.
Other. As of December 31, 2010, the trade receivable balance due from our stocking distributor in Turkey was $8.9 million, of which a significant portion is past due. We have recorded a reserve of $5.6 million against this balance as of December 31, 2010. It is possible that the future realization of this accounts receivable balance could be less than the remaining unreserved balance of $3.3 million.
In addition to the stocking distributor in Turkey, our next ten largest international stocking distributors have net trade receivable balances totaling approximately $18 million as of December 31, 2010. We have recorded a reserve of $1.1 million for the portion of these balances that management believes collection is not probable. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of the remaining unreserved balances.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
17. Segment Data
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Net sales of orthopaedic products by product line and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net sales by product line:
Hip products	$176,687	$167,869	$160,788
Knee products	128,854	122,178	119,895
Extremity products	124,490	107,375	88,890
Biologics products	79,231	79,120	82,399
Other	9,711	10,966	13,575

Total net sales	$518,973	$487,508	$465,547

Net sales by geographic region:
United States	$309,983	$299,587	$282,081
Europe	102,431	102,379	112,771
Other	106,559	85,542	70,695

Total	$518,973	$487,508	$465,547

Operating income (loss) by geographic region:
United States	$7,838	$16,268	$21,546
Europe	1,619	(11,683)	(14,909)
Other	27,717	19,366	15,776

Total	$37,174	$23,951	$22,413

	December 31,
	2010	2009
Long-lived assets:
United States	$129,450	$108,389
Europe	12,383	17,510
Other	16,414	13,809

Total	$158,247	$139,708

Our subsidiary in Japan represented approximately 11%, 10%, and 8% of our total net sales in 2010, 2009, and 2008, respectively. No other single foreign country accounted for more than 10% of our total net sales during 2010, 2009, or 2008.
During 2010, 2009, and 2008, our operating income included restructuring charges associated with the closure of our facility in Toulon, France. During 2010 and 2009 our operating income also included restructuring charges associated with the closure of our facility in Creteil, France. Our U.S. region recognized $675,000, $3.3 million and $1.6 million of restructuring charges in 2010, 2009 and 2008, respectively, and our European region recognized $244,000, $279,000 and $5.1 million of restructuring charges in 2010, 2009 and 2008, respectively. Additionally, in 2010, 2009 and 2008, our U.S. region recognized $10.9 million, $7.8 million and $7.6 million of charges related to the U.S. government inquiries and, in 2010, our DPA. In 2009, our European region recognized a provision of $5.6 million related to the trade receivable balance of our stocking distributor in Turkey. In 2008, our U.S. region recognized $2.5 million of acquired in-process research and development costs related to our Inbone acquisition and $2.6 million related to an unfavorable appellate court decision.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
18. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2010 and 2009, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$131,244	$127,734	$121,708	$138,287
Cost of sales	40,141	39,934	37,989	40,392

Gross profit	91,103	87,800	83,719	97,895
Operating expenses:
Selling, general and administrative	76,438	67,774	64,877	73,324
Research and development	9,835	9,784	8,779	8,902
Amortization of intangible assets	649	634	708	720
Restructuring charges	544	461	134	(220)

Total operating expenses	87,466	78,653	74,498	82,726
Operating income	$3,637	$9,147	$9,221	$15,169

Net (loss) income	$(525)	$4,847	$4,650	$8,869

Net (loss) income per share, basic	$(0.01)	$0.13	$0.12	$0.23

Net (loss) income per share, diluted	$(0.01)	$0.13	$0.12	$0.22

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$120,912	$118,926	$117,742	$129,928
Cost of sales	38,021	36,745	35,880	38,069

Gross profit	82,891	82,181	81,862	91,859
Operating expenses:
Selling, general and administrative	66,609	65,821	63,703	74,323
Research and development	8,906	9,017	8,537	9,231
Amortization of intangible assets	1,317	1,308	1,274	1,252
Restructuring charges	66	794	131	2,553

Total operating expenses	76,898	76,940	73,645	87,359

Operating income	$5,993	$5,241	$8,217	$4,500

Net income	$3,317	$2,427	$4,152	$2,235

Net income per share, basic	$0.09	$0.07	$0.11	$0.06

Net income per share, diluted	$0.09	$0.06	$0.11	$0.06

Our operating income in 2010 included charges related to the U.S. government inquiries and, in the fourth quarter of

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
2010, our DPA, for which we recognized $8.1 million, $606,000, $942,000 and $1.3 million during the first, second, third and fourth quarters of 2010, respectively. Net income in 2010 included the after-tax effect of these amounts.
Our operating income in 2009 included charges related to the U.S. government inquiries, for which we recognized $4.1 million, $2.0 million, and $1.6 million during the first, second, and third quarters of 2009, respectively. A minimal amount was recognized in the fourth quarter of 2009. In addition, our operating income during the fourth quarter of 2009 included $2.1 million of restructuring charges related to the closure of our office in Creteil, France and a $5.6 million provision for the trade receivable balance from our stocking distributor in Turkey. Net income in 2009 included the after-tax effect of these amounts as well as the after-tax effect of $2.6 million of charges related to the write-off of CTA balances from three foreign subsidiaries following their substantially complete liquidation (see Note 2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2010, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Entry into Amended and Restated Revolving Credit Agreement
On February 10, 2011, we entered into an amended and restated revolving credit agreement with a group of banks led by Bank of America, N.A. This credit facility has revolver availability of $200 million, and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million of either revolver or term borrowing at our request and subject to the agreement of the lenders. We currently have no borrowings outstanding under this credit facility. This agreement amends and restates our revolving credit agreement dated June 30, 2010.
Borrowings under the amended and restated credit facility will bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, depending on the type of loan and our consolidated leverage ratio. The payment of our indebtedness under the amended and restated credit facility is secured by pledges of 100% of the capital stock of our U.S. subsidiaries and 65% of the voting stock of our first tier foreign subsidiaries, and is guaranteed by our U.S. subsidiaries. The amended and restated credit agreement contains customary financial and non-financial covenants. Upon the occurrence of an event of default, the lenders may declare that all principal, interest and other amounts owed are immediately due and payable and may exercise any other available right or remedy. The events of default include, without limitation, non-payment of amounts owed, failure to perform covenants, breach of representations and warranties, institution of insolvency proceedings, entry of certain judgments, and occurrence of a change in control. The term of then amended and restated credit agreement extends through June 1, 2014, unless the amount of debt underlying our Convertible Senior Notes due 2014 is less than $100 million prior to such date, upon which time the term will be extended through February 10, 2016. A copy of the amended and restated credit agreement is attached hereto as Exhibit 10.36 and is incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2011.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2011.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2011.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2011.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-1 of this report.
Index to Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co. and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of June 30, 2010, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and SunTrust Bank, as Syndication Agent. (5)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (7) as amended by First Amendment to the 1999 Plan. (8)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (9)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan. (10)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (10)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (10)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (10)

10.8*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (10)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (10)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (10)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (10)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (10)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (10)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan(10)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (11)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan (13)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (14)

10.22*	Employment Agreement dated as of March 1, 2007, between Wright Medical Netherlands B.V. and Paul R. Kosters. (15)

Exhibit No.	Description
10.23*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (14) as amended by Employment Contract Amendment dated as of August 2, 2010. (20)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (17)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (19)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (14)

10.27*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (19)

10.28*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (16)

10.29*	Settlement Agreement dated as of January 19, 2010 between Wright Medical Netherlands B.V. and Paul R. Kosters. (18)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Raymond C. Kolls dated May 31, 2010 (22)

10.31	Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (21)

10.32	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services (21)

10.33	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey (21)

10.34†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation. (23)

10.35†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records (23).

10.36	Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent.

11	Computation of earnings per share (included in Note 11 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

12	Ratio of Earnings to Fixed Charges.

14	Code of Ethics. (6)

21	Subsidiaries of Wright Medical Group, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) Parenthetical Data to the Consolidated Balance Sheets, (3) the Consolidated Statements of Operations, (4) Parenthetical Data to the Consolidated Statements of Operations, (5) the Consolidated Statements of Cash Flows (6) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income and (7) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 2, 2010.

(6)	Incorporated by reference to our current report on Form 8-K filed on March 31, 2004.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(11)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(15)	Incorporated by reference to our quarterly report on Form 10-Q filed on April 25, 2008.

(16)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(17)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(18)	Incorporated by reference to our current report on Form 8-K filed on January 22, 2010.

(19)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(20)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(21)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(22)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 22, 2010.

(23)	Incorporated by reference to our current report on Form 8-K filed on February 2, 2011.

*	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 10, 2011

Wright Medical Group, Inc.
By:	/s/ Gary D. Henley
Gary D. Henley
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary D. Henley Gary D. Henley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2011

/s/ Lance A. Berry Lance A. Berry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2011

/s/ David D. Stevens David D. Stevens	Chairman of the Board	February 10, 2011

/s/ Gary D. Blackford Gary D. Blackford	Director	February 10, 2011

/s/ Martin J. Emerson Martin J. Emerson	Director	February 10, 2011

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 10, 2011

/s/ John L. Miclot John L. Miclot	Director	February 10, 2011

/s/ Amy S. Paul Amy S. Paul	Director	February 10, 2011

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 10, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wright Medical Group, Inc.:
Under date of February 10, 2011, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10—K for the year ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10—K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
(signed) KPMG LLP
Memphis, Tennessee
February 10, 2011

Wright Medical Group, Inc.
Schedule II-Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to Cost and	Deductions	Balance at End of
	Beginning of Period	Expenses	and Other	Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2010	$8,644	$1,073	$(253)	$9,464

December 31, 2009	$4,007	$5,339	$(702)	$8,644

December 31, 2008	$5,201	$939	$(2,133)	$4,007

Sales returns and allowance:
For the period ended:
December 31, 2010	$551	$12	$—	$563

December 31, 2009	$490	$61	$—	$551

December 31, 2008	$564	$(74)	$—	$490

S-1