Form 10-Q
period 2011-03-31
WRIGHT MEDICAL GROUP INC
filed 2011-05-12
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 9, 2011, there were 39,020,799 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” as defined under U.S. federal securities laws. These statements, including statements regarding potential actions by the USAO, independent monitor, OIG, and other agencies or their potential impact, reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this quarterly report, and we undertake no obligation to update such statements after this date.
Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading, “Risk Factors” and in Item 1A of Part II and elsewhere in this report), and the following:
•	the impact of our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, including our compliance with the Deferred Prosecution Agreement (“DPA”) through September 2011 (which could, by its terms, be extended for a further six months) and the Corporate Integrity Agreement (“CIA”) through September 2015. Our failure to comply with the Deferred Prosecution Agreement or the Corporate Integrity Agreement could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to 6 months, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines and penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture;

•	demand for and market acceptance of our new and existing products;

•	recently enacted healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business;

•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	our ability to identify business development and growth opportunities for existing or future products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	individual, group or class action alleging products liability claims, including an increase in the number of claims during any period;

•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•	our ability to enforce our patent rights or patents of third parties preventing or restricting the manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on our sales;

•	retention of our sales representatives and independent distributors;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	our ability to realize the anticipated benefits of restructuring initiatives; and

•	any impact of the commercial and credit environment on us and our customers and suppliers.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$154,839	$153,261
Marketable securities	14,840	19,152
Accounts receivable, net	107,622	105,336
Inventories	171,738	166,339
Prepaid expenses	5,793	5,333
Deferred income taxes	32,133	32,026
Other current assets	19,184	16,143

Total current assets	506,149	497,590

Property, plant and equipment, net	161,430	158,247
Goodwill	54,647	54,172
Intangible assets, net	15,813	16,501
Marketable securities	10,071	17,193
Deferred income taxes	4,616	4,125
Other assets	7,091	7,411

Total assets	$759,817	$755,239

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$22,081	$15,862
Accrued expenses and other current liabilities	58,760	54,409
Current portion of long-term obligations	8,617	1,033

Total current liabilities	89,458	71,304
Long-term debt and capital lease obligations	173,269	201,766
Deferred income taxes	5,814	5,705
Other liabilities	11,343	5,492

Total liabilities	$279,884	$284,267

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,180,164 shares at March 31, 2011 and 39,171,501 shares at December 31, 2010	380	379
Additional paid-in capital	392,795	390,098
Accumulated other comprehensive income	24,844	22,173
Retained earnings	61,914	58,322

Total stockholders’ equity	479,933	470,972

Total liabilities and stockholders’ equity	$759,817	$755,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$135,386	$131,244
Cost of sales [1]	38,768	40,141

Gross profit	96,618	91,103
Operating expenses:
Selling, general and administrative [1]	74,825	76,438
Research and development [1]	9,207	9,835
Amortization of intangible assets	690	649
Restructuring charges	—	544

Total operating expenses	84,722	87,466

Operating income	11,896	3,637
Interest expense, net	1,835	1,508
Other expense, net	4,459	132

Income before income taxes	5,602	1,997
Provision for income taxes	2,010	2,522

Net income (loss)	$3,592	$(525)

Net income (loss) per share (Note 9):
Basic	$0.09	$(0.01)

Diluted	$0.09	$(0.01)

Weighted-average number of shares outstanding-basic	38,033	37,540

Weighted-average number of shares outstanding-diluted	38,327	37,540

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Cost of sales	$347	$340
Selling, general and administrative	2,068	2,267
Research and development	445	398

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net income (loss)	$3,592	$(525)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,442	8,436
Stock-based compensation expense	2,860	3,005
Amortization of intangible assets	690	649
Amortization of deferred financing costs	336	246
Deferred income taxes	(767)	(924)
Write off of deferred financing costs	2,926	—
Excess tax benefit from stock-based compensation arrangements	(1)	(93)
Non-cash restructuring charges	—	121
Other	(1,312)	1,061
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	51	(2,638)
Inventories	(5,204)	1,455
Prepaid expenses and other current assets	(3,118)	3,684
Accounts payable	6,096	6,400
Accrued expenses and other liabilities	2,557	7,810

Net cash provided by operating activities	18,148	28,687

Investing activities:
Capital expenditures	(10,085)	(11,603)
Acquisitions of businesses	—	(237)
Purchase of intangible assets	(61)	(751)
Investment in held-to-maturity marketable securities	—	20,090
Sales and maturities of available-for-sale marketable securities	11,538	—
Investment in available-for-sale marketable securities	—	(11,435)
Proceeds from sale of assets	5,500	—

Net cash provided by (used in) investing activities	6,892	(3,936)

Financing activities:
Issuance of common stock	78	206
Financing under factoring agreement, net	—	5
Payments of deferred financing costs	(2,887)	—
Payments of capital leases	(261)	(55)
Redemption of convertible senior notes	(170,889)	—
Proceeds from term loan borrowings	150,000	—
Excess tax benefit from stock-based compensation arrangements	1	93

Net cash (used in) provided by financing activities	(23,958)	249

Effect of exchange rates on cash and cash equivalents	496	(370)

Net increase in cash and cash equivalents	1,578	24,630

Cash and cash equivalents, beginning of period	153,261	84,409

Cash and cash equivalents, end of period	$154,839	$109,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (SEC).
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
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.
Revenue Recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers, and stocking distributors, with the majority of our revenue derived from sales to hospitals. Our products are primarily sold through a network of employee sales representatives and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the U.S. Revenues from sales to hospitals are recorded when the hospital takes title to the product, which is generally when the product is surgically implanted in a patient. We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the stocking distributor.
In 2011, we entered into a trademark license agreement (License Agreement) with KCI Medical Resources, a subsidiary of Kinetic Concepts, Inc. The License Agreement provides KCI Medical Resources with a non-transferable license to use Wright’s trademarks associated with its GRAFTJACKET® line of products in connection with the marketing and distribution of KCI Medical Resources’ soft tissue graft containment products used in the wound care field, subject to certain exceptions. License revenue is being recognized over the life of the agreement on a straight line basis.
Derivative Instruments. We account for derivative instruments and hedging activities under Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) Topic 815, Derivatives and Hedging (FASB ASC 815). Accordingly, all of our derivative instruments are recorded in the accompanying condensed consolidated balance sheets as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
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
Additionally, we entered into an interest rate swap to hedge our variable interest rate obligations. The interest rate swap has been accounted for as a cash flow hedge in accordance with FASB ASC Topic 815. See Note 6 for further disclosure on our interest rate swap.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value of Financial Instruments and Immaterial Error Correction. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of March 31, 2011 and December 31, 2010 due to their short maturities.
The carrying amount of debt outstanding pursuant to the credit agreement (the term loan) approximates fair value as interest rates on these instruments approximate current market rates.
The $29.1 million of our convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $27.8 million at March 31, 2011 based on a limited number of trades and does not necessarily represent the value at which the entire convertible note portfolio can be retired.
Pursuant to the requirements of the FASB ASC Topic 820, Fair Value Measurements and Disclosures, our financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:
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
We use a third-party provider to determine fair values of our available for sale marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify our U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. These include municipal debt securities, U.S agency debt securities, corporate debt securities, certificates of deposits and time deposits. During the three months ended March 31, 2011, we began investing in commercial paper with original maturity dates of three months or less. Our commercial paper is classified as a Level 2 and is included in our Cash and cash equivalents balance as of March 31, 2011.
During the quarter ended March 31, 2011, we corrected an immaterial error in the footnotes to our 2010 Form 10-K related to the fair value hierarchy classification of certain available for sale marketable securities. As of December 31, 2010, municipal debt securities, U.S. agency debt securities, and corporate debt securities with fair values of $897,000, $14.5 million, and $3.2 million, respectively, all of which are Level 2 fair value measurements, were incorrectly classified as Level 1 fair value measurements. The table below has been corrected to reflect the appropriate fair value hierarchy classification as of December 31, 2010. This error is not considered material to the 2010 consolidated financial statements.
As part of the acquisition of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, completed in 2010, we may be obligated to pay contingent consideration of up to $400,000 upon the achievement of certain revenue milestones. The $356,000 fair value of the contingent consideration was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. This obligation is included in current liabilities in our condensed consolidated balance sheet. Changes in the fair value of contingent consideration will be recorded in our consolidated statements of operations.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At March 31, 2011
Assets
Cash and cash equivalents	$154,839	$79,862	$74,977	$—
Available-for-sale marketable securities
Municipal debt securities	$892	$—	$892	$—
U.S. agency debt securities	8,509	—	8,509	—
Corporate debt securities	3,163	—	3,163	—
U.S. government debt securities	7,534	7,534	—	—

Total available-for-sale marketable securities	20,098	7,534	12,564	—

Held-to-maturity time deposits	4,813	—	4,813	—

Interest rate swap	243	—	243	—

	$179,993	$87,396	$92,597	$—

Liabilities
Contingent consideration	356	—	—	356

	$356	$—	$—	$356

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2010
Assets
Cash and cash equivalents	$153,261	$153,261	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$897	$—
U.S. agency debt securities	14,511	—	14,511	—
Certificates of deposits	38	—	38	—
Corporate debt securities	3,183	—	3,183
U.S. government debt securities	13,045	13,045	—	—

Total available-for-sale marketable securities	31,674	13,045	18,629	—

Held-to-maturity time deposits	4,671	—	4,671	—

	$189,606	$166,306	$23,300	$—

Liabilities
Contingent consideration	$356	$—	$—	$356

	$356	$—	$—	$356

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2. Inventories
Inventories consist of the following (in thousands):

	March 31,	December
	2011	31, 2010
Raw materials	$8,697	$8,962
Work-in-process	26,179	24,723
Finished goods	136,862	132,654

	$171,738	$166,339

3. Marketable Securities
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
As of March 31, 2011 and December 31, 2010, we had current marketable securities totaling $14.8 million and $19.2 million, respectively, consisting of investments in corporate, municipal and government bonds, certificates of deposits, and treasury bills, all of which are valued at fair value using a market approach. In addition, we had noncurrent marketable securities totaling $10.1 million and $17.2 million as of March 31, 2011 and December 31, 2010, respectively, consisting of investments in corporate, municipal, government, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At March 31, 2011
Available-for-sale marketable securities
Municipal debt securities	$890	$2	$—	$892
U.S. agency debt securities	8,500	9	—	8,509
Corporate debt securities	3,154	9	—	3,163
U.S. government debt securities	7,518	16	—	7,534

Total available-for-sale marketable securities	20,062	36	—	20,098

Held-to-maturity time deposits	4,813	—	—	4,813

Total marketable securities	$24,875	$36	$—	$24,911

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At December 31, 2010
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$—	$897
U.S. agency debt securities	14,501	11	(1)	14,511
Certificates of deposits	38	—	—	38
Corporate debt securities	3,176	7	—	3,183
U.S. government debt securities	13,027	18	—	13,045

Total available-for-sale marketable securities	31,639	36	(1)	31,674

Held-to-maturity time deposits	4,671	—	—	4,671

Total marketable securities	$36,310	$36	$(1)	$36,345

The maturities of available-for-sale and held-to-maturity debt securities at March 31, 2011 are as follows:

	Available-for-Sale		Held-to-maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value

Due in one year or less	$10,004	$10,027	$4,813	$4,813
Due after one year through two years	7,058	7,069	—	—
Due after two years	3,000	3,002	—	—

	$20,062	$20,098	$4,813	$4,813
4. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Property, plant and equipment, at cost	$335,510	$323,146
Less: Accumulated depreciation	(174,080)	(164,899)

	$161,430	$158,247

5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Capital lease obligations	$2,775	$2,799
Term loan	150,000	—
Convertible senior notes	29,111	200,000

	181,886	202,799
Less: current portion	(8,617)	(1,033)

	$173,269	$201,766

In November 2007, we issued $200 million of 2.625% Convertible Senior Notes due 2014 (“Notes”) maturing on December 1, 2014. The Notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of Notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the Notes (“Indenture”), the holders may require us to purchase for cash all or a portion of the notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
change event, a holder elects to convert its Notes, we may, under certain circumstances, increase the conversion rate for the Notes surrendered. The Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of March 31, 2011, $29.1 million aggregate principal amount of the Notes remain outstanding.
On February 10, 2011, we entered into an amended and restated revolving credit agreement (“Senior Credit Facility”). This Senior Credit Facility has revolver availability of $200 million and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million at our request and subject to the agreement of the lenders. Borrowings under the Senior Credit Facility will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the Senior Credit Facility extends through February 10, 2016. As a result of this transaction, we incurred deferred financing charges of approximately $2.9 million, which will be amortized over the term of the Senior Credit Facility.
In March 2011, to fund the purchase of the Convertible Notes, we borrowed $150 million under the delayed draw term loan (“Term Loan”) facility available under our Senior Credit Facility. The Term Loan will bear interest at a one month LIBOR rate, plus a margin based on Wright Medical’s consolidated leverage ratio as defined in the Senior Credit Facility. As of March 31, 2011, the one month LIBOR was 0.25% and the applicable margin was 1.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
In March 2011, we entered into an interest rate swap agreement which we designated as cash flow hedge of the underlying variable rate obligation on our Term Loan. We did not have any interest rate swap agreements outstanding as of December 31, 2010. See Note 6 for additional information regarding the interest rate swap agreement.
6. Derivative Instruments and Hedging Activities
We account for derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of Other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument affect earnings.
Interest Rate Hedging
On March 14, 2011, we entered into an interest rate swap intended to hedge our variable interest rate obligations with respect to a portion of the our Senior Credit Facility discussed in Note 5. This interest rate swap is a contract to exchange fixed rate payments for floating rate payments over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss.
As of March 31, 2011, we had a $150 million loan outstanding under our Senior Credit Facility and one interest rate swap with a notional amount of $50 million. Under the terms of the interest rate swap agreement, we receive interest on the $50 million notional amount based on one-month LIBOR and we pay a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015. The fair value of the interest rate swap as of March 31, 2011 was $243,000 and is classified as Other assets in our condensed consolidated balance sheet.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In accordance with ASC Topic 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the fixed rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction will be deferred as a component of Accumulated other comprehensive income (AOCI) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings. At March 31, 2011, because there was no ineffective portion of the interest rate swap, the total fair value of the asset was recorded to AOCI.
Counterparty Credit Risk
We manage our concentration of counterparty credit risk on its derivative instruments by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings on an on-going basis. Therefore, we consider the credit risk of the counterparties to be low.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet as of March 31, 2011:

Location on
	condensed		Amount of gain
	consolidated	Fair value as of	recognized in AOCI
	balance sheet	March 31, 2011	(Effective Portion)
Interest rate swap	Other assets	$243,000	$243,000
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At March 31, 2011, we had no foreign currency contracts outstanding.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2011, are as follows (in thousands):

Goodwill at December 31, 2010	$54,172
Foreign currency translation	475

Goodwill at March 31, 2011	$54,647

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2011		December 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Distribution channels	$21,970	$21,820	$20,719	$20,563
Completed technology	10,508	4,023	12,627	6,162
Licenses	5,610	2,143	5,613	2,040
Customer relationships	3,888	1,184	3,888	1,087
Trademarks	2,706	679	2,706	633
Other	2,596	1,616	2,859	1,426

	47,278	$31,465	48,412	$31,911

Less: Accumulated amortization	(31,465)		(31,911)

Intangible assets, net	$15,813		$16,501

Based on the intangible assets held at March 31, 2011, we expect to amortize approximately $2.5 million for the full year of 2011, $2.3 million in 2012, $2.0 million in 2013, $1.8 million in 2014, and $1.7 million in 2015.
8. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Total cost of share-based payment plans	$2,826	$2,924
Amounts capitalized as inventory and intangible assets	(316)	(262)
Amortization of capitalized amounts	350	343

Charged against income before income taxes	2,860	3,005
Amount of related income tax benefit	(847)	(836)

Impact to net income (loss)	$2,013	$2,169

Impact to basic earnings per share	$0.05	$0.06

Impact to diluted earnings per share	$0.05	$0.06

In the three-month period ended March 31, 2011, we granted approximately 16,000 stock options, 11,000 non-vested shares of common stock, and 4,500 restricted stock units at weighted-average fair values of $6.44, $15.42 and $16.51, respectively, which will be recognized on a straight line basis over the requisite service period of four years. As of March 31, 2011, we had approximately 3.7 million stock options (of which approximately 2.9 million were exercisable), 1.1 million non-vested shares of common stock, 13,000 stock-settled phantom stock units, and 117,000 restricted stock units outstanding.
As of March 31, 2011, we had $18 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees, which is expected to be recognized over a weighted-average period of 2.3 years.
9. Earnings Per Share
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
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted-average number of shares outstanding, basic	38,033	37,540
Common stock equivalents	294	—

Weighted-average number of shares outstanding, diluted	38,327	37,540

For the three-month period ending March 31, 2010, 283,000 common stock equivalents have been excluded from the computation of diluted net loss per share, because their effect is anti-dilutive as a result of our net loss. Additionally, the following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Stock options	3,727	3,564
Non-vested shares, restricted stock units, and stock-settled phantom stock units	103	290
Convertible debt	4,962	6,126
10. Other Comprehensive Income
The difference between our net income (loss) and our comprehensive income (loss) is attributable to foreign currency translation, unrealized gains and losses (net of taxes) on our derivative instrument, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$3,592	$(525)
Changes in foreign currency translation	2,523	(2,918)
Unrealized gain on derivative instrument, net of taxes of $95	148	—
Unrealized (loss) gain on marketable securities	(5)	46
Minimum pension liability adjustment	5	4

Comprehensive income (loss)	$6,263	$(3,393)

11. Commitments and Contingencies
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and CIA were filed as Exhibits 10.3 and 10.2, respectively, to the Company's current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to the Company's website.
As a result of the work of the independent monitor and WMT’s compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT’s parent, Wright Medical Group, Inc. (“WMGI”), WMGI and WMT have conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel. On May 4, 2011, pursuant to Paragraph 20 of the DPA, WMT provided written notice to the independent monitor and the USAO of “credible evidence of serious wrongdoing.” The same notice was also provided to OIG. The Board of WMGI also took a number of measures to enhance WMT’s compliance environment. WMT and the independent monitor continue their investigative activities pursuant to the DPA, and communications between WMT, the independent monitor, the USAO and OIG are ongoing.
On May 5, 2011, we received a letter from the United States Attorney’s Office for the District of New Jersey (USAO) pursuant to Paragraph 50 of the Deferred Prosecution Agreement (DPA) stating that the USAO believes that WMT has knowingly and willfully breached material provisions of the DPA. As required by the terms of the DPA, the letter provides WMT an opportunity to make a presentation within three weeks of receipt of the letter. WMT intends to make a presentation in response to the letter. WMT’s presentation could address whether any breach has occurred, whether any breach was knowing or willful, materiality, and whether any breach has been cured. Pursuant to the DPA, we expect that the USAO will not take any further action until consideration of WMT’s presentation.
The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to six months, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines or penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture. If not extended, our obligations under the DPA expire as of September 29, 2011, while our obligations under the CIA expire as of September 29, 2015. An estimate of the amount of any possible contingency cannot be made at this time.
In addition to the USAO and OIG, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of the settlements reflected by the DPA and the CIA. In addition, the settlement with the USAO and OIG could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
As of March 31, 2011, the trade receivable balance due from our stocking distributor in Turkey was $8.6 million, of which a significant portion is past due. We have a reserve of $5.6 million against this balance as of March 31, 2011. It is possible that the future realization of this accounts receivable balance could be more or less than the remaining unreserved balance of $3.0 million.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In addition to the stocking distributor in Turkey, our next ten largest international stocking distributors have net trade receivable balances totaling approximately $17 million as of March 31, 2011. However, it is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three month period ended March 31, 2011. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2010, which includes additional information about our critical accounting policies and practices and risk factors, and Note 11 of Part I of this report.
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
Significant Quarterly Business Developments. Net sales increased 3% in the first quarter of 2011 to $135.4 million, compared to net sales of $131.2 million in the first quarter of 2010. In the first quarter of 2011, we recorded net income of $3.6 million, compared to a net loss of $525,000 for the first quarter of 2010, primarily as a result of decreased expenses relating to ongoing governmental inquiries, and improved gross margins.
Our first quarter domestic sales remained relatively flat in 2011; however, we achieved 12% growth within our extremity line. Our domestic extremities growth is primarily attributable to higher sales volume of our foot and ankle products, in particular our INBONE™ products, our ORTHOLOC™ Polyaxial Locked Plating System, and our VALOR® Hindfoot Fusion Nail System which was launched in June 2010. Domestic sales of our biologic products decreased by 2% in the first quarter of 2011 as compared to the same period in 2010. Our domestic knee sales were flat and our domestic hip sales declined 15%, in the first quarter of 2011 as compared to the same period in 2010 due to lower levels of unit sales volume as well as lower pricing, both of which are impacted by market conditions throughout the industry.
Our international sales increased 7% to $57.4 million in the first quarter of 2011, compared to $53.5 million in the first quarter of 2010. This increase in sales in the first quarter of 2011 compared to 2010 is primarily the result of increased sales in Japan, Latin America and Australia and favorable currency exchange rates.
In January 2011, we announced the extension of our supply agreement with LifeCell Corporation, a business unit of Kinetic Concepts, Inc. (KCI) for the supply of GRAFTJACKET® Regenerative Tissue Matrix through December 2018 for orthopaedic markets. In addition, we entered into an agreement with KCI to license our GRAFTJACKET® brand to KCI for exclusive use in wound markets for an $8.5 million payment, of which $5.5 million was received during the three months ended March 31, 2011, as well as payments based on future sales of licensed products. The license will be amortized over the life of the license agreement and was not material for the quarter ended March 31, 2011. The license agreement is expected to have a negative impact on our global sales growth rate of approximately 1% to 2% in 2011 and our U.S. biologics sales growth rate of 8% to 15%. However, we expect minimal impact on our earnings results for 2011.
In February 2011, we announced that we had commenced a tender offer for any and all of our outstanding Notes. Upon expiration of the tender offer, we used the proceeds from a $150 million borrowing under the Term Loan facility available under our Senior Credit Facility and cash on hand to fund the purchase of all $170.9 million of the Notes validly tendered in the tender offer and not withdrawn prior to the expiration date. Following the closing of the tender offer, $29.1 million aggregate principal amount of the Notes remain outstanding.
Subsequent Events. On April 5, 2011, we announced that our Board of Directors elected David D. Stevens, the Chairman of our Board of Directors, as interim President and Chief Executive Officer, effective April 4, 2011. Mr. Stevens replaced Gary D. Henley, who resigned as President and Chief Executive Officer, and as a director, effective April 4, 2011. Our Board has initiated a CEO search and succession process. Mr. Stevens is not a candidate in that process, and our Board expects that Mr. Stevens will serve on an interim basis only, until that process is complete and a new President and Chief Executive Officer is selected. Mr. Stevens remains as Chairman of the Board.
Mr. Henley resigned without “Good Reason” under his Employment Agreement dated April 2, 2009, as amended. In general, we will be obligated to pay Mr. Henley accrued salary earned through April 4, 2011 and the value of accrued but untaken vacation, and to reimburse him for unreimbursed business expenses, but Mr. Henley is not entitled to severance pay under the Employment Agreement.
In addition, on April 5, 2011, we announced that Frank S. Bono, Senior Vice President and Chief Technology Officer, was terminated for cause effective April 4, 2011.
On May 4, 2011, we announced that Thomas L. McAllister was appointed interim General Counsel and Secretary, replacing Raymond C. Kolls, Senior Vice President, General Counsel and Secretary. The Board has not yet established any compensation arrangements for Mr. McAllister’s service as interim General Counsel and Secretary. Mr. Kolls resigned without “Good Reason.” Because Mr. Kolls’ resignation was without “Good Reason,” the Company has no obligations to him other than payment of accrued obligations.
In addition, Alicia M. Napoli, Vice President, Clinical & Regulatory Affairs, and Cary P. Hagan, Sr. Vice President, Commercial Operations — Europe, Middle East and Africa, also resigned from the Company without “Good Reason” effective May 3 and 4, 2011, respectively.
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
In our domestic markets, we expect that an expansion of our focused foot and ankle sales force and new product offerings will continue to favorably impact our extremities business in the remainder of 2011. We believe that our hip and knee business will be unfavorably impacted by market conditions during the remainder of the year.
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
On September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging us with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C § 1320a-7b) during the years 2002 through 2007. The USAO has the discretion to extend the term of the DPA by up to six months. The court deferred prosecution of the criminal complaint during the term of the DPA. If we comply with the provisions of the DPA, the USAO will seek dismissal of the criminal complaint.
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and CIA were filed as Exhibits 10.3 and 10.2, respectively, to the Company’s current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to the Company’s website.
As a result of the work of the independent monitor and WMT’s compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT’s parent, Wright Medical Group, Inc. (“WMGI”), WMGI and WMT have conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel. On May 4, 2011, pursuant to Paragraph 20 of the DPA, WMT provided written notice to the independent monitor and the USAO of “credible evidence of serious wrongdoing.” The same notice was also provided to OIG. The Board of WMGI also took a number of measures to enhance WMT’s compliance environment. WMT and the independent monitor continue their investigative activities pursuant to the DPA, and communications between WMT, the independent monitor, the USAO and OIG are ongoing.
On May 5, 2011, we received a letter from the United States Attorney’s Office for the District of New Jersey (USAO) pursuant to Paragraph 50 of the Deferred Prosecution Agreement (DPA) stating that the USAO believes that WMT has knowingly and willfully breached material provisions of the DPA. As required by the terms of the DPA, the letter provides WMT an opportunity to make a presentation within three weeks of receipt of the letter. WMT intends to make a presentation in response to the letter. WMT’s presentation could address whether any breach has occurred, whether any breach was knowing or willful, materiality, and whether any breach has been cured. Pursuant to the DPA, we expect that the USAO will not take any further action until consideration of WMT’s presentation.
The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA by up to six months, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines or penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture. If not extended, our obligations under the DPA expire as of September 29, 2011, while our obligations under the CIA expire as of September 29, 2015. An estimate of the amount of any possible contingency cannot be made at this time.
In addition to the USAO and OIG, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of the settlements reflected by the DPA and the CIA. In addition, the settlement with the USAO and OIG could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

Results of Operations
Comparison of three months ended March 31, 2011 to three months ended March 31, 2010
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales

Net sales	$135,386	100.0%	$131,244	100.0%
Cost of sales[1]	38,768	28.6%	40,141	30.6%

Gross profit	96,618	71.4%	91,103	69.4%
Operating expenses:
Selling, general and administrative[1]	74,825	55.3%	76,438	58.2%
Research and development[1]	9,207	6.8%	9,835	7.5%
Amortization of intangible assets	690	0.5%	649	0.5%
Restructuring charges	—	0.0%	544	0.4%

Total operating expenses	84,722	62.6%	87,466	66.6%
Operating income	11,896	8.8%	3,637	2.8%
Interest expense, net	1,835	1.4%	1,508	1.1%
Other expense, net	4,459	3.3%	132	0.1%

Income before income taxes	5,602	4.1%	1,997	1.5%
Provision for income taxes	2,010	1.5%	2,522	1.9%

Net income	$3,592	2.7%	$(525)	(0.4%)

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
		% of		% of
	2011	Sales	2010	Sales
Cost of sales	$347	0.2%	$340	0.3%
Selling, general and administrative	2,068	1.5%	2,267	1.7%
Research and development	445	0.3%	398	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended March 31,
	2011	2010	% Change
Hip products	$45,897	$46,285	(0.8%)
Knee products	32,833	32,418	1.3%
Extremity products	34,273	30,104	13.8%
Biologics products	19,307	19,792	(2.5%)
Other	3,076	2,645	16.3%

Total net sales	$135,386	$131,244	3.2%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2011 and 2010:
Product Line Sales as a Percentage of Total Net Sales
Net Sales. Overall, our net sales increased 3% in the first quarter of 2011 compared to the first quarter of 2010. We experienced continued growth in our extremity product line, which increased 14% over prior year, as well as growth of 1% in our knee line, while we experienced declines of 1% and 2% in our hip and biologics product lines, respectively. Geographically, our domestic net sales totaled $77.9 million in the first quarter of 2011 and $77.7 million in the first quarter of 2010, representing 58% and 59% of total net sales, respectively, with relatively flat growth in 2011 compared to 2010. Our international net sales totaled $57.4 million in the first quarter of 2011, compared to $53.5 million in the first quarter of 2010, representing growth of 7%. This increase is primarily a result of increased sales in Japan, Latin America, and Australia and favorable currency exchange rates.
Our extremity product line net sales increased to $34.3 million in the first quarter of 2011, representing growth of 14% over the first quarter of 2010. Domestically, extremity product sales increased 12% over the first quarter of 2010, due to higher levels of sales of our foot and ankle products and our upper extremity products. Our international extremity sales increased 21% compared to the same period in 2010 primarily due to increased sales in Canada, Japan and Germany.

Our knee product net sales increased 1% to $32.8 million in the first quarter of 2011 from $32.4 million during the same period in 2010. Domestically, knee sales were flat from the prior year as increased unit sales were offset by a decrease in pricing. International knee sales increased due to higher levels of sales in Australia and Latin America.
Our hip product net sales totaled $45.9 million during the first quarter of 2011, representing a 1% decrease from the prior year. Our domestic hip sales decreased 15% over prior year due to both decreased unit volumes and decreased pricing. Internationally, hip sales increased 9% over prior year primarily due to increased sales in Japan and Latin America.
Net sales of our biologics products totaled $19.3 million in the first quarter of 2011, representing a 2% decrease over the first quarter of 2010. In the U.S., our biologics sales decreased 2% in 2011. Sales increases in our PRO-STIM™ Osteoinductive Bone Graft Substitute, were offset by continued declines of our GRAFTJACKET® tissue repair and containment membranes. Our international biologics sales decreased in the first quarter of 2011, as compared to the same period in 2010, primarily due to decreased sales to certain of our international stocking distributors.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 30.6% in the first quarter of 2010 to 28.6% in the first quarter of 2011, due to favorable manufacturing expenses, which was partially offset by unfavorable geographic mix, as our more profitable domestic sales decreased as a percentage of total sales. Our cost of sales included 0.2 and 0.3 percentage points of non-cash, stock-based compensation expense in 2011 and 2010, respectively. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 55.3% in the first quarter of 2011, a 2.9 percentage point decrease from 58.2% in the first quarter of 2010. Selling, general and administrative expense for the first quarter of 2011 included $2.1 million of non-cash, stock based compensation expense (1.5% of net sales) and $2.2 million of costs associated with our DPA (1.6% of net sales). During the first quarter of 2010, selling, general and administrative expense included $2.3 million of non-cash, stock based compensation expense (1.7% of net sales) and $8.1 million of expenses related to U.S. government inquiries (6.1% of net sales). The decrease in selling, general and administrative expenses as a percentage of sales during the first quarter of 2011 is primarily the result of lower levels of expenses associated with U.S. government inquiries.
We anticipate that our selling, general and administrative expenses will increase in absolute dollars to the extent that additional growth in net sales results in increases in sales commissions and royalty expense associated with those sales and requires us to expand our infrastructure. Further, in the near term, we anticipate that these expenses may increase as a percentage of net sales as we make strategic investments in order to grow our business, as we incur expenses associated with our compliance with the DPA, and as our spending related to the global compliance requirements of our industry increases.
Research and Development. Our investment in research and development activities represented approximately 6.8% of net sales in the first quarter of 2011, as compared to 7.5% of net sales in the first quarter of 2010. Our research and development expenses include approximately $0.4 million (0.3% of net sales) of non-cash, stock-based compensation expense in both the first quarter of 2011 and 2010.
We anticipate that our research and development expenditures will remain relatively flat as a percentage of net sales, but will increase in absolute dollars as we continue to increase our investment in product development initiatives and clinical studies to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the first quarter of 2011 were flat compared to the same period in 2010. Based on the intangible assets held as of March 31, 2011, we expect to recognize amortization expense of approximately $2.5 million for the full year of 2011, $2.3 million in 2012, $2.0 million in 2013, $1.8 million in 2014, and $1.7 million in 2015.
Interest Expense, Net. Interest expense, net, consists of interest expense of $2.0 million during the first quarter of 2011 and $1.6 million during the first quarter of 2010, primarily from borrowings under our Convertible Senior Notes due 2014, offset by interest income $0.1 million during the first quarters of 2011 and 2010, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we realize in 2011 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. Additionally, the amount of interest expense we incur is subject to variability dependent upon the change in LIBOR rates and our consolidated leverage ratio.
Other Income, Net. Our Other income, net increased from $0.1 million in the first three months of 2010 to $4.5 million in the first three months of 2011. The increase is attributable to the recognition of approximately $4.1 million of expenses for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of all $170.9 million of the Notes validly tendered in the tender offer.
Provision for Income Taxes. We recorded tax provisions of $2.0 million and $2.5 million in the first quarter of 2011 and 2010, respectively. During the first quarter of 2011, our effective tax rate was approximately 35.9% as compared to 126.3% in the first quarter of 2010. This decrease is primarily attributable to an unfavorable 85.5 percentage point impact in the first quarter of 2010 due to the discrete tax effect of the $8.0 million charge to record management’s estimate of the monetary payment for the potential settlement of the ongoing DOJ investigation.
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of
	March 31,	As of
	2011	December 31, 2010
Cash and cash equivalents	$154,839	$153,261
Short-term marketable securities	14,840	19,152
Long-term marketable securities	10,071	17,193
Working capital	416,691	426,286
Line of credit availability	200,000	100,000
During 2010, we began investing in long-term marketable securities with maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of March 31, 2011, the weighted average maturity for these investments is 20 months.
Operating Activities. Cash provided by operating activities was $18.1 million for the first three months of 2011 as compared to $28.7 million for the first three months of 2010. The decrease in operating cash flow is primarily attributable to increased spending in working capital, primarily for inventory due to new product launches.
Investing Activities. Our capital expenditures totaled approximately $10.1 million and $11.6 million in the first three months of 2011 and 2010, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $50 million in 2011.
Additionally, in 2011, we generated proceeds of approximately $5.5 million related to the sale of a license to KCI for the exclusive use of our GRAFTJACKET® brand in wound markets.
Financing Activities. During the first three months of 2011, cash used in financing activities totaled $24.0 million compared to the first three months of 2010 when cash provided by financing activities totaled $249,000. The change is primarily attributable to the payments to fund the purchase of all $170.9 million of the Notes validly tendered in the tender offer being offset by the cash proceeds from a $150 million borrowing under the Term Loan.

During 2007, we issued $200 million of Notes, which generated net proceeds of $193.5 million. The notes pay interest semiannually at an annual rate of 2.625%. The notes are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes, which represents a conversion price of $32.65 per share.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. We will make scheduled interest payments in 2011 related to the remaining convertible notes totaling $765,000.
On February 10, 2011, we entered into the Senior Credit Facility. This Senior Credit Facility has revolver availability of $200 million and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million at our request and subject to the agreement of the lenders. Borrowings under the Senior Credit Facility will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the Senior Credit Facility extends through February 10, 2016.
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the Term Loan available under our Senior Credit Facility. The Term Loan will bear interest at a one month LIBOR rate plus a margin based on Wright Medical’s consolidated leverage ratio as defined in the Senior Credit Facility. As of March 31, 2011, the one month LIBOR was 0.25% and the applicable margin was 1.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
The payment of our indebtedness under the Senior Credit Facility is secured by pledges of 100% of the capital stock of our U.S. subsidiaries directly owned by a Loan Party and 65% of the capital stock of our material foreign subsidiaries, and is guaranteed by our material domestic subsidiaries. The Senior Credit Facility contains customary financial and non-financial covenants. Upon the occurrence of an event of default, the lenders may declare that all principal, interest and other amounts owed are immediately due and payable and may exercise any other available right or remedy. The events of default include, but are not limited to, non-payment of amounts owed, failure to perform covenants, breach of representations and warranties, institution of insolvency proceedings, entry of certain judgments, and occurrence of a change in control.
Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2007, we issued $200 million of Notes, which generated net proceeds totaling $193.5 million. In 2011, we purchased $170.9 million aggregate principal amount of the Notes outstanding, which we funded through a delayed draw term loan of $150 million under our Senior Credit Facility and cash on hand.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $154.8 million, our marketable securities balances totaling $24.9 million, our existing available credit line of $200 million, and our expected cash flow from our 2011 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2011 of approximately $50 million, and meet our contractual cash obligations in 2011.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our

Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant modifications to the policies related to our critical accounting estimates since December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our interest rate risk relates primarily to our U.S. dollar LIBOR-indexed borrowings of $150 million. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing an interest rate swap. This interest rate derivative instrument will fix the interest rate on a portion ($50 million) of our LIBOR-indexed floating-rate borrowings effective March 31, 2011.
Based on our outstanding borrowings at March 31, 2011, a 0.25% increase in interest rates would have increased interest expense on the unhedged portion of our debt by $250,000 on an annualized basis, and a decrease in rates would have an insignificant impact on interest expense due to the current low LIBOR rates.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 31% and 29% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2011 and for the year ended December 31, 2010, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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
As discussed in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances principally denominated in euros, Japanese yen, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
During the three months March 31, 2011, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 1A. RISK FACTORS.
Please see discussion in Part I, Note 11, “Commitments and Contingencies.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. [Removed and Reserved.]
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a) Exhibits.
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent.(19)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (5) as amended by First Amendment to 1999 Plan.(6)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (7)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(8)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.8*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.10*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.11*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (8)

10.12*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (8)

10.13*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (8)

10.14*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.15*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (10)

10.16*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan (11)

10.17*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (12)

10.18*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (12) as amended by Employment Contract Amendment dated as of August 2, 2010. (17)

10.19*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (14)

10.20*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.21*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey.(12)

10.22*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (15)

10.23*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (13)

10.24*	Inducement Stock Option Grant Agreement between the Registrant and Raymond C. Kolls dated May 31, 2010 (16)

Exhibit
No.	Description
10.25†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation.(20)

10.26†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (20)

10.27	Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (18)

10.28	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services (18)

10.29	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey (18)

10.30*	Employment Agreement dated as of May 3, 2011, between Wright Medical Technology, Inc. and David D. Stevens effective April 4, 2011. (21)

11	Computation of earnings per share (included in Note 9 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(9)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(10)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(12)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(13)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(14)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(15)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(16)	Incorporated by reference to our Registration Statement on Form S-8 filed June 22, 2010.

(17)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(18)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(19)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(20)	Incorporated by reference to our current report on Form 8-K filed on February 3, 2011.

(21)	Incorporated by reference to our current report on Form 8-K filed on May 5, 2011.

*	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2011
WRIGHT MEDICAL GROUP, INC.
	By:	/s/ David D. Stevens
David D. Stevens
Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.