Form 10-Q
period 2011-06-30
WRIGHT MEDICAL GROUP INC
filed 2011-07-29
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 25, 2011, there were 39,404,443 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.
SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” as defined under U.S. federal securities laws. These statements, including statements regarding potential actions by the United States Attorney’s Office for the District of New Jersey, independent monitor, Office of Inspector General and other agencies or their potential impact, reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this quarterly report, and we undertake no obligation to update such statements after this date.
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

Prosecution Agreement (“DPA”) through September 2011 (which could be extended) and the Corporate Integrity Agreement (“CIA”) through September 2015. Our failure to comply with the DPA or the CIA could expose us to significant liability including, but not limited to, extension of the term of the DPA, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines and penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture;
•	the possibility of litigation brought by shareholders, including private securities litigation and shareholder derivative suits, which, if initiated, could divert management’s attention, harm our business and/or reputation and result in significant liabilities;
•	demand for and market acceptance of our new and existing products;
•	recently enacted healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business;
•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;
•	our ability to identify business development and growth opportunities for existing or future products;
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;
•	individual, group or class action alleging products liability claims, including an increase in the number of claims during any period;
•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;
•	our ability to enforce our patent rights or patents of third parties preventing or restricting the manufacture, sale or use of affected products or technology;
•	the impact of geographic and product mix on our sales;
•	retention of our sales representatives and independent distributors;
•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;
•	our ability to realize the anticipated benefits of restructuring initiatives; and
•	any impact of the commercial and credit environment on us and our customers and suppliers.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$159,427	$153,261
Marketable securities	14,997	19,152
Accounts receivable, net	107,125	105,336
Inventories	171,544	166,339
Prepaid expenses	5,579	5,333
Deferred income taxes	32,178	32,026
Other current assets	13,550	16,143

Total current assets	504,400	497,590

Property, plant and equipment, net	164,709	158,247
Goodwill	54,837	54,172
Intangible assets, net	15,436	16,501
Marketable securities	10,838	17,193
Deferred income taxes	4,245	4,125
Other assets	6,404	7,411

Total assets	$760,869	$755,239

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$18,173	$15,862
Accrued expenses and other current liabilities	55,314	54,409
Current portion of long-term obligations	8,627	1,033

Total current liabilities	82,114	71,304

Long-term debt and capital lease obligations	171,104	201,766
Deferred income taxes	6,519	5,705
Other liabilities	12,143	5,492

Total liabilities	$271,880	$284,267

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,403,820 shares at June 30, 2011 and 39,171,501 shares at December 31, 2010	383	379
Additional paid-in capital	394,327	390,098
Accumulated other comprehensive income	26,218	22,173
Retained earnings	68,061	58,322

Total stockholders’ equity	488,989	470,972

Total liabilities and stockholders’ equity	$760,869	$755,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$132,505	$127,734	$267,891	$258,978
Cost of sales [1]	41,504	39,934	80,272	80,075

Gross profit	91,001	87,800	187,619	178,903
Operating expenses:
Selling, general and administrative [1]	70,821	67,774	145,646	144,212
Research and development [1]	7,807	9,784	17,014	19,619
Amortization of intangible assets	677	634	1,367	1,283
Restructuring charges	—	461	—	1,005

Total operating expenses	79,305	78,653	164,027	166,119

Operating income	11,696	9,147	23,592	12,784
Interest expense, net	1,475	1,510	3,310	3,018
Other expense (income), net	257	(175)	4,716	(43)

Income before income taxes	9,964	7,812	15,566	9,809
Provision for income taxes	3,817	2,965	5,827	5,487

Net income	$6,147	$4,847	$9,739	$4,322

Net income per share (Note 9):
Basic	$0.16	$0.13	$0.26	$0.11

Diluted	$0.16	$0.13	$0.25	$0.11

Weighted-average number of shares outstanding-basic	38,240	37,764	38,137	37,652

Weighted-average number of shares outstanding-diluted	39,261	37,960	38,347	37,884

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$360	$326	$707	$666
Selling, general and administrative	1,300	3,172	3,368	5,439
Research and development	(53)	610	392	1,008
The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$9,739	$4,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,238	16,970
Stock-based compensation expense	4,467	7,113
Amortization of intangible assets	1,367	1,283
Amortization of deferred financing costs	558	493
Deferred income taxes	431	(2,420)
Write off of deferred financing costs	2,926	—
Excess tax benefit from stock-based compensation arrangements	(37)	(283)
Non-cash restructuring charges	—	248
Other	(1,411)	953
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	2,130	(2,777)
Inventories	(4,819)	(1,335)
Prepaid expenses and other current assets	2,732	5,187
Accounts payable	2,124	5,093
Accrued expenses and other liabilities	(429)	11,847

Net cash provided by operating activities	39,016	46,694

Investing activities:
Capital expenditures	(23,376)	(22,377)
Acquisitions of businesses	—	(2,072)
Purchase of intangible assets	(361)	(1,001)
Sales and maturities of available-for-sale marketable securities	17,908	44,692
Investment in available-for-sale marketable securities	(7,337)	(50,307)
Proceeds from sale of assets	5,500	—

Net cash used in investing activities	(7,666)	(31,065)

Financing activities:
Issuance of common stock	271	452
Financing under factoring agreement, net	—	5
Payments of long term borrowings	(2,463)	(827)
Redemption of convertible senior notes	(170,889)	—
Proceeds from term loan borrowings	150,000	—
Payments of deferred financing costs	(2,887)	—
Excess tax benefit from stock-based compensation arrangements	37	283

Net cash used in financing activities	(25,931)	(87)

Effect of exchange rates on cash and cash equivalents	747	(631)

Net increase in cash and cash equivalents	6,166	14,911

Cash and cash equivalents, beginning of period	153,261	84,409

Cash and cash equivalents, end of period	$159,427	$99,320

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
In 2011, we entered into a trademark license agreement (License Agreement) with KCI Medical Resources, a subsidiary of Kinetic Concepts, Inc (KCI). The License Agreement provides KCI Medical Resources with a non-transferable license to use our trademarks associated with our GRAFTJACKET® line of products in connection with the marketing and distribution of KCI Medical Resources’ soft tissue graft containment products used in the wound care field, subject to certain exceptions. License revenue is being recognized over the life of the agreement on a straight line basis.
Derivative Instruments. We account for derivative instruments and hedging activities under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 815, Derivatives and Hedging (FASB ASC 815). Accordingly, all of our derivative instruments are recorded in the accompanying condensed consolidated balance sheets as either an asset or liability and are measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
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
Additionally, we entered into an interest rate swap to hedge a portion of our variable interest rate obligations. The interest rate swap has been accounted for as a cash flow hedge in accordance with FASB ASC Topic 815. See Note 6 for further disclosure on our interest rate swap.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value of Financial Instruments and Immaterial Error Correction. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of June 30, 2011 and December 31, 2010 due to their short maturities.
The carrying amount of debt outstanding pursuant to our credit facility approximates fair value as interest rates on these instruments approximate current market rates. See Note 5 for additional information regarding the credit facility.
The $29.1 million of our convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $28.2 million at June 30, 2011 based on a limited number of trades and does not necessarily represent the value at which the entire convertible note portfolio can be retired.
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
We use a third-party provider to determine fair values of our available-for-sale marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify our U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. These include municipal debt securities, U.S agency debt securities, corporate debt securities, certificates of deposits and time deposits. During the three months ended March 31, 2011, we began investing in commercial paper with original maturity dates of three months or less. Our commercial paper is classified as a Level 2 and is included in our Cash and cash equivalents balance as of June 30, 2011.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At June 30, 2011
Assets
Cash and cash equivalents	$159,427	$109,435	$49,992	$—
Available-for-sale marketable securities
Municipal debt securities	$517	$—	$517	$—
U.S. agency debt securities	3,503	—	3,503	—
Corporate debt securities	9,477	—	9,477	—
U.S. government debt securities	7,522	7,522	—	—

Total available-for-sale marketable securities	21,019	7,522	13,497	—

Held-to-maturity time deposits	4,816	—	4,816	—

	$185,262	$116,957	$68,305	$—

Liabilities
Interest rate swap	$706	$—	$706	$—
Contingent consideration	356	—	—	356

	$1,062	$—	$706	$356

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2010
Assets
Cash and cash equivalents	$153,261	$153,261	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$897	$—
U.S. agency debt securities	14,511	—	14,511	—
Certificates of deposits	38	—	38	—
Corporate debt securities	3,183	—	3,183	—
U.S. government debt securities	13,045	13,045	—	—

Total available-for-sale marketable securities	31,674	13,045	18,629	—

Held-to-maturity time deposits	4,671	—	4,671	—

	$189,606	$166,306	$23,300	$—

Liabilities
Contingent consideration	$356	$—	$—	$356

	$356	$—	$—	$356

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$9,029	$8,962
Work-in-process	24,384	24,723
Finished goods	138,131	132,654

	$171,544	$166,339

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
As of June 30, 2011 and December 31, 2010, we had current marketable securities totaling $15.0 million and $19.2 million, respectively, consisting of investments in corporate, municipal and government bonds, certificates of deposits, and treasury bills, all of which are valued at fair value using a market approach. In addition, we had noncurrent marketable securities totaling $10.8 million and $17.2 million as of June 30, 2011 and December 31, 2010, respectively, consisting of investments in corporate, municipal, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At June 30, 2011
Available-for-sale marketable securities
Municipal debt securities	$515	$2	$—	$517
U.S. agency debt securities	3,500	3	—	3,503
Corporate debt securities	9,469	10	(2)	9,477
U.S. government debt securities	7,510	12	—	7,522

Total available-for-sale marketable securities	20,994	27	(2)	21,019

Held-to-maturity time deposits	4,816	—	—	4,816

Total marketable securities	$25,810	$27	$(2)	$25,835

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

At December 31, 2010
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$—	$897
U.S. agency debt securities	14,501	11	(1)	14,511
Certificates of deposits	38	—	—	38
Corporate debt securities	3,176	7	—	3,183

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

U.S. government debt securities	13,027	18	—	13,045

Total available-for-sale marketable securities	31,639	36	(1)	31,674

Held-to-maturity time deposits	4,671	—	—	4,671

Total marketable securities	$36,310	$36	$(1)	$36,345

The maturities of available-for-sale and held-to-maturity debt securities at June 30, 2011 are as follows:

	Available-for-Sale		Held-to-maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value

Due in one year or less	$10,157	10,181	$4,816	$4,816
Due after one year through two years	9,337	9,338	—	—
Due after two years	1,500	1,500	—	—

	$20,994	21,019	$4,816	$4,816
4. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Property, plant and equipment, at cost	$348,597	$323,146
Less: Accumulated depreciation	(183,888)	(164,899)

	$164,709	$158,247

5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Capital lease obligations	$2,495	$2,799
Term loan	148,125	—
Convertible senior notes	29,111	200,000

	179,731	202,799
Less: current portion	(8,627)	(1,033)

	$171,104	$201,766

In November 2007, we issued $200 million of 2.625% Convertible Senior Notes due 2014 (Notes) maturing on December 1, 2014. The Notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of Notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the Notes (Indenture), the holders may require us to purchase for cash all or a portion of the Notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
change event, a holder elects to convert its Notes, we may, under certain circumstances, increase the conversion rate for the Notes surrendered. The Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of June 30, 2011, $29.1 million aggregate principal amount of the Notes remain outstanding.
On February 10, 2011, we entered into an amended and restated revolving credit agreement (Senior Credit Facility). The Senior Credit Facility has revolver availability of $200 million and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million at our request and subject to the agreement of the lenders. Borrowings under the Senior Credit Facility will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the Senior Credit Facility extends through February 10, 2016. As a result of this transaction, we incurred deferred financing charges of approximately $2.9 million, which will be amortized over the term of the Senior Credit Facility.
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan will bear interest at a one month LIBOR rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of June 30, 2011, the one month LIBOR was 0.19% and the applicable margin was 1.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
In March 2011, we entered into an interest rate swap agreement, which we designated as cash flow hedge of the underlying variable rate obligation on our Term Loan. We did not have any interest rate swap agreements outstanding as of December 31, 2010. See Note 6 for additional information regarding the interest rate swap agreement.
6. Derivative Instruments and Hedging Activities
We account for derivatives in accordance with FASB ASC 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of Other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument affect earnings.
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
As of June 30, 2011, we had a $148.1 million loan outstanding under our Senior Credit Facility and one interest rate swap with a notional amount of $50 million. Under the terms of the interest rate swap agreement, we receive interest on the $50 million notional amount based on one-month LIBOR and we pay a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015. The fair value of the interest rate swap as of June 30, 2011 was a liability of $706,000 and is classified as Other liabilities in our condensed consolidated balance sheet.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In accordance with FASB ASC 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the fixed rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction will be deferred as a component of Accumulated other comprehensive income (AOCI) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings. At June 30, 2011, because there was no ineffective portion of the interest rate swap, the total fair value of the liability was recorded to AOCI.
Counterparty Credit Risk
We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings on an on-going basis. Therefore, we consider the credit risk of the counterparties to be low.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet as of June 30, 2011:

	Location on condensed	Fair value as of
	consolidated balance sheet	June 30, 2011
Interest rate swap	Other liabilities	$706,000

	Amount of gain or (loss)	Amount of gain or (loss)
	recognized in AOCI during the	recognized in AOCI during the
	three months ended June 30,	six months ended June 30,
	2011	2011
	(Effective Portion)	(Effective Portion)
Interest rate swap	$(949,000)	$(706,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At June 30, 2011, we had no foreign currency contracts outstanding.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2011, are as follows (in thousands):

Goodwill at December 31, 2010	$54,172
Foreign currency translation	665

Goodwill at June 30, 2011	$54,837

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2011		December 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Indefinite life intangibles
Completed technology	$278		$278
Trademarks	1,533		1,533

Total indefinite life intangibles	1,811		1,811

Definite life intangibles
Distribution channels	22,468	22,324	20,719	20,563
Completed technology	10,249	4,300	12,349	6,162
Licenses	5,615	2,254	5,613	2,040
Customer relationships	3,888	1,282	3,888	1,087
Trademarks	1,173	724	1,173	633
Other	2,902	1,786	2,859	1,426

Total definite life intangibles	46,295	32,670	46,601	31,911

Total intangibles	48,106	$32,670	48,412	$31,911

Less: Accumulated amortization	(32,670)		(31,911)

Intangible assets, net	$15,436		$16,501

Based on the intangible assets held at June 30, 2011, we expect to amortize approximately $2.7 million for the full year of 2011, $2.4 million in 2012, $2.0 million in 2013, $1.8 million in 2014, and $1.7 million in 2015.
8. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total cost of share-based payment plans	$1,688	$4,171	$4,514	$7,095
Amounts capitalized as inventory and intangible assets	(444)	(392)	(760)	(654)
Amortization of capitalized amounts	363	329	713	672

Charged against income before income taxes	1,607	4,108	4,467	7,113
Amount of related income tax benefit	(219)	(1,314)	(1,066)	(2,150)

Impact to net income	$1,388	$2,794	$3,401	$4,963

Impact to basic earnings per share	$0.04	$0.07	$0.09	$0.13

Impact to diluted earnings per share	$0.04	$0.07	$0.09	$0.13

In the six-month period ended June 30, 2011, we granted approximately 384,000 stock options, 403,000 non-vested shares of common stock, and 66,000 restricted stock units at weighted-average fair values of $6.00, $15.59 and $15.57, respectively, which will be recognized on a straight line basis over the requisite service period, which is generally four years. As of June 30, 2011, we had approximately 3.8 million stock options (of which approximately 3.0 million were exercisable), 1.0 million non-vested shares of common stock, 7,500 stock-settled phantom stock units, and 129,000 restricted stock units outstanding.
As of June 30, 2011, we had $19 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees, which is expected to be recognized over a weighted-average period of 2.7 years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
9. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three-month period ended June 30, 2011, the convertible debt had a dilutive effect on earnings per share and we therefore included it in the dilutive share calculation. During the six-month periods ended June 30, 2011 and the three-and six-month periods ended June 30, 2010, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average number of shares outstanding, basic	38,240	37,764	38,137	37,652
Common stock equivalents	1,021	196	210	232

Weighted-average number of shares outstanding, diluted	39,261	37,960	38,347	37,884

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	3,748	3,850	3,736	3,850
Non-vested shares, restricted stock units, and stock-settled phantom stock units	513	663	524	735
Convertible debt	—	6,126	2,927	6,126

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$6,147	$4,847	$9,739	$4,322
Changes in foreign currency translation	1,954	(4,244)	4,477	(7,162)
Unrealized loss on derivative instrument, net of taxes of $370 and $95, respectively	(579)	—	(431)	—
Unrealized (loss) gain on marketable securities	(6)	45	(11)	91
Minimum pension liability adjustment	5	4	10	8

Comprehensive income (loss)	$7,521	$652	$13,784	$(2,741)

11. Commitments and Contingencies
In December 2007, we received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney’s Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed with the DOJ to resolutions of similar investigations.
On September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The USAO has the discretion to extend the term of the DPA by up to six months. The court deferred prosecution of the criminal complaint during the term of the DPA. If WMT complies with the provisions of the DPA, the USAO will seek dismissal of the criminal complaint.
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to the Company’s current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to the Company’s website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
As a result of the work of the independent monitor and WMT’s compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT’s parent, Wright Medical Group, Inc. (“WMGI”), WMGI and WMT conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel. On May 4, 2011, pursuant to Paragraph 20 of the DPA, WMT provided written notice to the independent monitor and the USAO of “credible evidence of serious wrongdoing.” The same notice was also provided to the Office of Inspector General (OIG). The Board of WMGI also took a number of measures to enhance WMT’s compliance environment. The Company and the independent monitor continue their investigative activities pursuant to the DPA, and communications between WMT and the independent monitor, the USAO and OIG are ongoing.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On May 5, 2011, we received a letter from the USAO pursuant to Paragraph 50 of the Deferred Prosecution Agreement (DPA) stating that the USAO believes that WMT has knowingly and willfully breached material provisions of the DPA. As permitted under the terms of the DPA, the Company made a presentation to the USAO within three weeks of receipt of the letter. After that presentation, there have been further communications, as well as confidential discussions with the USAO and the OIG regarding the potential resolution of certain issues relating to the DPA and the CIA.
The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines or penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture. If not extended, the DPA expires as of September 29, 2011, while the CIA expires as of September 29, 2015. An estimate of the amount of any possible contingency cannot be made at this time.
In addition to the USAO and OIG, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of the settlements reflected in the DPA and the CIA. In addition, the settlement with the USAO and OIG could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
As of June 30, 2011, the trade receivable balance due from our stocking distributor in Turkey was $8.0 million, of which a significant portion is past due. We have a reserve of $5.6 million against this balance as of June 30, 2011. It is possible that the future realization of this accounts receivable balance could be more or less than the remaining unreserved balance of $2.4 million.
In addition to the stocking distributor in Turkey, our next ten largest international stocking distributors have net trade receivable balances totaling approximately $16 million as of June 30, 2011. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three- and six- month periods ended June 30, 2011. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2010, which includes additional information about our critical accounting policies and practices and risk factors, and Note 11 of Part I of this report and Part II, Item 1.
Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture, and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow, and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip, and other joints and bones that have deteriorated or been damaged through disease or injury. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as the foot and ankle market, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications. Our extensive foot and ankle product portfolio and our approximately 200 specialized foot and ankle sales representatives have resulted in our being a recognized leader in the foot and ankle market. We have been in business for over 60 years and have built a well-known and respected brand name.
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
Significant Quarterly Business Developments. Net sales increased 4% in the second quarter of 2011 to $132.5 million, compared to net sales of $127.7 million in the second quarter of 2010. In the second quarter of 2011, we recorded net income of $6.1 million, compared to $4.8 for the second quarter of 2010 as increased expenses relating to our the Deferred Prosecution Agreement and the US governmental inquiries were offset by decreased non-cash, stock-based compensation expense and lower levels of spending on clinical studies.
Our second quarter domestic sales were down 1%, as a 7% increase in knee sales and an 8% increase in extremities sales were offset by a 13% decline in hip sales and an 11% decline in biologics sales. Our domestic knee sales continued to benefit from the success of our EVOLUTIONTM Medial-Pivot Knee System, which was launched in the third quarter of 2010. The decline in our domestic hip sales is due to lower levels of unit sales volume and lower pricing, both of which are impacted by market conditions throughout the industry.
Our international sales increased 12% to $57.2 million in the second quarter of 2011, compared to $51.3 million in the second quarter of 2010. This increase in sales in the second quarter of 2011 compared to 2010 is primarily the result of favorable currency exchange rates and increased sales in Japan and Australia.
On April 5, 2011, we announced that our Board of Directors elected David D. Stevens, the Chairman of our Board of Directors, as interim President and Chief Executive Officer, effective April 4, 2011. Mr. Stevens replaced Gary D. Henley, who resigned as President and Chief Executive Officer, and as a director, effective April 4, 2011. Our Board has initiated a Chief Executive Officer search and succession process. Mr. Stevens has asked to not be considered a candidate in that process, and our Board expects that Mr. Stevens will serve on an interim basis only, until that process is complete and a new President and Chief Executive Officer is selected. Mr. Stevens remains Chairman of the Board.
Mr. Henley resigned without “Good Reason” under his Employment Agreement dated April 2, 2009, as amended. We were obligated to pay Mr. Henley accrued salary earned through April 4, 2011 and the value of accrued but untaken vacation, and to reimburse him for unreimbursed business expenses, but Mr. Henley was not entitled to severance pay under the Employment Agreement.
In addition, on April 5, 2011, we announced that Frank S. Bono, Senior Vice President and Chief Technology Officer, was terminated for cause effective April 4, 2011.
On May 4, 2011, we announced that Thomas L. McAllister was appointed interim General Counsel and Secretary, replacing Raymond C. Kolls, Senior Vice President, General Counsel and Secretary. Mr. Kolls resigned without “Good Reason.” Because Mr. Kolls’ resignation was without “Good Reason,” the Company had no obligations to him other than payment of accrued obligations.
Alicia M. Napoli, Vice President, Clinical & Regulatory Affairs, and Cary P. Hagan, Sr. Vice President, Commercial Operations — Europe, Middle East and Africa, also resigned from the Company without “Good Reason” effective May 3 and 4, 2011, respectively. Because their resignations were without “Good Reason” we had no obligations to them other than payment of accrued obligations. Max K. Mortensen will serve as Vice President, Quality, Clinical & Regulatory Affairs, replacing Alicia M. Napoli.
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
In our domestic markets, we expect that an expansion of our focused foot and ankle sales force and new product offerings will continue to favorably impact our extremities business in the remainder of 2011. We believe that our hip and knee business will be unfavorably impacted by market conditions and price pressure during the remainder of the year.
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
In December 2007, we received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney’s Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed with the DOJ to resolutions of similar investigations.
On September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The USAO has the discretion to extend the term of the DPA by up to six months. The court deferred prosecution of the criminal complaint during the term of the DPA. If WMT complies with the provisions of the DPA, the USAO will seek dismissal of the criminal complaint.
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to the Company’s current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to the Company’s website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
As a result of the work of the independent monitor and WMT’s compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT’s parent, Wright Medical Group, Inc. (“WMGI”), WMGI and WMT conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel. On May 4, 2011, pursuant to Paragraph 20 of the DPA, WMT provided written notice to the independent monitor and the USAO of “credible evidence of serious wrongdoing.” The same notice was also provided to OIG. The Board of WMGI also took a number of measures to enhance WMT’s compliance environment. The Company and the independent monitor continue their investigative activities pursuant to the DPA, and communications between WMT and the independent monitor, the USAO and OIG are ongoing.
On May 5, 2011, we received a letter from the USAO pursuant to Paragraph 50 of the Deferred Prosecution Agreement (DPA) stating that the USAO believes that WMT has knowingly and willfully breached material provisions of the DPA. As permitted under the terms of the DPA, the Company made a presentation to the USAO within three weeks of receipt of the letter. After that presentation, there have been further communications, as well as confidential discussions with the USAO and the OIG regarding the potential resolution of certain issues relating to the DPA and the CIA.
The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines or penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture. If not extended, the DPA expires as of September 29, 2011, while the CIA expires as of September 29, 2015. An estimate of the amount of any possible contingency cannot be made at this time.
In addition to the USAO and OIG, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of the settlements reflected in the DPA and the CIA. In addition, the settlement with the USAO and OIG could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

Results of Operations
Comparison of three months ended June 30, 2011 to three months ended June 30, 2010
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales

Net sales	$132,505	100.0%	$127,734	100.0%
Cost of sales[1]	41,504	31.3%	39,934	31.3%

Gross profit	91,001	68.7%	87,800	68.7%
Operating expenses:
Selling, general and administrative[1]	70,821	53.4%	67,774	53.1%
Research and development[1]	7,807	5.9%	9,784	7.7%
Amortization of intangible assets	677	0.5%	634	0.5%
Restructuring charges	—	0.0%	461	0.4%

Total operating expenses	79,305	59.9%	78,653	61.6%
Operating income	11,696	8.8%	9,147	7.2%
Interest expense, net	1,475	1.1%	1,510	1.2%
Other expense (income), net	257	0.2%	(175)	(0.1%)

Income before income taxes	9,964	7.5%	7,812	6.1%
Provision for income taxes	3,817	2.9%	2,965	2.3%

Net income	$6,147	4.6%	$4,847	3.8%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	June 30,
		% of		% of
	2011	Sales	2010	Sales
Cost of sales	$360	0.3%	$326	0.3%
Selling, general and administrative	1,300	1.0%	3,172	2.5%
Research and development	(53)	0.0%	610	0.5%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended June 30,
	2011	2010	% Change
Hip products	$45,544	$44,177	3.1%
Knee products	33,392	31,775	5.1%
Extremity products	32,753	29,509	11.0%
Biologics products	17,929	19,838	(9.6%)
Other	2,887	2,435	18.6%

Total net sales	$132,505	$127,734	3.7%

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2011 and 2010:
Product Line Sales as a Percentage of Total Net Sales

2011	2010

Net Sales. Overall, our net sales increased 4% in the second quarter of 2011 compared to the second quarter of 2010. We experienced continued growth in our extremity product line, which increased 11% over prior year, as well as growth of 5% in our knee line and 3% in our hip line, while we experienced a decline of 10% in our biologics product line. Geographically, our domestic net sales totaled $75.4 million in the second quarter of 2011 and $76.5 million in the second quarter of 2010, representing 57% and 60% of total net sales, respectively. Our international net sales totaled $57.2 million in the second quarter of 2011, compared to $51.3 million in the second quarter of 2010, representing growth of 12%. This increase is primarily a result of favorable currency exchange rates and increased sales in Japan and Australia.
Our extremity product line net sales increased to $32.8 million in the second quarter of 2011, representing growth of 11% over the second quarter of 2010. Domestically, extremity product sales increased 8% over the second quarter of 2010, due primarily to higher levels of sales of our INBONETM products, our PRO-TOETM VO Hammertoe Fixation System, launched in the first quarter of 2011, our VALOR® Hindfoot Fusion Nail System launched in the third quarter of 2010, and our ORTHOLOC™ Polyaxial Locked Plating System. Our international extremity sales increased 22% compared to the same period in 2010 primarily due to $674,000 of favorable currency as well as increased sales in Australia and Japan.

Our hip product net sales totaled $45.5 million during the second quarter of 2011, representing a 3% increase from the prior year. Our domestic hip sales decreased 13% over prior year due to both decreased unit volumes and decreased pricing. Internationally, hip sales increased 15% over prior year primarily due to $2.7 million of favorable currency, as increased sales in Japan were mostly offset by declines in Europe and Canada.
Our knee product net sales increased 5% to $33.4 million in the second quarter of 2011 from $31.8 million during the same period in 2010. Domestically, knee sales increased 7% with increased unit sales driven by the success of our recently launched EVOLUTIONTM Medial-Pivot Knee System offset by lower pricing levels. International knee sales increased due $1.0 million of favorable currency exchange rates, which was mostly offset by declines in Canada and certain regions in Europe.
Net sales of our biologics products totaled $17.9 million in the second quarter of 2011, representing a 10% decrease over the second quarter of 2010. In the U.S., our biologics sales decreased 11% in 2011. Sales increases in our PRO-STIM™ Osteoinductive Bone Graft Substitute, were offset by continued declines of our GRAFTJACKET® tissue repair and containment membranes, a portion of which is attributable to the license agreement we entered into with KCI during the first quarter of 2011, which gives KCI the license to use our trademarks associated with our GRAFTJACKET® line of products in the wound care field, subject to certain exceptions. Our international biologics sales decreased in the second quarter of 2011, as compared to the same period in 2010, primarily due to decreased sales to certain of our international stocking distributors.
Cost of Sales. Our cost of sales as a percentage of net sales was flat at 31.3% in the second quarter of 2011 as compared to the second quarter of 2011, as favorable manufacturing expenses and currency exchange rates were offset by unfavorable pricing in our U.S. hip and knee businesses and increased provisions for excess and obsolete inventory. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in 2011 and 2010. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 53.4% in the second quarter of 2011, a 0.3 percentage point increase from 53.1% in the second quarter of 2010. Selling, general and administrative expense for the second quarter of 2011 included $1.3 million of non-cash, stock based compensation expense (1.0% of net sales) and $2.4 million of costs associated with the DPA (1.8% of net sales). During the second quarter of 2010, selling, general and administrative expense included $3.2 million of non-cash, stock based compensation expense (2.5% of net sales) and $0.6 million of expenses related to U.S. government inquiries (0.5% of net sales). The increase in selling, general and administrative expenses as a percentage of sales during the second quarter of 2011 is primarily the result of higher levels of expenses associated with the DPA as compared to prior year expenses associated with U.S. government inquiries and increased expenses associated with compliance and legal fees, partially offset by decreased non-cash, stock-based compensation expense and lower levels of expense associated with medical education.
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
Research and Development. Our investment in research and development activities represented approximately 5.9% of net sales in the second quarter of 2011, as compared to 7.7% of net sales in the second quarter of 2010. Our research and development expenses include an insignificant amount of non-cash, stock-based compensation expense in the second quarter of 2011 and $0.6 million (0.5% of net sales) in the second quarter of 2010. The decrease in research and development expense as a percentage of sales is attributable to lower levels of non-cash, stock based compensation expense and lower levels of costs associated with clinical studies.

Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the second quarter of 2011 were flat compared to the same period in 2010. Based on the intangible assets held as of June 30, 2011, we expect to recognize amortization expense of approximately $2.7 million for the full year of 2011, $2.4 million in 2012, $2.0 million in 2013, $1.8 million in 2014, and $1.7 million in 2015.
Interest Expense, Net. Interest expense, net, consists of interest expense of $1.6 million during the second quarter of 2011 and $1.6 million during the second quarter of 2010, primarily from borrowings under the Term Loan for 2011 under our Senior Credit Facility, and our Notes for 2010, offset by interest income $0.1 million during the second quarters of 2011 and 2010, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we realize in 2011 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. Additionally, the amount of interest expense we incur is subject to variability dependent upon the change in London Interbank Offered Rate (LIBOR) rates and our consolidated leverage ratio.
Other expense/(Income), Net. Other expense (income), net increased from $0.2 million of income the second quarter of 2010 to $0.3 million of expense the second three months of 2011, attributable to increased currency losses.
Provision for Income Taxes. We recorded tax provisions of $3.8 million and $3.0 million in the second quarter of 2011 and 2010, respectively. During the second quarter of 2011, our effective tax rate was approximately 38.3% as compared to 38.0% in the second quarter of 2010.
Comparison of six months ended June 30, 2011 to six months ended June 30, 2010
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales

Net sales	$267,891	100.0%	$258,978	100.0%
Cost of sales[1]	80,272	30.0%	80,075	30.9%

Gross profit	187,619	70.0%	178,903	69.1%
Operating expenses:
Selling, general and administrative[1]	145,646	54.4%	144,212	55.7%
Research and development[1]	17,014	6.4%	19,619	7.6%
Amortization of intangible assets	1,367	0.5%	1,283	0.5%
Restructuring charges	—	0.0%	1,005	0.4%

Total operating expenses	164,027	61.2%	166,119	64.1%
Operating income	23,592	8.8%	12,784	4.9%
Interest expense, net	3,310	1.2%	3,018	1.2%
Other expense (income), net	4,716	1.8%	(43)	(0.0%)

Income before income taxes	15,566	5.8%	9,809	3.8%
Provision for income taxes	5,827	2.2%	5,487	2.1%

Net income	$9,739	3.6%	$4,322	1.7%

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Six Months Ended
	June 30,
		% of		% of
	2011	Sales	2010	Sales
Cost of sales	$707	0.3%	$666	0.3%
Selling, general and administrative	3,368	1.3%	5,439	2.1%
Research and development	392	0.1%	1,008	0.4%
The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended June 30,
	2011	2010	%Change
Hip products	$91,441	$90,462	1.1%
Knee products	66,225	64,193	3.2%
Extremity products	67,026	59,613	12.4%
Biologics products	37,236	39,630	(6.0%)
Other	5,963	5,080	17.4%

Total net sales	$267,891	$258,978	3.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2011 and 2010:
Product Line Sales as a Percentage of Total Net Sales

2011	2010

Net Sales. Net sales totaled $267.9 million during the first six months of 2011, representing a 3% increase over the first six months in the prior year. The increase in net sales is primarily attributable to 12% growth in our extremity product line, 3% growth in our knee product line and a favorable currency impact of $6.6 million. Specifically, the increase in our extremities product line can be attributed to our INBONETM products, our PRO-TOETM VO Hammertoe Fixation System, our ORTHOLOCTM Polyaxial Locked Plating System, and our VALOR® Hindfoot Fusion Nail System.

In the first six months of 2011, domestic net sales decreased by 1% to $153.3 million, or 57% of total net sales. International sales totaled $114.6 million, including the aforementioned favorable currency impact of $6.6 million, representing an increase of 9% over the first six months in the prior year. This increase is attributable to growth in Japan, Latin America, and Australia, as well as the favorable currency impact.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 30.9% in the first six months of 2010 to 30.0% in the first six months of 2011. This decrease is primarily attributable to favorable manufacturing expenses and favorable currency exchange rates, which were partially offset by unfavorable geographic mix and unfavorable pricing in our U.S. hip and knee businesses.
Operating Expenses. As a percentage of net sales, our operating expenses were 61.2% in the first six months of 2011 compared to 64.1% in the first six months of 2010. Decreased expenses related to our DPA and U.S. governmental inquiries, primarily as a result of the estimated $8 million settlement of the DOJ investigation recorded in the first half of 2010, and lower levels of stock-based expense were partially offset by enhancements to our ongoing global compliance program.
Other Expense (Income), Net. Other expense (income), net includes approximately $4.1 million of expenses in 2011 for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of $170.9 million aggregate principal amount of the Notes validly tendered in the tender offer, which expired March 11, 2011.
Provision for Income Taxes. We recorded tax provisions of $5.8 million and $5.5 million in the first six months of 2011 and 2010, respectively. During the first six months of 2011, our effective tax rate was approximately 37.4% as compared to 55.9% in the first six months of 2010. This decrease is primarily attributable to the 2010 unfavorable 16.7 percentage point impact for the discrete tax effect of the $8.0 million charge to record management’s estimate of the monetary payment for the potential settlement of the ongoing DOJ investigation.
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of	As of
	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$159,427	$153,261
Short-term marketable securities	14,997	19,152
Long-term marketable securities	10,838	17,193
Working capital	422,286	426,286
Line of credit availability	200,000	100,000
During 2010, we began investing in long-term marketable securities with maturity dates ranging from 14 to 26 months, consisting of investments in government, agency, and corporate bonds. As of June 30, 2011, the weighted average maturity for these investments is 16 months.
Operating Activities. Cash provided by operating activities was $39 million for the first six months of 2011 as compared to $47 million for the first six months of 2010, as increased profitability was offset by unfavorable working capital changes.

Investing Activities. Our capital expenditures totaled approximately $23 million and $22 million in the first six months of 2011 and 2010, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $50 million in 2011.
Additionally, in 2011, we received cash proceeds of approximately $5.5 million related to the sale of a license to KCI for the exclusive use of our GRAFTJACKET® brand in wound markets.
Financing Activities. During the first six months of 2011, cash used in financing activities totaled $26 million compared to the first six months of 2010 when cash provided by financing activities totaled $87,000. The change is primarily attributable to the payments to fund the purchase of all $170.9 million of the Notes validly tendered in the tender offer being offset by the cash proceeds from a $150 million borrowing under the Term Loan.
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
On February 10, 2011, we entered into the Senior Credit Facility. The Senior Credit Facility has revolver availability of $200 million and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million at our request and subject to the agreement of the lenders. Borrowings under the Senior Credit Facility will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the Senior Credit Facility extends through February 10, 2016.
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the Term Loan available under the Senior Credit Facility. The Term Loan will bear interest at a one month LIBOR rate plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of June 30, 2011, the one month LIBOR was 0.19% and the applicable margin was 1.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
The payment of our indebtedness under the Senior Credit Facility is secured by pledges of 100% of the capital stock of our U.S. subsidiaries and 65% of the capital stock of our material foreign subsidiaries, and is guaranteed by our material domestic subsidiaries. The Senior Credit Facility contains customary financial and non-financial covenants. Upon the occurrence of an event of default, the lenders may declare that all principal, interest and other amounts owed are immediately due and payable and may exercise any other available right or remedy. The events of default include, but are not limited to, non-payment of amounts owed, failure to perform covenants, breach of representations and warranties, institution of insolvency proceedings, entry of certain judgments, and occurrence of a change in control.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $159.4 million, our marketable securities balances totaling $25.8 million, our existing available credit line of $200 million, and our expected cash flow from our 2011 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2011 of approximately $50 million, and meet our contractual cash obligations in 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our interest rate risk relates primarily to our U.S. dollar LIBOR-indexed borrowings of $148.1 million. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing an interest rate swap. This interest rate derivative instrument will fix the interest rate on a portion ($50 million) of our LIBOR-indexed floating-rate borrowings effective June 30, 2011.
Based on our outstanding borrowings at June 30, 2011, a 0.25% increase in interest rates would have increased interest expense on the unhedged portion of our debt by $245,000 on an annualized basis, and a decrease in rates would have an insignificant impact on interest expense due to the current low LIBOR rates.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 31% and 29% of our total net sales were denominated in foreign currencies during the three months ended June 30, 2011 and for the year ended December 31, 2010, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
During the three months June 30, 2011, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2011, the FDA issued Section 522 Orders to manufacturers of metal-on-metal hip products, including us, requiring postmarket surveillance to be conducted for all products that can be used in a metal-on-metal application for patients. These orders require the manufacturers to submit their plans for postmarket surveillance to the FDA for approval. We submitted our summary protocol to the FDA in late May and are awaiting their response. While we believe we have data that proves the efficacy and safety of our metal-on-metal hip products, we cannot predict the outcome of an industry-wide postmarket surveillance.
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
Potential shareholder litigation may result in financial losses or harm our reputation and may divert management resources.
Although, to the Company’s knowledge, no shareholder complaints have been filed, it is possible that litigation could be brought by shareholders, including private securities litigation and shareholder derivative suits, if initiated, could divert management’s attention, harm our business and/or reputation, and result in significant liabilities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. [Removed and Reserved.]
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a)	Exhibits.
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

10.1	Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent.(19)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (5) as amended by First Amendment to 1999 Plan.(6)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan).(7)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(8)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.8*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.10*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.11*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (8)

10.12*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (8)

10.13*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (8)

10.14*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.15*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (10)

10.16*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (11)

10.17*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (12)

10.18*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (12) as amended by Employment Contract Amendment dated as of August 2, 2010. (17)

10.19*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (14)

10.20*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.21*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey.(12)

10.22*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (15)

10.23*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (13)

10.24*	Inducement Stock Option Grant Agreement between the Registrant and Raymond C. Kolls dated May 31, 2010. (16)

Exhibit
No.	Description
10.25†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation.(20)

10.26†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (20)

10.27	Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (18)

10.28	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (18)

10.29	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey. (18)

10.30*	Employment Agreement dated as of May 3, 2011, between Wright Medical Technology, Inc. and David D. Stevens effective April 4, 2011. (21)

11	Computation of earnings per share (included in Note 9 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(9)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(10)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(12)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(13)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(14)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(15)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(16)	Incorporated by reference to our Registration Statement on Form S-8 filed June 22, 2010.

(17)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(18)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(19)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(20)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011.

(21)	Incorporated by reference to our current report on Form 8-K filed on May 5, 2011.

*	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2011

WRIGHT MEDICAL GROUP, INC.
By:	/s/ David D. Stevens
David D. Stevens
Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.