Form 10-Q
period 2011-09-30
WRIGHT MEDICAL GROUP INC
filed 2011-11-02
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 27, 2011, there were 39,326,861 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT
This quarterly report contains “forward-looking statements” as defined under U.S. federal securities laws, including statements regarding potential actions by the United States Attorney’s Office for the District of New Jersey, independent monitor, Office of Inspector General and other agencies or their potential impact. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. The readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this quarterly report, and we undertake no obligation to update such statements after this date.
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

•
the impact of any such future actions of the FDA or any other regulatory body or government authority on our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, and the impact of such settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, including our compliance with the Deferred Prosecution Agreement (“DPA”) through September 2012 and the Corporate Integrity Agreement (“CIA”) through September 2015. Our failure to comply with the DPA or the CIA could expose us to significant liability including, but not limited to, extension of the term of the DPA, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines or penalties, and additional litigation cost and expense. In addition, a breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture;

•
the possibility of litigation brought by stockholders, including private securities litigation and stockholder derivative suits, which, if initiated, could divert management’s attention, harm our business and/or reputation and result in significant liabilities;

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

•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	our ability to identify business development and growth opportunities for existing or future products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	individual, group or class action alleging products liability claims, including an increase in the number of claims during any period;

•	our ability to enforce our patent rights or patents of third parties preventing or restricting the manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on our sales;

•	retention of our sales representatives and independent distributors;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	our ability to realize the anticipated benefits of restructuring initiatives;

•	any impact of the commercial and credit environment on us and our customers and suppliers; and

•
the implementation of our new compliance enhancements, including the duration and severity of delays related to medical education, research and development and clinical studies, and the impact of any such delays on our relationships with customers.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2011	December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$156,141	$153,261
Marketable securities	15,740	19,152
Accounts receivable, net	97,328	105,336
Inventories	171,690	166,339
Prepaid expenses	8,039	5,333
Deferred income taxes	32,097	32,026
Other current assets	21,933	16,143
Total current assets	502,968	497,590
Property, plant and equipment, net	163,361	158,247
Goodwill	54,192	54,172
Intangible assets, net	16,064	16,501
Marketable securities	6,989	17,193
Deferred income taxes	4,247	4,125
Other assets	5,747	7,411
Total assets	$753,568	$755,239
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$17,001	$15,862
Accrued expenses and other current liabilities	65,027	54,409
Current portion of long-term obligations	8,550	1,033
Total current liabilities	90,578	71,304
Long-term debt and capital lease obligations	168,975	201,766
Deferred income taxes	4,488	5,705
Other liabilities	20,838	5,492
Total liabilities	$284,879	$284,267
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,324,406 shares at September 30, 2011 and 39,171,501 shares at December 31, 2010	384	379
Additional paid-in capital	394,423	390,098
Accumulated other comprehensive income	21,866	22,173
Retained earnings	52,016	58,322
Total stockholders’ equity	468,689	470,972
Total liabilities and stockholders’ equity	$753,568	$755,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$118,184	$121,708	$386,075	$380,686
Cost of sales [1]	36,185	37,989	116,457	118,064
Cost of sales - restructuring	1,900	—	1,900	—
Gross profit	80,099	83,719	267,718	262,622
Operating expenses:
Selling, general and administrative [1]	83,581	64,877	229,227	209,089
Research and development [1]	6,769	8,779	23,783	28,398
Amortization of intangible assets	721	708	2,088	1,991
Restructuring charges	12,132	134	12,132	1,139
Total operating expenses	103,203	74,498	267,230	240,617
Operating (loss) income	(23,104)	9,221	488	22,005
Interest expense, net	1,464	1,532	4,774	4,550
Other expense, net	59	313	4,775	270
(Loss) income before income taxes	(24,627)	7,376	(9,061)	17,185
(Benefit) provision for income taxes	(8,582)	2,726	(2,755)	8,213
Net (loss) income	$(16,045)	$4,650	$(6,306)	$8,972
Net (loss) income per share (Note 9):
Basic	$(0.42)	$0.12	$(0.16)	$0.24
Diluted	$(0.42)	$0.12	$(0.16)	$0.24
Weighted-average number of shares outstanding-basic	38,406	37,935	38,228	37,748
Weighted-average number of shares outstanding-diluted	38,406	38,011	38,228	37,923

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$356	$314	$1,063	$980
Selling, general and administrative	1,715	2,261	5,083	7,700
Research and development	150	492	542	1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net (loss) income	$(6,306)	$8,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,214	26,073
Stock-based compensation expense	6,688	10,180
Amortization of intangible assets	2,088	1,991
Amortization of deferred financing costs	768	777
Deferred income taxes	(3,333)	(3,470)
Write off of deferred financing costs	2,926	—
Excess tax benefit from stock-based compensation arrangements	(40)	(288)
Non-cash restructuring charges	4,090	246
Other	(1,125)	1,170
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	10,349	3,384
Inventories	(7,599)	(2,736)
Prepaid expenses and other current assets	(8,020)	2,527
Accounts payable	1,079	2,949
Accrued expenses and other liabilities	18,007	8,221
Net cash provided by operating activities	48,786	59,996
Investing activities:
Capital expenditures	(35,198)	(35,950)
Acquisitions of businesses	—	(2,072)
Purchase of intangible assets	(1,624)	(1,598)
Maturities of held-to-maturity marketable securities	4,748	—
Investment in held-to-maturity marketable securities	—	(4,674)
Sales and maturities of available-for-sale marketable securities	31,909	104,049
Investment in available-for-sale marketable securities	(23,093)	(81,067)
Proceeds from sale of assets	5,500	—
Net cash used in investing activities	(17,758)	(21,312)
Financing activities:
Issuance of common stock	338	461
Financing under factoring agreement, net	—	5
Payments of long term borrowings	(4,610)	(968)
Redemption of convertible senior notes	(170,889)	—
Proceeds from term loan borrowings	150,000	—
Payments of deferred financing costs	(2,887)	—
Excess tax benefit from stock-based compensation arrangements	40	288
Net cash used in financing activities	(28,008)	(214)
Effect of exchange rates on cash and cash equivalents	(140)	291
Net increase in cash and cash equivalents	2,880	38,761
Cash and cash equivalents, beginning of period	153,261	84,409
Cash and cash equivalents, end of period	$156,141	$123,170

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
In the third quarter of 2011, as a result of an increase in the number of claims associated with fractures of our long PROFEMUR® titanium modular necks in North America and an increase in the monetary amount of those claims, management recorded a provision for current and future claims associated with fractures of this product. See Note 12 for further description of this provision.
Future revisions in our estimates of these provisions could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate.
We are also involved in legal proceedings involving other product liability claims and contract, patent protection and other matters. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss can be developed.
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
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of September 30, 2011 and December 31, 2010 due to their short maturities.
The carrying amount of debt outstanding pursuant to our credit facility approximates fair value as interest rates on these instruments approximate current market rates. See Note 5 for additional information regarding the credit facility.
The $29.1 million of our convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $27 million at September 30, 2011 based on a limited number of trades and does not necessarily represent the value at which the entire convertible note portfolio can be retired.
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
We use a third-party provider to determine fair values of our available-for-sale marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify our U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. These include municipal debt securities, U.S agency debt securities, corporate debt securities, certificates of deposits and time deposits. During the three months ended March 31, 2011, we began investing in commercial paper with original maturity dates of three months or less. Our commercial paper is classified as a Level 2 and is included in our Cash and cash equivalents balance as of September 30, 2011.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2011
Assets
Cash and cash equivalents	$156,141	$137,967	$18,174	$—
Available-for-sale marketable securities
Municipal debt securities	$513	$—	$513	$—
U.S. agency debt securities	2,498	—	2,498	—
Corporate debt securities	14,711	—	14,711	—
U.S. government debt securities	5,007	5,007	—	—
Total available-for-sale marketable securities	22,729	5,007	17,722	—
	$178,870	$142,974	$35,896	$—
Liabilities
Interest rate swap	$1,725	$—	$1,725	$—
Contingent consideration	356	—	—	356
	$2,081	$—	$1,725	$356

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2010
Assets
Cash and cash equivalents	$153,261	$153,261	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$897	$—
U.S. agency debt securities	14,511	—	14,511	—
Certificates of deposits	38	—	38	—
Corporate debt securities	3,183	—	3,183	—
U.S. government debt securities	13,045	13,045	—	—
Total available-for-sale marketable securities	31,674	13,045	18,629	—
Held-to-maturity time deposits	4,671	—	4,671	—
	$189,606	$166,306	$23,300	$—
Liabilities
Contingent consideration	$356	$—	$—	$356
	$356	$—	$—	$356
Impact of Recently Issued Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-08, Testing Goodwill for Impairment (Topic 350), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  We will adopt the new authoritative guidance in the fourth quarter of 2011 in connection with our annual impairment test.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2. Inventories
Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$9,093	$8,962
Work-in-process	24,542	24,723
Finished goods	138,055	132,654
	$171,690	$166,339

3. Marketable Securities
We have historically invested in treasury bills, government and agency bonds, and certificates of deposit with maturity dates of less than 12 months. Our investments in these marketable securities are classified as available-for-sale securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income. In the third quarter of 2010, we invested in a bank deposit with an initial maturity date of 12 months. Upon maturity, the investment was extended for 30 days. This investment, which was classified as held-to-maturity at December 31, 2010 and reclassified to cash equivalents at September 30, 2011, is carried at its amortized cost. Marketable securities are classified as short-term for those expected to mature or be sold within 12 months and the remaining portion is classified as long-term. The cost of investment securities sold is determined by the specific identification method.
As of September 30, 2011 and December 31, 2010, we had current marketable securities totaling $15.7 million and $19.2 million, respectively, consisting of investments in corporate, municipal and government bonds, certificates of deposits, and treasury bills, all of which are valued at fair value using a market approach. In addition, we had noncurrent marketable securities totaling $7.0 million and $17.2 million as of September 30, 2011 and December 31, 2010, respectively, consisting of investments in corporate, municipal, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At September 30, 2011
Available-for-sale marketable securities
Municipal debt securities	$511	$2	$—	$513
U.S. agency debt securities	2,501	—	(3)	2,498
Corporate debt securities	14,710	1	—	14,711
U.S. government debt securities	5,002	5	—	5,007
Total available-for-sale marketable securities	$22,724	$8	$(3)	$22,729

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2010
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$—	$897
U.S. agency debt securities	14,501	11	(1)	14,511
Certificates of deposits	38	—	—	38
Corporate debt securities	3,176	7	—	3,183
U.S. government debt securities	13,027	18	—	13,045
Total available-for-sale marketable securities	31,639	36	(1)	31,674
Held-to-maturity time deposits	4,671	—	—	4,671
Total marketable securities	$36,310	$36	$(1)	$36,345

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The maturities of available-for-sale securities at September 30, 2011 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$15,735	$15,740
Due after one year through two years	6,989	6,989
	$22,724	$22,729

4. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Property, plant and equipment, at cost	$352,774	$323,146
Less: Accumulated depreciation	(189,413)	(164,899)
	$163,361	$158,247

5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Capital lease obligations	$2,164	$2,799
Term loan	146,250	—
Convertible senior notes	29,111	200,000
	177,525	202,799
Less: current portion	(8,550)	(1,033)
	$168,975	$201,766

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
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of September 30, 2011, $29.1 million aggregate principal amount of the Notes remain outstanding.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the Senior Credit Facility extends through February 10, 2016. As a result of this transaction, we incurred deferred financing charges of approximately $2.9 million, which will be amortized over the term of the Senior Credit Facility.
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month London Interbank Offered Rate (LIBOR) rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of September 30, 2011, the one month LIBOR was 0.24% and the applicable margin was 1.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
In March 2011, we entered into an interest rate swap agreement, which we designated as cash flow hedge of the underlying variable rate obligation on our Term Loan. We did not have any interest rate swap agreements outstanding as of December 31, 2010. See Note 6 for additional information regarding the interest rate swap agreement.

6. Derivative Instruments and Hedging Activities
We account for derivatives in accordance with FASB ASC 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in stockholders’ equity as a component of Other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument affect earnings.
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
As of September 30, 2011, we had a $146.3 million loan outstanding under our Senior Credit Facility and one interest rate swap with a notional amount of $50 million. Under the terms of the interest rate swap agreement, we receive interest on the $50 million notional amount based on one-month LIBOR and we pay a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015. The fair value of the interest rate swap as of September 30, 2011 was a liability of $1.7 million and is recorded within "Other liabilities" in our condensed consolidated balance sheet.
In accordance with FASB ASC 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the fixed rate borrowing, as well as our risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction will be deferred as a component of Accumulated other comprehensive income (AOCI) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings. At September 30, 2011, because there was no ineffective portion of the interest rate swap, the total fair value of the liability was recorded to AOCI.
Counterparty Credit Risk
We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings on an on-going basis. Therefore, we consider the credit risk of the counterparties to be low.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet as of September 30, 2011:

	Location on condensed consolidated balance sheet	September 30, 2011
Interest rate swap	Other liabilities	$(1,725,000)

	Amount of gain or (loss) recognized in AOCI during the three months ended September 30, 2011 (Effective Portion)	Amount of gain or (loss) recognized in AOCI during the nine months ended September 30, 2011 (Effective Portion)
Interest rate swap	$(1,019,000)	$(1,725,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At September 30, 2011, we had no foreign currency contracts outstanding.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2011, are as follows (in thousands):

Goodwill at December 31, 2010	$54,172
Foreign currency translation	20
Goodwill at September 30, 2011	$54,192

The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
Completed technology	$278		$278
Trademarks	1,533		1,533
Total indefinite life intangibles	1,811		1,811

Definite life intangibles
Distribution channels	21,774	20,678	20,719	20,563
Completed technology	9,182	4,164	12,349	6,162
Licenses	5,722	2,369	5,613	2,040
Customer relationships	3,888	1,379	3,888	1,087
Trademarks	1,336	765	1,173	633
Other	3,401	1,695	2,859	1,426
Total definite life intangibles	45,303	$31,050	46,601	$31,911

Total intangibles	47,114		48,412
Less: Accumulated amortization	(31,050)		(31,911)
Intangible assets, net	$16,064		$16,501

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Based on the intangible assets held at September 30, 2011, we expect to amortize approximately $2.8 million for the full year of 2011, $2.5 million in 2012, $2.2 million in 2013, $2.0 million in 2014, and $1.9 million in 2015.

8. Stock-Based Compensation
Amounts recognized within the condensed consolidated financial statements are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total cost of stock-based payment plans	$2,178	$3,121	$6,692	$10,216
Amounts capitalized as inventory and intangible assets	(316)	(371)	(1,076)	(1,025)
Amortization of capitalized amounts	359	317	1,072	989
Charged against income before income taxes	2,221	3,067	6,688	10,180
Amount of related income tax benefit	(744)	(1,116)	(2,093)	(3,266)
Impact to net income	$1,477	$1,951	$4,595	$6,914
Impact to basic earnings per share	$0.04	$0.05	$0.12	$0.18
Impact to diluted earnings per share	$0.04	$0.05	$0.12	$0.18

In the nine-month period ended September 30, 2011, we granted approximately 1.0 million stock options, 403,000 non-vested shares of common stock, and 108,000 restricted stock units at weighted-average fair values of $5.46, $15.59 and $9.51, respectively, which will be recognized on a straight line basis over the requisite service period, which is generally four years. Of the 1.0 million stock options granted in the nine-month period ended September 30, 2011, 610,000 were granted as an inducement grant and will be recognized over a three-year service period. As of September 30, 2011, we had approximately 3.7 million stock options (of which approximately 2.4 million were exercisable), 912,000 non-vested shares of common stock, 7,000 stock-settled phantom stock units, and 152,000 restricted stock units outstanding.
As of September 30, 2011, we had $17.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees, which is expected to be recognized over a weighted-average period of 2.57 years.

9. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. In addition, approximately 130,000 and 149,000 other common stock equivalents have been excluded from the computation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2011, because their effect is anti-dilutive as a result of our net loss.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average number of shares outstanding, basic	38,406	37,935	38,228	37,748
Common stock equivalents	—	76	—	175
Weighted-average number of shares outstanding, diluted	38,406	38,011	38,228	37,923

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	3,651	3,943	3,635	3,856
Non-vested shares, restricted stock units, and stock-settled phantom stock units	279	626	506	687
Convertible debt	891	6,126	2,249	6,126

10. Other Comprehensive Income
The difference between our net (loss) income and our comprehensive (loss) income is attributable to foreign currency translation, unrealized gains and losses (net of taxes) on our derivative instrument, unrealized gains and losses on our available-for-sale marketable securities, and adjustments related to our minimum pension liability in Japan. The following table provides a reconciliation of net (loss) income to comprehensive (loss) income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(16,045)	$4,650	$(6,306)	$8,972
Changes in foreign currency translation	(3,713)	6,728	764	(434)
Unrealized loss on derivative instrument, net of taxes of $397 and $672, respectively	(622)	—	(1,053)	—
Unrealized (loss) gain on marketable securities	(22)	16	(33)	107
Minimum pension liability adjustment	5	5	15	13
Comprehensive (loss) income	$(20,397)	$11,399	$(6,613)	$8,658

11. Restructuring

On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%.

Management estimates that the pre-tax restructuring charges will total approximately $25 million to $30 million. We expect to record the majority of these charges by the end of 2011, with some additional charges to be recorded during the first half of 2012.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

These charges consist of the following estimates:

•	$9 million to $11 million of severance and other termination benefits;

•	$7 million to $8 million of contract terminations;

•	$3 million to $4 million of non-cash asset impairment charges;

•	$3 million to $4 million of excess and obsolete inventory;

•	$3 million of other cash and non-cash charges.

Charges associated with the restructuring recognized during the three month periods ended September 30, 2011, are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our condensed consolidated statement of operations, with the exception of the excess and obsolete inventory charges, which were recognized within "Cost of sales - restructuring".

(in thousands)	Three Months Ended
September 30, 2011
Severance and other termination benefits	$5,276
Contract terminations	4,484
Non-cash asset impairment charges	2,190
Excess and obsolete charges	1,900
Legal and professional fees	163
Other	19
Total restructuring charges	$14,032

Activity in the restructuring liability for the three months ended September 30, 2011, is presented in the following table (in thousands):

Beginning balance	$—
Charges:
Severance and other termination benefits	5,276
Contract terminations	4,484
Legal and professional fees	163
Other	19
Total Charges	9,942

Payments:
Severance and other termination benefits	(637)
Contract terminations	(3,399)
Legal and professional fees	—
Other	—
Total Payments	(4,036)

Changes in foreign currency translation	(98)
Restructuring liability at September 30, 2011	$5,808

12. Commitments and Contingencies
Government Investigations
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
On September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT), entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The court deferred prosecution of the criminal complaint during the term of the DPA and the USAO agreed that if WMT complied with the DPA's provisions, the USAO would seek dismissal of the criminal complaint.
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG). Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to our website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
As a result of the work of the independent monitor and WMT’s compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT’s parent, Wright Medical Group, Inc. (WMGI), WMGI and WMT conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel. On May 4, 2011, pursuant to Paragraph 20 of the DPA, WMT provided written notice to the independent monitor and the USAO of “credible evidence of serious wrongdoing.” The same notice was also provided to the OIG. The Board of WMGI had also taken a number of measures to enhance WMT’s compliance environment.
On May 5, 2011, we received a letter from the USAO pursuant to Paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO has agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG has informed WMT that it has no present intention, based on the information now known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
The Company and the independent monitor continue their investigative activities pursuant to the DPA, and communications amongst WMT and the independent monitor, and governmental agencies are ongoing. We are unable to predict the ultimate outcome of these activities.
The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines or penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture.
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
Product Liability
Claims for personal injury have been made against us associated with fractures of our PROFEMUR® titanium modular neck product.  The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2010, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

as part of our standard product liability accruals on a case-by-case basis. However, during the third quarter of 2011, as a result of an increase in the number and monetary amount of claims, management determined an estimate of our liability to patients in North America who have previously required a revision following a fracture of a long PROFEMUR® titanium modular neck, or may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $19 million to $29 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $18.6 million, which represents the low-end of our estimated aggregate range of loss. We have classified $10.6 million of this liability as current in “Accrued expenses and other current liabilities” and $8.0 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years. We maintain insurance coverage that limits our self-insured risk per policy year, and have recorded an estimate of the probable recovery of approximately $3.6 million related to open claims within “Other current assets” on our condensed consolidated balance sheet. As a result of the estimated insurance proceeds and the amount we had previously recorded under our historical product liability accrual methodology, we recorded a total provision of $13.2 million within "Selling, general and administrative expenses" on our condensed consolidated statements of operations for the three months ended September 30, 2011.
We rely on significant estimates in determining our estimated liability for these claims, including the number of claims that we will receive and the amount we will pay per claim. The actual number of claims that we receive and the amount we pay per claim may differ from our estimates. These differences could result in further changes to our estimated liability, the impact of which cannot be estimated.
Other
We have received claims from certain former executive employees, as well as claims from health care professionals following the termination of certain contractual arrangements.  These matters are in the early stages of evaluation and management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of September 30, 2011.
As of September 30, 2011, the trade receivable balance due from our stocking distributor in Turkey was $7.0 million, of which a significant portion is past due. We have a reserve of $5.6 million against this balance as of September 30, 2011. It is possible that the future realization of this accounts receivable balance could be more or less than the remaining unreserved balance of $1.4 million.
In addition to the stocking distributor in Turkey, our next ten largest international stocking distributors have net trade receivable balances totaling approximately $15 million as of September 30, 2011. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.

13. Subsequent Events
In October 2011, we signed an asset purchase agreement for the purchase of the patented CCI® Evolution Mobile Bearing Total Ankle Replacement system, for approximately $5.2 million with Van Straten Medical B.V. We anticipate that we will record approximately $0.8 million of incremental annual amortization expense for the intangible assets recorded for the asset purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three- and nine- month periods ended September 30, 2011. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2010, which includes additional information about our critical accounting policies and practices and risk factors, and Note 12 of Part I of this report and Part II, Item 1.
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
Significant Quarterly Business Developments. Net sales decreased 3% in the third quarter of 2011 to $118.2 million, compared to net sales of $121.7 million in the third quarter of 2010. In the third quarter of 2011, we recorded a net loss of $16.0 million, a $20.7 million decrease compared to net income of $4.7 million for the third quarter of 2010, due primarily to the recognition of management's estimate of our liability for previous and estimated future fractures of our Profemur® titanium long modular necks in North America, charges associated with our previously announced cost restructuring plan, and increased expenses associated with our Deferred Prosecution Agreement and the U.S. governmental inquiries.
Our third quarter domestic sales were down 7%, as a 5% increase in extremities sales was offset by a 20% decline in biologics sales, a 14% decline in hip sales and a 7% decline in knee sales. Our U.S. sales were negatively affected by distributor transitions and challenges associated with implementing enhancements to the Company's compliance processes. As anticipated, these challenges have resulted in a slowdown in medical education and research and development projects. Additionally, our U.S. sales continue to be affected by the overall market conditions experienced throughout the industry, including declining procedure volumes and pricing.
Our international sales increased 4% to $48.8 million in the third quarter of 2011, compared to $47.1 million in the third quarter of 2010, as favorable currency exchange rates and increased sales in Japan were partially offset by sales declines in our European markets due to unfavorable market conditions.

In September 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We estimated the total cost associated with this plan to be approximately $25 million to $30 million. During the third quarter, we recognized $14.0 million of restructuring charges in total, primarily for severance obligations and non-cash asset impairment charges, as well as excess and obsolete inventory provisions. See Note 11 to our condensed consolidated financial statements for further discussion of our restructuring charges.

In September 2011, we announced that we reached an agreement with the the United States Attorney’s Office for the District of New Jersey (USAO) under which we voluntarily agreed to extend the term of the DPA for 12 months. See Note 12 to our condensed consolidated financial statements for further discussion of our DPA amendment.

On September 19, 2011, we announced that our Board of Directors elected Robert J. Palmisano as President and Chief Executive Officer, effective September 17, 2011. Mr. Palmisano replaced David D. Stevens, who will remain Chairman of the Board.

In October 2011, we acquired the patented CCI® Evolution Mobile Bearing Total Ankle Replacement system of Van Straten Medical B.V. for approximately $5.2 million. This asset acquisition adds key products to our extremities business.
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
We believe that our U.S. businesses will continue to be unfavorably affected by distributor transitions and challenges associated with implementing enhancements to our compliance processes. These challenges have resulted in a slowdown in medical education and research and development projects. . Further, we expect that our U.S. and international businesses will continue to be unfavorably affected by the market conditions being experienced throughout the industry, including declining procedure volumes and pricing.
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
On September 29, 2010, our wholly-owned subsidiary, Wright Medical Technology, Inc. (WMT), entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The court deferred prosecution of the criminal complaint during the term of the DPA and the USAO agreed that if WMT complied with the DPA's provisions, the USAO would seek dismissal of the criminal complaint.
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG). Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to our website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
As a result of the work of the independent monitor and WMT’s compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT’s parent, Wright Medical Group, Inc. (WMGI), WMGI and WMT conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel. On May 4, 2011, pursuant to Paragraph 20 of the DPA, WMT provided written notice to the independent monitor and the USAO of “credible evidence of serious wrongdoing.” The same notice was also provided to the OIG. The Board of WMGI also took a number of measures to enhance WMT’s compliance environment.
On May 5, 2011, we received a letter from the USAO pursuant to Paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO has agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. WMT also agreed with the OIG to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG has informed WMT that it has no present intention, based on the information now known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
The Company and the independent monitor continue their investigative activities pursuant to the DPA, and communications between WMT and the independent monitor, the USAO and OIG are ongoing. We are unable to predict the ultimate outcome of these activities.
The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, including under the previously-filed criminal complaint, civil and criminal fines or penalties, and additional litigation cost and expense. A breach of the DPA or the CIA could result in an event of default under the Senior Credit Facility, which in turn could result in an event of default under the Indenture.
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

Results of Operations
Comparison of three months ended September 30, 2011 to three months ended September 30, 2010
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Net sales	$118,184	100.0%	$121,708	100.0%
Cost of sales [1]	36,185	30.6%	37,989	31.2%
Cost of sales - restructuring	1,900	1.6%	—	—%
Gross profit	80,099	67.8%	83,719	68.8%
Operating expenses:
Selling, general and administrative [1]	83,581	70.7%	64,877	53.3%
Research and development [1]	6,769	5.7%	8,779	7.2%
Amortization of intangible assets	721	0.6%	708	0.6%
Restructuring charges	12,132	10.3%	134	0.1%
Total operating expenses	103,203	87.3%	74,498	61.2%
Operating income	(23,104)	(19.5%)	9,221	7.6%
Interest expense, net	1,464	1.2%	1,532	1.3%
Other expense (income), net	59	0.0%	313	0.3%
(Loss) income before income taxes	(24,627)	(20.8%)	7,376	6.1%
(Benefit) provision for income taxes	(8,582)	(7.3%)	2,726	2.2%
Net income	$(16,045)	(13.6%)	$4,650	3.8%

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,
	2011	% of Sales	2010	% of Sales
Cost of sales	$356	0.3%	$314	0.3%
Selling, general and administrative	1,715	1.5%	2,261	1.9%
Research and development	150	0.1%	492	0.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended September 30,
	2011	2010	% Change
Hip products	$39,045	$39,956	(2.3%)
Knee products	27,204	29,549	(7.9%)
Extremity products	32,373	30,125	7.5%
Biologics products	16,610	19,666	(15.5%)
Other	2,952	2,412	22.4%
Total net sales	$118,184	$121,708	(2.9%)

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2011 and 2010:
Product Line Sales as a Percentage of Total Net Sales

2011	2010

Net Sales. Overall, our net sales decreased 3% in the third quarter of 2011 compared to the third quarter of 2010. We experienced continued growth in our extremity product line, which increased 8% over prior year, while we experienced a decline of 16% in our biologics product line, a decline of 8% in our knee line and a decline of 2% in our hips line. Geographically, our domestic net sales totaled $69.4 million in the third quarter of 2011 and $74.6 million in the third quarter of 2010, representing 59% and 61% of total net sales, respectively. Our international net sales totaled $48.8 million in the third quarter of 2011, compared to $47.1 million in the third quarter of 2010, representing growth of 4%. This increase is primarily a result of favorable currency and increased sales in Japan, partially offset by decreased sales in Europe.
Our hip product net sales totaled $39.0 million during the third quarter of 2011, representing a 2% decrease from the prior year. Our domestic hip sales decreased 14% over prior year due to both decreased unit volumes and decreased pricing. Internationally, hip sales increased 6% over prior year primarily due to $1.8 million of favorable currency and increased sales in Japan, partially offset by decreased sales in Europe.
Our knee product net sales decreased 8% to $27.2 million in the third quarter of 2011 from $29.5 million during the same period in 2010. Domestically, knee sales decreased 7% over prior year due to both decreased unit volumes and decreased pricing.

International knee sales decreased 9% over prior year, primarily due to declines in our European markets.
Our extremity product line net sales increased to $32.4 million in the third quarter of 2011, representing growth of 8% over the third quarter of 2010. Domestically, extremity product sales increased 5% over the third quarter of 2010, due primarily to our PRO-TOE™ VO Hammertoe Fixation System, launched in the first quarter of 2011, as well as the continued success of our INBONE™ products. Our international extremity sales increased 18% compared to the same period in 2010 primarily due to $0.5 million of favorable currency, as well as increased sales in Canada and Australia.
Net sales of our biologics products totaled $16.6 million in the third quarter of 2011, representing a 16% decrease from the third quarter of 2010. In the U.S., our biologics sales decreased 20% in 2011. As anticipated, U.S. sales of our GRAFTJACKET® Regenerative Tissue Matrix declined as a result of the license agreement entered into with Kinetic Concepts, Inc. during the first quarter of 2011. Our international biologics sales increased 8% in the third quarter of 2011, as compared to the same period in 2010, as increased sales in Canada and Asia, as well as favorable currency exchange rates, were partially offset by declines in certain European markets.
Cost of Sales. Our cost of sales as a percentage of net sales decreased to 30.6% in the third quarter of 2011 as compared to 31.2% in the third quarter of 2010, as favorable manufacturing expenses and currency exchange rates were partially offset by increased provisions for excess and obsolete inventory. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in 2011 and 2010. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Cost of sales - restructuring. During the third quarter of 2011, we recorded $1.9 million (1.6% of net sales) of charges associated with excess and obsolete provisions as we reduce the size of our international product portfolio.
Selling, General and Administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 70.7% in the third quarter of 2011, a 17.4 percentage point increase from 53.3% in the third quarter of 2010. Selling, general and administrative expense for the third quarter of 2011 included a $13.2 million charge related to the recognition of management's estimate of our total liability for claims associated with previous and estimated future fractures of our titanium Profemur® long modular necks in North America (11.2% of net sales), $5.0 million of costs associated with the DPA (4.2% of net sales), $1.8 million of expenses associated with settlement of certain employment matters and the hiring of our new chief executive officer, and $1.7 million of non-cash, stock based compensation expense (1.5% of net sales). Selling, general and administrative expense for the third quarter of 2010 included $2.3 million of non-cash, stock based compensation expense (1.9% of net sales) and $0.9 million of costs associated with U.S. government inquiries (0.8% of net sales). The remaining increase in selling, general and administrative expenses as a percentage of sales is primarily attributable to increased expenses associated with compliance and legal fees.
Research and Development. Our investment in research and development activities represented approximately 5.7% of net sales in the third quarter of 2011, as compared to 7.2% of net sales in the third quarter of 2010. Our research and development expenses include $0.2 million (0.1% of net sales) of non-cash, stock-based compensation expense in the third quarter of 2011 and $0.5 million (0.4% of net sales) in the third quarter of 2010. The remaining decrease in research and development expense as a percentage of sales is primarily attributable to lower levels of costs associated with clinical studies.
Amortization of Intangible Assets. Charges associated with the amortization of intangible assets in the third quarter of 2011 were flat compared to the same period in 2010. Based on the intangible assets held as of September 30, 2011, we expect to recognize amortization expense of approximately $2.8 million for the full year of 2011, $2.5 million in 2012, $2.2 million in 2013, $2.0 million in 2014, and $1.9 million in 2015.
Restructuring Charges. During the third quarter of 2011, we recognized $12.1 million of restructuring charges within operating expenses, primarily for severance obligations and the impairment of long-lived assets. We believe that the remaining restructuring charges of approximately $11 million to $16 million will likely be recorded in the remainder of 2011 and in the first half of 2012.
Interest Expense, Net. Interest expense, net, consists of interest expense of $1.6 million during both the third quarter of 2011 and 2010, primarily from borrowings under the Term Loan for 2011 under our Senior Credit Facility, and our Notes for 2010, offset by interest income of $0.1 million during both the third quarter of 2011 and 2010, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we realize in 2011 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. Additionally, the amount of interest expense we incur is subject to variability dependent upon the change in London Interbank Offered Rate (LIBOR) rates and our consolidated leverage ratio.
(Benefit)/Provision for Income Taxes. We recorded a tax benefit of $8.6 million in the third quarter of 2011 and $2.7 million of provision in the third quarter of 2010. During the third quarter of 2011, our effective tax rate was approximately 34.9% as compared to 37.0% in the third quarter of 2010. Our third quarter 2010 tax provision did not include the benefit of the U.S. Federal Research and Development tax credit.

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Net sales	$386,075	100.0%	$380,686	100.0%
Cost of sales [1]	116,457	30.2%	118,064	31.0%
Cost of sales - restructuring	1,900	0.5%	—	—%
Gross profit	267,718	69.3%	262,622	69.0%
Operating expenses:
Selling, general and administrative [1]	229,227	59.4%	209,089	54.9%
Research and development [1]	23,783	6.2%	28,398	7.5%
Amortization of intangible assets	2,088	0.5%	1,991	0.5%
Restructuring charges	12,132	3.1%	1,139	0.3%
Total operating expenses	267,230	69.2%	240,617	63.2%
Operating income	488	0.1%	22,005	5.8%
Interest expense, net	4,774	1.2%	4,550	1.2%
Other expense (income), net	4,775	1.2%	270	0.1%
(Loss) income before income taxes	(9,061)	(2.3%)	17,185	4.5%
(Benefit) provision for income taxes	(2,755)	(0.7%)	8,213	2.2%
Net income	$(6,306)	(1.6%)	$8,972	2.4%
___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense, expressed in dollar amounts (in thousands) and as percentages of net sales, for the periods indicated:

	Nine Months Ended September 30,
	2011	% of Sales	2010	% of Sales
Cost of sales	$1,063	0.3%	$980	0.3%
Selling, general and administrative	5,083	1.3%	7,700	2.0%
Research and development	542	0.1%	1,500	0.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended
	September 30,
	2011	2010	%Change
Hip products	$130,486	$130,418	0.1%
Knee products	93,429	93,742	(0.3%)
Extremity products	99,399	89,738	10.8%
Biologics products	53,846	59,296	(9.2%)
Other	8,915	7,492	19.0%
Total net sales	$386,075	$380,686	1.4%

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2011 and 2010:
Product Line Sales as a Percentage of Total Net Sales

2011	2010

Net Sales. Net sales totaled $386.1 million during the first nine months of 2011, representing a 1% increase over the first nine months in the prior year. The increase in net sales is primarily attributable to 11% growth in our extremity product line, partially offset by 9.2% decline in our biologics product line. In the first nine months of 2011, domestic net sales decreased by 3% to $222.7 million, or 58% of total net sales. International sales totaled $163.4 million, representing an increase of 8% over the first nine months in the prior year. This increase is primarily attributable to a favorable currency impact and growth in Japan, partially offset by decreased sales in Europe.
Cost of Sales. Our cost of sales as a percentage of net sales decreased from 31.0% in the first nine months of 2010 to 30.2% in the first nine months of 2011. This decrease is primarily attributable to favorable manufacturing expenses and favorable currency exchange rates, which were partially offset by increased provisions for excess and obsolete inventory and unfavorable pricing in our U.S. hip and knee businesses.
Cost of Sales - Restructuring. During the third quarter of 2011, we recorded $1.9 million (0.5% of net sales) of charges associated with excess and obsolete provisions as we reduce the size of our international product portfolio.
Operating Expenses. As a percentage of net sales, our operating expenses were 69.2% in the first nine months of 2011 compared to 63.2% in the first nine months of 2010, due to our $13.2 million provision for product liability associated with our long titanium PROFEMUR® modular necks, as well as increased restructuring charges and expenses associated with compliance and legal fees.
Other Expense, Net. Other expense, net includes approximately $4.1 million of expenses in 2011 for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of $170.9 million aggregate principal amount of the Notes validly tendered in the tender offer, which expired March 11, 2011.
(Benefit)/Provision for Income Taxes. We recorded a tax benefit of $2.8 million in the first nine months of 2011, as compared to an $8.2 million tax provision first nine months of 2010. During the first nine months of 2011, our effective tax rate was approximately 30.4% as compared to 47.8% in the first nine months of 2010. Our effective tax rate for the first nine months of 2011 was reduced by 6 percentage points due to the discrete tax effect of the restructuring charges. Our tax provision for the first nine months of 2010 included a 9 percentage point impact due to the discrete tax effect of the $7.9 million charge to record the monetary payment for the settlement of the DOJ investigation. Additionally, the tax provision for the first nine months of 2010 did not include the benefit of the U.S. Federal Research and Development tax credit.
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
Restructuring
On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. We have estimated that total pre-tax restructuring charges will be approximately $25 million to $30 million, of which we have recognized $14.0 million during the third quarter of 2011. We expect to record the majority of these charges by the end of 2011, with some additional charges to be recorded during the first half of 2012. We anticipate that recording the remaining $11 million to $16 million of restructuring expenses could have a material impact on our results of operations in the period incurred; however, we do not expect that the restructuring expenses will have an impact on our financial condition or liquidity. We believe that we will see the benefits from this restructuring within selling, general and administrative expenses beginning in 2012 and within cost of sales beginning in 2013.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of September 30, 2011	As of December 31, 2010
Cash and cash equivalents	$156,141	$153,261
Short-term marketable securities	15,740	19,152
Long-term marketable securities	6,989	17,193
Working capital	412,390	426,286
Line of credit availability	200,000	100,000

We invest in long-term marketable securities consisting of investments in government, agency, and corporate bonds. As of September 30, 2011, the maturity dates of these investments range from 14 months to 16 months, and the weighted average maturity for these investments is 15 months.
Operating Activities. Cash provided by operating activities was $49 million for the first nine months of 2011 as compared to $60 million million for the first nine months of 2010, primarily due to cash payments associated with our cost restructuring plan during the third quarter of 2011, as well as unfavorable changes in working capital.
Investing Activities. Our capital expenditures totaled approximately $35 million and $36 million in the first nine months of 2011 and 2010, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $50 million in 2011.
In 2011, we received cash proceeds of approximately $5.5 million related to the sale of a license to KCI for the exclusive use of our GRAFTJACKET® brand in wound markets.
Financing Activities. During the first nine months of 2011, cash used in financing activities totaled $28.0 million compared to the first nine months of 2010 when cash provided by financing activities totaled $0.2 million. The change is primarily attributable to the payments to fund the purchase of all $170.9 million of the Notes validly tendered in the tender offer being offset by the cash proceeds from a $150 million borrowing under the Term Loan.
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
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the Term Loan available under the Senior Credit Facility. The Term Loan bears interest at a one month LIBOR rate plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of September 30, 2011, the one month LIBOR was 0.24% and the applicable margin was 1.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $156.1 million, our marketable securities balances totaling $22.7 million, our existing available credit line of $200 million, and our expected cash flow from our 2011 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2011 of approximately $50 million, and meet our contractual cash obligations in 2011.

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
In the third quarter of 2011, as a result of an increase in the number and monetary amount of claims associated with fractures of our long PROFEMUR® titanium modular necks, management recorded a provision for current and future claims associated with fractures of this product. See Note 12 to our condensed consolidated financial statements for further description of this provision.
Future revisions in our estimates of these provisions could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate.
We are also involved in legal proceedings involving other product liability claims and contract, patent protection and other matters. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss can be developed.
Impact of Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2011-08, Testing Goodwill for Impairment (Topic 350), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  We will adopt the new authoritative guidance in the fourth quarter of 2011 in connection with our annual impairment test.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our interest rate risk relates primarily to our U.S. dollar LIBOR-indexed borrowings of $146.3 million. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing an interest rate swap. This interest rate derivative instrument will fix the interest rate on a portion ($50 million) of our LIBOR-indexed floating-rate borrowings effective September 30, 2011.
Based on our outstanding borrowings at September 30, 2011, a 0.25% increase in interest rates would have increased interest expense on the unhedged portion of our debt by $0.2 million on an annualized basis, and a decrease in rates would have an insignificant impact on interest expense due to the current low LIBOR rates.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 29% of our total net sales were denominated in foreign currencies during the three months ended September 30, 2011 and for the year ended December 31, 2010, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
During the three months September 30, 2011, we completed an upgrade of our enterprise resource planning (ERP) system within our North American and European operations. This system is used in the preparation of, among other things, our financial statements and required reports. Accordingly, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of this change in internal control over financial reporting. Based on this evaluation, our management concluded that this change did not diminish the design of our internal control over financial reporting.
Other than the implementation of the upgraded ERP system, during the three months ended September 30, 2011, there have been no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Not applicable.

ITEM 1A. RISK FACTORS.
Please see discussion in Part I, Note 12, “Commitments and Contingencies.”
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
We are subject to various foreign, federal and state laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government healthcare programs. Greater scrutiny of marketing practices in our industry has resulted in numerous government investigations by various government authorities and this industry-

wide enforcement activity is expected to continue. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our directors, officers and employees could be subject to criminal and civil penalties, including exclusion from participation in federal healthcare reimbursement programs.
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
If we fail to comply with the terms of the Deferred Prosecution Agreement and Corporate Integrity Agreement, we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.
As previously reported, on September 29, 2010, our wholly-owned subsidiary, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO. WMT also entered into a five year Corporate Integrity Agreement (CIA) with the OIG-HHS. On September 15, 2011, WMT reached an agreement with the USAO and the OIG under which WMT voluntarily agreed to extend the term of its DPA for 12 months. Pursuant to the DPA, an independent monitor will review and evaluate WMT’s compliance with its obligations under the DPA. The DPA and CIA impose certain obligations on the Company to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Our obligations under the amended DPA expire as of September 29, 2012 while our obligations under our CIA expire as of September 29, 2015. Any of these consequences would have a material adverse effect on our financial position, results of operations and cash flows.
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
We are committed to the continued enhancement of our Corporate Compliance Program. This will require additional financial and human resources. Successful implementation of our enhanced Corporate Compliance Program will require the full and sustained cooperation of our employees, distributors and sales agents as well as the healthcare professionals with whom they interact. These efforts will require increased expenses. We may encounter inefficiencies in the implementation of our new compliance enhancements, including delays in medical education, research and development projects, and clinical studies, which may unfavorably impact our business and our relationships with customers.
Potential stockholder litigation may result in financial losses or harm our reputation and may divert management resources.
Although, to the Company’s knowledge, no stockholder complaints have been filed, it is possible that litigation could be brought by stockholders, including private securities litigation and stockholder derivative suits, that if initiated, could divert management’s attention, harm our business and/or reputation, and result in significant liabilities.
Recent restructuring efforts could adversely affect our operations and financial results.
In September 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented, and are continuing to implement, numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our international product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. With respect to these restructuring activities, including those in process, we may experience:
•higher costs of restructuring than we anticipated;
•difficulties in completing all restructuring activities within the budgeted time;
•diversion of our management's time and attention from other business concerns;
•loss of customers; or
•lower than expected future benefits due to unforeseen or changing business conditions.
If we experience any or all of the foregoing, our operations and financial results could be adversely affected.
If product liability lawsuits are brought against us, our business may be harmed.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims. We are experiencing increased product liability claims related to our PROFEMUR® titanium modular necks in North America. In the future, we may be subject to additional product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products. Product liability lawsuits and claims, safety alerts and product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.
Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, it could have a material adverse effect on our business, financial condition and results of operations. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods.

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

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014).(4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

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

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (5) as amended by First Amendment to 1999 Plan.(6)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan).(7)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(8)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (8)

Exhibit No.	Description
10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.8*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.10*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.11*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (8)

10.12*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (8)

10.13*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (8)

10.14*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.15*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (10)

10.16*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (11)

10.17*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (12)

10.18*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (12) as amended by Employment Contract Amendment dated as of August 2, 2010. (17)

10.19*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (14)

10.20*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.21*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey.(12)

10.22*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (15)

10.23*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Frank S. Bono. (13)

10.24*	Inducement Stock Option Grant Agreement between the Registrant and Raymond C. Kolls dated May 31, 2010. (16)

10.25†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation.(20)

10.26†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (20)

10.27
Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (18)

10.28	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (18)

10.29	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey. (18)

Exhibit No.	Description
10.30*	Employment Agreement dated as of May 3, 2011, between Wright Medical Technology, Inc. and David D. Stevens effective April 4, 2011. (21)

10.31*	Employment Agreement dated as of September 17, 2011, between Wright Medical Technology, Inc. and Robert J. Palmisano effective September 17, 2011. (22)

11	Computation of earnings per share (included in Note 9 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(9)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(10)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(12)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(13)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(14)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(15)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(16)	Incorporated by reference to our Registration Statement on Form S-8 filed June 22, 2010.

(17)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(18)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(19)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(20)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011.

(21)	Incorporated by reference to our current report on Form 8-K filed on May 5, 2011.

(22)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011.
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
Date: November 1, 2011

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) Parenthetical Data to the Condensed Consolidated Balance Sheets, (3) the Condensed Consolidated Statements of Operations, (4) Parenthetical Data to the Condensed Consolidated Statements of Operations, (5) the Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.