Form 10-K
period 2011-12-31
WRIGHT MEDICAL GROUP INC
filed 2012-02-24
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $515,868,750.
As of February 17, 2012, there were 39,305,792 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 9, 2012.

1

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

2

Safe-Harbor Statement
This annual report contains “forward-looking statements” as defined under United States federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update such statements after this date.
Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011, under the heading, “Risk Factors” and elsewhere in this report), and the following:

•
future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•
the impact of any such future actions of the FDA or any other regulatory body or government authority on our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, and the impact of such settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, including our compliance with the Deferred Prosecution Agreement (DPA) through September 2012 and the Corporate Integrity Agreement (CIA) through September 2015;

•
compliance reviews, the results of which may be required to be disclosed to the Monitor, the United States Department of Justice, and the Office of the Inspector General of the United States Department of Health and Human Services under the under the terms of the DPA and CIA, may uncover violations of law, including strict liability provisions of the federal Food, Drug and Cosmetic Act that could lead to adverse action by the FDA or others.

•
the possibility of litigation brought by stockholders, including private securities litigation and stockholder derivative suits, which, if initiated, could divert management's attention, harm our business and/or reputation and result in significant liabilities;

•	demand for and market acceptance of our new and existing products;

•
recently enacted healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payors or other elements of our business;

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

3

PART I

Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. (WMT) and other operating subsidiaries (Wright, or the Company), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or have been damaged through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as the foot and ankle market, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications.
For the year ended December 31, 2011, we had net sales of $513 million and net loss of $5 million. As of December 31, 2011, we had total assets of $755 million. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 19 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $28 billion in 2011. Six multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on less contested, potentially higher-growth sectors of the orthopaedic market.
In recent years, we focused our efforts into growing our position in the higher-growth extremities market, and we believe that this market will continue to grow by approximately 8-10% annually over the next five years. We currently estimate the market for all surgical products used by extremity-focused surgeons to be approximately $3.7 billion in the United States.
Orthopaedic devices are commonly divided into several primary sectors corresponding to the major product categories within the orthopaedic field: reconstruction, trauma, arthroscopy, spine and biologics. We specialize in those products used by extremity focused surgeon specialists, which include products from the reconstruction, trauma and arthroscopy markets; hip and knee reconstructive joint devices; and biologic products.
Extremity Hardware. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder. Extremities hardware is one of the fastest growing market segments within orthopaedics with annual growth rates of 8-10%. Major trends in extremity hardware include procedure-specific and anatomy-specific devices, locking plates and an increase in total ankle arthroplasty procedures.
Foot and Ankle Hardware
Foot and ankle reconstruction includes implants and other devices to replace or reconstruct injured or diseased joints and bones in the foot and ankle. A large segment of the foot and ankle hardware market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. Major trends in foot and ankle hardware include the use of external fixation devices in diabetic patients, total ankle arthroplasty, and advanced tissue fixation devices and biologics. According to various customer and market surveys, we are recognized as the market leader in foot and ankle surgical products, and we estimate we hold over 20% of the United States total ankle arthroplasty sub segment of the foot and ankle hardware market in 2011. In 2011, we launched the PRO-TOE® VO Hammertoe System to offer a simple and efficient means to surgically repair the lesser toes following correction of a hammertoe deformity. It is estimated that 10-20% of the United States population will suffer from hammertoes at some point in their lives, and the PRO-TOE® implant provides an alternative surgical solution for the deformity. Also in 2011, we expanded our INBONE® Ankle system to include the INBONE® II Total Ankle system to offer the only ankle replacement in the United States market offering multiple implant options with different articular geometry.
Upper Extremity Reconstruction
Upper extremity reconstruction involves implanting devices to replace or reconstruct or fixate injured or diseased joints and bones in the hand, wrist, elbow and shoulder. It is estimated that approximately 60% of the upper extremity hardware market is in total shoulder replacement implants. Major trends in upper extremity hardware include minimally invasive fracture repair devices and next generation joint arthroplasty systems. We are the market leader in several segments of the upper extremity market, including finger joints, radial head replacement, ulnar shortening systems and intramedullary wrist fracture repair devices. In 2011, we launched the EVOLVE® Elbow Plating System to complement the market-leading EVOLVE® Modular Radial Head and Radial

Plate. The EVOLVE® Elbow Plating System utilizes our ORTHOLOC™ Polyaxial Locking technology to treat various elbow fractures in a low-profile, stainless steel design.
Biologics Market. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body's natural regenerative capabilities to heal itself.
Our biologic products are primarily used in extremity-related procedures as well as in trauma induced voids of the long bones and some spine procedures. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient's own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain, and at times, complications result at the harvest site after surgery.
Currently, there are three main types of biological bone grafting products: osteoconductive, osteoinductive and osteogenic. Each category refers to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not “induce” or trigger new bone growth, whereas osteoinductive materials induce bone growth. Osteogenic materials combine the osteoinductive materials with a cell-based component. Our flagship, PRO-DENSE® injectable regenerative graft is an osteoconductive bone graft which provides the benefits of injectability, hardness to support bone and predictable bone regeneration. Our relatively new PRO-STIM® osteoinductive bone graft substitute, is a graft that is injected through a small needle, hardens, and will be replaced by the patient's new bone over time. In 2011, we launched FUSIONFLEX® Demineralized Moldable Scaffold for mid and hind foot fusions. This scaffold is a form of demineralized bone matrix made from 100% allograft, and quickly hydrates, becoming flexible and absorbent to fit into challenging extremity spaces at a relatively low cost. Finally, our GRAFTJACKET® regenerative tissue matrix offers a material for soft-tissue reinforcement for orthopaedic and podiatric soft-tissue reconstructive procedures.
Hip and Knee Reconstructive Joint Device Market
Most reconstructive joint devices are used to replace or repair joints that have deteriorated or have been damaged as a result of disease or injury. Despite the availability of non-surgical treatment alternatives such as oral medications, injections and joint fluid supplementation, severe cases of disease or injury often require reconstructive joint surgery. Reconstructive joint surgery involves the modification of the bone area surrounding the affected joint and the insertion of one or more manufactured components and may also involve the use of bone cement.
Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur or thigh bone, the upper end of the tibia or shin bone and the patella or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction.
One of the major trends in knee reconstruction includes the use of alternative surface materials to improve the ability for bone to integrate with the implant. Our BIOFOAM™ material is a 70% porous material which provides a trabecular structure that acts as an interface for bone in-growth. The microstructure of our BIOFOAM™ material is designed to allow rigid fixation for biological attachment. This material made its debut on the ADVANCE® BIOFOAM™ tibial base and may eventually be incorporated into a number of our products spanning from hip arthroplasty to foot and ankle reconstruction. Another example of our innovation in knee arthroplasty was the introduction of the PROPHECY™ pre-operative navigation system in 2009. The PROPHECY™ system allows surgeons to visualize what the implant will look like after the surgery is performed before the skin is dissected. This patent-pending process utilizes custom fit cutting instruments made for each specific patient, thus potentially reducing time in the operating room. Our EVOLUTION™ Medial-Pivot Knee System builds upon twelve years of clinical experience with the ADVANCE® Medical-Pivot Knee System, offering more sizing options and a medial-pivoting posterior stabilized option.
Hip Reconstruction. The hip joint is a ball-and-socket joint that enables the wide range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur or the ball and the acetabulum or hollow portion of the pelvis or the socket. This degeneration causes pain, stiffness and a reduction in hip mobility.
Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to minimize soft tissue damage to speed patient recovery. We offer a complete array of bearing surface options, including metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic. Additionally, our PATH® surgical technique is a tissue sparing hip replacement technique that allows for quicker recovery as compared to traditional open hip replacement surgery due to a decrease of intraoperative soft tissue trauma. We believe that the decreased soft tissue trauma results in less pain and blood loss for the patient, as well as a lower risk of dislocation.
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
PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical trials, bench tests and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA application process can be expensive and generally takes significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA application. As part of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable quality system regulatory requirements, which include quality control testing, documentation control and other quality assurance procedures.
If human clinical trials of a medical device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE. If it is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA's IDE regulations, and informed consent must be obtained from each subject.
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA and other international regulatory agencies have been working to establish more comprehensive regulatory frameworks for allograft-based tissue-containing products, which are principally derived from human cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or a biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Neither clinical data nor review of safety and efficacy is required before the tissue can be marketed. However, if the tissue is considered a medical device or a biologic drug, then FDA clearance or approval is required.
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
In 2010, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the United States Attorney's Office for the

District of New Jersey (USAO). This DPA was extended for another 12 months in 2011. WMT also entered into a five-year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). See “Item 1A - Risk Factors” for more information about our obligations under these agreements. We are continuing to enhance our Corporate Compliance Program and are applying these enhancements on a global basis. We monitor our practices on an ongoing basis to ensure that we have proper controls in place to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with United States healthcare regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties and additional litigation cost and expense.
Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the United States, exclusion from participation in government healthcare reimbursement programs. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil penalties.
International
All of our products sold internationally are subject to certain foreign regulatory approvals. We must comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in all major foreign markets. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain foreign approvals to market our products may be longer or shorter than the time required in the United States, and requirements for such approvals may differ from FDA requirements.
To market our product devices in the member countries of the European Union (EU), we are required to comply with the European Medical Device Directives and to obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Device Directives, all medical devices including active implants must qualify for CE marking. We also are required to comply with other foreign regulations, such as obtaining Ministry of Health Labor and Welfare (MHLW) approval in Japan, Health Protection Branch (HPB) approval in Canada and Therapeutic Goods Administration (TGA) approval in Australia.
General initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing. It is not possible to predict the impact of such cost containment measures on our future business.
Products
We operate as one reportable segment, offering products in four primary market sectors: extremity reconstruction, biologics, knee reconstruction and hip reconstruction. Sales in each of these markets represent greater than 10% of our consolidated revenue. Detailed information on our net sales by product line can be found in Note 19 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Extremity Hardware
We offer extremity products for the foot and ankle and upper extremities in a number of markets worldwide. Some of our extremity implants have over 40 years of successful clinical history. We are a recognized leader in the United States and German markets for foot and ankle surgical products. Additionally, we hold significant positions in several segments of the upper extremity market such as radial head repair, finger joint replacements and intramedullary wrist fracture implants.
Foot and Ankle Hardware
Our CHARLOTTE® foot and ankle system is an extensive offering of fixation products for foot and ankle surgery and includes products that feature advanced design elements for simplicity, versatility and high performance. The CHARLOTTE® portfolio includes the CLAW® Compression plate, the first ever locking compression plate designed for corrective foot surgeries.
The DARCO® foot and ankle plating systems were designed to address the specific needs of reconstructive foot and ankle surgery. The DARCO® MFS and MRS plates were the first implants to incorporate fixed angle, locking screw technology into a comprehensive fixation set for foot surgery. Surgeons believe that surgical repairs are more stable with locking screw technology.
Our INBONE® total ankle system represents the third generation in ankle replacement implants, utilizing a patented intramedullary alignment mechanism for more accurate placement of the implant. The unique modular nature of the implant allows the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. Accuracy of placement and implant stability have been shown to be key factors impacting longevity of the implant. We believe the INBONE® system represents key advances in these critical arenas.

In May 2011, we introduced the INBONE® II implant system. The INBONE® II implant system is the only ankle replacement on the United States market that offers surgeons multiple implant options with different articular geometry. These highly anatomic implants are intended to permit the surgeon to tailor the amount of implant constraint or motion based upon the patient's unique anatomical demands.
In July 2011, we entered into a supply and distribution agreement with ArthroCare Corporation, a leading company in orthopaedic sports medicine. ArthroCare will supply us with products for soft tissue fixation of the foot and ankle based on ArthroCare's market-leading knotless suturing technology. The agreement with ArthroCare includes a line of tissue fixation devices based on ArthroCare's Opus® knotless suture fixation technology, which we will distribute exclusively to foot and ankle surgeons worldwide. ArthroCare's patented Opus® technology allows surgeons to affix tendons and ligaments to bony structures efficiently and reproducibly, without the need to tie knots.
Our ORTHOLOC™ system provides foot and ankle surgeons a comprehensive line of plates and screws to address most deformities of the foot and ankle. The polyaxial locking feature allows the surgeon to vary the angle of screw placement through the plate to maximize implant-to-bone fit. In January 2012, we introduced the ORTHOLOC™ 3Di Ankle Fracture system, which is a comprehensive single-tray ankle fracture solution designed to address a wide range of fracture types. This system provides the surgeon with multiple anatomically-contoured plates and a comprehensive set of instrumentation. This technology, coupled with the single tray design, decreases logistical complications in the operating room and enables the surgeon to match the appropriate implant construct with the patient and fracture type.
In February 2011, we announced the commercial release of the PRO-TOE™ VO Hammertoe Fixation system. This system is designed to offer a simple and efficient means to surgically repair the lesser toes following correction of a hammertoe deformity. While a sizeable proportion of these surgeries are treated conventionally with pins, the PRO-TOE™ VO Hammertoe implant provides a stable and efficient alternative surgical solution for the deformity. The system arrives in the operating room as a single, sterile-packed unit which can increase the efficiency of the procedure while removing costly cleaning and processing of a standard reusable instrument set. Additionally, the implant is fabricated from stainless steel which simplifies the procedure by eliminating the freezer storage and special instruments required for other implant alternatives.
The VALOR® TTC fusion nail provides surgeons with a solution for fusing the calcaneal, talar and tibial bones required in patients suffering from severe ankle arthritis. In addition to the INBONE® total ankle replacement system, the VALOR® fusion nail provides foot and ankle surgeons with what we believe to be the most compelling portfolio for treating patients with varying degrees of ankle arthritis.
Our SIDEKICK™ line of external fixators is designed to facilitate compression or distraction of bones in the foot from “the outside in” and in a minimally invasive manner. In many cases, surgeons will opt for the minimally invasive nature of “external fixation” versus more invasive plate and screw “internal fixation.” One growing application of our SIDEKICK™ is where small incisions are preferred due to wound healing issues present with these patients.
Other products in our foot and ankle portfolio include our BIOARCH® subtalar arthoereisis implant, our line of AM™ Surgical foot and ankle endoscopic tissue release products, and our line of Swanson toe joints.
Upper Extremity Hardware
Our EVOLVE® modular radial head replacement prosthesis addresses the need for modularity in the anatomically highly-variable joint of the elbow and is the market leading radial head prosthesis. The EVOLVE® modular radial head device provides different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant and bone interface and for radiocapitellar articulation. Our EVOLVE® radial head plating system is for surgeons who wish to repair rather than replace the damaged radial head. With prostheses and plating, we have a comprehensive product offering for repair of radial head fractures.
In February 2011, we announced the commercial release of our EVOLVE® Elbow Plating System (EPS) to address fractures of the distal humerus and proximal ulna. Composed of polished stainless steel, the system was designed to accurately match the patient anatomy to reduce the need for intra-operative bending while providing a low profile design to minimize post-operative irritation. All plates incorporate our advanced ORTHOLOC® Polyaxial Locking Technology, which allows the surgeon to place screws in the best possible trajectory and then to solidly lock the screws to the plate providing greater stability.
Our line of Swanson finger joints is used in finger joint replacement for patients suffering from rheumatoid arthritis of the hand. With nearly 40 years of clinical success, Swanson digit implants are a foundation in our upper extremity business and are used by a loyal base of hand surgeons worldwide.
Our MICRONAIL® II intramedullary wrist fracture repair system is a next-generation minimally invasive treatment for distal radius fractures that provides immediate fracture stabilization with minimal soft tissue disruption. Also, as the nail is implanted within the bone, it has no external profile on top of the bone, thereby reducing the potential for tendon irritation or rupture, which is an appreciable problem with conventional plates designed to lie on top of the bone.
Our RAYHACK® system is comprised of a series of precision cutting guides and procedure-specific plates for ulnar and radial shortening procedures and the surgical treatment of radial malunions and Keinbock’s Disease.
Biologics
We offer a broad line of biologic products that are used to support treatment of damaged or diseased bone, tendons and soft tissues and other biological solutions for surgeons and their patients. These products focus on supporting biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Internationally, we offer a bone graft product incorporating antibiotic delivery.
GRAFTJACKET® matrix is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff in the shoulder and achilles tendon in the ankle. By augmenting the strength of the tendon repair through the body incorporating it biologically, GRAFTJACKET® regenerative tissue matrix may increase surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is our thickest GRAFTJACKET® matrix which provides excellent suture holding power for augmenting challenging tendon and ligament repairs. We procure our GRAFTJACKET® product through an exclusive distribution agreement that expires December 31, 2018.
Our BIOTAPE XM™ Reinforcement Matrix, an animal derived (xenograft) soft-tissue graft, expands our market-leading portfolio of soft-tissue reinforcement technologies and provides a less burdensome entry into many of our international markets where human tissue regulations make providing human tissue products difficult or impossible.
We sell our PRO-DENSE® injectable graft in the United States and select international markets. PRO-DENSE® injectable graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. PRO-STIM™ injectable inductive graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM) for osteoinductive potential. PRO-STIM™ graft has demonstrated accelerated healing compared to autograft in pre-clinical testing. Since the mechanism of action is different than PRO-DENSE® graft, PRO-STIM™ graft will allow us to expand the applicable procedures to more challenging bone defects for the material platform.
In April 2011, we announced the commercial release of our FUSIONFLEX™ Demineralized Moldable Scaffold. FUSIONFLEX™ scaffold is a novel form of allograft demineralized bone and is designed for use in conjunction with hardware in foot and ankle fusion procedures as well as other orthopaedic bone grafting applications. Our FUSIONFLEX™ product is available through a supply and distribution agreement with Allosource®.
Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. OSTEOSET® bone graft substitute provides an attractive alternative to autograft because it facilitates bone regeneration without requiring a painful, secondary bone-harvesting procedure. Additionally, being purely synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue-based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® resorbable bead kit, which is available in mixable powder form. OSTEOSET® 2 DBM graft is a unique bone graft substitute incorporating demineralized bone matrix (DBM) into OSTEOSET® surgical-grade calcium sulfate pellets. These two bone graft materials, each with a long clinical history, provide an ideal combination of osteoinduction via osteoinductive DBM in OSTEOSET® DBM and osteoconduction for guided bone regeneration. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product. Our OSTEOSET® T medicated pellets, which contain tobramycin, are currently one of the few resorbable bone void fillers used by physicians in international markets for the prevention and treatment of osteomyelitis, an acute or chronic infection of the bone.
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
We have a supply agreement with RTI Biologics, Inc. to develop advanced implants for use in foot and ankle surgeries. Under this agreement, we offer our CANCELLO-PURE™ bone wedge line as well as the ALLOPURE™ allograft bone wedges, which offer surgeons off-the-shelf, sterile grafts with appropriate handling characteristics. The ease of use and time savings in the operating room have made this product line an attractive option to foot and ankle surgeons and expand our offering in this key surgical area of need.
Knee Reconstruction
Our knee reconstruction portfolio provides surgeon treatment options for partial, total and revision knee reconstruction as well as limb preservation. Our primary focus is on total knee reconstruction and our most recently launched product in this area is our EVOLUTION™ Knee system. This system is differentiated through anatomic features that reproduce natural movement and stability, resulting in function more like a healthy knee.
Launched in July of 2010, the EVOLUTION™ Medial-Pivot Knee system is based on our ADVANCE® Medial-Pivot Knee. Our medial-pivot knee is designed to replicate the movement and stability of a healthy knee by incorporating a patented ball-in-socket feature on the medial side. Studies have shown our ADVANCE® Medial-Pivot Knee closely approximates natural knee motion and stability.
To offer better implant fit for our patients, the EVOLUTION™ Knee features an expanded number of implant sizes with a more anatomic shape. The sizes and implant shapes were created through analysis of computerized tomography (CT) scans from a global sampling of patients. This helps ensure that patients will receive the best implant fit possible. Our less-invasive EVOLUTION™ instrumentation is an advancement over traditional total knee instrumentation because it allows the surgeons to fine-tune implant placement.
To support the EVOLUTION™ Knee, we offer the PROPHECY® pre-operative navigation system. The PROPHECY® system enables surgeons to utilize basic CT or magnetic resonance imagery (MRI) scans to plan precise implant placement and alignment before surgery. Therefore, surgeons are able to envision the results of the operation before it actually occurs. In contrast to utilizing traditional instruments to align the knee during surgery, the PROPHECY® program utilizes computer imaging to develop patient-specific guides that follow the unique curvature of the patient’s bone. Our goal is to improve accuracy and decrease patient anesthesia time.
Our REPIPHYSIS® implant is designed for children and can be lengthened non-invasively as they grow. The most common application of this technology is in the field of pediatric oncology, where entire bones are sometimes replaced. Traditionally, children were implanted with devices that required additional surgeries for lengthening. REPIPHYSIS® grows with the child without the need for expansion surgeries.
Hip Reconstruction
We offer a comprehensive line of products for hip joint reconstruction. This product portfolio provides offerings in the areas of hip resurfacing, total hip reconstruction, implant revision and limb preservation. Additionally, we provide a complete line of advanced surface bearing materials, including cross-linked polyethylene, ceramic-on-ceramic, and metal-on-metal articulations, enabling us to offer surgeons and their patients a vast expanse of treatment options.
Our DYNASTY® acetabular system offers surgeons the benefit of our BFH® technology (large articulation femoral heads) both in metal-on-metal and cross-linked polyethylene options. The DYNASTY® components feature BIOFOAM® cancellous titanium, designed to improve the ability for bone to integrate with the implant.
Our PROFEMUR® hip system offers a variety of options featuring PROFEMUR® cobalt chrome modular necks in addition to traditional fixed necks. The modular necks allow surgeons to more easily perfect leg length and alignment during surgery. The PROFEMUR® hip line includes the PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® TL, PROFEMUR® Xm, PROFEMUR® RENAISSANCE® and GLADIATOR® hips. These implants represent the popular hip implant philosophies in the marketplace so surgeons may utilize modularity without altering implant preference.
Any of the PROFEMUR® hips may be implanted through our proprietary PATH® tissue preserving technique, which allows for faster recovery and less pain than traditional hip replacement surgery. Additionally, we offer several different revision hip products, including the PROFEMUR® R and PROFEMUR® Z Revision. Furthermore, we are the North American distributor of the LINK® MP revision stem (Waldemar Link GmbH).
Product Development
Our research and development staff focuses on developing new products in the extremity hardware, knee and hip reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. In addition, we maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. In addition, we have clinical and regulatory departments devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $30.1 million, $37.3 million and $35.7 million in 2011, 2010 and 2009, respectively.

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
The highlight of the product launches in 2010 and continued roll-out in 2011 was the EVOLUTIONTM Medial-Pivot Knee system. The EVOLUTION® system builds on over 10 years of excellent clinical history of the ADVANCE® Medial-Pivot system and includes advancements in implant function and fit. In addition to the EVOLUTION™ medial-pivot implants, which utilize the proven ball-in-socket design of the ADVANCE® system, we introduced a posterior-stabilized version combined with medial-pivot design features. Additional launches in 2011 included the PROFEMUR® GLADIATOR® Modular and the PROFEMUR® Preserve.
In 2011, we launched several extremity and biologic products. These new product offerings include:

•	EVOLVE ® Elbow Plating System;

•	FUSIONFLEX™ Osteoinductive Bone Graft Substitute;

•	PRO-TOE™ VO Hammertoe Implant;

•	ORTHOLOC™ Ankle Fracture System; and

•	INBONE® II Total Ankle Replacement System.
Manufacturing, Facilities and Quality
We operate a state of the art manufacturing facility in Arlington, Tennessee. At this facility, we primarily produce orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. The majority of our surgical instrumentation, as well as a substantial portion of our extremities and biologic products, are produced to our specifications by qualified subcontractors who serve medical device companies. Our present manufacturing facility is adequate for our projected needs in the upcoming years.
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
Supply
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in certain of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in certain of our hip products. For certain biologic products, we depend on one supplier of DBM, cancellous bone matrix (CBM) and soft tissue graft for BIOTAPE® XM. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products and one supplier for our xenograft bone wedge product. We maintain adequate stock from these suppliers to meet market demand.
Sales, Marketing, and Medical Education

Our sales and marketing efforts are focused primarily on orthopaedic and podiatric surgeons, who typically are the primary decision-makers in orthopaedic device purchases. We have contractual relationships with surgeons, who help us train other surgeons in the safe and effective use of our products and help other surgeons perfect new surgical techniques. We also have working relationships with healthcare dealers including group purchasing organizations, healthcare organizations, and integrated distribution networks.
We offer clinical symposia and seminars, publish advertisements and the results of clinical studies in industry publications. We also offer surgeon-to-surgeon education on our products using our surgeon advisors in an instructional capacity. Additionally, approximately 16,000 practicing orthopaedic surgeons in the United States receive information on our latest products through our distribution network, our website and brochure mailings.
We sell our products in the United States through a sales force of approximately 400 people as of December 31, 2011. This sales force primarily consists of independent, commission-based sales representatives and distributors/sales agents engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. However, we also directly employ approximately 30% of our sales force in select locations throughout the U.S. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization.
We have over 200 focused foot and ankle sales representatives, and we may increase this number in the upcoming years. Our independent distributors, independent sales representatives and direct sales representatives are provided opportunities for product training throughout the year.
We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service the customer.
Our products are marketed internationally through a combination of direct sales offices (subsidiaries) in certain key international markets and distributors in other markets. We have subsidiaries in Italy, the United Kingdom, Belgium, Germany, Japan, Canada and Australia that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2011, through a combination of our direct sales offices and approximately 80 stocking distribution partners, we have approximately 750 international sales representatives that sell our products in approximately 60 countries.
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
The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources and stronger name recognition than we do within the total joint reconstruction area. Our ability to compete is affected by our ability to:

•	develop new products and innovative technologies;

•	obtain and maintain regulatory clearance and reimbursement for our products;

•	manufacture and sell our products cost-effectively;

•	meet all relevant quality standards for our products and their markets;

•	respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;

•	protect the proprietary technology of our products and manufacturing processes;

•	market our products;

•	attract and retain skilled employees and focused sales representatives; and
•maintain and establish distribution relationships.
Intellectual Property
We currently own or have licenses to use more than 250 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets. We manufacture and market products both under patents and license agreements with other parties. These patents and license agreements have a defined life and expire from time to time.
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
There can be no assurances that our patents will provide competitive advantages for our products or that competitors will not challenge or circumvent these rights. In addition, there can be no assurances that the United States Patent and Trademark Office (USPTO) will issue any of our pending patent applications. The USPTO may deny or require a significant narrowing of the claims in our pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. Additionally, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as the laws in the United States or at all.
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
Third-Party Reimbursement
Reimbursement is an important factor in the success of any medical device. Reimbursement in the United States depends, in part, upon our ability to obtain FDA clearances and approvals to market our products as well as obtain coverage and payment for our products. The FDA may announce changes to the regulatory review process which in turn may slow the clearance and approval process and thereby delay the ability of medical device companies to bring new devices to market. In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. Health care reform initiatives which may be implemented over the next several years have the potential to limit the growth of sales in medical devices as third-party payors look to control spending on health care. A uniform policy of coverage does not exist among all of these payors relative to payment of claims for all products. Therefore, reimbursement and coverage can be quite different from payor to payor as well as from one region of the country to another. Coverage also depends on our ability to demonstrate the short-term and long-term clinical evidence and cost-effectiveness of our products. These supportive data are obtained from both our clinical experience and formal clinical trials. We pursue and present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals because coverage and reimbursement are important to the successful commercialization of our products.
All United States and foreign third-party payors are developing increasingly sophisticated methods of controlling healthcare costs through yet to be defined healthcare reform measures, government-managed healthcare systems, coverage with evidence development processes, quality initiatives, pay-for-performance, comparative effectiveness research and capitation programs, group purchasing, redesign of benefit offerings, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering care. All of these types of programs can potentially negatively impact pricing structures and our future revenue.

Employees
As of December 31, 2011, we employed approximately 1,290 people in the following areas: 470 in manufacturing, 520 in sales and marketing, 170 in administration and 130 in research and development. We believe that we have a good relationship with our employees.
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
Available Information
Our website is located at www.wmt.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors.
Our business and its future performance may be affected by various factors, the most significant of which are discussed below.
We are subject to substantial government regulation that could have a material adverse effect on our business.
The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. See “Business — Government Regulation” for further details on these issues. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling, relationships with healthcare professionals and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:

•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our new products into the market;

•	recalling or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.
Even if regulatory approval or clearance of a product is granted, this could result in limitations on the uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer, said manufacturer's suppliers, and manufacturing facilities are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions. Our products can only be marketed in accordance with their approved labeling. If we were to promote the use of our products in an “off-label” manner, we would be subject to civil and criminal sanctions.
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
During 2011, the FDA issued Section 522 Orders to manufacturers of metal-on-metal hip products, including us, requiring postmarket surveillance to be conducted for all products that can be used in a metal-on-metal application for patients. These orders require the manufacturers to submit their plans for postmarket surveillance to the FDA for approval. We submitted our summary protocol to the FDA in late May and received a response that requested a revision to the protocol. We are in the process of making the needed changes, which are due to the FDA in February 2012. While we believe we have data that proves the efficacy and safety of our metal-on-metal hip products, we cannot predict the outcome of an industry-wide postmarket surveillance.
We are currently conducting clinical studies of some of our products under IDEs. Clinical studies must be conducted in compliance with FDA regulations, or the FDA may take enforcement action. The data collected from these clinical studies will ultimately be used to support market clearance for these products. There is no assurance that the FDA will accept the data from these clinical studies or that it will ultimately allow market clearance for the products.
We are subject to various U.S. federal and state and foreign laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the U.S., exclusion from participation in government healthcare programs. Greater scrutiny of marketing practices in our industry has resulted in numerous government investigations by various government authorities and this industry-wide enforcement activity is expected to continue. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our directors, officers and employees could be subject to criminal and civil penalties, including exclusion from participation in federal healthcare reimbursement programs.

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
As previously reported, on September 29, 2010, our wholly-owned subsidiary, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO. WMT also entered into a five-year Corporate Integrity Agreement (CIA) with the OIG-HHS. On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. Pursuant to the DPA, an independent monitor is reviewing and evaluating WMT’s compliance with its obligations under the DPA. The DPA and CIA impose certain obligations on WMT to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Our obligations under the amended DPA expire as of September 29, 2012 while our obligations under our CIA expire as of September 29, 2015. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows.
The CIA acknowledges the existence of our Corporate Compliance Program and provides for certain other compliance-related activities during the five-year term of the agreement. If we breach the CIA, the OIG-HHS may take further action against us, up to and including excluding us from participation in federal healthcare programs, which exclusion would have a material adverse effect on our financial condition, results of operations and cash flows.
Efforts to enhance our Corporate Compliance Program require the cooperation of many individuals and may divert resources from our other business activities and require substantial investment.
We are committed to the continued enhancement of our Corporate Compliance Program. This requires additional financial and human resources. Successful implementation of our enhanced Corporate Compliance Program requires the full and sustained cooperation of our employees, distributors and sales agents as well as the healthcare professionals with whom they interact. These efforts may require increased expenses and additional investments. We may also encounter inefficiencies in the implementation of our new compliance enhancements, including delays in medical education, research and development projects, and clinical studies, which may unfavorably impact our business and our relationships with customers. In addition, the 12 month extension of DPA and the associated monitorship results in continued expenses associated with the monitor and may result in a further diversion of management time and attention from business issues that could have a negative impact on our financial performance.
Our recent settlement with the United States Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the USAO and the publicity surrounding our recent settlement with the United States Department of Justice (DOJ) and OIG-HHS, and amendments to the DPA and CIA, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by terms of that settlement. In addition, the settlement with the United States Department of Justice could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. We cannot assure that the costs of defending or resolving any such investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.
Compliance reviews, the results of which may be required to be disclosed to the Monitor, the United States Department of Justice, and the OIG-HHS under the under the terms of the DPA and CIA, may uncover violations of law, including strict liability provisions of the federal Food, Drug and Cosmetic Act that could lead to adverse action by the FDA or others.
Pursuant to Paragraph 20 of the DPA, WMT must provide written notices to the independent monitor and the USAO if it uncovers “credible evidence of violations of 21 U.S.C. § 331,” a strict liability provision of the federal Food, Drug and Cosmetic Act. WMT must also provide such notices to the OIG-HHS. At the direction of our Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. Among other things, WMT has conducted a compliance review of its clinical and regulatory affairs operations, and may conduct further reviews on an ongoing periodic basis. Based on WMT's ongoing compliance reviews, there is a risk that WMT will uncover “credible evidence of violations of 21 U.S.C. § 331” and that, upon receiving notice of such violations, the FDA or others could take adverse actions against WMT.
Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.
We obtain premarket clearance under Section 510(k) of the FDC Act for certain products we market in the United States. We have modified some of our products and product labeling since obtaining 510(k) clearance under the view that these modifications did not require new 510(k) notifications. If any such modifications are determined to have required new 510(k) notifications, and we are required to submit new notifications for such products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) modification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require clinical data to be submitted for 510(k) clearance more regularly or may require the more costly, lengthy and uncertain PMA application process. Products that are approved through a PMA application generally need FDA approval before they can be modified. See “Business — Government Regulation.”
The European Union and many of our world markets rely on the CE-Mark as the path to market our products.
The European Medical Device Directive requires that many of our products which bear the CE-Mark be supported by post market clinical data. We are in the process of implementing systems and procedures to control this activity in order to comply with these requirements, including establishing contractual relationships with the HCP clinical study sites in accordance with our internal compliance requirements. We intend to obtain the needed clinical data to support our marketed products, but there can be no assurance that European regulators will accept the results. This could potentially impact business performance.
Product liability lawsuits could harm our business.
The manufacture and sale of medical devices exposes us to significant risk of product liability claims. We are experiencing increased product liability claims related to our PROFEMUR® titanium modular necks in North America.
Further, we are experiencing increased product liability claims associated with our metal-on-metal hip products, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We believe we have data that proves the efficacy and safety of our metal-on-metal hip products, and we intend to vigorously defend ourselves in these matters. Legal defenses are costly, regardless of the outcome; we may experience increased legal expenses as we defend ourselves in these matters.
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
A significant portion of our product sales are made through independent distributors and sales agents who we do not control.
A significant portion of our product sales are made through independent sales representatives and distributors. Because the independent distributor often controls the customer relationships within its territory, there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost. Also, because we do not control a distributor's field sales agents, there is a risk we will be unable to ensure that our sales processes and priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes and priorities, this could have an adverse affect on our operations. In the past, we have experienced turnover within our independent distributor organization. This did adversely affect short term financial results as we transitioned to direct sales employees or new independent representatives. While we believe these transitions were managed effectively, there is a risk that future transitions could have a greater adverse affect on our operations than we have previously experienced. In particular, we plan to aggressively transition a portion of our U.S. independent distributor foot and ankle product territories to a direct sales model.  We believe our plan to effectuate this transition can be implemented within acceptable levels of cost and short term business disruption. However, there is a risk that our transition plan will be more costly and disruptive than presently anticipated, which could have a material adverse affect on our business and operations.
If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget.
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremity products and one supplier of ceramics for use in our hip products.
Our Biologic product line includes a single sourced supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. In addition, certain biologic products depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2012, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.
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
The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA, European Union and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring 510(k) clearance or PMA approval. All tissue-based products are subject to extensive FDA regulation, including establishment of registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements addressing sub-contracted tissue services, traceability to the recipient/patient and donor records review. If a tissue-based product is considered human tissue, FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Clinical data or review of safety and efficacy is not required before the tissue can be marketed. However, if tissue is considered a medical device or biologic drug, then FDA clearance or approval is required.
Additionally, our biologics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the National Organ Transplant Act (NOTA). NOTA prohibits the sale of human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue. We currently charge our customers for these expenses. In the future, if NOTA is amended or reinterpreted, we may not be able to charge these expenses to our customers, and, as a result, our business could be adversely affected.
Our principal allograft-based biologics offerings include ALLOMATRIX®, GRAFTJACKET® and IGNITE® products.
If we fail to compete successfully in the future against our existing or potential competitors, our sales and operating results may be negatively affected, and we may not achieve future growth.
The markets for our products are highly competitive and dominated by a small number of large companies. We may not be able to meet the prices offered by our competitors or to offer products similar to or more desirable than those offered by our competitors. See “Business — Competition.”
We derive a significant portion of our sales from operations in international markets that are subject to political, economic and social instability.
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of eight direct sales territories and approximately 80 stocking distribution partners, which combined employ approximately 750 sales representatives who sell in approximately 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For the year ended December 31, 2011, 42% of our net sales were derived from our international operations and 40% and 39% in each of 2010 and 2009. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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
As of December 31, 2011 and 2010, the balance due from our stocking distributor in Turkey was $6.8 million and $8.9 million, or 4.8% and 5.8% of our gross accounts receivable balance, respectively, a significant portion of which was past due. As of December 31, 2011 and 2010, our recorded allowance for doubtful accounts for potential losses related to this trade receivable was $6.2 million and $5.6 million, respectively.
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
The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. We are currently involved in an intellectual property lawsuit with Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (Stryker), each a subsidiary of Stryker Corporation, where it is alleged that our LINEAGE® Acetabular Cup System and our DYNASTY® Acetabular Cup System infringe one of Howmedica and Stryker’s patents. See “Legal Proceedings” for more information regarding this lawsuit.
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
If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products, or our products could become obsolete, and our business would suffer.
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
We maintain contractual relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development and in the training of surgeons on the safe and effective use of our products. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines as well as providing high quality training on those products. If we are unable to maintain these relationships, our ability to develop and market new and improved products and train on the use of those products could decrease, and future operating results could be unfavorably affected.
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
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices following December 31, 2012. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these federal and state health reforms will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.
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
If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.
We sell our products to hospitals and other healthcare providers, which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. If our products are not considered cost-effective by third-party payors, our customers may not be reimbursed for our products.
In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products. If third-party payors reduce reimbursement levels to hospitals and other healthcare providers for our products, demand for our products may decline, or we may experience pressure to reduce the prices of our products, which could have a material adverse effect on our sales and results of operations.
Outside of the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which our products are sold, government-managed healthcare systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.
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
If we cannot retain our key personnel, we will not be able to manage and operate successfully, and we may not be able to meet our strategic objectives.
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
If a natural or man-made disaster strikes our manufacturing facility, we could be unable to manufacture our products for a substantial amount of time, and our sales could be disrupted.
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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Approximately 31%, 29% and 28% of our total net sales were denominated in foreign currencies during the years ended December 31, 2011, 2010 and 2009, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Our international net sales were favorably impacted by the impact of foreign currency fluctuations of approximately $10.5 million in 2011, compared to the favorable impact of $1.5 million in 2010, and the unfavorable impact of $3.0 million in 2009. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
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
We may be unable to maintain our current level of debt in order to meet covenants in our senior credit facility or unable to raise the funds necessary to refinance our senior credit facility when it becomes due.
We currently have $144.4 million of debt outstanding under our senior credit facility and $29.1 million of debt outstanding under our 2.625% Convertible Senior Notes due 2014 (Notes).
Our senior credit facility contains a number of financial and operating covenants, including a covenant to maintain a specified ratio of a measure of certain funded indebtedness (excluding subordinated indebtedness) to a measure of EBITDA (as EBITDA is defined in our credit facility) and a covenant to maintain a specified ratio of a measure of EBITDA to a measure of fixed charges. In order to meet these covenants, we may be required to repay a portion of the debt outstanding under our senior credit facility. Further, maintaining compliance with these covenants may make it more difficult to pursue strategic acquisitions.
At maturity in 2014, the entire outstanding principal amount of the Notes will become due and payable. In addition, upon the occurrence of a fundamental change event, holders of Notes may require us to purchase their Notes. A fundamental change event includes (1) a change in ownership, (2) a consummation of a recapitalization, reclassification, or change of common stock, share exchange or a consolidation or merger, (3) the first day the majority of our board of directors does not consist of continuing directors, (4) stockholder approval of any plan or proposal for liquidation of Wright, or (5) when our common stock ceases to be listed on the national securities exchange in the United States, except as a result of a merger, tender offer or exchange offer for our common stock. Additionally, the principal amount of the Notes will become due upon an uncured or unwaived default in our senior credit facility. Our failure to purchase tendered Notes at a time when the purchase is required by the indenture would constitute a default under the indenture, which in turn would constitute an event of default under our senior credit facility or under other future agreements governing our indebtedness at such time.
Our senior credit facility expires in 2016. We may be unable to secure new financing in the future to repay the outstanding debt balance at that time.
Potential stockholder litigation may result in financial losses or harm our reputation and may divert management resources.
Although, to our knowledge, no stockholder complaints have been filed, it is possible that litigation could be brought by stockholders, including private securities litigation and stockholder derivative suits, that if initiated, could divert management’s attention, harm our business and/or reputation, and result in significant liabilities.
Recent restructuring efforts could adversely affect our operations and financial results.
In September 2011, we announced plans to implement a cost restructuring plan to foster growth, to enhance profitability and cash flow and build stockholder value. We have implemented, and are continuing to implement, numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our international product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. With respect to these restructuring activities, including those in process, we may experience:

•	higher costs of restructuring than we anticipated;

•	difficulties in completing all restructuring activities within the budgeted time;

•	diversion of our management's time and attention from other business concerns;

•	loss of customers; or

•	lower than expected future benefits due to unforeseen or changing business conditions.
If we experience any or all of the foregoing, our operations and financial results could be adversely affected.
Conversion of our Convertible Senior Notes due 2014 into common stock could result in dilution to our stockholders.
We have $29.1 million outstanding of our 2.65% Convertible Senior Notes due 2014 (Notes), which are convertible at the option of the holder, subject to certain conditions, into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $32.65 per share, subject to adjustment, at any time on or before the close of business on the business day preceding December 1, 2014, the maturity date of the Notes. Beginning December 6, 2011, we may redeem the Notes for cash, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest, if the closing sales price of our common stock has exceeded 140% of the conversion price for at least 20 trading days in any 30-day trading period. In addition, if we experience a fundamental change event, as defined in the note agreement, we may be required to purchase for cash all or a portion of the Notes, at a price equal to 100% of the principal amount of the Notes plus any unpaid and accrued interest. Additionally, if upon a fundamental change event a holder elects to convert its Notes, we may, under certain circumstances, increase the conversion rate for the Notes surrendered. All of the above rights are subject to certain limitations imposed by our credit facility. Any issuance of shares as a result of the conversion of the Notes would result in dilution to our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a manufacturing facility, a warehouse, a distribution center and an administration building with research and development facilities located on more than 50 acres in Arlington, Tennessee. We lease the manufacturing facility, as well as the manufacturing annex from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement that is automatically renewable through 2049 and 2018, respectively. We may exercise an option to purchase either manufacturing facility from the IDB at a nominal price at any time during the lease term. We also own a small facility in Arlington used for pre-production engineering and general production. We lease the warehouse from the IDB under a lease agreement that has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease the distribution center from the IDB under a lease agreement that expires in 2020. We can purchase the property at any time for $1,000. We lease a portion of the administration building from the IDB under a lease agreement that expires on July 8, 2014. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have prepaid, at any time during the lease term. We own another portion of the administrative building that was built in 2004.
Our international operations include warehouse, sales, and administrative facilities located in several countries. Our primary international warehouse is located in a leased facility in the United Kingdom. We have an international research and development facility in Costa Rica. Our sales offices in Italy, the United Kingdom, Belgium, Germany, Japan, Australia and Canada also include warehouse and administrative space.

Item 3. Legal Proceedings.
From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Governmental Inquiries
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
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). Pursuant to the DPA, an independent monitor is reviewing and evaluating WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to our website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
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
On May 4, 2011, our wholly-owned subsidiary Wright Medical Technology, Inc. (WMT) provided written notice to the independent monitor and to the United States Attorney's Office for the District of New Jersey (USAO) of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the Deferred Prosecution Agreement (DPA). On May 5,

2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues we are addressing relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all Company employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; and (iv) clarifying lines of responsibility for making payments to consultants. WMT continues to provide ongoing employee training and to review its relationships with customers, and is developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO has agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011, of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
The Company and the independent monitor continue their investigative activities pursuant to the DPA, and communications amongst WMT and the independent monitor, and other governmental agencies are ongoing. We are unable to predict the ultimate outcome of these activities.
As previously disclosed, at the direction of the Company's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. From time to time, WMT has provided, and may in the future provide, pursuant to Paragraph 20 of the DPA, written notices to the independent monitor and the USAO of “credible evidence of violations of 21 U.S.C. § 331,” a strict liability provision of the federal Food, Drug and Cosmetic Act (and any such notices have been and will be provided to the OIG-HHS). Paragraph 20 of the DPA requires WMT to provide written notice to the independent monitor and the USAO of credible evidence of violations of any criminal statute, regardless of whether any such violations are material. WMT has conducted a review of its clinical and regulatory affairs operations, and may conduct further reviews on an ongoing periodic basis. Although circumstances may change, the Company intends to disclose in its future filings with the Securities and Exchange Commission any additional occasions when WMT provides written notice under Paragraph 20 of the DPA or under the CIA only if such potential violation or violations, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
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
In addition to the USAO and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of the settlements reflected in the DPA and the CIA. In addition, the settlement with the USAO and OIG-HHS could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
Patent Litigation
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (Stryker), each a subsidiary of Stryker Corporation,

filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica and Stryker’s U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our hip product line. We believe, however, that we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
Product Liability
Wright Medical Technology, Inc. has been named as a defendant, in some cases with multiple other defendants, in several lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture or labeling of certain CONSERVE® products rendered the products defective.  The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery.  Because of the similar nature of the allegations made by several plaintiffs, upon motion of one plaintiff, Danny L. James, Sr., the United States Judicial Panel on Multidistrict Litigation in February 2012 transferred certain actions filed in the federal court system related to CONSERVE® products to the United States District Court for the Northern District of Georgia, for consolidated pre-trial management of the cases before a single United States District Court Judge.  The consolidated matter is known as In re: Wright Medical Technology, Inc. Conserve Hip Implant Products Liability Litigation.
Employment Matters
In January and February 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, asserting claims for retaliatory discharge and breach of contract based upon his or her respective Separation Pay Agreement.  In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act.  Mr. Hagan, Mr. Bono and Ms. Napoli each claim that he or she is entitled to attorney fees in addition to other unspecified damages. We intend to vigorously defend each of these lawsuits.  However, since these lawsuits were filed very recently, we have not yet answered their complaints and are unable to assess the likelihood of an unfavorable outcome or estimate a potential range of loss, if any, at this time.

Item 4. Mine Safety Disclosures.

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

	High	Low
Fiscal Year 2010
First Quarter	$19.25	$15.72
Second Quarter	$19.61	$16.00
Third Quarter	$17.70	$13.03
Fourth Quarter	$15.99	$12.98
Fiscal Year 2011
First Quarter	$17.66	$14.44
Second Quarter	$17.35	$14.05
Third Quarter	$18.75	$13.37
Fourth Quarter	$19.05	$13.57
Holders
As of February 16, 2012, there were 588 stockholders of record. As of February 8, 2012, there were an estimated 4,641 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2011 (in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans approved by security holders	2,760	$23.23	2,398
Equity compensation plans not approved by security holders[1]	705	16.15	—
Total	3,465	$21.79	2,398
_________________________________

1
This amount represents options to purchase 705,000 shares of our common stock granted to Robert Palmisano, Julie Tracy and James Lightman during 2011 to induce these executives to commence employment with us. Mr. Palmisano's options will vest and become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, September 17, 2011. Ms. Tracy's and Mr. Lightman's options will vest and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant, October 17, 2011 and December 29, 2011, respectively.

Comparison of Total Stockholder Returns

The graph below compares the cumulative total stockholder returns for the period from December 31, 2006 to December 31, 2011, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2006, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.

Cumulative Total Stockholder Returns Based on Reinvestment of $100.00 Beginning on December 31, 2006

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Wright Medical Group, Inc.	$100.00	$125.30	$87.77	$81.38	$66.72	$70.90
Nasdaq U.S. Companies Index	100.00	108.47	66.35	95.38	113.19	113.81
Nasdaq Medical Equipment Companies Index	100.00	127.15	68.47	99.85	106.48	122.34
Copyright 2012 CRSP Center for Research in Security Prices, University of Chicago, Graduate School of Business. Zacks Investment Research, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data.

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements audited by KPMG LLP. The audited consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 are included elsewhere in this annual report. The audited consolidated financial statements as of December 31, 2009, 2008 and 2007, and for each of the years ended December 31, 2008 and 2007, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations:
Net sales	$512,947	$518,973	$487,508	$465,547	$386,850
Cost of sales (1)	156,906	158,456	148,715	134,377	108,407
Cost of sales — restructuring (2)	2,471	—	—	—	2,139
Gross profit	353,570	360,517	338,793	331,170	276,304
Operating expenses:
Selling, general and administrative (1) (7)	301,588	282,413	270,456	261,396	225,929
Research and development (1)	30,114	37,300	35,691	33,292	28,405
Amortization of intangible assets	2,870	2,711	5,151	4,874	3,782
Restructuring charges (2)	14,405	919	3,544	6,705	16,734
Acquired in-process research and development costs (3)	—	—	—	2,490	—
Total operating expenses	348,977	323,343	314,842	308,757	274,850
Operating income	4,593	37,174	23,951	22,413	1,454
Interest expense (income), net	6,529	6,123	5,466	2,181	(1,252)
Other expense (income), net (4)	4,719	130	2,873	(1,338)	375
(Loss) income before income taxes	(6,655)	30,921	15,612	21,570	2,331
(Benefits) provision for income taxes(5)	(1,512)	13,080	3,481	18,373	1,370
Net (loss) income	$(5,143)	$17,841	$12,131	$3,197	$961
Net (loss) income per share:
Basic	$(0.13)	$0.47	$0.32	$0.09	$0.03
Diluted	$(0.13)	$0.47	$0.32	$0.09	$0.03
Weighted-average number of common shares outstanding — basic	38,279	37,802	37,366	36,933	35,812
Weighted-average number of common shares outstanding — diluted	38,279	37,961	37,443	37,401	36,483

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$153,642	$153,261	$84,409	$87,865	$229,026
Marketable securities	18,099	36,345	86,819	57,614	15,535
Working capital	424,543	426,286	421,647	401,406	417,817
Total assets	754,580	755,239	714,284	692,130	669,985
Long-term liabilities	210,126	212,963	204,919	205,253	207,820
Stockholders’ equity	468,464	470,972	440,408	411,628	388,781

	Year Ended December 31,
	2011	2010	2009	2008	2007
Other Data:
Cash flow provided by (used in) operating activities	$61,441	$73,194	$71,751	$(3,610)	$24,424
Cash flow used in investing activities	(30,560)	(4,173)	(74,956)	(148,942)	(63,841)
Cash flow (used in) provided by financing activities	(30,050)	(198)	532	12,406	209,897
Depreciation	40,227	35,559	32,717	26,462	23,522
Stock-based compensation expense	9,108	13,177	13,191	13,501	16,532
Capital expenditures(6)	46,957	49,038	37,190	61,936	35,042

______________________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cost of sales	$1,412	$1,301	$1,285	$1,244	$2,046
Selling, general and administrative	7,028	9,924	10,077	10,644	12,061
Research and development	668	1,952	1,829	1,613	2,425

(2)
During the year ended December 31, 2011, we recorded pre-tax charges associated with the cost improvement restructuring efforts totaling $16.9 million. During the years ended December 31, 2010, 2009, 2008 and 2007, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon and Creteil, France, totaling $0.9 million, $3.5 million, $6.7 million, and $16.7 million, respectively. See Note 17 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for a detailed discussion of these activities and the associated charges.

(3)	During the year ended December 31, 2008, we recorded $2.5 million of in-process research and development charges associated with our acquisition of Inbone Technologies, Inc.

(4)
During the year ended December 31, 2011, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and transaction costs associated with the tender offer for our convertible notes completed during the first quarter of 2011. See Note 9 to our consolidated financial statements for additional discussion of this charge. During the year ended December 31, 2009, we recorded a $2.6 million write off of the cumulative translation adjustment (CTA) balances from certain subsidiaries following the substantially complete liquidation of these entities. See Note 2 to our consolidated financial statements for additional discussion of this charge.

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

(7)
During the years ended December 31, 2011, 2010, 2009 and 2008, we recorded approximately $12.9 million, $10.9 million, $7.8 million, and $7.6 million of expenses associated with the U.S. government inquiries, respectively, and, in 2011 and 2010, the Deferred Prosecution Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting estimates.

Executive Overview
Company Description. We are a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or been damaged through disease or injury. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as the foot and ankle market, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications. Our extensive foot and ankle product portfolio, our over 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in our being a recognized leader in the foot and ankle market. We have been in business for over 60 years and have built a well-known and respected brand name.
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct research and development, sales and marketing administration, manufacturing, warehousing and administrative activities. Our U.S. sales accounted for 58% of total revenue in 2011. Outside the U.S., we have distribution and administrative facilities in Amsterdam, the Netherlands, and sales and distribution offices in Canada, Japan and throughout Europe. We market our products in approximately 60 countries through a global distribution system that consists of a sales force of approximately 1,150 individuals who promote our products to orthopaedic surgeons and hospitals and other healthcare facilities. At the end of 2011, we had approximately 400 sales associates and independent sales distributors in the U.S., and approximately 750 sales representatives internationally, who were employed through a combination of our stocking distribution partners and direct sales offices.
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
Our extremities product line includes products for both the foot and ankle and the upper extremity markets. Our principal foot and ankle portfolio includes the PRO-TOE® VO Hammertoe System, the CHARLOTTE™ foot and ankle system, the DARCO® family of locked plating systems, the INBONE™ total ankle system, the VALOR™ ankle fusion nail system, and the Swanson line of toe joint replacement products. Our upper extremity portfolio includes the MICRONAIL® intramedullary wrist fracture repair system, the EVOLVE® radial head prosthesis for elbow fractures, the RAYHACK® osteotomy system, and the EVOLVE® Elbow Plating System.
Our biologic products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologic products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® injectable regenerative graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM™ injectable inductive graft.
Our knee reconstruction products position us well in the areas of total knee reconstruction, revision replacement implants and limb preservation products. Our principal knee products are the ADVANCE® knee system, the EVOLUTION™ Medial-Pivot Knee System, and the PROPHECY™ pre-operative navigation guides for knee replacement, and our REPIPHYSIS® implant.
Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Our hip reconstruction products include CONSERVE® family of products, the PROFEMUR® family of hip stems and the DYNASTY™ acetabular cup system.
Significant Business Developments. Net sales declined 1% in 2011, totaling $512.9 million, compared to $519.0 million in 2010, as growth in our extremity product line was offset by declines in our other product lines.
Our 2011 domestic sales were down 5%, as a 7% increase in extremities sales was offset by a 15% decline in biologics sales, a 14% decline in hip sales, and a 4% decline in knee sales. Our U.S. sales were negatively affected by distributor transitions and challenges associated with implementing enhancements to our compliance processes. As anticipated, these challenges have resulted in a slowdown in medical education and research and development projects. Additionally, our U.S. hip and knee sales in particular, continue to be affected by the overall market conditions experienced throughout the industry, including declining procedure volumes and pricing.
Our international sales increased by 4% during 2011 as compared to 2010 driven by favorable foreign currency exchange rates.
In 2011, we had a net loss of $5.1 million, compared to $17.8 million of net income in 2010. This decrease is primarily driven by $16.9 million ($10.7 million net of taxes) of charges related to restructuring and $13.2 million ($8.5 million net of taxes) related to management's estimate of our liability for previous and estimated future fractures of our PROFEMUR® titanium long modular necks in North America, as well as higher levels of costs associated with our Deferred Prosecution Agreement and the impact of our year-over-year sales decline.
In January 2011, we announced the extension of our supply agreement with LifeCell Corporation, a business unit of Kinetic Concepts, Inc. (KCI) for the supply of GRAFTJACKET® Regenerative Tissue Matrix through December 2018 for orthopaedic markets. In addition, we entered into an agreement with KCI to license our GRAFTJACKET® brand to KCI for exclusive use in wound markets for $8.5 million plus payments based on future sales of the licensed products.
In February 2011, we announced that we had commenced a tender offer for any and all of our outstanding Convertible Senior Notes. Upon expiration of the tender offer, we used the proceeds from a $150 million borrowing under a Term Loan facility available under our Senior Credit Facility and cash on hand to fund the purchase of all $170.9 million of the Notes validly tendered in the tender offer and not withdrawn prior to the expiration date. Following the closing of the tender offer, $29.1 million aggregate principal amount of the Notes remain outstanding.
During 2011, we made the following executive management changes:

•
Chief Executive Officer: On April 5, 2011, we announced that our Board of Directors elected David D. Stevens, the Chairman of our Board of Directors, as interim President and Chief Executive Officer, replacing Gary D. Henley, who resigned as President and Chief Executive Officer, and as a director. On September 19, 2011, we announced that our Board of Directors appointed Robert J. Palmisano as President and Chief Executive Officer, effective September 17, 2011. Mr. Stevens remains the Chairman of our Board of Directors.

•
General Counsel: On May 4, 2011, Raymond C. Kolls, Senior Vice President, General Counsel and Secretary resigned. On December 29, 2011, we announced that James A. Lightman was named General Counsel and Secretary effective immediately.

•
Chief Compliance Officer: On August 16, 2011, Lisa L. Michels, Vice President and Chief Compliance Officer resigned from the Company effective immediately. On January 30, 2012, we announced that Daniel Garen was named Senior Vice President and Chief Compliance Officer effective immediately.

•
Other changes: On April 5, 2011, we announced that Frank S. Bono, Senior Vice President and Chief Technology Officer, was terminated for inappropriate regard for our compliance program. Effective May 3 and 4, 2011, Alicia M. Napoli, Vice President, Clinical & Regulatory Affairs, and Cary P. Hagan, Sr. Vice President, Commercial Operations - Europe, Middle East and Africa, respectively, resigned from the Company.

In September 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We currently estimate the total cost associated with this plan to range from approximately $18 million to $25 million. During 2011, we recognized $16.9 million of restructuring charges in total, primarily for severance obligations, contract termination costs, and non-cash asset impairment charges, as well as excess and obsolete inventory provisions. See Note 17 to our consolidated financial statements for further discussion of our restructuring charges.
In September 2011, we announced that we reached an agreement with the United States Attorney’s Office for the District of New Jersey (USAO) under which we voluntarily agreed to extend the term of the DPA for 12 months. We also agreed with the OIG-HHS to an amendment to the CIA under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. See Note 18 to our condensed consolidated financial statements for further discussion of our DPA and CIA amendments.
In October 2011, we acquired the patented CCI® Evolution Mobile Bearing Total Ankle Replacement system of Van Straten Medical B.V. for approximately $7.0 million. See Note 3 to our condensed consolidated financial statements for further discussion of this acquisition.
Opportunities and Challenges. We believe that we have an opportunity to transform our business to increase our foot and ankle revenue growth rates and increase our cash generation through significant reduction of our inventories. In order to increase our foot and ankle growth rates, we plan to make changes in 2012 to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct sales representation, substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies, and implementing steps to significantly reduce inventories over the next several years.
These transformational changes for our business will require significant investment in 2012, which will negatively impact our sales results of operations in 2012. However, we believe these investments will improve the performance of our business in the longer term.
We believe that our U.S. businesses will continue to be unfavorably affected by distributor transitions and challenges associated with implementing enhancements to our compliance processes. Further, we expect that our U.S. and international businesses will continue to be unfavorably affected by the market conditions being experienced throughout the hip and knee industry, including procedural growth rates below historical levels and pricing declines.
Beginning in 2013, we will be subject to a 2.3% excise tax on U.S. sales of medical devices, as prescribed in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”). The specific regulations on this tax are still in draft form. We believe that the impact of this tax may have a negative impact on our profitability.
Significant Industry Factors. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the United States Food and Drug Administration (FDA). Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and continues to experience pricing pressures, specifically in the areas of reconstructive joint devices.
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
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). Pursuant to the DPA, an independent monitor is reviewing and evaluating WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to our website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
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
On May 4, 2011, our wholly-owned subsidiary Wright Medical Technology, Inc. (WMT) provided written notice to the independent monitor and to the United States Attorney's Office for the District of New Jersey (USAO) of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the Deferred Prosecution Agreement (DPA). On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues WMT is addressing relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all Company employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; and (iv) clarifying lines of responsibility for making payments to consultants. WMT continues to provide ongoing employee training and to review its relationships with customers, and is developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO has agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. WMT also agreed with the OIG-HHS to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
As previously disclosed, at the direction of the Company's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. From time to time, WMT has provided, and may in the future provide, pursuant to Paragraph 20 of the DPA, written notices to the independent monitor and the USAO of “credible evidence of violations of 21 U.S.C. § 331,” a strict liability provision of the federal Food, Drug and Cosmetic Act (and any such notices have been and will be provided to the OIG-HHS). Paragraph 20 of the DPA requires WMT to provide written notice to the independent monitor and the USAO of credible evidence of violations of any criminal statute, regardless of whether any such violations are material. WMT has conducted a review of its clinical and regulatory affairs operations, and may conduct further reviews on an ongoing periodic basis. Although circumstances may change, the Company intends to disclose in its future filings with the Securities and Exchange Commission any additional occasions when WMT provides written notice under Paragraph 20 of the DPA or under the CIA only if such potential violation or violations, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
Under the DPA, the Company and the independent monitor perform their investigative activities, and communications amongst WMT and the independent monitor, and other governmental agencies are ongoing. We are unable to predict the ultimate outcome of these activities.
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
In addition to the USAO and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of the settlements reflected in the DPA and the CIA. In addition, the settlement with the USAO and OIG-HHS could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
The successful implementation of our enhanced compliance program requires the full and sustained cooperation of our employees, distributors, and sales agents as well as the healthcare professionals with whom they interact. These efforts may require increased expenses and additional investments. We may also encounter inefficiencies in the implementation of our new compliance enhancements, including delays in medical education, research and development projects, and clinical studies, which may unfavorably impact our business and our relationships with customers. In addition, the 12 month extension of the DPA and the associated monitorship will result in continued expenses associated with the monitor and may result in a further diversion of management time and attention from business issues which could have a negative impact on our financial performance.
A detailed discussion of these and other factors is provided in “Risk Factors.”

Results of Operations
Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Net sales	$512,947	100.0%	$518,973	100.0%
Cost of sales	156,906	30.6%	158,456	30.5%
Cost of sales - restructuring	2,471	0.5%	—	—%
Gross profit	353,570	68.9%	360,517	69.5%
Operating expenses:
Selling, general and administrative	301,588	58.8%	282,413	54.4%
Research and development	30,114	5.9%	37,300	7.2%
Amortization of intangible assets	2,870	0.6%	2,711	0.5%
Restructuring charges	14,405	2.8%	919	0.2%
Total operating expenses	348,977	68.0%	323,343	62.3%
Operating income	4,593	0.9%	37,174	7.2%
Interest expense, net	6,529	1.3%	6,123	1.2%
Other expense, net	4,719	0.9%	130	0.0%
(Loss) income before income taxes	(6,655)	(1.3)%	30,921	6.0%
(Benefit) Provision for income taxes	(1,512)	(0.3)%	13,080	2.5%
Net (loss) income	$(5,143)	(1.0)%	$17,841	3.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2011	2010	% Change
Hip products	$173,201	$176,687	(2.0)%
Knee products	123,988	128,854	(3.8)%
Extremity products	135,476	124,490	8.8%
Biologics products	69,409	79,231	(12.4)%
Other	10,873	9,711	12.0%
Total net sales	$512,947	$518,973	(1.2)%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2011 and 2010:
Product Line Sales as a Percentage of Total Net Sales

2011	2010

Net sales. Our U.S. net sales totaled $295.9 million in 2011 and $310.0 million in 2010, representing approximately 58% of total net sales in 2011, 60% of total net sales in 2010 and a 5% decrease in 2011 compared to 2010. Our international net sales totaled $217.0 million in 2011, a 4% increase as compared to net sales of $209.0 million in 2010. Our 2011 international net sales included a favorable foreign currency impact of approximately $10.6 million when compared to 2010 net sales. The favorable currency impact and a 7% increase in sales in Japan were partially offset by a 5% decrease in sales in Europe.
Our hip product net sales totaled $173.2 million in 2011, representing a 2% decrease over 2010. This decrease is attributable to a 14% decline in U.S. hip sales, driven by an 11% decline in unit sales. The remaining decrease was driven by a decline in average selling prices. International hip sales increased by 6%, attributable to a $6.4 million favorable currency impact compared to 2010.
Net sales of our knee products totaled $124.0 million in 2011, representing a decrease of 4% over 2010. In the U.S., knee sales decreased 4% over 2010 due primarily to decreased average selling prices. Internationally, knee sales decreased 4% in 2011 over 2010, primarily due to lower unit sales, which was partially offset by a favorable currency impact of $2.0 million.
Our extremity product net sales increased to $135.5 million in 2011, representing growth of 9% over 2010. This increase was primarily driven by our U.S. extremity business, which increased 7%, due primarily to our PRO-TOE™ VO Hammertoe Fixation System, launched in the first quarter of 2011, as well as the continued success of our INBONE™ products and our VALOR™ ankle fusion nail system, launched in the 2nd quarter of 2010. International extremity sales growth of 15% was primarily due to the continued success of our DARCO plating system as well as a favorable currency impact of $1.4 million.
Net sales of our biologic products totaled $69.4 million in 2011, which declined by 12%, as compared to 2010. Our U.S. biologics sales decreased 15% compared to 2010, primarily due to the license agreement entered into with KCI during the first quarter of 2011.
Cost of sales. Our cost of sales as a percentage of net sales increased slightly in 2011 compared to 2010 from 30.5% to 30.6% as increased provisions for excess and obsolete inventory were mostly offset by favorable manufacturing expenses and favorable currency exchange rates.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume and currency exchange rates. During 2012, cost of sales may increase due to expenses associated with lower levels of production volume and higher levels of excess and obsolete inventory provisions as we implement our strategy for significantly reducing inventories.
Cost of sales - restructuring. In 2011, we recorded charges of $2.5 million (0.5% of net sales) for excess and obsolete inventory provisions associated with product optimization as we reduce the size of our international product portfolio.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 58.8%

and 54.4% in 2011 and 2010, respectively. Selling, general and administrative expense for 2011 included $7.0 million of non-cash, stock-based compensation expense (1.4% of net sales), $12.9 million of costs associated with our U.S. government inquiries and our DPA (2.5% of net sales), and a provision of $13.2 million recognized during the quarter ended September 30, 2011, for management's estimate of our total liability for claims associated with previous and estimated future fractures of our titanium PROFEMUR® long modular necks in North America (2.6% of net sales). During 2010, selling, general and administrative expense included $9.9 million of non-cash, stock-based compensation expense (1.9% of net sales) and $10.9 million of costs associated with our U.S. government inquiries and our DPA (2.1% of net sales). The increase in selling, general and administrative expense as a percentage of sales is primarily attributable to the provision recorded for product liability discussed above, as well as increased spending on our global compliance efforts and legal fees, which were partially offset by decreased spending on medical education.
The successful implementation of our enhanced compliance program requires the full and sustained cooperation of our employees, distributors, and sales agents as well as the healthcare professionals with whom they interact. These efforts may require increased expenses. In addition, the 12 month extension of the DPA and the associated monitorship has resulted in continued expenses associated with the monitor. Further, as part of our enhanced compliance program, we are in the process of evaluating our royalty agreements with our physician consultants. If we determine that any of these royalty agreements require termination or amendment, the settlement of such termination or amendment may have a significant impact on our results of operations.
Research and development. Our investment in research and development activities represented 5.9% and 7.2% of net sales in 2011 and 2010, respectively. Our research and development expense included non-cash, stock-based compensation expense of $0.7 million (0.1% of net sales) in 2011, compared to $1.9 million (0.4% of net sales) in 2010. The remaining decrease in research and development expense as a percentage of sales is primarily attributable to decreased spending on research and development activities and clinical studies as we encountered certain inefficiencies associated with the implementation of our enhanced compliance program.
Amortization of intangible assets. Charges associated with amortization of intangible assets totaled $2.9 million in 2011, as compared to $2.7 million in 2010. Based on the intangible assets held at December 31, 2011, we expect to amortize $2.8 million in 2012, $2.4 million in 2013, $2.2 million in 2014, $2.2 million in 2015 and $2.0 million in 2016.
Restructuring Charges. During 2011, we recognized $14.4 million of restructuring charges within operating expenses, primarily for severance obligations and the impairment of long-lived assets. We believe that the remaining restructuring charges of approximately $18 million to $25 million will likely be recorded in the first half of 2012.
Interest expense, net. Interest expense, net, consists of interest expense of $7.0 million and $6.6 million in 2011 and 2010, respectively, primarily from borrowings under the Term Loan for 2011 under our Senior Credit Facility, and our Notes for 2010, offset by interest income of $0.4 million and $0.5 million during 2011 and 2010, respectively, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we realize in 2012 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. Additionally, the amount of interest expense we incur is subject to variability dependent upon the change in London Interbank Offered Rate (LIBOR) rates and our consolidated leverage ratio.
Other expense, net. Other expense, net includes approximately $4.1 million of expenses in 2011 for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of $170.9 million aggregate principal amount of the Notes validly tendered in the tender offer.
(Benefit)/Provision for income taxes. We recorded tax benefit of $1.5 million in 2011 and tax provision of $13.1 million in 2010. Our effective tax rate for 2011 and 2010 was 22.7% and 42.3% respectively. The unfavorable trend in the effective tax rate in 2011 was primarily due to a $1.0 million provision associated with the initial assessments from the examination of our 2008 income tax return by the Internal Revenue Service. Effective January 1, 2012, the research and development credit expired. If this credit is not reinstated, our income tax provision could be unfavorably impacted by less than $1.0 million.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Net sales	$518,973	100.0%	$487,508	100.0%
Cost of sales	158,456	30.5%	$148,715	30.5%
Gross profit	360,517	69.5%	338,793	69.5%
Operating expenses:
Selling, general and administrative	282,413	54.4%	270,456	55.5%
Research and development	37,300	7.2%	35,691	7.3%
Amortization of intangible assets	2,711	0.5%	5,151	1.1%
Restructuring charges	919	0.2%	3,544	0.7%
Total operating expenses	323,343	62.3%	314,842	64.6%
Operating income	37,174	7.2%	23,951	4.9%
Interest expense, net	6,123	1.2%	5,466	1.1%
Other expense, net	130	0.0%	2,873	0.6%
Income before income taxes	30,921	6.0%	15,612	3.2%
Provision for income taxes	13,080	2.5%	3,481	0.7%
Net income	$17,841	3.4%	$12,131	2.5%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2010	2009	% Change
Hip products	$176,687	$167,869	5.3%
Knee products	128,854	122,178	5.5%
Extremity products	124,490	107,375	15.9%
Biologics products	79,231	79,120	0.1%
Other	9,711	10,966	(11.4)%
Total net sales	$518,973	$487,508	6.5%

The following graphs illustrate our product line sales as a percentage of total net sales for the years ended December 31, 2010 and 2009:
Product Line Sales as a Percentage of Total Net Sales

2010	2009

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
From a product line perspective, our net sales growth for 2010 was attributable to increases in our extremity, hip and knee product lines of 16%, 5% and 5%, respectively, while our biologics product line remained flat. During 2010, our extremity sales growth was primarily driven by our U.S. business, which increased 14%, primarily due to the continued success of our INBONE™ total ankle system, our increased sales of our ORTHOLOC™ polyaxial trauma plating system, and increased sales of VALOR ankle fusion nail system. The increase in our hip product sales was driven by increased sales of our PROFEMUR® hip system. Sales of our knee products increased in 2010 compared to the prior year as a result of increased unit sales, which were partially offset by declines in pricing.
Cost of sales. Our cost of sales as a percentage of net sales was 30.5% in both 2009 and 2010. Unfavorable geographic mix shifts, as our more profitable U.S. sales decreased as a percentage of total sales, along with unfavorable pricing in our U.S. hip and knee business were offset by lower levels of excess and obsolete inventory provisions and favorable manufacturing expenses.
Operating expenses. Our total operating expenses, as a percentage of net sales, decreased by 2.3 percentage points to 62.3% in 2010 from 64.6% in 2009, as lower levels of restructuring charges and amortization expenses were partially offset by increased expenses associated with our U.S. government inquires and our DPA. Additionally our 2009 operating expenses included a $5.6 million (1.1% of net sales) provision for potential losses associated with a trade receivable.
Interest expense, net. Interest expense, net, consists of interest expense of $6.6 million and $6.5 million in 2010 and 2009, respectively, primarily from our $200 million of Convertible Senior Notes due 2014 issued in November 2007. This was partially offset by interest income of $0.5 million and $1.0 million during 2010 and 2009, respectively, generated by our invested cash balances and investments in marketable securities. The decline in interest income was due to the overall decline in interest rates on our invested cash balances and investments in marketable securities during 2010.
Other expense, net. Other expense, net, totaled $0.1 million of expense during 2010 compared to $2.9 million of expense during 2009. During 2009, we recognized $2.6 million of expense related to the write-off of the CTA balances for certain subsidiaries that had been substantially liquidated as part of our restructuring of operations in Toulon, France.
Provision for income taxes. Our effective tax rate for 2010 and 2009 was 42.3% and 22.3%, respectively. The increase in our effective tax rate was primarily due to changes in our valuation allowance in both years, higher levels of non-deductible expenses in 2010, primarily due to a portion of the civil settlement payment that is considered not deductible, and the greater impact of certain deductions on our lower income in 2009.

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
Restructuring
On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. We have estimated that total pre-tax restructuring charges will be approximately $18 million to $25 million, of which we recognized $16.9 million in 2011. We expect the remaining charges to be recorded during the first half of 2012. We anticipate that recording the remaining $1 million to $8 million of restructuring expenses could have a material impact on our results of operations in the period incurred; however, we do not expect that the restructuring expenses will have an impact on our financial condition or liquidity. We have realized the benefits from this restructuring within selling, general and administrative expenses and research and development expenses in the fourth quarter of 2011 and expect to achieve additional savings beginning in 2012, partially offset by unfavorable income tax consequences, and incremental expenses associated with senior management changes. In total, our net income will have an approximately $2 million favorable impact beginning in 2012 on an annual basis. Additionally, beginning in 2013, we expect to realize additional benefits within cost of sales, the net income impact of which is approximately $1 million annually. However, the favorable impact from our cost improvement restructuring plan in 2012 will be more than offset by the additional investments we are making in 2012 for the transformational changes discussed above in “Opportunities and Challenges.” See Note 17 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2011	2010
Cash and cash equivalents	$153,642	$153,261
Short-term marketable securities	13,597	19,152
Long-term marketable securities	4,502	17,193
Working capital	424,543	426,286
Line of credit availability	42,000	100,000

In 2010, we began investing in long-term marketable securities with maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of December 31, 2011, the weighted average maturity for these investments was 13 months.
Operating Activities. Cash provided by operating activities totaled $61.4 million, $73.2 million, and $71.8 million in 2011, 2010 and 2009 respectively. The decrease in cash provided by operating activities in 2011 as compared to 2010 was due to decreased profitability, primarily associated with cash paid for restructuring charges of approximately $9.9 million.
In 2010 compared to 2009, the increase in cash from operating activities was primarily due to a decrease in our provision for deferred taxes, which was mostly offset by changes in working capital, primarily due to the decrease in our inventory balance in 2009.
Investing Activities. Our capital expenditures totaled $47.0 million in 2011, $49.0 million in 2010, and $37.2 million in 2009. The increase in 2010 compared to 2009 is attributable to increased spending on manufacturing equipment and surgical instrumentation primarily associated with our recent launch of our EVOLUTION™ medial-pivot knee system, as well as increased spending related to the expansion of our facilities in Arlington, Tennessee. Capital expenditures remained relatively flat in 2011 as decreases in spending on the previously discussed spending on manufacturing equipment and facilities expansion was offset by capital expenditures associated with the upgrade of our enterprise resource planning system. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures in 2012 of approximately $30 million for routine capital expenditures.
Financing Activities. During 2011, cash used in financing activities totaled $30.1 million, compared to cash used in financing activities in 2010 of $0.2 million and cash provided by financing of $0.5 million in 2009. The change is primarily attributable to the payments to fund the purchase of $170.9 million of the Notes validly tendered in the tender offer, mostly offset by the cash proceeds from a $150 million borrowing under the Term Loan.
In 2012, we will make continued payments under our long-term capital leases, including interest, of $1.1 million.
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
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of December 31, 2011, $29.1 million aggregate principal amount of the Notes remain outstanding.
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
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month London Interbank Offered Rate (LIBOR) rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of December 30, 2011, the one month LIBOR was 0.30% and the applicable margin was 2.25%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
In March 2011, we entered into an interest rate swap agreement, which we designated as cash flow hedge of the underlying variable rate obligation on our Term Loan. We did not have any interest rate swap agreements outstanding as of December 31, 2010. See Note 11 for additional information regarding the interest rate swap agreement.
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
Currently, the calculation of our leverage ratio in our Senior Credit facility agreement does not add back cash restructuring charges and expenses associated with our DPA since its extension. In order to ensure compliance with our leverage ratio, it is possible that we may make an additional cash payment of $30 million to $50 million to reduce our debt during 2012. Because the restructuring charges and DPA expenses will not have an ongoing impact on our EBITDA calculation and debt covenant ratios, it is also possible that our Senior Credit facility will be amended to allow these charges as addbacks and therefore, we would not need to make the additional principal payment described above.  However, there can be no assurance the lender will grant these additional modifications to the current debt agreement.
As of December 31, 2011, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. The Company does not intent to repatriate funds.
Contractual Cash Obligations. At December 31, 2011, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2012	2013-2014	2015-2016	After 2016
Amounts reflected in consolidated balance sheet:
Lease obligations(1)	$1,950	$1,080	$867	$3	$—
Convertible Senior Notes(2)	29,111	—	29,111	—	—
Term Loan(3)	144,375	7,500	28,125	108,750	—

Amounts not reflected in consolidated balance sheet:
Operating leases	17,928	8,754	8,002	774	398
Interest on Convertible Senior Notes(4)	2,231	765	1,466	—	—
Interest on Term Loan(5)	12,493	3,562	6,216	2,715
Royalty and consulting agreements	715	147	284	284	—

Total contractual cash obligations	$208,803	$21,808	$74,071	$112,526	$398
_______________________________

(1)	Payments include amounts representing interest.

(2)
Represents long-term debt payment provided holders of the Convertible Senior Notes due 2014 do not exercise the option to convert each $1,000 note into 30.6279 shares of our common stock. Our Convertible Senior Notes are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(3)
Represents payments on the delayed draw term loan (Term Loan), which was used to fund the purchase of the Convertible Senior Notes. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.

(4)	Represents interest on Convertible Senior Notes due 2014 payable semiannually with an annual interest rate of 2.625%.

(5)
Represents interest on the Term Loan, which bears interest at a one month London Interbank Offered Rate (LIBOR) rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of December 30, 2011, the one month LIBOR was 0.30% and the applicable margin was 2.25%. This estimate is subject to uncertainty due to the variable nature of the interest rates. Should interest rates vary significantly, our estimate could be materially different from actual results.

The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2011. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. The royalty and consulting agreements in the above table represent minimum payments under non-cancelable contracts with consultants that are contingent upon future services. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2011. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 18 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2011. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 18 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Contingent consideration of up to $400,000 may be paid related to the acquisition of certain assets associated with the EZ Concept Surgical Device Corporation (EZ Frame). The potential additional cash payments are based on the future financial performance of the acquired assets. Additionally, in accordance with the October 2011 CCI acquisition, we will pay royalties based on sales of the acquired product.
In addition to the contractual cash obligations discussed above, all of our U.S. sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to royalties earned based on product sales.
Additionally, as of December 31, 2011, we had $3.7 million of unrecognized tax benefits recorded within “Other liabilities” in our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 12 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2001, we completed our initial public offering of 7,500,000 shares of common stock, which generated $84.8 million in net proceeds. In 2002, we completed a secondary offering of 3,450,000 shares of common stock, which generated $49.5 million in net proceeds. In 2007, we issued $200 million of 2.625% Convertible Senior Notes due 2014, which generated net proceeds totaling $193.5 million. In 2011, we purchased $170.9 million aggregate principal amount of the notes outstanding which we funded through a delayed draw term loan of $150 million under our senior credit facility and cash on hand.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $153.6 million, our marketable securities balances totaling $18.1 million and available borrowings under the senior credit facility will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2012 of approximately $30 million, and meet our contractual cash obligations in 2012.
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
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $0.2 million and $0.3 million of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2011 and 2010, respectively.

We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $0.5 million and $0.6 million are included as a reduction of accounts receivable at December 31, 2011 and 2010, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
In 2011, we entered into a trademark license agreement (License Agreement) with KCI Medical Resources, a subsidiary of Kinetic Concepts, Inc (KCI). In exchange for $8.5 million, of which $5.5 million was received immediately and $3 million was received in January 2012, the License Agreement provides KCI with a non-transferable license to use our trademarks associated with our GRAFTJACKET® line of products in connection with the marketing and distribution of KCI's soft tissue graft containment products used in the wound care field, subject to certain exceptions. License revenue is being recognized over 12 years on a straight line basis.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $8.5 million and $9.5 million, at December 31, 2011 and 2010, respectively, which includes a $0.6 million provision recorded in 2011, a $1.1 million provision recorded in 2010, and a $5.6 million provision recorded in 2009 for potential losses related to the trade receivable balances of certain of our non-U.S. stocking distributors.
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
Charges incurred for excess and obsolete inventory were $16.7 million, $9.3 million and $12.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Additionally, in 2011, we recorded charges of $2.5 million associated with product optimization in connection with our previously announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value.
Goodwill and long-lived assets. We have approximately $57.9 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have only one reporting unit for purposes of evaluating goodwill for impairment. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting unit using projections of future cash flows. We performed our annual impairment test during the fourth quarter of 2011 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of definite, long-lived assets in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
Product liability claims and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary. In the third quarter of 2011, as a result of an increase in the number and monetary amount of claims associated with fractures of our long PROFEMUR® titanium modular necks, management recorded a provision for current and future claims associated with fractures of this product. See Note 18 to our consolidated financial statements for further description of this provision. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. Our accrual for product liability claims at December 31, 2011 was $23.7 million, of which $23.3 million was for our accrual related to long PROFEMUR® titanium modular necks in North America. We maintain insurance coverage that limits our self-insured risk per policy year, and have recorded an estimate of the probable recovery related to open claims. The estimated insurance proceeds are for current and projected claims through the end of our current coverage period, which ends in August 2012. Our accrual for product liability claims was $1.8 million at December 31, 2010.
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
Our valuation allowance balances totaled $14.3 million and $14.9 million as of December 31, 2011 and 2010, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires the tax effects of an income tax position to be recognized only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 740, Income Taxes. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $3.7 million and $3.2 million as of December 31, 2011 and 2010, respectively. See Note 12 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.
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
Acquisition method accounting. Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 141R, Business Combinations, which significantly changes the accounting for acquired businesses. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 805, Business Combinations (FASB ASC 805). Under this standard, an acquiring entity is required to recognize all assets acquired and liabilities assumed at the acquisition date fair value. Legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. FASB ASC 805 also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. See Note 3 to our consolidated financial statements contained in "Financial Statements and Supplementary Data" for information regarding our acquisitions.
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
Recent Accounting Pronouncements
The FASB has issued several Accounting Standards Updates (ASU) that will be effective in 2012. New guidance on fair value measurements (ASU 2011-04) and on presentation of other comprehensive income (ASU 2011-05) will not have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2011, we have invested short term cash and cash equivalents and marketable securities of approximately $55 million. We believe that a 25 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 25 basis points in interest rates would have an annual impact of $138,000 to our interest income.
We also are exposed to interest rate risk related to our U.S. dollar LIBOR-indexed borrowings of $144.4 million. We have entered into an interest rate swap instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate derivative instrument will fix the interest rate on a portion ($50 million) of our LIBOR-indexed floating-rate borrowings.
Based on our outstanding borrowings at December 31, 2011, a 10% change in interest rates would have impacted the interest expense on the unhedged portion of our debt by an immaterial amount on an annualized basis.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 31% and 29% of our total net sales were denominated in foreign currencies during the years ended December 31, 2011 and 2010, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure.
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
At December 31, 2011, the result of a uniform 10% strengthening in the value of the U. S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $8 million for 2011. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
We do not purchase or hold any market risk instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 23, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:
We have audited the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Memphis, Tennessee
February 23, 2012

Wright Medical Group, Inc. Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2011	December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$153,642	$153,261
Marketable securities	13,597	19,152
Accounts receivable, net	98,995	105,336
Inventories	164,600	166,339
Prepaid expenses	5,916	5,333
Deferred income taxes	40,756	32,026
Other current assets	23,027	16,143
Total current assets	500,533	497,590

Property, plant and equipment, net	160,284	158,247
Goodwill	57,920	54,172
Intangible assets, net	17,731	16,501
Marketable securities	4,502	17,193
Deferred income taxes	3,688	4,125
Other assets	9,922	7,411
Total assets	$754,580	$755,239
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,651	$15,862
Accrued expenses and other current liabilities	55,831	54,409
Current portion of long-term obligations	8,508	1,033
Total current liabilities	75,990	71,304

Long-term debt and capital lease obligations	166,792	201,766
Deferred income taxes	11,589	5,705
Other liabilities	31,745	5,492
Total liabilities	286,116	284,267
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,306,118 shares at December 31, 2011 and 39,171,501 shares at December 31, 2010	384	379
Additional paid-in capital	395,840	390,098
Accumulated other comprehensive income	19,061	22,173
Retained earnings	53,179	58,322
Total stockholders’ equity	468,464	470,972
Total liabilities and stockholders’ equity	$754,580	$755,239

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Net sales	$512,947	518,973	$487,508
Cost of sales [1]	156,906	158,456	148,715
Cost of sales - restructuring	2,471	—	—
Gross profit	353,570	360,517	338,793
Operating expenses:
Selling, general and administrative [1]	301,588	282,413	270,456
Research and development [1]	30,114	37,300	35,691
Amortization of intangible assets	2,870	2,711	5,151
Restructuring charges (Note 17)	14,405	919	3,544
Total operating expenses	348,977	323,343	314,842

Operating income	4,593	37,174	23,951
Interest expense, net	6,529	6,123	5,466
Other expense, net	4,719	130	2,873
(Loss)income before income taxes	(6,655)	30,921	15,612
(Benefit)provision for income taxes	(1,512)	13,080	3,481
Net (loss)income	$(5,143)	$17,841	$12,131

Net (loss)income per share (Note 13):
Basic	$(0.13)	$0.47	$0.32
Diluted	$(0.13)	$0.47	$0.32
Weighted-average number of shares outstanding-basic	38,279	37,802	37,366
Weighted-average number of shares outstanding-diluted	38,279	37,961	37,443
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$1,412	$1,301	$1,285
Selling, general and administrative	7,028	9,924	10,077
Research and development	668	1,952	1,829

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net (loss) income	$(5,143)	$17,841	$12,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,227	35,559	32,717
Stock-based compensation expense	9,108	13,177	13,191
Amortization of intangible assets	2,870	2,711	5,151
Amortization of deferred financing costs	982	1,060	983
Deferred income taxes	(6,969)	9,244	(9,247)
Write off of deferred financing costs	2,926	—	—
Non-cash write-off of cumulative translation adjustment (CTA) balances	—	—	2,643
Excess tax benefit from stock-based compensation arrangements	(23)	(289)	(63)
Provision for losses on accounts receivable	(453)	1,073	5,339
Non-cash restructuring charges	4,924	246	—
Other	1,102	624	832
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	9,056	(4,666)	(4,003)
Inventories	(1,723)	(1,754)	13,049
Prepaid expenses and other current assets	(10,556)	(5,094)	5,953
Accounts payable	(6,398)	1,970	(1,950)
Accrued expenses and other liabilities	21,511	1,492	(4,975)
Net cash provided by operating activities	61,441	73,194	71,751
Investing activities:
Capital expenditures	(46,957)	(49,038)	(37,190)
Acquisition of businesses	(5,639)	(2,923)	(6,785)
Purchase of intangible assets	(1,624)	(1,690)	(1,037)
Maturities of held-to-maturity marketable securities	4,748	—	—
Investment in held-to-maturity marketable securities	—	(4,671)	—
Sales and maturities of available-for-sale marketable securities	38,509	135,219	71,499
Investment in available-for-sale marketable securities	(25,097)	(81,070)	(101,443)
Proceeds from sale of assets	5,500	—	—
Net cash used in investing activities	(30,560)	(4,173)	(74,956)
Financing activities:
Issuance of common stock	540	663	680
Financing under factoring agreement, net	—	—	(58)
Payments of long term borrowings	(6,832)	(1,150)	(153)
Redemption of convertible senior notes	(170,889)	—	—
Proceeds from long term borrowings	150,000	—	—
Payments of deferred financing costs	(2,892)	—	—
Excess tax benefit from stock-based compensation arrangements	23	289	63
Net cash (used in) provided by financing activities	(30,050)	(198)	532

Effect of exchange rates on cash and cash equivalents	(450)	29	(783)

Net increase (decrease) in cash and cash equivalents	381	68,852	(3,456)

Cash and cash equivalents, beginning of year	153,261	84,409	87,865

Cash and cash equivalents, end of year	$153,642	$153,261	$84,409
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years Ended December 31, 2009, 2010 and 2011 (In thousands, except share data)

	Common Stock, Voting		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2008	38,021,961	$372	$364,594	$28,350	$18,312	$411,628
2009 Activity:
Net income	—	—	—	12,131	—	12,131
Foreign currency translation	—	—	—	—	2,398	2,398
Unrealized loss on marketable securities	—	—	—	—	(438)	(438)
Minimum pension liability adjustment	—	—	—	—	(9)	(9)
Total comprehensive loss						14,082
Write-off of cumulative translation adjustment (CTA) balances	—	—	—	—	2,643	2,643
Issuances of common stock	64,446	—	680	—	—	680
Grant of non-vested shares of common stock	718,010	—	—	—	—	—
Cancellation of non-vested shares of common stock	(147,971)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	12,436	2	(2)	—	—	—
Tax benefits (deficits) realized from stock based compensation arrangements	—	—	(1,892)	—	—	(1,892)
Stock-based compensation	—	—	13,267	—	—	13,267
Balance at December 31, 2009	38,668,882	$374	$376,647	$40,481	$22,906	$440,408
2010 Activity:
Net income	—	—	—	17,841	—	17,841
Foreign currency translation	—	—	—	—	(826)	(826)
Unrealized gain on marketable securities	—	—	—	—	75	75
Minimum pension liability adjustment	—	—	—	—	18	18
Total comprehensive income						17,108
Issuances of common stock	79,976	1	662	—	—	663
Grant of non-vested shares of common stock	504,999	—	—	—	—	—
Cancellation of non-vested shares of common stock	(110,540)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	28,184	4	(4)	—	—	—
Tax benefits (deficits) realized from stock based compensation arrangements	—	—	(424)	—	—	(424)
Stock-based compensation	—	$—	$13,217	$—	$—	$13,217
Balance at December 31, 2010	39,171,501	$379	$390,098	$58,322	$22,173	$470,972

Wright Medical Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Continued)
For the Years Ended December 31, 2009, 2010 and 2011
(In thousands, except share data)

	Common Stock, Voting		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
2011 Activity:
Net loss	—	—	—	(5,143)	—	(5,143)
Foreign currency translation	—	—	—	—	(2,102)	(2,102)
Unrealized loss on derivative instruments, net of $600 taxes	—	—	—	—	(1,014)	(1,014)
Unrealized loss on marketable securities	—	—	—	—	(33)	(33)
Minimum pension liability adjustment	—	—	—	—	37	37
Total comprehensive loss						(8,255)
Issuances of common stock	45,518	1	539	—	—	540
Grant of non-vested shares of common stock	403,084	—	—	—	—	—
Cancellation of non-vested shares of common stock	(354,774)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	40,789	4	(4)	—	—	—
Tax benefits (deficits) realized from stock based compensation arrangements	—	—	(3,869)	—	—	(3,869)
Stock-based compensation	—	—	9,076	—	—	9,076
Balance at December 31, 2011	39,306,118	$384	$395,840	$53,179	$19,061	$468,464

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
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, the evaluation of goodwill and long-lived assets, product liability claims and other litigation, income taxes, stock-based compensation, accounting for business combinations, and accounting for restructuring charges.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $16.7 million, $9.3 million, and $12.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Additionally, in 2011, we recorded charges of approximately $2.5 million associated with the cost restructuring announced in the third quarter of 2011 for the reduction of the size of our international product portfolio.
Product Liability Claims and Other Litigation. In the third quarter of 2011, as a result of an increase in the number of claims associated with fractures of our long PROFEMUR® titanium modular necks in North America and an increase in the monetary amount of those claims, management recorded a provision for current and future claims associated with fractures of this product. See Note 18 for further description of this provision.
Future revisions in our estimates of these provisions could materially impact our results of operations and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate.
We are also involved in legal proceedings involving other product liability claims and contract, patent protection and other matters. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss can be developed. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established. Our accrual for product liability claims at December 31, 2011 was $23.7 million, of which $23.3 million was for our accrual related to long PROFEMUR® titanium modular necks in North America. We maintain insurance coverage that limits our self-insured risk per policy year, and have recorded an estimate of the probable recovery related to open claims. The estimated insurance proceeds are for current and projected claims through the end of our current coverage period, which ends in August 2012. Our accrual for product liability claims was $1.8 million at December 31, 2010. We recognize legal fees as an expense in the period incurred.
Property, Plant and Equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Accordingly, during the fourth quarter of 2011, we evaluated goodwill for impairment and determined that the fair value of our reporting unit exceeded its carrying value, indicating that goodwill was not impaired. Based on our single business approach to decision-making, planning and resource allocation, management has determined that we have only one reporting unit for purposes of evaluating goodwill for impairment.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values This method of amortization approximates the expected future cash flow generated from their use. Definite lived intangibles are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships and other intangible assets are 10 years, 10 years, 7 years, 11 years, 10 years and 6 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 10 years. Additionally, we have three indefinite lived trademarks and one in-process research and development (IPRD) intangible asset. These indefinite lived intangible assets are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB ASC Section 350, Intangibles - Goodwill and Other.
Valuation of Long-Lived Assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. We account for the impairment of long-lived assets in accordance with FASB ASC 360. Accordingly, we evaluate impairment of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If it is determined that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset is impaired, an adjustment would be charged to income based on the difference between the asset’s fair market value and the asset's carrying value.
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
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $8.5 million and $9.5 million at December 31, 2011 and 2010, respectively, which includes a $0.6 million provision recorded in 2011 and $5.6 million recorded in 2009 for potential losses related to the trade receivable balance of our stocking distributor in Turkey.
Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of December 31, 2011 and 2010, the balance due from our stocking distributor in Turkey was $6.8 million and $8.9 million, respectively. As of December 31, 2011 and 2010, we have recorded an

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

allowance for doubtful accounts of $6.2 million and $5.6 million , respectively, for potential losses related to the trade receivable.
In addition to the stocking distributor in Turkey, our next ten largest international stocking distributors have net trade receivable balances totaling approximately $15.3 million as of December 31, 2011. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes, and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy and one supplier for the silicone elastomer used in some of our extremity products, and one supplier of ceramics for use in our hip products. For certain human biologic products, we depend on one supplier of demineralized bone matrix (DBM) and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograph bone wedge product. Porcine biologic soft tissue graft, BIOTAPE® XM relies on a single source supplier as well. We maintain adequate stock from these suppliers in order to meet market demand.
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
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $0.2 million and $0.3 million of deferred revenue related to these types of agreements was recorded at December 31, 2011 and 2010, respectively.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of $0.5 million and $0.6 million is included as a reduction of accounts receivable at December 31, 2011 and 2010, respectively.
In 2011, we entered into a trademark license agreement (License Agreement) with KCI Medical Resources, a subsidiary of Kinetic Concepts, Inc (KCI). In exchange for $8.5 million, of which $5.5 million was received immediately and the remaining $3 million was received in January 2012, the License Agreement provides KCI with a non-transferable license to use our trademarks associated with our GRAFTJACKET® line of products in connection with the marketing and distribution of KCI's soft tissue graft containment products used in the wound care field, subject to certain exceptions. License revenue is being recognized over 12 years on a straight line basis.
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

net sales. Costs incurred related to shipping and handling of products are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses.
Research and Development Costs. Research and development costs are charged to expense as incurred.
Foreign Currency Translation. The financial statements of our international subsidiaries whose functional currency is the local currency are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income in stockholders’ equity. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other expense, net” in our consolidated statement of operations.
In accordance with FASB ASC Section 830, Foreign Currency Matters, we are required to recognize the cumulative translation adjustment (CTA) balance from stockholders’ equity upon the complete or substantially complete liquidation of a foreign subsidiary. During 2009, we wrote-off approximately $2.6 million from the CTA balance for the substantially complete liquidation of two of our French subsidiaries and our subsidiary in Spain. This net cumulative foreign currency loss is included in “Other expense, net” in our consolidated statements of operations.
Pension Benefits. Our subsidiary in Japan provides benefits to employees under a plan that we account for as a defined benefit plan in accordance with FASB ASC Section 715, Compensation — Retirement Benefits. This plan is unfunded and determining the minimum pension liability requires the use of assumptions and estimates, including discount rates and mortality rates, and actuarial methods. Our minimum pension liability totaled $2.3 million and $2.2 million as of December 31, 2011 and 2010, respectively.
Comprehensive Income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our net income and our comprehensive income is attributable to foreign currency translation, unrealized gains and losses (net of taxes) on our derivative instrument, adjustments to our minimum pension liability, and unrealized gains and losses on our available-for-sale marketable securities.
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
We recorded stock-based compensation expense of $9.1 million for the year ended December 31, 2011, and $13.2 million during both of the years ended 2010 and 2009. See Note 15 for further information regarding our stock-based compensation assumptions and expenses.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value of these financial instruments at December 31, 2011 and 2010 due to their short maturities or variable rates.
The carrying amount of debt outstanding pursuant to our credit facility approximates fair value as interest rates on these instruments approximate current market rates. See Note 9 for additional information regarding the credit facility.
The $29.1 million of our convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $27 million at December 31, 2011 based on a limited number of trades and does not necessarily represent the value at which the entire convertible note portfolio can be retired.
FASB ASC Section 820, Fair Value Measurements and Disclosures requires fair value measurements be classified and disclosed in one of the following three categories:

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
During the quarter ended March 31, 2011, we corrected an immaterial error in the footnotes to our 2010 Form 10-K related to the fair value hierarchy classification of certain available-for-sale marketable securities. As of December 31, 2010, municipal debt securities, U.S. agency debt securities, and corporate debt securities with fair values of $0.9 million, $14.5 million, and $3.2 million, respectively, all of which are Level 2 fair value measurements, were incorrectly classified as Level 1 fair value measurements. The table below has been corrected to reflect the appropriate fair value hierarchy classification as of December 31, 2010. This error is not considered material to the 2010 consolidated financial statements.
The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2011
Assets
Cash and cash equivalents	$153,642	$153,642	$—	$—
Available-for-sale marketable securities
Municipal debt securities	508	—	508	—
U.S. agency debt securities	2,498	—	2,498	—
Corporate debt securities	15,093	—	15,093	—
Total available-for-sale marketable securities	18,099	—	18,099	—

	$171,741	$153,642	$18,099	$—
Liabilities
Interest rate swap	1,662	—	1,662	—
Contingent consideration	1,704	—	—	1,704
	$3,366	$—	$1,662	$1,704

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2010
Assets
Cash and cash equivalents	$153,261	$153,261	$—	$—
Available-for-sale marketable securities
Municipal debt securities	897	—	897	—
U.S. agency debt securities	14,511	—	14,511	—
Certificates of deposits	38	—	38	—
Corporate debt securities	3,183	—	3,183	—
U.S. government debt securities	13,045	13,045	—	—
Total available-for-sale marketable securities	31,674	13,045	18,629	—

Held-to-maturity time deposits	4,671	—	4,671	—
	$189,606	$166,306	$23,300	$—
Liabilities
Contingent consideration	356	—	—	356
	$356	$—	$—	$356

As part of the acquisition of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame (EZ Frame acquisition), completed in 2010, we may be obligated to pay contingent consideration of up to $0.4 million upon the achievement of certain revenue milestones. The $0.4 million fair value of the contingent consideration as of the acquisition date was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. This obligation is included in current liabilities in our 2011 consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in our consolidated statements of operations.
As part of the acquisition of CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2011, we recorded a contingent liability for royalty payments associated with future sales of this product. The $1.3 million fair value of the contingent consideration as of the acquisition date was determined using a discounted cash flow model and probability adjusted estimates of the future revenues and is classified in Level 3. An obligation of $0.1 million was recorded in current liabilities and an obligation of $1.2 million recorded in long term liabilities in our 2011 consolidated balance sheet. Changes in the fair value of contingent consideration will be recorded in our consolidated statements of operations.
The $1.3 million increase in instruments with Level 3 valuations during 2011 is attributable to the contingent consideration associated with the CCI acquisition in 2011, and a $15,000 loss recognized in earnings related to the change in fair value of the contingent consideration associated with the EZ Frame acquisition.
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
We recorded a net loss of $0.9 million, a net loss of $2.6 million and a net gain of $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, on foreign currency contracts, which are included in “Other expense, net” in our consolidated statements of operations. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, also included in “Other expense, net.” At December 31, 2011 and 2010, we had no foreign currency contracts outstanding.
Additionally, we entered into an interest rate swap to hedge a portion of our variable interest rate obligations. The interest rate swap has been accounted for as a cash flow hedge in accordance with FASB ASC Topic 815. See Note 11 for further disclosure on our interest rate swap.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Reclassifications. Certain prior year amounts in the notes to consolidated financial statements have been reclassified to conform to the current year presentation.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest	$6,162	$5,524	$5,492
Income taxes	$7,006	$6,670	$10,419

In 2011 and 2010, we entered into capital leases of approximately $0.2 million and $2.5 million, respectively. We entered into insignificant amounts of capital leases during 2009.
Recent Accounting Pronouncements. The FASB has issued several Accounting Standards Updates (ASU) that will be effective in 2012. New guidance on fair value measurements (ASU 2011-04) and on presentation of other comprehensive income (ASU 2011-05) will not have a significant impact on our consolidated financial statements.

3. Acquisitions
On October 26, 2011, we completed the acquisition of certain assets of the patented CCI® Evolution Mobile Bearing Total Ankle Replacement system with Van Straten Medical B.V. The purchase consideration consists of a cash payment of $5.6 million and a contingent liability of $1.3 million for estimated future royalty payments. The estimated royalties payments are based on future sales; therefore, we cannot estimate the total amount of contingent consideration that will be paid.
The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Inventory	$388
Property, plant and equipment	149
Intangible assets	6,435
Total assets acquired	$6,972

Of the $6.4 million recognized as intangible assets, $0.1 million was assigned to trademarks (indefinite life), $1.8 million was assigned to completed technology (10 year life), $0.5 million was assigned to other intangible assets (7 year life), and $4.0 million to goodwill. We expect the total amount of goodwill from this transaction to be deductible for tax purposes.

4. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$8,860	$8,962
Work-in-process	19,363	24,723
Finished goods	136,377	132,654
	$164,600	$166,339

5. Marketable Securities
We have historically invested in treasury bills, government and agency bonds, and certificates of deposit with maturity dates of less than 12 months. Our investments in these marketable securities are classified as available-for-sale securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income. In the third quarter of 2010, we invested in a bank

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

deposit with an initial maturity date of 12 months. This investment was classified as held-to-maturity at December 31, 2010 and carried at its amortized cost. Marketable securities are classified as current for those expected to mature or be sold within 12 months and the remaining portion is classified as non-current. The cost of investment securities sold is determined by the specific identification method.
As of December 31, 2011 and 2010, we had current marketable securities totaling $13.6 million and $19.2 million, respectively, consisting of investments in treasury bills, government, municipal and agency bonds, corporate bonds, and certificates of deposits, all of which are valued at fair value using a market approach. In addition, we had noncurrent marketable securities totaling $4.5 million and $17.2 million as of December 31, 2011 and 2010, consisting of investments in municipal, agency, and corporate bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2011
Available-for-sale marketable securities
Municipal debt securities	$507	$1	$—	$508
U.S. agency debt securities	2,500	—	(2)	2,498
Corporate debt securities	15,089	4	—	15,093
Total available-for-sale marketable securities	$18,096	$5	$(2)	$18,099

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2010
Available-for-sale marketable securities
Municipal debt securities	$897	$—	$—	$897
U.S. agency debt securities	14,501	11	(1)	14,511
Certificates of deposits	38	—	—	38
Corporate debt securities	3,176	7	—	3,183
U.S. government debt securities	13,027	18	—	13,045
Total available-for-sale marketable securities	$31,639	$36	$(1)	$31,674

Held-to-maturity time deposits	$4,671	$—	$—	$4,671

Total marketable securities	$36,310	$36	$(1)	$36,345

The maturities of available-for-sale securities at December 31, 2011 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$13,592	$13,597
Due after one year through two years	4,504	4,502
	$18,096	$18,099

6. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 31,
	2011	2010
Land and land improvements	$5,628	$5,469
Buildings	30,543	30,024
Machinery and equipment	74,878	68,401
Furniture, fixtures and office equipment	57,299	42,584
Construction in progress	7,553	13,887
Surgical instruments	177,104	162,781
	353,005	323,146
Less: Accumulated depreciation	(192,721)	(164,899)
	$160,284	$158,247

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2011	2010
Machinery and equipment	$2,663	$2,853
Furniture, fixtures and office equipment	639	405
	3,302	3,258
Less: Accumulated depreciation	(593)	(350)
	$2,709	$2,908

Depreciation expense approximated $40.2 million, $35.6 million, and $32.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, and included depreciation of assets under capital leases.

7. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2011, are as follows (in thousands):

Goodwill at December 31, 2010	$54,172
Goodwill associated with acquisition in 2011 (See Note 3)	3,984
Foreign currency translation	(236)
Goodwill at December 31, 2011	$57,920

The components of our identifiable intangible assets are as follows (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD technology	$278		$278
Trademarks	1,658		1,533
Total indefinite life intangibles	1,936		1,811

Definite life intangibles
Distribution channels	21,096	$20,057	20,719	$20,563
Completed technology	10,976	4,416	12,349	6,162
Licenses	5,721	2,478	5,613	2,040
Customer relationships	3,888	1,476	3,888	1,087
Trademarks	1,336	818	1,173	633
Other	3,905	1,882	2,859	1,426
Total definite life intangibles	46,922	$31,127	46,601	$31,911

Total intangibles	48,858		48,412
Less: Accumulated amortization	(31,127)		(31,911)
Intangible assets, net	$17,731		$16,501

Based on the intangible assets held at December 31, 2011, we expect to amortize approximately $2.8 million in 2012, $2.4 million in 2013, $2.2 million in 2014, $2.2 million in 2015, and $2.0 million in 2016.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31
	2011	2010
Employee benefits	$10,233	$11,469
Royalties	6,887	5,755
Taxes other than income	6,076	4,785
Commissions	5,230	6,892
Professional and legal fees	7,355	7,992
Contingent consideration	481	356
Cost improvement restructuring liability (see Note 17)	1,948	—
Product liability	6,377	1,766
Other	11,244	15,394
	$55,831	$54,409

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Capital lease obligations	$1,814	$2,799
Term loan	144,375	—
Convertible Senior Notes	29,111	200,000
	175,300	202,799
Less: current portion	(8,508)	(1,033)
	$166,792	$201,766

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
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of December 31, 2011, $29.1 million aggregate principal amount of the Notes remain outstanding.
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
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month London Interbank Offered Rate (LIBOR) rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of December 30, 2011, the one month LIBOR was 0.30% and the applicable margin was 2.25%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
Currently, the calculation of our leverage ratio in our Senior Credit facility agreement does not add back cash restructuring charges and expenses associated with our DPA since its extension. In order to ensure compliance with our leverage ratio, it is possible that we may make an additional cash payment of $30 million to $50 million to reduce our debt during 2012. Because the restructuring charges and DPA expenses will not have an ongoing impact on our EBITDA calculation and debt covenant ratios, it is also possible that our Senior Credit facility will be amended to allow these charges as addbacks and therefore, we would not need to make the additional principal payment described above.  However, there can be no assurance the lender will grant these additional modifications to the current debt agreement.
In March 2011, we entered into an interest rate swap agreement, which we designated as cash flow hedge of the underlying variable rate obligation on our Term Loan. We did not have any interest rate swap agreements outstanding as of December 31, 2010. See Note 11 for additional information regarding the interest rate swap agreement.
Aggregate annual maturities of our long-term obligations at December 31, 2011, excluding capital lease obligations, are as follows (in thousands):

2012	$7,500
2013	13,125
2014	44,111
2015	20,625
2016	88,125
$173,486

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As discussed in Note 6, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2011, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2012	$1,080
2013	849
2014	18
2015	3
2016	—
Total minimum payments	1,950
Less amount representing interest	(136)
Present value of minimum lease payments	1,814
Current portion	(1,008)
Long-term portion	$806

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31
	2011	2010
Unrecognized tax benefits (See Note 12)	$3,688	$3,221
Product liability (See Note 18)	17,273	—
Other	10,784	2,271
	$31,745	$5,492

11. Derivative Instruments and Hedging Activities
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
Interest Rate Hedging
On March 14, 2011, we entered into an interest rate swap intended to hedge our variable interest rate obligations with respect to a portion of the our Senior Credit Facility discussed in Note 9. This interest rate swap is a contract to exchange fixed rate payments for floating rate payments over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss.
As of December 31, 2011, we had a $144.4 million loan outstanding under our Senior Credit Facility and one interest rate swap with a notional amount of $50 million. Under the terms of the interest rate swap agreement, we receive interest on the $50 million notional amount based on one-month LIBOR and we pay a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015. The fair value of the interest rate swap as of December 31, 2011 was a liability of $1.7 million and is recorded within "Other liabilities" in our consolidated balance sheet.
In accordance with FASB ASC 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the fixed rate borrowing, as well as our risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction will be deferred as a component of

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

accumulated other comprehensive income (AOCI) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings. At December 31, 2011, because there was no ineffective portion of the interest rate swap, the total fair value of the liability was recorded to AOCI.
Counterparty Credit Risk
We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings on an on-going basis. Therefore, we consider the credit risk of the counterparties to be low.
The following table summarizes the fair value and the presentation in the consolidated balance sheet as of December 31, 2011 (in thousands):

	Location on consolidated balance sheet	December 31, 2011
Interest rate swap	Other liabilities	$1,662

Amount of gain or (loss) recognized in AOCI during the year ended December 31, 2011 (Effective Portion)
Interest rate swap	$(1,662)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. At December 31, 2011, we had no foreign currency contracts outstanding.

12. Income Taxes
The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S.	$(15,738)	$24,507	$9,062
Foreign	9,083	6,414	6,550
(Loss)Income before income taxes	$(6,655)	$30,921	$15,612

The components of our provision for income taxes are as follows (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Year Ended December 31,
	2011	2010	2009
Current provision (benefit):
U.S.:
Federal	$2,956	$(11)	$10,229
State	416	1,160	1,003
Foreign	2,085	2,687	1,496
Total current provision	5,457	3,836	12,728
Deferred (benefit) provision:
U.S.:
Federal	(6,376)	9,166	(8,203)
State	(1,141)	375	(1,162)
Foreign	548	(297)	118
Total deferred (benefit) provision	(6,969)	9,244	(9,247)
Total (benefit) provision for income taxes	$(1,512)	$13,080	$3,481

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	10.3%	4.0%	2.9%
Change in valuation allowance	(5.9)%	1.8%	(6.0)%
Research and development credit	8.3%	(2.7)%	(4.2)%
Foreign income tax rate differences	4.5%	(3.5)%	(9.8)%
Non-deductible stock-based compensation expense	(5.9)%	2.0%	6.0%
Other non-deductible expenses	(4.4)%	5.3%	1.4%
Tax settlement	(15.6)%	—%	—%
Other, net	(3.6)%	0.4%	(3.0)%
Total	22.7%	42.3%	22.3%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant components of our deferred income taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$21,759	$18,675
General business credit carryforward	1,892	2,386
Reserves and allowances	40,623	26,726
Stock-based compensation expense	6,456	9,388
Other	7,840	6,540
Valuation allowance	(14,271)	(14,897)

Total deferred tax assets	64,299	48,818

Deferred tax liabilities:
Depreciation	23,734	15,037
Intangible assets	2,675	2,481
Other	5,029	866

Total deferred tax liabilities	31,438	18,384

Net deferred tax assets	$32,861	$30,434

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
At December 31, 2011, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $22.0 million, which begin to expire in 2018. Additionally, we had general business credit carryforwards of approximately $1.9 million, which begin to expire in 2017 and extend through 2031. At December 31, 2011, we had foreign net operating loss carryforwards of approximately $42.2 million, all of which do not expire.
Certain of our U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. We maintain valuation allowances for those net operating losses and tax credit carryforwards that we do not expect to utilize due to these limitations and it is more likely than not that such tax benefits will not be realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$3,221
Additions for tax positions related to current year	586
Additions for tax positions of prior years	999
Reductions for tax positions of prior years	(469)
Settlements	(591)
Foreign currency translation	(58)
Balance at December 31, 2011	$3,688

During the year ended December 31, 2011, we received an assessment from the Internal Revenue Service related to our 2008 U.S. federal income tax return, and recorded an increase to an uncertain tax position of approximately $0.5 million. As of December 31, 2011, our liability for unrecognized tax benefits totaled $3.7 million and is recorded in our consolidated balance sheet within “Other liabilities,” and all components, if recognized, would impact our effective tax rate. Our U.S. federal income taxes represent the substantial majority of our income taxes, and the Internal Revenue Service may begin examination of our 2009 and 2010 U.S. federal income tax return. It is therefore possible that our unrecognized tax benefits could change in the next twelve months.
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of December 31, 2011, accrued interest related to our unrecognized tax benefits totaled approximately $0.3 million which is recorded in our consolidated balance sheet within “Other liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. and in many foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2006. With few exceptions, we are subject to U.S. federal, state and local income tax examinations for years 2008 through 2010. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.

13. Earnings Per Share
FASB ASC Section 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. We determined that for the years ended December 31, 2009, 2010, and 2011, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. In addition, 136,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the year ended December 31, 2011, because the effect is anti-dilutive as a result of our net loss.
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted-average number of common shares outstanding — basic	38,279	37,802	37,366
Common stock equivalents	—	159	77
Weighted-average number of common shares outstanding — diluted	38,279	37,961	37,443

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	3,400	3,766	3,872
Non-vested shares, restricted stock units, and stock-settled phantom stock units	430	621	1,151
Convertible debt	1,909	6,126	6,126

14. Capital Stock
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 60,693,882 shares of voting common stock available for future issuance at December 31, 2011.

15. Stock-Based Compensation Plans
We have three stock-based compensation plans which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Year Ended December 31,
	2011	2010	2009
Total cost of share-based payment plans	$9,076	$13,217	$13,267
Amounts capitalized as inventory and intangible assets	(1,392)	(1,353)	(1,361)
Amortization of capitalized amounts	1,424	1,313	1,285
Charged against income before income taxes	9,108	13,177	13,191
Amount of related income tax benefit recognized in income	(2,946)	(4,410)	(3,901)
Impact to net income	$6,162	$8,767	$9,290
Impact to basic earnings per share	$0.16	$0.23	$0.25
Impact to diluted earnings per share	$0.16	$0.23	$0.25

As of December 31, 2011, we had $15.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Equity Incentive Plans.
On December 7, 1999, we adopted the 1999 Equity Incentive Plan, which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, May 12, 2005 and May 14, 2008 and amended on October 23, 2008. The 1999 Equity Incentive Plan expired December 7, 2009. The 2009 Equity Incentive Plan (the Plan) was adopted on May 13, 2009, which was subsequently amended and restated on May 13, 2010. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 11,917,051 shares of common stock, of which full value awards (such as non-vested shares) are limited to 2,729,555 shares. Under the plan, stock based compensation awards generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. All of the options issued under the plan expire after ten years. These awards are recognized on a straight-line basis over the requisite service period, which is generally four years. As of December 31, 2011, there were 2,355,501 shares available for future issuance under the Plan, of which full value awards are limited to 560,974 shares.
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
The weighted-average grant date fair value of stock options granted to employees in 2011, 2010, and 2009 was $5.97 per share, $7.11 per share, and $6.23 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.0% - 2.0%	2.1% - 2.2%	2.1% - 2.6%
Expected option life	6 years	6 years	6 years
Expected price volatility	39%	40%	39%

A summary of our stock option activity during 2011 is as follows:

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value* ($000’s)
Outstanding at December 31, 2010	3,741	$23.62
Granted	395	15.52
Exercised	(20)	10.44
Forfeited or expired	(1,356)	22.22
Outstanding at December 31, 2011	2,760	$23.23	4.73	$508
Exercisable at December 31, 2011	2,153	$24.79	3.65	$95
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 30, 2011, and the exercise price of the shares. The market value as of December 30, 2011 is $16.50 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 30, 2011

The total intrinsic value of options exercised during 2011, 2010, and 2009 was $0.1 million, $0.6 million, and $0.4 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2011, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.00 — $16.00	486	8.5	$15.46	84	$15.38
$16.01 — $24.00	991	4.5	20.79	851	21.18
$24.01 — $35.87	1,283	3.5	28.05	1,218	27.97
	2,760	4.7	$23.23	2,153	$24.79

Non-vested shares and stock settled phantom stock units and restricted stock units
We calculate the grant date fair value of non-vested shares of common stock, stock settled phantom stock units and restricted stock units using the closing sale prices on the trading day immediately prior to the grant date. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
We granted 483,000, 588,000, and 786,000 non-vested shares of common stock, stock settled phantom stock units and restricted stock units to employees with weighted-average grant-date fair values of $15.52 per share, $18.34 per share, and $15.57 per share during 2011, 2010, and 2009, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2011, 2010 and 2009, we granted certain independent distributors and other non-employees non-vested shares of common stock of 28,000, 5,000 and 18,000 shares at a weighted-average grant date fair values of $15.27 per share, $18.20 per share and $16.76 per share, respectively.
A summary of our non-vested shares of common stock activity during 2011 is as follows:

	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value* ($000’s)
Non-vested at December 31, 2010	1,316	$18.99
Granted	511	15.51
Vested	(420)	20.21
Forfeited	(380)	18.11
Non-vested at December 31, 2011	1,027	$17.08	$16,950

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

___________________

*
The aggregate intrinsic value is calculated as the market value of our common stock as of December 30, 2011. The market value as of December 30, 2011 is $16.50 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 30, 2011.

The total fair value of shares vested during 2011, 2010 and 2009 was $6.9 million, $6.3 million and $4.1 million, respectively.
Inducement Stock Options. During 2011, we granted 610,000 stock options under an Inducement Stock Option agreement with an exercise price of $16.03 to induce Robert J. Palmisano to commence employment with us as our Chief Executive Officer. These options vest over a three-year service period. We also granted 30,000 stock options with an exercise price of $18.33 to Julie Tracy, Senior Vice President, Chief Communications Officer, and 65,000 stock options with an exercise price of $16.23 to James Lightman, Senior Vice President, General Counsel, and Secretary, under Inducement Stock Option agreements. These options have substantially the same terms as grants made under the Plan. The grant date fair value of these options was $5.96, $6.82 and $6.13, respectively, which was calculated using the Black-Scholes option valuation model using the same assumptions as the stock options granted under the Plan. As of December 31, 2011, all of the options were outstanding, none of which were exercisable, with a remaining contractual life of 10 years.
Employee Stock Purchase Plan. On May 30, 2002, our shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the ESPP). The ESPP authorizes us to issue up to 200,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees approximately 26,000, 28,000, and 27,000 shares in 2011, 2010, and 2009, respectively, with weighted-average fair values of $4.92, $5.41, and $5.76 per share, respectively. As of December 31, 2011, there were 42,843 shares available for future issuance under the ESPP. During 2011, 2010, and 2009, we recorded nominal amounts of non-cash, stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.3% - 0.4%	0.6% - 0.9%	0.9% - 1.1%
Expected option life	6 months	6 months	6 months
Expected price volatility	39%	40%	39%

16. Employee Benefit Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan was $1.8 million in 2011 and 2010 and $1.6 million in 2009.

17. Restructuring
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
Management estimates that the pre-tax restructuring charges will total approximately $18 million to $25 million. We expect the remaining charges to be recorded during the first half of 2012.
These charges consist of the following estimates:

•	$6 million to $7 million of severance and other termination benefits;

•	$6 million to $8 million of contract terminations;

•	$3 million of non-cash asset impairment charges;

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•	$2.5 million to $4 million of excess and obsolete inventory;

•	$0.5 million to $3 million of other cash and non-cash charges.
Charges associated with the restructuring recognized during 2011, are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations, with the exception of the excess and obsolete inventory charges, which were recognized within "Cost of sales - restructuring".

(in thousands)	Year Ended
December 31, 2011
Severance and other termination benefits	$5,416
Contract terminations	5,977
Non-cash asset impairment charges	2,453
Excess and obsolete charges	2,471
Legal and professional fees	303
Other	256
Total restructuring charges	$16,876
Activity in the Cost Improvement restructuring liability for the year ended December 31, 2011, is presented in the following table (in thousands):

Beginning balance	$—
Charges:
Severance and other termination benefits	5,416
Contract terminations	5,977
Legal and professional fees	303
Other	256
Total Charges	11,952

Payments:
Severance and other termination benefits	(3,899)
Contract terminations	(5,729)
Legal and professional fees	(162)
Other	(78)
Total Payments	(9,868)

Changes in foreign currency translation	(136)
Cost Improvement restructuring liability at December 31, 2011	$1,948

18. Commitments and Contingencies
Operating Leases. We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $12.3 million, $11.3 million, and $11.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. In addition, in 2011, as a result of our restructuring efforts, we recorded approximately $0.4 million for terminations of operating leases. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2011 (in thousands):

2012	$8,754
2013	5,626
2014	2,376
2015	453
2016	321
Thereafter	398
$17,928

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Royalty and Consulting Agreements. We have entered into various royalty and other consulting agreements with third party consultants. We incurred royalty and consulting expenses of $0.2 million during each of the years ended December 31, 2011, 2010, and 2009, under non-cancelable contracts with minimum obligations that were contingent upon performance of services. The amounts in the table below represent minimum payments to consultants that are contingent upon future performance services. These fees are accrued when it is deemed probable that the performance thresholds are met. Future minimum payments under these agreements for which we have not recorded a liability are as follows at December 31, 2011 (in thousands):

2012	$147
2013	142
2014	142
2015	142
2016	142
Thereafter	—
$715

Purchase Obligations. We have entered into certain supply agreements for our products, which include minimum purchase obligations. During the years ended December 31, 2011, 2010, and 2009, we paid approximately $7.7 million, $6.1 million, and $3.1 million, respectively, under those supply agreements. At December 31, 2011, we have no further obligations of minimum purchases under those supply agreements.
Portions of our payments for operating leases, royalty and consulting agreements are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2011. These future payments are subject to foreign currency exchange rate risk.
Governmental Inquiries. In December 2007, we received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney’s Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed with the DOJ to resolutions of similar investigations.
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
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). Pursuant to the DPA, an independent monitor is reviewing and evaluating WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA has also been posted to our website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
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
On May 4, 2011, our wholly-owned subsidiary Wright Medical Technology, Inc. (WMT) provided written notice to the independent monitor and to the United States Attorney's Office for the District of New Jersey (USAO) of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the Deferred Prosecution Agreement (DPA). On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues WMT is addressing relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to WMT failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all Company employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; and (iv) clarifying lines of responsibility for making payments to consultants. WMT continues to provide ongoing employee training and to review its relationships with customers, and is developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO has agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
The Company and the independent monitor continue their investigative activities pursuant to the DPA, and communications amongst WMT and the independent monitor, and other governmental agencies are ongoing. We are unable to predict the ultimate outcome of these activities.
As previously disclosed, at the direction of the Company's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. From time to time, WMT has provided, and may in the future provide, pursuant to Paragraph 20 of the DPA, written notices to the independent monitor and the USAO of “credible evidence of violations of 21 U.S.C. § 331,” a strict liability provision of the federal Food, Drug and Cosmetic Act (and any such notices have been and will be provided to the OIG-HHS). Paragraph 20 of the DPA requires WMT to provide written notice to the independent monitor and the USAO of credible evidence of violations of any criminal statute, regardless of whether any such violations are material. WMT has conducted a review of its clinical and regulatory affairs operations, and may conduct further reviews on an ongoing periodic basis. Although circumstances may change, the Company intends to disclose in its future filings with the Securities and Exchange Commission any additional occasions when WMT provides written notice under Paragraph 20 of the DPA or under the CIA only if such potential violation or violations, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
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
In addition to the USAO and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of the settlements reflected in the DPA and the CIA. In addition, the settlement with the USAO and OIG-HHS could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
Patent Litigation. In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica and Stryker’s U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our knee product line. We believe, however, that we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
Product Liability. Claims for personal injury have been made against us associated with fractures of our PROFEMUR® titanium modular neck product.  The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2010, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the third quarter of 2011, as a result of an increase in the number and monetary amount of claims, management determined an estimate of our liability to patients in North America who have previously required a revision following a fracture of a long PROFEMUR® titanium modular neck, or may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $23 million to $35 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $23.3 million, which represents the low-end of our estimated aggregate range of loss. We have classified $6.0 million of this liability as current in “Accrued expenses and other current liabilities” and $17.3 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years. We maintain insurance coverage that limits our self-insured risk per policy year, and have recorded an estimate of the probable recovery of approximately $3.7 million related to open claims within “Other current assets” and $4.7 million related to open claims within "Other assets" on our consolidated balance sheet. The estimated insurance proceeds are for current and projected claims through the end of our current coverage period, which ends in August 2012. As a result of the estimated insurance proceeds and the amount we had previously recorded under our historical product liability accrual methodology, we recorded a provision of $13.2 million within "Selling, general and administrative expenses" on our consolidated statements of operations during the quarter ended September 30, 2011, when we determined this liability.
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
We have received a limited number of claims for personal injury associated with our metal-on-metal hip products. The number of claims have recently increased, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. To date, our metal-on-metal hip products have performed well clinically, and we intend to vigorously defend ourselves in these matters. We are currently accounting for these claims in accordance with our standard product liability accrual methodology on a case by case basis. Management does not believe that the outcome of claims will have a material adverse effect on our consolidated financial position or results of operations.
Employment Matters. In January and February 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, asserting claims for retaliatory discharge and breach of contract based upon his or her respective Separation Pay Agreement.  In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act.  Mr. Hagan, Mr. Bono and Ms. Napoli each claim that he or she is entitled to attorney fees in addition to other unspecified damages. We intend to vigorously defend each of these lawsuits.  However, since these lawsuits were filed very recently, we have not yet answered their complaints and are unable to assess the likelihood of an unfavorable outcome or estimate a potential range of loss, if any, at this time.
Other. We have received claims from health care professionals following the termination of certain contractual arrangements.  These matters are in the early stages of evaluation and management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of December 31, 2011.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

19. Segment Data
We have one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Latin America, Asia, Australia and Canada). Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.
Net sales of orthopaedic products by product line and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net sales by product line:
Hip products	$173,201	$176,687	$167,869
Knee products	123,988	128,854	122,178
Extremity products	135,476	124,490	107,375
Biologics products	69,409	79,231	79,120
Other	10,873	9,711	10,966
Total net sales	$512,947	$518,973	$487,508

Net sales by geographic region:
United States	$295,944	$309,983	$299,587
Europe	100,739	102,431	102,379
Other	116,264	106,559	85,542
Total	$512,947	$518,973	$487,508

Operating (loss) income by geographic region:
United States	$(31,389)	$7,838	$16,268
Europe	2,220	1,619	(11,683)
Other	33,762	27,717	19,366
Total	$4,593	$37,174	$23,951

	December 31,
	2011	2010
Long-lived assets:
United States	$131,745	$129,450
Europe	12,226	12,383
Other	16,313	16,414
Total	$160,284	$158,247

Our subsidiary in Japan represented approximately 13%, 11%, and 10% of our total net sales in 2011, 2010, and 2009, respectively. No other single foreign country accounted for more than 10% of our total net sales during 2011, 2010, or 2009.
During 2011, our operating income included restructuring charges associated with the previously announced cost restructuring plan. During 2010 and 2009 our operating income included restructuring charges associated with the closure of our facility in Toulon, France, and the closure of our facility in Creteil, France. Our U.S. region recognized $12.7 million, $0.7 million and $3.3 million of restructuring charges in 2011, 2010 and 2009, respectively, and our European region recognized $4.2 million, $0.2 million, and $0.3 million of restructuring charges in 2011, 2010 and 2009, respectively. Additionally, in 2011, 2010 and 2009, our U.S. region recognized $12.9 million, $10.9 million and $7.8 million of charges related to the U.S. government inquiries, respectively. In 2011, our U.S. region recognized $13.2 million of charges related to the recognition of management's estimate of our total liability for claims associated with previous and estimated future fractures of our PROFEMUR® long neck in North America. In 2009, our European region recognized a provision of $5.6 million related to the trade receivable balance of our stocking distributor in Turkey.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

20. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2011 and 2010, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$135,386	$132,505	$118,184	$126,872
Cost of sales	38,768	41,504	36,185	40,449
Cost of sales - restructuring	—	—	1,900	571
Gross profit	96,618	91,001	80,099	85,852
Operating expenses:
Selling, general and administrative	74,825	70,821	83,581	72,361
Research and development	9,207	7,807	6,769	6,331
Amortization of intangible assets	690	677	721	782
Restructuring charges	—	—	12,132	2,273
Total operating expenses	84,722	79,305	103,203	81,747
Operating income (loss)	$11,896	$11,696	$(23,104)	$4,105
Net income (loss)	$3,592	$6,147	$(16,045)	$1,163
Net income (loss) per share, basic	$0.09	$0.16	$(0.42)	$0.03
Net income(loss) per share, diluted	$0.09	$0.16	$(0.42)	$0.03

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$131,244	$127,734	$121,708	$138,287
Cost of sales	40,141	39,934	37,989	40,392
Gross profit	91,103	87,800	83,719	97,895
Operating expenses:
Selling, general and administrative	76,438	67,774	64,877	73,324
Research and development	9,835	9,784	8,779	8,902
Amortization of intangible assets	649	634	708	720
Restructuring charges	544	461	134	(220)
Total operating expenses	87,466	78,653	74,498	82,726
Operating income	$3,637	$9,147	$9,221	$15,169
Net (loss) income	$(525)	$4,847	$4,650	$8,869
Net (loss) income per share, basic	$(0.01)	$0.13	$0.12	$0.23
Net (loss) income per share, diluted	$(0.01)	$0.13	$0.12	$0.22

Our operating income in 2011 included charges related to the U.S. government inquiries, for which we recognized $2.2 million, $2.4 million, $5.0 million, and $3.4 million during the first, second, third and fourth quarters of 2011, respectively. In addition, our operating income during the third and fourth quarters of 2011 included $14.0 million and $2.8 million of restructuring charges related to our cost improvement measures and, in the third quarter of 2011, included $13.2 million of charges related to the recognition of management estimate of our total liability for claims associated with previous and estimated future fractures of our PROFEMUR® long necks in North America. Net income in 2011 included the after-tax effect of these amounts and in the first quarter of 2011, the after-tax effects of approximately $4.1 million of expenses recognized for the write off of pro-rata unamortized deferred financing fees.
Our operating income in 2010 included charges related to the U.S. government inquiries and, in the fourth quarter of 2010, our

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

DPA, for which we recognized $8.1 million, $0.6 million, $0.9 million and $1.3 million during the first, second, third and fourth quarters of 2010, respectively. Net income in 2010 included the after-tax effect of these amounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2011, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 9, 2012.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 9, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 9, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 9, 2012.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 9, 2012.

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

10.1
Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent. (20)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (6) as amended by First Amendment to the 1999 Plan. (7)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (8)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan. (9)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (9)

10.8*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (9)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (9)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (9)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (9)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (9)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (9)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (9)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan.(9)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan.(10)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (12)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

10.22*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (13) as amended by Employment Contract Amendment dated as of August 2, 2010. (16)

10.23*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (14)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey.(13)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (15)

10.27*	Inducement Stock Option Grant Agreement between the Registrant and Raymond C. Kolls dated May 31, 2010. (18)

10.28*	Employment Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (21)

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (21)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011.

10.31*	Inducement Stock Option Grant Agreement between Registrant and James A. Lightman dated December 29, 2011.

10.32*	Inducement Stock Option Grant Agreement between Registrant and Daniel Garen dated January 30, 2012.

10.33
Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (17)

10.34	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (17)

10.35	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey. (17)

10.36†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation. (19)

10.37†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (19)

10.38
Amendment to the Corporate Integrity Agreement dated September 14, 2011, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (22)

10.39
Addendum and Amendment to the Deferred Prosecution Agreement dated September 15, 2011, between Wright Medical Technology, Inc. and the United States Attorney's Office for the District of New Jersey. (22)

11	Computation of earnings per share (included in Note 13 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

12	Ratio of Earnings to Fixed Charges.

14	Code of Ethics. (5)

21	Subsidiaries of Wright Medical Group, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) Parenthetical Data to the Consolidated Balance Sheets, (3) the Consolidated Statements of Operations, (4) Parenthetical Data to the Consolidated Statements of Operations, (5) the Consolidated Statements of Cash Flows (6) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income and (7) Notes to Consolidated Financial Statements, tagged as blocks of text.

_________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed on July 8, 2011.

(6)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(8)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(9)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(10)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(14)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(15)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(16)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(17)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(18)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 22, 2010.

(19)	Incorporated by reference to our current report on Form 8-K filed on February 2, 2011.

(20)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(21)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011.

(22)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011.

*	Denotes management contract or compensatory plan or arrangement.

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
February 23, 2012

Wright Medical Group, Inc.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/s/ Lance A. Berry Lance A. Berry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2012

/s/ David D. Stevens David D. Stevens	Chairman of the Board	February 23, 2012

/s/ Gary D. Blackford Gary D. Blackford	Director	February 23, 2012

/s/ Martin J. Emerson Martin J. Emerson	Director	February 23, 2012

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 23, 2012

/s/ Ronald K. Labrum Ronald K. Labrum	Director	February 23, 2012

/s/ John L. Miclot John L. Miclot	Director	February 23, 2012

/s/ Amy S. Paul Amy S. Paul	Director	February 23, 2012

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 23, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:
Under date of February 23, 2012, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
(signed) KPMG LLP
Memphis, Tennessee
February 23, 2012

Wright Medical Group, Inc. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2011	$9,464	$622	$(1,581)	$8,505
December 31, 2010	$8,644	$1,073	$(253)	$9,464
December 31, 2009	$4,007	$5,339	$(702)	$8,644
Sales returns and allowance:
For the period ended:
December 31, 2011	$563	$(50)	$—	$513
December 31, 2010	$551	$12	$—	$563
December 31, 2009	$490	$61	$—	$551

S-1