Form 10-Q
period 2012-03-31
WRIGHT MEDICAL GROUP INC
filed 2012-05-02
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of April 25, 2012, there were 39,308,695 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT
This Quarterly Report contains “forward-looking statements” as defined under United States federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date.
Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011, under the heading, “Risk Factors” and elsewhere in this report), and the following:

•
future actions of the FDA or any other regulatory body or government authority that could: delay, limit or suspend product development, manufacturing or sales; result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; or impact our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States;

•
the impact of our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, including our compliance with the Deferred Prosecution Agreement (DPA) through September 2012 and the Corporate Integrity Agreement (CIA) through September 2015;

•
compliance reviews, the results of which may be required to be disclosed to the Monitor, the United States Department of Justice, and the Office of the Inspector General of the United States Department of Health and Human Services under the under the terms of the DPA and CIA, may uncover violations of law, including strict liability provisions of the federal Food, Drug and Cosmetic Act that could lead to adverse action by the FDA or others;

•
the implementation of our new compliance enhancements, including the duration and severity of delays related to medical education, research and development and clinical studies, and the impact of any such delays on our relationships with customers;

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

•	retention of our sales representatives and independent distributors;

•	our ability to realize the anticipated benefits of restructuring initiatives; and

•	any impact of the commercial and credit environment on us and our customers and suppliers.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$170,359	$153,642
Marketable securities	17,144	13,597
Accounts receivable, net	101,833	98,995
Inventories	161,076	164,600
Prepaid expenses	6,461	5,916
Deferred income taxes	40,759	40,756
Other current assets	16,548	23,027
Total current assets	514,180	500,533
Property, plant and equipment, net	154,051	160,284
Goodwill	58,152	57,920
Intangible assets, net	16,989	17,731
Marketable securities	—	4,502
Deferred income taxes	3,557	3,688
Other assets	9,347	9,922
Total assets	$756,276	$754,580
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,306	$11,651
Accrued expenses and other current liabilities	52,858	55,831
Current portion of long-term obligations	8,463	8,508
Total current liabilities	74,627	75,990
Long-term debt and capital lease obligations	164,679	166,792
Deferred income taxes	11,330	11,589
Other liabilities	30,217	31,745
Total liabilities	$280,853	$286,116
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,307,632 shares at March 31, 2012 and 39,306,118 shares at December 31, 2011	385	384
Additional paid-in capital	398,039	395,840
Accumulated other comprehensive income	19,259	19,061
Retained earnings	57,740	53,179
Total stockholders’ equity	475,423	468,464
Total liabilities and stockholders’ equity	$756,276	$754,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$126,656	$135,386
Cost of sales [1]	36,806	38,768
Cost of sales - restructuring	435	—
Gross profit	89,415	96,618
Operating expenses:
Selling, general and administrative [1]	72,348	74,825
Research and development [1]	6,221	9,207
Amortization of intangible assets	742	690
Restructuring charges	443	—
Total operating expenses	79,754	84,722
Operating income	9,661	11,896
Interest expense, net	1,807	1,835
Other expense, net	161	4,459
Income before income taxes	7,693	5,602
Provision for income taxes	3,132	2,010
Net income	$4,561	$3,592
Net income per share (Note 8):
Basic	$0.12	$0.09
Diluted	$0.12	$0.09
Weighted-average number of shares outstanding-basic	38,492	38,033
Weighted-average number of shares outstanding-diluted	38,826	38,327

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Cost of sales	$346	$347
Selling, general and administrative	1,886	2,068
Research and development	151	445

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net Income	$4,561	$3,592

Other comprehensive income, net of tax:
Changes in foreign currency translation	186	2,523
Unrealized (loss) gain on derivative instrument, net of taxes of $3 and $98, respectively	(4)	148
Unrealized gain (loss) on marketable securities	11	(5)
Minimum pension liability adjustment	5	5
Other comprehensive income	198	2,671

Comprehensive Income	$4,759	$6,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$4,561	$3,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,344	9,442
Stock-based compensation expense	2,383	2,860
Amortization of intangible assets	742	690
Amortization of deferred financing costs	214	336
Deferred income taxes	(587)	(767)
Write off of deferred financing costs	—	2,926
Excess tax benefit from stock-based compensation arrangements	(3)	(1)
Non-cash restructuring charges	657	—
Other	(32)	(1,312)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(3,227)	51
Inventories	3,133	(5,204)
Prepaid expenses and other current assets	3,812	(3,118)
Accounts payable	1,615	6,096
Accrued expenses and other liabilities	(4,532)	2,557
Net cash provided by operating activities	19,080	18,148
Investing activities:
Capital expenditures	(4,531)	(10,085)
Purchase of intangible assets	—	(61)
Sales and maturities of available-for-sale marketable securities	1,100	11,538
Investment in available-for-sale marketable securities	(153)	—
Proceeds from sale of assets	3,000	5,500
Net cash (used in) provided by investing activities	(584)	6,892
Financing activities:
Issuance of common stock	176	78
Payments of long term borrowings	(1,875)	—
Payments of deferred financing costs	—	(2,887)
Redemption of convertible senior notes	—	(170,889)
Proceeds from term loan borrowings	—	150,000
Payments of capital leases	(280)	(261)
Excess tax benefit from stock-based compensation arrangements	3	1
Net cash used in financing activities	(1,976)	(23,958)
Effect of exchange rates on cash and cash equivalents	197	496
Net increase in cash and cash equivalents	16,717	1,578
Cash and cash equivalents, beginning of period	153,642	153,261
Cash and cash equivalents, end of period	$170,359	$154,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (SEC).
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of March 31, 2012 and December 31, 2011 due to their short maturities or variable rates.
The carrying amount of debt outstanding pursuant to our credit facility approximates fair value as interest rates on these instruments approximate current market rates. See Note 5 for additional information regarding the credit facility.
The $29.1 million of our convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $26.5 million at March 31, 2012 based on a limited number of trades and does not necessarily represent the value at which the entire convertible note portfolio can be retired.
Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, requires fair value measurements be classified and disclosed in one of the following three categories:
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
We use a third-party provider to determine fair values of our available-for-sale debt securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify our investment in U.S. Treasury bills and bonds and corporate equity securities as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. These include municipal debt securities, U.S agency debt securities, and corporate debt securities.
As part of the acquisition of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, completed in 2010, we may be obligated to pay contingent consideration of up to $0.4 million upon the achievement of certain revenue milestones. The $0.4 million fair value of the contingent consideration was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. This obligation is included in current liabilities in our condensed consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in our condensed consolidated statements of operations.
As part of the acquisition of CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2011, we recorded a contingent liability for royalty payments associated with future sales of this product. The $1.2 million fair value of the contingent consideration was determined using a discounted cash flow model and probability adjusted estimates of the future revenues and is classified in Level 3. An obligation of $0.1 million is recorded in current liabilities and an obligation of $1.1 million recorded in long term liabilities in our condensed consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in our condensed consolidated statements of operations.
The decrease in instruments with Level 3 valuations is attributable to the fair value adjustment of the contingent consideration associated with the CCI acquisition in 2011.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2012
Assets
Cash and cash equivalents	$170,359	$170,359	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$503	$—	$503	$—
U.S. agency debt securities	2,500	—	2,500	—
Corporate debt securities	13,988	—	13,988	—
Total debt securities	16,991	—	16,991	—

Corporate equity securities	153	153	—	—
Total available-for-sale marketable securities	17,144	153	16,991	—

	$187,503	$170,512	$16,991	$—
Liabilities
Interest rate swap	$1,669	$—	$1,669	$—
Contingent consideration	1,617	—	—	1,617
	$3,286	$—	$1,669	$1,617

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2011
Assets
Cash and cash equivalents	$153,642	$153,642	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$508	$—	$508	$—
U.S. agency debt securities	2,498	—	2,498	—
Corporate debt securities	15,093	—	15,093	—
Total available-for-sale marketable securities	18,099	—	18,099	—

	$171,741	$153,642	$18,099	$—
Liabilities
Interest rate swap	$1,662	$—	$1,662	$—
Contingent consideration	1,704	—	—	1,704
	$3,366	$—	$1,662	$1,704

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2. Inventories
Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$7,978	$8,860
Work-in-process	20,689	19,363
Finished goods	132,409	136,377
	$161,076	$164,600

3. Marketable Securities
Our investments in marketable securities are classified as available-for-sale securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income. Marketable securities are classified as current for those expected to mature or be sold within 12 months and the remaining portion is classified as non-current. The cost of investment securities sold is determined by the specific identification method.
As of March 31, 2012 and December 31, 2011, we had current marketable securities totaling $17.1 million and $13.6 million, respectively, consisting of investments in corporate, municipal and agency bonds and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $4.5 million as of December 31, 2011 consisting of investments in corporate, municipal, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At March 31, 2012
Available-for-sale marketable securities
Municipal debt securities	$503	$—	$—	$503
Corporate debt securities	13,974	14	—	13,988
U.S. government debt securities	2,500	—	—	2,500
Total debt securities	16,977	14	—	16,991

Corporate equity securities	153	—	—	153
Total available-for-sale marketable securities	$17,130	$14	$—	$17,144

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2011
Available-for-sale marketable securities
Municipal debt securities	$507	$1	$—	$508
U.S. agency debt securities	2,500	—	(2)	2,498
Corporate debt securities	15,089	4	—	15,093
Total available-for-sale marketable securities	$18,096	$5	$(2)	$18,099

The maturities of available-for-sale debt securities at March 31, 2012 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$16,977	$16,991
Due after one year through two years	—	—
	$16,977	$16,991

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Property, plant and equipment, at cost	$354,252	$353,005
Less: Accumulated depreciation	(200,201)	(192,721)
	$154,051	$160,284

5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Capital lease obligations	$1,531	$1,814
Term loan	142,500	144,375
Convertible senior notes	29,111	29,111
	173,142	175,300
Less: current portion	(8,463)	(8,508)
	$164,679	$166,792

In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014 (Notes). The Notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of Notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the Notes (Indenture), the holders may require us to purchase for cash all or a portion of the Notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its Notes, we may, under certain circumstances, increase the conversion rate for the Notes surrendered. The Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of March 31, 2012, $29.1 million aggregate principal amount of the Notes remain outstanding.
On February 10, 2011, we entered into an amended and restated revolving credit agreement (Senior Credit Facility). The Senior Credit Facility has revolver availability of $200 million and availability in a delayed draw term loan of up to $150 million. The total availability can be increased by up to an additional $100 million at our request and subject to the agreement of the lenders. Borrowings under the Senior Credit Facility will bear interest at the sum of a base rate or a Eurodollar rate plus an applicable margin that ranges from 0.0% to 2.75%, depending on the type of loan and our consolidated leverage ratio. The term of the Senior Credit Facility extends through February 10, 2016. As a result of this transaction, we incurred deferred financing charges of approximately $2.9 million, which are being amortized over the term of the Senior Credit Facility.
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month London Interbank Offered Rate (LIBOR) rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of March 30, 2012, the one month LIBOR was 0.24% and the applicable margin was 2.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2016.
Currently, the calculation of our leverage ratio in our Senior Credit facility agreement does not add back cash restructuring charges and expenses associated with our DPA since its extension. In order to ensure compliance with our leverage ratio, it is possible that we may make an additional cash payment of $30 million to $50 million to reduce our debt during 2012.
In March 2011, we entered into an interest rate swap agreement, which we designated as a cash flow hedge of the underlying variable rate obligation on our Term Loan. See Note 6 for additional information regarding the interest rate swap agreement.

6. Derivative Instruments and Hedging Activities
We account for derivatives in accordance with FASB ASC 815, Derivative and Hedging, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in stockholders’ equity as a component of Other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument affect earnings.
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
As of March 31, 2012, we had a $142.5 million loan outstanding under our Senior Credit Facility and one interest rate swap with a notional amount of $50 million. Under the terms of the interest rate swap agreement, we receive interest on the $50 million notional amount based on one-month LIBOR and we pay a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015, with the exception of the variability of the rate based on our consolidated leverage ratio. The fair value of the interest rate swap as of March 31, 2012 was a liability of $1.7 million and is recorded within "Other liabilities" in our condensed consolidated balance sheet.
In accordance with FASB ASC 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the term loan borrowing, as well as our risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction will be deferred as a component of accumulated other comprehensive income (AOCI) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings. At March 31, 2012, because there was no ineffective portion of the interest rate swap, the total fair value of the liability was recorded to AOCI.
Counterparty Credit Risk
We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings on an on-going basis. Therefore, we consider the credit risk of the counterparties to be low.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet as of March 31, 2012 (in thousands):

	Location on condensed consolidated balance sheet	March 31, 2012
Interest rate swap	Other liabilities	$1,669

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Our derivative instruments designated as a cash flow hedge had the following effect on accumulated other comprehensive income (AOCI) in our condensed consolidated balance sheet for the three months ended March 31, 2012 (in thousands):

2012
Balance at January 1	$(1,662)
Current period amount of loss recognized in AOCI	(7)
Balance at March 31	$(1,669)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At March 31, 2012, we had no foreign currency contracts outstanding.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2012, are as follows (in thousands):

Goodwill at December 31, 2011	$57,920
Foreign currency translation	232
Goodwill at March 31, 2012	$58,152

The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD technology	$278		$278
Trademarks	1,658		1,658
Total indefinite life intangibles	1,936		1,936

Finite life intangibles
Distribution channels	21,707	20,724	21,096	20,057
Completed technology	11,000	4,674	10,976	4,416
Licenses	5,711	2,577	5,721	2,478
Customer relationships	3,888	1,574	3,888	1,476
Trademarks	1,336	865	1,336	818
Other	3,835	2,010	3,905	1,882
Total finite life intangibles	47,477	$32,424	46,922	$31,127

Total intangibles	49,413		48,858
Less: Accumulated amortization	(32,424)		(31,127)
Intangible assets, net	$16,989		$17,731

Based on the intangible assets held at March 31, 2012, we expect to amortize approximately $2.8 million for the full year of 2012, $2.4 million in 2013, $2.2 million in 2014, $2.2 million in 2015, and $2.0 million in 2016.

8. Earnings Per Share

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three-month periods ended March 31, 2012 and 2011, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Weighted-average number of shares outstanding, basic	38,492	38,033
Common stock equivalents	334	294
Weighted-average number of shares outstanding, diluted	38,826	38,327

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock options	3,077	3,727
Non-vested shares, restricted stock units, and stock-settled phantom stock units	—	103
Convertible debt	891	4,962

9. Restructuring

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

Management estimates that the pre-tax restructuring charges will total approximately $18 million to $20 million. We expect the remaining charges to be recorded during the second quarter of 2012.

These charges consist of the following estimates:

•	$5.5 million of severance and other termination benefits;

•	$6 million to $7 million of contract terminations;

•	$3 million of non-cash asset impairment charges;

•	$3 million of excess and obsolete inventory;

•	$0.5 million to $1.5 million of other cash and non-cash charges.

Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our condensed consolidated statement of operations, with the exception of the excess and obsolete inventory charges, which were recognized within "Cost of sales - restructuring".

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(in thousands)	Three Months Ended	Cumulative Charges as of
	March 31, 2012	March 31, 2012
Severance and other termination benefits	$38	$5,454
Contract terminations	11	5,988
Non-cash asset impairment charges	223	2,676
Excess and obsolete charges	435	2,906
Legal and professional fees	64	367
Other	107	363
Total restructuring charges	$878	$17,754

Activity in the restructuring liability for the three months ended March 31, 2012, is presented in the following table (in thousands):

Beginning balance	$1,948
Charges:
Severance and other termination benefits	38
Contract terminations	11
Legal and professional fees	64
Other	107
Total Charges	220

Payments:
Severance and other termination benefits	(1,414)
Contract terminations	(131)
Legal and professional fees	(69)
Other	(17)
Total Payments	(1,631)

Changes in foreign currency translation	19
Cost Improvement restructuring liability at March 31, 2012	$556

10. Commitments and Contingencies
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
On May 4, 2011, our wholly-owned subsidiary Wright Medical Technology, Inc. (WMT) provided written notice to the independent monitor and to the United States Attorney's Office for the District of New Jersey (USAO) of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the Deferred Prosecution Agreement (DPA). On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues this letter addressed relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to WMT failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; and (iv) clarifying lines of responsibility for making payments to consultants. WMT continues to provide ongoing employee training and to review its relationships with customers, and is developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
We continue our, and the independent monitor continues their, investigative activities pursuant to the DPA, and communications amongst us and the independent monitor, and other governmental agencies are ongoing. We are unable to predict the ultimate outcome of these activities.
As previously disclosed, at the direction of WMGI's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. From time to time, WMT has provided, and may in the future provide, pursuant to Paragraph 20 of the DPA, written notices to the independent monitor and the USAO of “credible evidence of violations of 21 U.S.C. § 331,” a strict liability provision of the federal Food, Drug and Cosmetic Act (and any such notices have been and will be provided to the OIG-HHS). Paragraph 20 of the DPA requires WMT to provide written notice to the independent monitor and the USAO of credible evidence of violations of any criminal statute, regardless of whether any such violations are material. WMT has conducted a review of its clinical and regulatory affairs operations, and may conduct further reviews on an ongoing periodic basis. Although circumstances may change, we intend to disclose in our filings with the Securities and Exchange Commission any occasions when WMT provides written notice under Paragraph 20 of the DPA or under the CIA only if such potential violation or violations, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
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
In addition to the USAO and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Product Liability
Claims for personal injury have been made against us associated with fractures of our PROFEMUR® titanium modular neck product. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2010, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the third quarter of 2011, as a result of an increase in the number and monetary amount of claims, management determined an estimate of our liability to patients in North America who have previously required a revision following a fracture of a long PROFEMUR® titanium modular neck, or may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $22 million to $35 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $21.9 million, which represents the low-end of our estimated aggregate range of loss. We have classified $6 million of this liability as current in “Accrued expenses and other current liabilities” and $15.9 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years. We maintain insurance coverage that limits our self-insured risk per policy year, and have recorded an estimate of the probable recovery of approximately $3.5 million related to open claims within “Other current assets” and $4.7 million related to open claims within "Other assets" on our condensed consolidated balance sheet. The estimated insurance proceeds are for current and projected claims through the end of our current coverage period, which ends in August 2012.
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
We have received claims for personal injury associated with our metal-on-metal hip products, and the pre-trial management of certain of these claims has been consolidated under Multi-district litigation as further discussed in Part II Item 1 of this quarterly report. The number of claims have recently increased, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We believe we have data that supports the efficacy and safety of Wright's metal-on-metal hip products, and we intend to vigorously defend ourselves in these matters. We are currently accounting for these claims in accordance with our standard product liability accrual methodology on a case by case basis. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.
Employment Matters
In January and February 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, asserting claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Hagan, Mr. Bono and Ms. Napoli each claim that he or she is entitled to attorney fees in addition to other unspecified damages. We are vigorously defending each of these lawsuits. As this litigation is in the early stages of evaluation, we are unable to assess the likelihood of an unfavorable outcome or estimate a potential range of loss, if any, at this time.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Other
We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of March 31, 2012.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.

11. Segment and Geographic Information
During the first quarter of 2012, our management, including our chief executive officer who is our chief operating decision maker, began managing our operations as two reportable business segments based on the two primary markets that we operate within: Extremities and OrthoRecon. We believe this change in our reportable segments reflects the way management will monitor performance, align strategies, and allocate resources.
Our Extremities segment includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Our OrthoRecon segment includes products that are used primarily to replace or repair knee, hip and other joints and bones that have deteriorated or have been damaged through disease or injury. The Corporate category shown in the table below primarily reflects general and administrative expenses not specifically associated with the Extremities or OrthoRecon segments.
Management measures segment profitability using an internal performance measure that excludes non-cash, stock-based compensation expense, restructuring charges, costs associated with the deferred prosecution agreement, and inventory step-up amortization associated with acquisitions. Assets in the OrthoRecon and Extremities segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, property, plant and equipment, and assets associated with income taxes.
The change in segment reporting has also resulted in a change in reporting units for goodwill impairment measurement purposes.  Each reportable segment represents a reporting unit.  The goodwill allocated to each reportable segment is a preliminary estimate based on the estimated relative fair value of the goodwill reporting units.  Our preliminary estimate has allocated approximately $25 million and $33 million of goodwill to the OrthoRecon and Extremities reportable segments, respectively. We are currently undertaking a goodwill impairment analysis to determine if the change in goodwill reporting units has resulted in goodwill impairment.  Based on our preliminary analysis, we do not believe our goodwill has been impaired.  This analysis is expected to be concluded in the second quarter of 2012.
Selected financial information related to our segments is presented below for the three months ended March 31, 2012 and 2011(in thousands):

	OrthoRecon		Extremities		Corporate		Total
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Sales	$73,783	$80,017	$52,873	$55,369	$—	$—	$126,656	$135,386
Depreciation expense	6,397	6,373	2,864	2,530	1,083	539	10,344	9,442
Amortization expense	134	86	608	604	—	—	742	690
Segment operating income	$14,320	$16,193	$13,686	$13,406	$(12,168)	$(12,661)	$15,838	$16,938
Other:
Restructuring							(878)	—
Non-cash, stock-based compensation							(2,383)	(2,860)
DPA related							(2,868)	(2,182)
Inventory step-up amortization							(48)	—
Operating income							$9,661	$11,896
Capital expenditures	$1,894	$5,089	$2,173	$2,601	$464	$2,395	$4,531	$10,085

Total assets by business segment for the first quarter of 2012 and the year ended December 31, 2011 are as follows (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Total assets	$288,196	$294,259	$201,309	$200,477	$266,771	$259,844	$756,276	$754,580

Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Latin America, Asia, Australia and Canada). The following table presents net sales by geographic area (in thousands):

	Three Months Ended
Geographic	March 31, 2012	March 31, 2011	% change
United States	$70,062	$77,942	(10.1%)
Europe	25,543	28,412	(10.1%)
Other	31,051	29,032	7.0%
Total net sales	$126,656	$135,386	(6.4%)

Reclassified sales by business segment for each quarter of 2011 and the year ended December 31, 2011 are as follows (in thousands):

	Three Months Ended				Twelve Months Ended
	3/31/2011	6/30/2011	9/30/2011	12/31/2011	12/31/2011
OrthoRecon
Hips	$45,897	$45,544	$39,045	$42,715	$173,201
Knees	32,833	33,392	27,204	30,559	123,988
Other	1,287	1,331	1,464	923	5,005
Total OrthoRecon	80,017	80,267	67,713	74,197	302,194

Extremities
Foot and Ankle	26,725	25,804	25,681	29,524	107,734
Upper Extremity	7,548	6,949	6,692	6,553	27,742
Biologics	19,307	17,929	16,610	15,563	69,409
Other	1,789	1,556	1,488	1,035	5,868
Total Extremities	55,369	52,238	50,471	52,675	210,753

Total Sales	$135,386	$132,505	$118,184	$126,872	$512,947

Reclassified selected financial information related to our segments is presented below for the three months ended June 30, 2011, September 30, 2011 and December 31, 2011 and the year ended December 31, 2011, as follows (in thousands):

	Three months ended June 30, 2011
	OrthoRecon	Extremities	Corporate	Total
Sales	$80,267	$52,238	$—	$132,505
Depreciation expense	6,629	2,640	527	9,796
Amortization expense	106	571	—	677
Segment operating income	17,619	11,581	(13,512)	15,688
Other:
Non-cash, stock-based compensation				(1,607)
DPA related				(2,385)
Operating income				$11,696
Capital expenditures	$6,197	$2,535	$4,559	$13,291

	Three months ended September 30, 2011
	OrthoRecon	Extremities	Corporate	Total
Sales	$67,713	$50,471	$—	$118,184
Depreciation expense	6,600	2,793	583	9,976
Amortization expense	132	589	—	721
Segment operating income	13,808	9,978	(10,447)	13,339
Other:
Non-cash, stock-based compensation				(2,221)
DPA related				(4,974)
Restructuring charges				(14,032)
Employment matters				(2,017)
Product liability provision				(13,199)
Operating loss				$(23,104)
Capital expenditures	$2,722	$4,689	$4,411	$11,822

	Three months ended December 31, 2011
	OrthoRecon	Extremities	Corporate	Total
Sales	$74,197	$52,675	$—	$126,872
Depreciation expense	6,468	2,913	1,632	11,013
Amortization expense	134	648	—	782
Segment operating income	13,275	12,024	(12,519)	12,780
Other:
Non-cash, stock-based compensation				(2,420)
DPA related				(3,379)
Restructuring charges				(2,844)
Inventory step-up amortization				(32)
Operating income				$4,105
Capital expenditures	$5,023	$3,101	$3,635	$11,759

	Twelve months ended December 31, 2011
	OrthoRecon	Extremities	Corporate	Total
Sales	$302,194	$210,753	$—	$512,947
Depreciation expense	26,070	10,876	3,281	40,227
Amortization expense	458	2,412	—	2,870
Segment operating income	60,895	46,989	(49,139)	58,745
Other:
Non-cash, stock-based compensation				(9,108)
DPA related				(12,920)
Restructuring charges				(16,876)
Employment matters				(2,017)
Product liability provision				(13,199)
Inventory step-up amortization				(32)
Operating income				$4,593
Capital expenditures	$19,031	$12,926	$15,000	$46,957

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three month period ended March 31, 2012. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2011, which includes additional information about our critical accounting policies and practices and risk factors, and Note 10 of Part I of this report and Part II, Item 1.
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
Significant Quarterly Business Developments. Net sales decreased 6% in the first quarter of 2012 to $126.7 million, compared to net sales of $135.4 million in the first quarter of 2011. In the first quarter of 2012, we recorded net income of $4.6 million, a $1.0 million increase compared to net income of $3.6 million for the first quarter of 2011, primarily due to $4.1 million ($2.5 million, net of taxes) of charges associated with our tender offer purchasing $170.9 million of our convertible senior notes during the first quarter of 2011.
Our Extremities segment sales declined 5% in the first quarter of 2012, driven by a 24% decline in our U.S. biologics business, due primarily to our agreement to license our GRAFTJACKET® brand in 2011. This decline, combined with a 13% decline in upper extremity sales, was partially offset by an 11% increase in foot and ankle sales.
Our OrthoRecon segment sales declined 8% in the first quarter of 2012, driven primarily by the previously announced U.S. distributor transitions that occurred in the third quarter of 2011 and challenges associated with implementing enhancements to our compliance processes.
Geographically, our first quarter domestic sales were down 10%, as a 9% increase in foot and ankle sales was offset by a 24% decline in biologics sales, a 20% decline in hip sales, an 11% decline in knee sales and a 16% decline in upper extremity sales. U.S. sales were negatively affected by aforementioned distributor transitions and challenges associated with implementing enhancements to our compliance processes, and the GRAFTJACKET® license agreement.
Our international sales decreased 1% to $56.6 million in the first quarter of 2012, compared to $57.4 million in the first quarter of 2011, as an 11% increase in Japan was offset by a 10% decline in our European markets, due to lower sales to our stocking distributors primarily related to our CONSERVE® family of products.
In the third quarter of 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We currently estimate the total cost associated with this plan to be approximately $18 million to $20 million, $16.9 million of which we recognized in 2011. During the first quarter, we recognized $0.9 million of restructuring charges in total, primarily for severance obligations and non-cash asset impairment charges, as well as excess and obsolete inventory provisions. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
In the first quarter of 2012, we began segregating our reporting into two reportable business segments: OrthoRecon and Extremities. See Note 11 to our condensed consolidated financial statements for additional information. The goodwill allocated to each reportable segment is a preliminary estimate based on the estimated relative fair value of each of our goodwill reporting units. The change in segment reporting has also resulted in a change in reporting units for goodwill impairment measurement purposes. We are currently undertaking an interim goodwill impairment analysis to determine if the change in goodwill reporting units has resulted in goodwill impairment. Based on qualitative assessments, it is reasonably possible that the goodwill associated with our OrthoRecon goodwill reporting unit may be impaired, and therefore an impairment charge may be recorded upon the conclusion of our analysis. Although a potential range of loss cannot be determined at this point, our preliminary allocation estimate has allocated $16 million of goodwill to this reporting unit. This analysis is expected to be concluded in the second quarter of 2012.
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
These transformational changes for our business will require significant investment in 2012, which will negatively impact our sales and results of operations in 2012. However, we believe these investments will improve the performance of our business in the longer term.
We believe that our U.S. OrthoRecon business will continue to be unfavorably affected by distributor transitions and challenges associated with implementing enhancements to our compliance processes, and we believe that our U.S. OrthoRecon business will be unfavorably impacted by our U.S. sales force conversion in 2012. Further, we expect that our U.S. and international businesses will continue to be unfavorably affected by the market conditions being experienced throughout the hip and knee industry, including procedural growth rates below historical levels and pricing declines.
Beginning in 2013, we will be subject to a 2.3% excise tax on U.S. sales of medical devices, as prescribed in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. The specific regulations on this tax are still in draft form. We believe that the impact of this tax may have a negative impact on our profitability.
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
On May 4, 2011, our wholly-owned subsidiary Wright Medical Technology, Inc. (WMT) provided written notice to the independent monitor and to the United States Attorney's Office for the District of New Jersey (USAO) of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the Deferred Prosecution Agreement (DPA). On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues this letter addressed relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to WMT failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; and (iv) clarifying lines of responsibility for making payments to consultants. WMT continues to provide ongoing employee training and to review its relationships with customers, and is developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
We continue our, and the independent monitor continues their, investigative activities pursuant to the DPA, and communications amongst us and the independent monitor, and other governmental agencies are ongoing. We are unable to predict the ultimate outcome of these activities.
As previously disclosed, at the direction of WMGI's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. From time to time, WMT has provided, and may in the future provide, pursuant to Paragraph 20 of the DPA, written notices to the independent monitor and the USAO of “credible evidence of violations of 21 U.S.C. § 331,” a strict liability provision of the federal Food, Drug and Cosmetic Act (and any such notices have been and will be provided to the OIG-HHS). Paragraph 20 of the DPA requires WMT to provide written notice to the independent monitor and the USAO of credible evidence of violations of any criminal statute, regardless of whether any such violations are material. WMT has conducted a review of its clinical and regulatory affairs operations, and may conduct further reviews on an ongoing periodic basis. Although circumstances may change, we intend to disclose in our filings with the Securities and Exchange Commission any occasions when WMT provides written notice under Paragraph 20 of the DPA or under the CIA only if such potential violation or violations, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
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
A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report.

Results of Operations
Comparison of three months ended March 31, 2012 to three months ended March 31, 2011
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Net sales	$126,656	100.0%	$135,386	100.0%
Cost of sales [1]	36,806	29.1%	38,768	28.6%
Cost of sales - restructuring	435	0.3%	—	—%
Gross profit	89,415	70.6%	96,618	71.4%
Operating expenses:
Selling, general and administrative [1]	72,348	57.1%	74,825	55.3%
Research and development [1]	6,221	4.9%	9,207	6.8%
Amortization of intangible assets	742	0.6%	690	0.5%
Restructuring charges	443	0.3%	—	—%
Total operating expenses	79,754	63.0%	84,722	62.6%
Operating income	9,661	7.6%	11,896	8.8%
Interest expense, net	1,807	1.4%	1,835	1.4%
Other expense, net	161	0.1%	4,459	3.3%
Income before income taxes	7,693	6.1%	5,602	4.1%
Provision for income taxes	3,132	2.5%	2,010	1.5%
Net income	$4,561	3.6%	$3,592	2.7%

__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31,
	2012	% of Sales	2011	% of Sales
Cost of sales	$346	0.3%	$347	0.2%
Selling, general and administrative	1,886	1.5%	2,068	1.5%
Research and development	151	0.1%	445	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended March 31,
	2012	2011	% Change
OrthoRecon
Hips	$41,500	$45,897	(9.6%)
Knees	31,082	32,833	(5.3%)
Other	1,201	1,287	(6.7%)
Total OrthoRecon	73,783	80,017	(7.8%)

Extremities
Foot and Ankle	29,627	26,725	10.9%
Upper Extremity	6,545	7,548	(13.3%)
Biologics	15,187	19,307	(21.3%)
Other	1,514	1,789	(15.4%)
Total Extremities	52,873	55,369	(4.5%)

Total Sales	$126,656	$135,386	(6.4%)

The following table presents net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Geographic
Domestic	$70,062	$77,942	(10.1%)
International	56,594	57,444	(1.5%)
Total net sales	$126,656	$135,386	(6.4%)

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended March 31, 2012 and 2011:
Product Line Sales as a Percentage of Total Net Sales

2012	2011

Net Sales
Overall, our net sales decreased 6% in the first quarter of 2012 compared to the first quarter of 2011. We experienced a decline of 5% in our Extremities segment and an 8% decline in our OrthoRecon segment. Geographically, our domestic net sales totaled $70.1 million in the first quarter of 2012 and $77.9 million in the first quarter of 2011, representing 55% and 58% of total net sales, respectively. Our international net sales totaled $56.6 million in the first quarter of 2012, compared to $57.4 million in the first quarter of 2011, representing a decline of 1%.
Extremities Segment. Net sales in our extremities segment totaled $52.9 million in the first quarter of 2012, as compared to $55.4 million in the first quarter of 2011. The 5% decline in our extremities segment was driven by a 24% decline in our U.S. biologics business, due to our agreement to license our GRAFTJACKET® brand in 2011, as well as declining sales in our bone repair business. This agreement will continue to have an unfavorable year-over-year impact on our U.S. biologics sales through the second quarter of 2012.
Our foot and ankle net sales increased to $29.6 million in the first quarter of 2012, representing growth of 11% over the first quarter of 2011. Domestically, foot and ankle product sales increased 9% over the first quarter of 2011, due to the continued success of our INBONE™ products, our PRO-TOE™ VO Hammertoe Fixation System, our January 2012 launch of ORTHOLOC™ 3Di Ankle Fracture System and the early success from the March 2012 launch of the CLAW® II Polyaxial Compression Plating System. Our international foot and ankle sales increased 20% compared to the same period in 2011, primarily due to sales of our DARCO® foot and ankle plating systems and the newly acquired CCI® Evolution Mobile Bearing Total Ankle Replacement system.
Upper extremity net sales decreased to $6.5 million in the first quarter of 2012, representing a decline of 13% over the first quarter of 2011. This decrease is primarily due to lower levels of sales of our MICRONAIL® and EVOLVE® products.
Net sales of our biologics products totaled $15.2 million in the first quarter of 2012, representing a 21% decrease from the first quarter of 2011. In the U.S., our biologics sales decreased 24% in 2012. As anticipated, U.S. sales of our GRAFTJACKET® Regenerative Tissue Matrix declined as a result of the license agreement we entered into with Kinetic Concepts, Inc. (KCI) during the first quarter of 2011, which gave KCI the license to use our trademarks associated with our GRAFTJACKET® line of products in the wound care field, subject to certain exceptions.
OrthoRecon Segment. Net sales in our OrthoRecon segment totaled $73.8 million in the first quarter of 2012, as compared to $80.0 million in the first quarter of 2011, an 8% decline driven primarily by customer losses associated with the previously announced U.S. distributor transitions that occurred in the third quarter of 2011 and challenges associated with implementing enhancements to our compliance processes.
Our hip product net sales totaled $41.5 million during the first quarter of 2012, representing a 10% decrease from the prior year. Our domestic hip sales decreased 20% over prior year due to a 13% decline in unit volumes, the remainder of which was due to decreased average selling prices. Internationally, hip sales declined 4% from prior year, primarily due to decreased sales to certain European stocking distributors primarily related to our CONSERVE® family of products.
Our knee product net sales decreased 5% to $31.1 million in the first quarter of 2012 from $32.8 million during the same period in 2011. Domestically, knee sales decreased 11% from prior year, wholly attributable to lower levels of unit volumes. International knee sales increased 1% over prior year, as a 3% increase in sales in Japan was partially offset by a 7% decline in our European markets, primarily within our international stocking distributors attributable to economic uncertainties in Europe.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 29.1% in the first quarter of 2012, as compared to 28.6% in the first quarter of 2011, as increased provisions for excess and obsolete inventory were partially offset by favorable cost of products. Our cost of sales included 0.3 percentage points of non-cash, stock-based compensation expense in 2012 and 2011. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Cost of sales - restructuring
During the first quarter of 2012, we recorded $0.4 million (0.3% of net sales) of excess and obsolete inventory provisions associated with product optimization as we continue to reduce the size of our international product portfolio.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 57.1% in the first quarter of 2012, a 180 basis point increase from 55.3% in the first quarter of 2011. Selling, general and administrative expense for the first quarter of 2012 included $2.9 million of costs associated with the DPA (2.3% of net sales) and $1.9 million of non-cash, stock based compensation expense (1.5% of net sales). Selling, general and administrative expense for the first quarter of 2011 included $2.1 million of non-cash, stock based compensation expense (1.5% of net sales) and $2.2 million of costs associated with our DPA (1.6% of net sales). The remaining increase in selling, general and administrative expenses as a percentage of sales is primarily attributable to relatively flat general and administrative expenses at a lower level of sales.
Research and Development

Our investment in research and development activities represented approximately 4.9% of net sales in the first quarter of 2012, as compared to 6.8% of net sales in the first quarter of 2011. Our research and development expenses include $0.2 million (0.1% of net sales) of non-cash, stock-based compensation expense in the first quarter of 2012 and $0.4 million (0.3% of net sales) in the first quarter of 2011. The remaining decrease in research and development expense as a percentage of sales is primarily attributable to cost reductions resulting from our cost improvement restructuring plan initiated in Q3 2011 and lower levels of costs associated with clinical studies.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets in the first quarter of 2012 were flat compared to the same period in 2011. Based on the intangible assets held as of March 31, 2012, we expect to recognize amortization expense of approximately $2.8 million for the full year of 2012, $2.4 million in 2013, $2.2 million in 2014, $2.2 million in 2015, and $2.0 million in 2016.
Restructuring Charges
During the first quarter of 2012, we recognized $0.4 million of restructuring charges within operating expenses, primarily for severance obligations and the impairment of long-lived assets.
Interest Expense, Net
Interest expense, net, consists of interest expense of $1.9 million during the first quarter of 2012 and $2.0 million during the first quarter of 2011, primarily from the Term Loan in 2011 under our Senior Credit Facility, offset by interest income of $0.1 million during both the first quarter of 2012 and 2011, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2012 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. Additionally, the amount of interest expense we incur is subject to variability dependent upon the change in London Interbank Offered Rate (LIBOR) rates and our consolidated leverage ratio.
Other Expense, Net
Our other expense, net decreased from $4.5 million in expense in the first three months of 2011 to $0.2 million in expense in the first three months of 2012. The decrease is attributable to the recognition of approximately $4.1 million of expenses for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of all $170.9 million of the Notes validly tendered in the tender offer.
Provision for Income Taxes
We recorded an income tax provision of $3.1 million in the first quarter of 2012, compared to $2.0 million in the first quarter of 2011. During the first quarter of 2012, our effective tax rate was approximately 40.7% as compared to 35.9% in the first quarter of 2011. The increase in the effective tax rate is primarily due to the expiration of the U.S. Federal Research & Development tax credit on January 1, 2012.
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
Restructuring
On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. We currently estimate that total pre-tax restructuring charges will be approximately $18 million to $20 million, of which we recognized $17.8 million to date. We do not believe that recording the remaining $0.2 million to $2.2 million of restructuring expenses will have a material impact on our results of operations, financial condition or liquidity. We have realized the benefits from this restructuring within selling, general and administrative expenses and research and development expenses beginning in the fourth quarter of 2011. This favorability is being partially offset by unfavorable income tax consequences, and incremental expenses associated with senior management changes. In total, our net income will have an approximate $2 million favorable impact beginning in 2012 on an annual basis. Additionally, beginning in

2013, we expect to realize additional benefits within cost of sales, the net income impact of which is approximately $1 million annually. However, the favorable impact from our cost improvement restructuring plan in 2012 will be more than offset by the additional investments we are making in 2012 for the transformational changes discussed above in “Opportunities and Challenges.” See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of March 31, 2012	As of December 31, 2011
Cash and cash equivalents	$170,359	$153,642
Short-term marketable securities	17,144	13,597
Long-term marketable securities	—	4,502
Working capital	439,553	424,543
Line of credit availability	41,600	42,000
Operating Activities. Cash provided by operating activities increased to $19.1 million for the first three months of 2012 as compared to $18.1 million million for the first three months of 2011, primarily due to increased cash profitability in 2012.
Investing Activities. Our capital expenditures totaled approximately $4.5 million and $10.1 million in the first three months of 2012 and 2011, respectively. This decrease is primarily due to lower levels of information technology-related spending and on 2011investment in instrumentation related to the launch of our EVOLUTION™ Medial-Pivot Knee System. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $25 million in 2012.
In the first three months of 2012 and 2011, we received cash proceeds of approximately $3.0 million and $5.5 million, respectively, related to the sale of a license to KCI for the exclusive use of our GRAFTJACKET® brand in wound markets.
Financing Activities. During the first three months of 2012, cash used in financing activities totaled $2.0 million compared to the first three months of 2011 when cash used in financing activities totaled $24.0 million. The change is primarily attributable to the payments to fund the purchase of all $170.9 million of the convertible notes validly tendered in the tender offer being offset by the cash proceeds from a $150 million borrowing under the Term Loan.
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014 (Notes). The Notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the Notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date of Notes. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the Notes (Indenture), the holders may require us to purchase for cash all or a portion of the Notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its Notes, we may, under certain circumstances, increase the conversion rate for the Notes surrendered. The Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of March 31, 2012, $29.1 million aggregate principal amount of the Notes remain outstanding.
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
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month LIBOR rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of March 31, 2012, the one month LIBOR was 0.24% and the applicable margin was 2.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
In March 2011, we entered into an interest rate swap agreement, which we designated as cash flow hedge of the underlying variable rate obligation on our Term Loan. See Note 6 for additional information regarding the interest rate swap agreement.
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
As of March 31, 2012, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate funds.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $170.4 million, our marketable securities balances totaling $17.1 million, our existing available credit line of $41.6 million, and our expected cash flow from our 2012 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2012 of approximately $25 million, and meet our contractual cash obligations in 2012.
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

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On March 31, 2012, we have invested short term cash and cash equivalents and marketable securities of approximately $84 million. We believe that a 25 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 25 basis points in interest rates would have an annual impact of $209,000 to our interest income.
We also are exposed to interest rate risk related to our U.S. dollar LIBOR-indexed borrowings of $142.5 million. We have entered into an interest rate swap instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate derivative instrument will fix the interest rate on a portion ($50 million) of our LIBOR-indexed floating-rate borrowings.
Based on our outstanding borrowings at March 31, 2012, a 10% change in interest rates would have impacted the interest expense on the unhedged portion of our debt by an immaterial amount on an annualized basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 34% and 31% of our total net sales were denominated in foreign currencies during the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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
As discussed in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances principally denominated in euros, Japanese yen, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.
At March 31, 2012, the result of a uniform 10% strengthening in the value of the U. S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $2.5 million for 2012. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
We do not purchase or hold any market risk instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.
Changes in Internal Control Over Financial Reporting
During the three months March 31, 2012, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 4, 2011, our wholly-owned subsidiary Wright Medical Technology, Inc. (WMT) provided written notice to the independent monitor and to the United States Attorney's Office for the District of New Jersey (USAO) of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the Deferred Prosecution Agreement (DPA). On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues this letter addressed relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; and (iv) clarifying lines of responsibility for making payments to consultants. WMT continues to provide ongoing employee training and to review its relationships with customers, and is developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011, of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the Corporate Integrity Agreement (CIA) under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
We continue our, and the independent monitor continues their, investigative activities pursuant to the DPA, and communications amongst us and the independent monitor, and other governmental agencies are ongoing. We are unable to predict the ultimate outcome of these activities.
As previously disclosed, at the direction of WMGI's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. From time to time, WMT has provided, and may in the future provide, pursuant to Paragraph 20 of the DPA, written notices to the independent monitor and the USAO of “credible evidence of violations of 21 U.S.C. § 331,” a strict liability provision of the federal Food, Drug and Cosmetic Act (and any such notices have been and will be provided to the OIG-HHS). Paragraph 20 of the DPA requires WMT to provide written notice to the independent monitor and the USAO of credible evidence of violations of any criminal statute, regardless of whether any such violations are material. WMT has conducted a review of its clinical and regulatory affairs operations, and may conduct further reviews on an ongoing periodic basis. Although circumstances may change, we intend to disclose in our filings with the Securities and Exchange Commission any occasions when WMT provides written notice under Paragraph 20 of the DPA or under the CIA only if such potential violation or violations, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
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
Product Liability
Wright Medical Technology, Inc. has been named as a defendant, in some cases with multiple other defendants, in several lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture or labeling of certain metal-on-metal CONSERVE® products rendered the products defective. The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery. Because of the similar nature of the allegations made by several plaintiffs, upon motion of one plaintiff, Danny L. James, Sr., the United States Judicial Panel on Multidistrict Litigation in February 2012 transferred certain actions filed in the federal court system related to CONSERVE® products to the United States District Court for the Northern District of Georgia, for consolidated pre-trial management of the cases before a single United States District Court Judge. The consolidated matter is known as In re: Wright Medical Technology, Inc. Conserve Hip Implant Products Liability Litigation. We plan to vigorously defend these lawsuits. Management does not believe the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.
Employment Matters
In January and February 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, asserting claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Hagan, Mr. Bono and Ms. Napoli each claim that he or she is entitled to attorney fees in addition to other unspecified damages. We are vigorously defending each of these lawsuits. As this litigation is in the early stages of evaluation, we are unable to assess the likelihood of an unfavorable outcome or estimate a potential range of loss, if any, at this time.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (5) as amended by First Amendment to 1999 Plan.(6)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan).(7)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(8)

10.5*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.6*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (8)

Exhibit No.	Description

10.7*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.8*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (8)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (8)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (8)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (8)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (8)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (8)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (10)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (11)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (12)

10.22*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (12) as amended by Employment Contract Amendment dated as of August 2, 2010. (15)

10.23*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (13)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (14)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (12)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (14)

10.27*	Employment Agreement dated as of September 17, 2011, between Wright Medical Technology, Inc. and Robert J. Palmisano effective September 17, 2011.(20)

10.28*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.29*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (21)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and James A. Lightman dated December 29, 2011. (21)

10.31*	Inducement Stock Option Grant Agreement between the Registrant and Daniel J. Garen dated January 30, 2012. (21)

Exhibit No.	Description
10.32*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Timothy E. Davis, Jr.

10.33†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation.(18)

10.34†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (18)

10.35
Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (16)

10.36	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (16)

10.37	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey. (16)

10.38
Amendment to the Corporate Integrity Agreement dated September 14, 2011, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (19)

10.39
Addendum and Amendment to the Deferred Prosecution Agreement dated September 15, 2011, between Wright Medical Technology, Inc. and the United States Attorney's Office for the District of New Jersey. (19)

11	Computation of earnings per share (included in Note 8 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(9)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(10)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(12)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(13)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(15)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011.

(19)	Incorporated by reference to our current report on Form 8-K filed on September 15, 2011.

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011.

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011.

*	Denotes management contract or compensatory plan or arrangement.

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
Date: May 1, 2012

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.32	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Timothy E. Davis, Jr.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.