Form 10-Q
period 2012-06-30
WRIGHT MEDICAL GROUP INC
filed 2012-08-07
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

As of July 26, 2012, there were 39,631,444 shares of common stock outstanding.

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
Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011, under the heading, “Risk Factors” and elsewhere in this report), and the following:

•
future actions of the Food and Drug Administration (FDA) or any other regulatory body or government authority that could: delay, limit or suspend product development, manufacturing or sales; result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; or impact our settlement of the federal investigation into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$176,591	$153,642
Marketable securities	16,297	13,597
Accounts receivable, net	102,591	98,995
Inventories	157,123	164,600
Prepaid expenses	6,158	5,916
Deferred income taxes	40,715	40,756
Other current assets	11,768	23,027
Total current assets	511,243	500,533
Property, plant and equipment, net	147,032	160,284
Goodwill	57,758	57,920
Intangible assets, net	21,489	17,731
Marketable securities	—	4,502
Deferred income taxes	3,591	3,688
Other assets	10,880	9,922
Total assets	$751,993	$754,580
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$9,385	$11,651
Accrued expenses and other current liabilities	57,514	55,831
Current portion of long-term obligations	10,346	8,508
Total current liabilities	77,245	75,990
Long-term debt and capital lease obligations	150,679	166,792
Deferred income taxes	12,313	11,589
Other liabilities	33,226	31,745
Total liabilities	$273,463	$286,116
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,620,352 shares at June 30, 2012 and 39,306,118 shares at December 31, 2011	388	384
Additional paid-in capital	402,091	395,840
Accumulated other comprehensive income	17,601	19,061
Retained earnings	58,450	53,179
Total stockholders’ equity	478,530	468,464
Total liabilities and stockholders’ equity	$751,993	$754,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$123,280	$132,505	$249,936	$267,891
Cost of sales [1]	38,434	41,504	75,240	80,272
Cost of sales - restructuring	—	—	435	—
Gross profit	84,846	91,001	174,261	187,619
Operating expenses:
Selling, general and administrative [1]	72,862	70,821	145,210	145,646
Research and development [1]	6,744	7,807	12,965	17,014
Amortization of intangible assets	1,254	677	1,996	1,367
Restructuring charges	710	—	1,153	—
Total operating expenses	81,570	79,305	161,324	164,027
Operating income	3,276	11,696	12,937	23,592
Interest expense, net	1,887	1,475	3,694	3,310
Other (income) expense, net	(153)	257	8	4,716
Income before income taxes	1,542	9,964	9,235	15,566
Provision for income taxes	832	3,817	3,964	5,827
Net income	$710	$6,147	$5,271	$9,739
Net income per share (Note 8):
Basic	$0.02	$0.16	$0.14	$0.26
Diluted	$0.02	$0.16	$0.14	$0.25
Weighted-average number of shares outstanding-basic	38,715	38,240	38,604	38,137
Weighted-average number of shares outstanding-diluted	38,997	39,261	38,898	38,347

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of sales	$348	$360	$694	$707
Selling, general and administrative	2,805	1,300	4,691	3,368
Research and development	236	(53)	387	392

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$710	$6,147	$5,271	$9,739

Other comprehensive income, net of tax:
Changes in foreign currency translation	(1,693)	1,954	(1,507)	4,477
Unrealized loss on derivative instrument, net of taxes of $29, $370, $32 and $275, respectively	(46)	(579)	(50)	(431)
Unrealized gain (loss) on marketable securities	76	(6)	87	(11)
Minimum pension liability adjustment	5	5	10	10
Other comprehensive (loss) income	(1,658)	1,374	(1,460)	4,045

Comprehensive (loss) income	$(948)	$7,521	$3,811	$13,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net income	$5,271	$9,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,896	19,238
Stock-based compensation expense	5,772	4,467
Amortization of intangible assets	1,996	1,367
Amortization of deferred financing costs	428	558
Deferred income taxes	654	431
Write off of deferred financing costs	—	2,926
Excess tax benefit from stock-based compensation arrangements	(477)	(37)
Non-cash restructuring charges	658	—
Other	1,675	(1,411)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(4,858)	2,130
Inventories	7,027	(4,819)
Prepaid expenses and other current assets	6,659	2,732
Accounts payable	(2,243)	2,124
Accrued expenses and other liabilities	(1,345)	(429)
Net cash provided by operating activities	41,113	39,016
Investing activities:
Capital expenditures	(8,573)	(23,376)
Purchase of intangible assets	(1,109)	(361)
Sales and maturities of available-for-sale marketable securities	4,740	17,908
Investment in available-for-sale marketable securities	(2,878)	(7,337)
Proceeds from sale of assets	3,000	5,500
Net cash used in investing activities	(4,820)	(7,666)
Financing activities:
Issuance of common stock	526	271
Payments of long term borrowings	(13,750)	(1,900)
Payments of deferred financing costs	—	(2,887)
Redemption of convertible senior notes	—	(170,889)
Proceeds from term loan borrowings	—	150,000
Payments of capital leases	(523)	(563)
Excess tax benefit from stock-based compensation arrangements	477	37
Net cash used in financing activities	(13,270)	(25,931)
Effect of exchange rates on cash and cash equivalents	(74)	747
Net increase in cash and cash equivalents	22,949	6,166
Cash and cash equivalents, beginning of period	153,642	153,261
Cash and cash equivalents, end of period	$176,591	$159,427

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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of June 30, 2012 and December 31, 2011 due to their short maturities or variable rates.
The carrying amount of debt outstanding pursuant to our credit facility approximates fair value as interest rates on these instruments approximate current market rates. See Note 5 for additional information regarding the credit facility.
The $29.1 million of our convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $27.7 million at June 30, 2012, based on a limited number of trades and does not necessarily represent the value at which the entire convertible note portfolio can be retired.
Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, requires fair value measurements be classified and disclosed in one of the following three categories:
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
We use a third-party provider to determine fair values of our available-for-sale debt securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We have controls in place to review the third party provider's qualifications and procedures used to determine fair values and to validate the prices used in their determination of fair value. We classify our investment in U.S. Treasury bills and bonds and corporate equity securities as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. These include municipal debt securities, U.S. agency debt securities, and corporate debt securities.
As part of the acquisition of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, completed in 2010, we may be obligated to pay contingent consideration of up to $0.4 million upon the achievement of certain revenue milestones. The $0.4 million fair value of the contingent consideration as of June 30, 2012 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. This obligation is included in current liabilities in our condensed consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in "Other (income) expense, net"

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

in our condensed consolidated statements of operations.
As part of the acquisition of CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2011, we recorded a contingent liability for royalty payments associated with future sales of this product. The $0.9 million fair value of the contingent consideration as of June 30, 2012 was determined using a discounted cash flow model and probability adjusted estimates of the future revenues and is classified in Level 3. An obligation of $0.1 million is recorded in current liabilities and an obligation of $0.8 million recorded in long term liabilities in our condensed consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in "Other (income) expense, net" in our condensed consolidated statements of operations.
The decrease in instruments with Level 3 valuations is attributable to the fair value adjustment of the contingent consideration associated with the CCI acquisition.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2012
Assets
Cash and cash equivalents	$176,591	$176,591	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$2,500	$—	$2,500	$—
Corporate debt securities	10,838	—	10,838	—
Total debt securities	13,338	—	13,338	—

Corporate equity securities	2,959	2,959	—	—
Total available-for-sale marketable securities	16,297	2,959	13,338	—

	$192,888	$179,550	$13,338	$—
Liabilities
Interest rate swap	$1,744	$—	$1,744	$—
Contingent consideration	1,309	—	—	1,309
	$3,053	$—	$1,744	$1,309

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2011
Assets
Cash and cash equivalents	$153,642	$153,642	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$508	$—	$508	$—
U.S. agency debt securities	2,498	—	2,498	—
Corporate debt securities	15,093	—	15,093	—
Total available-for-sale marketable securities	18,099	—	18,099	—

	$171,741	$153,642	$18,099	$—
Liabilities
Interest rate swap	$1,662	$—	$1,662	$—
Contingent consideration	1,704	—	—	1,704
	$3,366	$—	$1,662	$1,704

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2. Inventories
Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$7,994	$8,860
Work-in-process	19,025	19,363
Finished goods	130,104	136,377
	$157,123	$164,600

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
As of June 30, 2012, and December 31, 2011, we had current marketable securities totaling $16.3 million and $13.6 million, respectively, consisting of investments in corporate, municipal and agency bonds and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $4.5 million as of December 31, 2011 consisting of investments in corporate, municipal, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At June 30, 2012
Available-for-sale marketable securities
Municipal debt securities	$2,500	$—	$—	$2,500
Corporate debt securities	10,829	9	—	10,838
Total debt securities	13,329	9	—	13,338

Corporate equity securities	2,878	81	—	2,959
Total available-for-sale marketable securities	$16,207	$90	$—	$16,297

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2011
Available-for-sale marketable securities
Municipal debt securities	$507	$1	$—	$508
U.S. agency debt securities	2,500	—	(2)	2,498
Corporate debt securities	15,089	4	—	15,093
Total available-for-sale marketable securities	$18,096	$5	$(2)	$18,099

Our available-for-sale debt securities held at June 30, 2012 mature in one year or less.

4. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2012	December 31, 2011
Property, plant and equipment, at cost	$351,759	$353,005
Less: Accumulated depreciation	(204,727)	(192,721)
	$147,032	$160,284

5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Capital lease obligations	$1,289	$1,814
Term loan	130,625	144,375
Convertible senior notes	29,111	29,111
	161,025	175,300
Less: current portion	(10,346)	(8,508)
	$150,679	$166,792

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
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of June 30, 2012, $29.1 million aggregate principal amount of the Notes remain outstanding.
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
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month London Interbank Offered Rate (LIBOR), plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of June 29, 2012, the one month LIBOR was 0.25% and the applicable margin was 2.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
During the three months ended June 30, 2012, we made a debt prepayment of $10 million, which was not necessary to comply with the leverage ratio in our credit agreement. However, we are monitoring our leverage ratio and, if necessary, will make prepayments in the future to ensure compliance.
In March 2011, we entered into an interest rate swap agreement with a notional amount of $50 million, which we designated as

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

a cash flow hedge of the underlying variable rate obligation on our Term Loan. See Note 6 for additional information regarding the interest rate swap agreement.

6. Derivative Instruments and Hedging Activities
We account for derivatives in accordance with FASB ASC Topic 815, Derivative and Hedging, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in stockholders’ equity as a component of "Accumulated other comprehensive income". These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument affect earnings.
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
As of June 30, 2012, we had a $130.6 million loan outstanding under our Senior Credit Facility and one interest rate swap with a notional amount of $50 million. Under the terms of the interest rate swap agreement, we receive interest on the $50 million notional amount based on one-month LIBOR and we pay a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015, with the exception of the variability of the rate based on our consolidated leverage ratio. The fair value of the interest rate swap as of June 30, 2012 was a liability of $1.7 million and is recorded within "Other liabilities" in our condensed consolidated balance sheet.
In accordance with FASB ASC Topic 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the term loan borrowing, as well as our risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction will be deferred as a component of accumulated other comprehensive income (AOCI) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings. At June 30, 2012, because there was no ineffective portion of the interest rate swap, the total fair value of the liability was recorded to AOCI. We are exposed to credit loss in the event of nonperformance by our counterparty on our outstanding forward currency exchange contracts but do not anticipate nonperformance.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet as of June 30, 2012 (in thousands):

	Location on condensed consolidated balance sheet	June 30, 2012
Interest rate swap	Other liabilities	$1,744

Our derivative instruments designated as a cash flow hedge had the following effect on accumulated other comprehensive income (AOCI) in our condensed consolidated balance sheet for the three months ended June 30, 2012 (in thousands):

2012
Balance at April 1	$(1,669)
Current period amount of loss recognized in AOCI	(75)
Balance at June 30	$(1,744)

Our derivative instruments designated as a cash flow hedge had the following effect on accumulated other comprehensive income (AOCI) in our condensed consolidated balance sheet for the six months ended June 30, 2012 (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2012
Balance at January 1	$(1,662)
Current period amount of loss recognized in AOCI	(82)
Balance at June 30	$(1,744)

Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At June 30, 2012, we had no foreign currency contracts outstanding.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended June 30, 2012, are as follows (in thousands):

Goodwill at December 31, 2011	$57,920
Foreign currency translation	(162)
Goodwill at June 30, 2012	$57,758

Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. As a result of our change in reportable segments during the first quarter of 2012, which also resulted in a change in reporting units for goodwill impairment measurement purposes, we performed a goodwill impairment analysis as of March 31, 2012. During the current quarter, we completed this goodwill impairment analysis and determined that the fair values of our reporting units exceeded their carrying values, indicating that goodwill has not been impaired.
The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD technology	$278		$278
Trademarks	1,658		1,658
Total indefinite life intangibles	1,936		1,936

Finite life intangibles
Distribution channels	20,671	19,744	21,096	20,057
Completed technology	10,959	4,897	10,976	4,416
Licenses	5,716	2,691	5,721	2,478
Customer relationships	3,888	1,671	3,888	1,476
Trademarks	1,336	888	1,336	818
Non-compete agreements	7,419	1,513	1,735	832
Other	2,170	1,202	2,170	1,050
Total finite life intangibles	52,159	$32,606	46,922	$31,127

Total intangibles	54,095		48,858
Less: Accumulated amortization	(32,606)		(31,127)
Intangible assets, net	$21,489		$17,731

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In connection with our initiative to convert a portion of our independent foot and ankle distributor territories to direct employee sales representation, we entered into conversion agreements with certain independent distributors, which included non-competition clauses. As of June 30, 2012, $5.7 million has been capitalized as an intangible asset for the value of such non-competition clauses and will be amortized over the respective terms, of which the weighted average period is 1.9 years. We expect to enter into additional conversion agreements during the second half of 2012.
Based on total intangible assets held at June 30, 2012, we expect to amortize approximately $4.9 million for the full year of 2012, $4.9 million in 2013, $3.2 million in 2014, $2.2 million in 2015, and $2.0 million in 2016.

8. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and convertible debt. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three- and six-month periods ended June 30, 2012 and the six-month period ended June 30, 2011, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. During the three-month period ended June 30, 2011, the convertible debt had a dilutive effect on earnings per share and we therefore included it in the dilutive share calculation.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average number of shares outstanding, basic	38,715	38,240	38,604	38,137
Common stock equivalents	282	1,021	294	210
Weighted-average number of shares outstanding, diluted	38,997	39,261	38,898	38,347

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	3,304	3,748	3,825	3,736
Non-vested shares, restricted stock units, and stock-settled phantom stock units	293	513	293	524
Convertible debt	891	—	891	2,927

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
As of June 30, 2012, we have concluded our cost improvement restructuring efforts, incurring a total of $18.5 million of charges, however certain liabilities remain to be paid.
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our condensed consolidated statement of operations, with the exception of the excess and obsolete inventory charges, which were recognized within "Cost of sales - restructuring".

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(in thousands)	Three Months Ended	Six Months Ended	Cumulative Charges as of
	June 30, 2012	June 30, 2012	June 30, 2012
Severance and other termination benefits	$—	$38	$5,454
Contract terminations	114	125	6,102
Non-cash asset impairment charges	—	223	2,676
Excess and obsolete charges	—	435	2,906
Legal and professional fees	141	205	508
Other	455	562	818
Total restructuring charges	$710	$1,588	$18,464

Activity in the restructuring liability for the six months ended June 30, 2012, is presented in the following table (in thousands):

Cost Improvement restructuring liability at December 31, 2011	$1,948
Charges:
Severance and other termination benefits	38
Contract terminations	125
Legal and professional fees	205
Other	562
Total Charges	930

Payments:
Severance and other termination benefits	(1,443)
Contract terminations	(328)
Legal and professional fees	(153)
Other	(436)
Total Payments	(2,360)

Changes in foreign currency translation	7
Cost Improvement restructuring liability at June 30, 2012	$525

10. Commitments and Contingencies
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
On May 4, 2011, WMT provided written notice to the independent monitor and to the USAO of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the DPA. On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues this letter addressed relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to WMT failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; (iv) clarifying lines of responsibility for making payments to consultants; and (v) developed a protocol for internal reporting and investigation of allegations of misconduct relating to senior management. WMT continues to provide ongoing employee training and to review its relationships with customers.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the CIA under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
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
Product Liability
Claims for personal injury have been made against us associated with fractures of our PROFEMUR® titanium modular neck product. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2010, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the third quarter of 2011, as a result of an increase in the number and monetary amount of claims, management determined an estimate of our liability to patients in North America who have previously required a revision following a fracture of a long PROFEMUR® titanium modular neck, or may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $24 million to $39 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $24.3 million, which represents the low-end of our estimated aggregate range of loss. We have classified $6 million of this liability as current in “Accrued expenses and other current liabilities” and $18.3 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years. We maintain insurance coverage that limits our self-insured risk per policy year, and have recorded an estimate of the probable recovery of approximately $4.5 million related to open claims within “Other current assets” and $6.4 million related to open claims within "Other assets" on our condensed consolidated balance sheet. The estimated insurance proceeds are for current and projected claims through the end of our current coverage period, which expires on August 15, 2012.
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
We have received claims for personal injury associated with our metal-on-metal hip products. The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, as further discussed in Part II Item 1 of this Quarterly Report. The number of claims continues to increase, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products, and we intend to vigorously defend ourselves in these matters. We are currently accounting for these claims in accordance with our standard product liability accrual methodology on a case by case basis. Management does not believe that the outcome of the currently reported claims will have a material adverse effect on our consolidated financial positions or results of operations. However, we are unable to estimate the impact of future potential claims.
Future revisions in our estimates of these provisions could materially impact our results of operations and financial position. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. We maintain product liability insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our current insurance coverage is adequate. Our current policy, which expires on August 15, 2012, is on a claims made basis and there is no guarantee that we will be able to maintain affordable, adequate insurance coverage for claims that are made after that date involving certain products including, but not limited to, our long PROFEMUR® titanium modular necks and our metal-on-metal hip products, in which case the amount of our self insured retention could increase. Accordingly, we are not yet able to determine the amount of product liability insurance, if any, that we will have for claims received

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

after August 15, 2012.
Employment Matters
In 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, asserting claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Hagan, Mr. Bono and Ms. Napoli each claim that he or she is entitled to attorney fees in addition to other unspecified damages.
In July of 2012, we settled our dispute and lawsuit with Mr. Hagan which had an immaterial impact on our results of operations for the period ended June 30, 2012.   There are no existing legal disputes that remain with Mr. Hagan. We are vigorously defending the remaining lawsuits, the facts of which differ from the Hagan lawsuit. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.
Other
On August 3, 2012, the Company received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices.  The subpoena covers the period from January 1, 2000 to August 2, 2012.  The Company is in the process of collecting the responsive documents and responding to the subpoena.  We are unable to estimate the impact of the ultimate outcome of these matters on our consolidated financial position or results of operations.
We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of June 30, 2012.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.

11. Segment and Geographic Information
During the first quarter of 2012, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as two reportable business segments based on the two primary markets that we operate within: Extremities and OrthoRecon. We believe this change in our reportable segments reflects the way management will monitor performance, align strategies, and allocate resources.
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
Management measures segment profitability using an internal performance measure that excludes non-cash, stock-based compensation expense, restructuring charges, costs associated with the deferred prosecution agreement, charges associated with distributor conversions and non-competes and inventory step-up amortization associated with acquisitions. Assets in the OrthoRecon and Extremities segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, property, plant and equipment, and assets associated with income taxes.
The change in segment reporting has also resulted in a change in reporting units for goodwill impairment measurement purposes.  Each reportable segment represents a reporting unit.  Management allocated approximately $26 million and $32 million of goodwill to the OrthoRecon and Extremities reportable segments, respectively. The goodwill allocated to each reportable segment was based on the relative fair value of each of our goodwill reporting units. During the quarter, we completed an interim goodwill impairment analysis to determine if the change in goodwill reporting units had resulted in goodwill impairment. We determined that the fair value of our reporting units exceeded their carrying values and, therefore, no impairment charge was necessary.
Selected financial information related to our segments is presented below for the three months ended June 30, 2012 and 2011 (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	$71,316	$80,267	$51,964	$52,238	$—	$—	$123,280	$132,505
Depreciation expense	6,175	6,629	2,789	2,640	588	527	9,552	9,796
Amortization expense	83	106	600	571	—	—	683	677
Segment operating income	$10,887	$17,619	$12,108	$11,581	$(12,721)	$(13,512)	$10,274	$15,688
Other:
Restructuring							(710)	—
Non-cash, stock-based compensation							(3,389)	(1,607)
DPA related							(2,072)	(2,385)
Inventory step-up amortization							(48)	—
Distributor conversion and non-compete charges							(779)	—
Operating income							$3,276	$11,696
Capital expenditures	$680	$6,197	$2,277	$2,535	$1,085	$4,559	$4,042	$13,291

Selected financial information related to our segments is presented below for the six months ended June 30, 2012 and 2011 (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	$145,099	$160,284	$104,837	$107,607	$—	$—	$249,936	$267,891
Depreciation expense	12,572	13,002	5,653	5,170	1,671	1,066	19,896	19,238
Amortization expense	217	192	1,208	1,175	—	—	1,425	1,367
Segment operating income	$25,207	$33,812	$25,794	$24,987	$(24,889)	$(26,173)	$26,112	$32,626
Other:
Restructuring							(1,588)	—
Non-cash, stock-based compensation							(5,772)	(4,467)
DPA related							(4,940)	(4,567)
Inventory step-up amortization							(96)	—
Distributor conversion and non-compete charges							(779)	—
Operating income							$12,937	$23,592
Capital expenditures	$2,574	$11,286	$4,450	$5,136	$1,549	$6,954	$8,573	$23,376

Total assets by business segment for the second quarter of 2012 and the year ended December 31, 2011 are as follows (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Total assets	$292,236	$294,259	$198,872	$200,477	$260,885	$259,844	$751,993	$754,580

Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Latin America, Asia, Australia and Canada). The following table presents net sales by geographic area for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended
Geographic	June 30, 2012	June 30, 2011	% change
United States	$69,216	$75,354	(8.1%)
Europe	26,697	27,412	(2.6%)
Other	27,367	29,739	(8.0%)
Total net sales	$123,280	$132,505	(7.0%)

The following table presents net sales by geographic area for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
Geographic	June 30, 2012	June 30, 2011	% change
United States	$139,278	$153,296	(9.1%)
Europe	52,240	55,824	(6.4%)
Other	58,418	58,771	(0.6%)
Total net sales	$249,936	$267,891	(6.7%)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six month periods ended June 30, 2012. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2011, which includes additional information about our critical accounting policies and practices and risk factors, and Note 10 of Part I of this Quarterly Report and Part II, Item 1.
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
Significant Quarterly Business Developments. Net sales decreased 7.0% in the second quarter of 2012 to $123.3 million, compared to net sales of $132.5 million in the second quarter of 2011 driven primarily by previously announced U.S. OrthoRecon customer losses, the impact of our 2011 agreement with KCI, and unfavorable currency rates. In the second quarter of 2012, we recorded net income of $0.7 million, a $5.4 million decrease compared to net income of $6.1 million for the second quarter of 2011, primarily due to lower sales, and increased non-cash, stock-based compensation and medical education expenses.
Our Extremities segment sales decreased 1% in the second quarter of 2012, as a 12% increase in foot and ankle sales was more than offset by a 16% decline in our U.S. biologics business and a 9% decline in upper extremity sales. As anticipated, U.S. sales of our GRAFTJACKET® Regenerative Tissue Matrix declined as a result of agreements we entered into with Kinetic Concepts, Inc. (KCI) and its subsidiary LifeCell Corporation (LifeCell), supplier of our GRAFTJACKET® product line, during the first quarter of 2011.  For consideration provided to us, these agreements allow KCI and LifeCell to market the GRAFTJACKET® Tissue Matrix material in the wound care field and use our trademarks associated with our GRAFTJACKET® line of products in the wound care field, subject to certain exceptions, and preclude us from marketing our GRAFTJACKET® products in the wound care field effective July 1, 2011.
Our OrthoRecon segment sales decreased 11% in the second quarter of 2012, driven primarily by the previously announced U.S. distributor transitions that occurred in the third quarter of 2011 and challenges associated with implementing enhancements to our compliance processes, partially offset by an approximately $4 million stocking order associated with converting our Belgian direct operation to a stocking distributor.
Geographically, our second quarter domestic sales were down 8%, as an 11% increase in foot and ankle sales was offset by a 16% decline in biologics sales, a 19% decline in hip sales, a 15% decline in knee sales and a 10% decline in upper extremity sales. U.S. sales were negatively affected by aforementioned distributor transitions and challenges associated with implementing enhancements to our compliance processes, and the GRAFTJACKET® license agreement.
Our international sales decreased 5% to $54.1 million in the second quarter of 2012, compared to $57.2 million in the second quarter of 2011, as the Belgian stocking order was more than offset by a 12% decline in European sales, driven by lower levels of hip sales to our international stocking distributors, and a 12% decline in Japan driven primarily by pricing declines. Additionally, international sales were negatively impacted by $2.4 million due to unfavorable currency exchange rates.
During the second quarter of 2012, we made significant progress in our plan to convert a major portion of our independent foot and ankle distributor territories to direct employee sales representation. In conjunction with these conversions, we entered into agreements with certain distributors, which included non-competition clauses. As a result, we recorded $5.7 million of non-compete intangible assets and recognized $0.6 million of associated amortization expense and $0.2 million of conversion expenses during the second quarter of 2012.
During the second quarter of 2012, we recognized $0.7 million of restructuring charges associated with the cost restructuring plan announced in September 2011 to foster growth, enhance profitability and cash flow, and build stockholder value. As of June 30, 2012, we have concluded our cost improvement restructuring efforts, incurring a total of $18.5 million of charges, however certain liabilities remain to be paid. See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
In the first quarter of 2012, we began segregating our reporting into two reportable business segments: OrthoRecon and Extremities. See Note 11 to our condensed consolidated financial statements for additional information. The change in segment reporting resulted in a change in reporting units for goodwill impairment measurement purposes. During the second quarter of 2012, we completed an interim goodwill impairment analysis and determined the fair value of both our reporting units exceeded their respective carrying values, indicating goodwill was not impaired.
Opportunities and Challenges. We believe that we have an opportunity to transform our business to increase our foot and ankle revenue growth rates and increase our cash generation through significant reduction of our inventories. We plan to make changes in 2012 to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation, substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies, and implementing steps to significantly reduce inventories over the next several years.
These transformational changes for our business will require significant investment in 2012, which will negatively impact our sales and results of operations in 2012. However, we believe these investments will improve the performance of our business in the longer term.
Our U.S. OrthoRecon business has continued to be unfavorably affected by the distributor transitions and challenges associated with implementing enhancements to our compliance processes announced in the third quarter of 2011, and we believe that our U.S. OrthoRecon business will be unfavorably impacted by our U.S. sales force conversion in 2012. Further, we expect that our U.S. and international businesses will continue to be unfavorably affected by the market conditions and conditions affecting European healthcare systems being experienced throughout the hip and knee industry, including procedural growth rates below historical levels and pricing declines.
Beginning in 2013, we will be subject to a 2.3% excise tax on U.S. sales of medical devices, as prescribed in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. The specific regulations on this tax are still in draft form. This tax will have a negative impact on our profitability.
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
On May 4, 2011, WMT provided written notice to the independent monitor and to the USAO of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the DPA. On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues this letter addressed relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to WMT failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; (iv) clarifying lines of responsibility for making payments to consultants; and (v) developed a protocol for internal reporting and investigation of allegations of misconduct relating to senior management. WMT continues to provide ongoing employee training and to review its relationships with customers.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the CIA under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
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
The successful implementation of our enhanced compliance program requires the full and sustained cooperation of our employees, distributors, and sales agents as well as the healthcare professionals with whom they interact. These efforts may require increased expenses and additional investments. We may also encounter inefficiencies in the implementation of our new compliance enhancements, including delays in medical education, research and development projects, and clinical studies, which may unfavorably impact our business and our relationships with customers. In addition, the 12 month extension of the DPA and the associated monitorship has resulted in continued expenses associated with the monitor and may result in a further diversion of management time and attention from business issues which could have a negative impact on our financial performance.
A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report.
WMT markets metal-on-metal hip (MoM) arthroplasty systems.  On June 27 and June 28, 2012, FDA's Orthopaedic and Rehabilitation Devices Panel of the Medical Devices Advisory Committee met and discussed the safety and effectiveness of MoM hip arthroplasty systems.  FDA sought expert scientific and clinical opinion on the risks and benefits of MoM hip arthroplasty systems  from the Committee and the public.  FDA has not indicated what, if any, regulatory actions it may take as a result of the facts and opinions elicited at this meeting.

Results of Operations
Comparison of three months ended June 30, 2012 to three months ended June 30, 2011
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Net sales	$123,280	100.0%	$132,505	100.0%
Cost of sales [1]	38,434	31.2%	41,504	31.3%
Gross profit	84,846	68.8%	91,001	68.7%
Operating expenses:
Selling, general and administrative [1]	72,862	59.1%	70,821	53.4%
Research and development [1]	6,744	5.5%	7,807	5.9%
Amortization of intangible assets	1,254	1.0%	677	0.5%
Restructuring charges	710	0.6%	—	—%
Total operating expenses	81,570	66.2%	79,305	59.9%
Operating income	3,276	2.7%	11,696	8.8%
Interest expense, net	1,887	1.5%	1,475	1.1%
Other (income)/expense, net	(153)	(0.1%)	257	0.2%
Income before income taxes	1,542	1.3%	9,964	7.5%
Provision for income taxes	832	0.7%	3,817	2.9%
Net income	$710	0.6%	$6,147	4.6%
__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,
	2012	% of Sales	2011	% of Sales
Cost of sales	$348	0.3%	$360	0.3%
Selling, general and administrative	2,805	2.3%	1,300	1.0%
Research and development	236	0.2%	(53)	—%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended June 30,
	2012	2011	% Change
OrthoRecon
Hips	$40,073	$45,544	(12.0%)
Knees	30,189	33,392	(9.6%)
Other	1,054	1,329	(20.7%)
Total OrthoRecon	71,316	80,265	(11.1%)

Extremities
Foot and Ankle	28,880	25,804	11.9%
Upper Extremity	6,349	6,949	(8.6%)
Biologics	15,454	17,929	(13.8%)
Other	1,281	1,558	(17.8%)
Total Extremities	51,964	52,240	(0.5%)

Total Sales	$123,280	$132,505	(7.0%)

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,
	2012	2011	% Change
Geographic
Domestic	$69,216	$75,354	(8.1%)
International	54,064	57,151	(5.4%)
Total net sales	$123,280	$132,505	(7.0%)

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended June 30, 2012 and 2011:
Product Line Sales as a Percentage of Total Net Sales

2012	2011

Net Sales
Overall, our net sales decreased 7% in the second quarter of 2012 compared to the second quarter of 2011. We experienced a decline of 1% in our Extremities segment and an 11% decline in our OrthoRecon segment. Geographically, our domestic net sales totaled $69.2 million in the second quarter of 2012 and $75.4 million in the second quarter of 2011, a decline of 8%, and represented 56% and 57% of total net sales, respectively. Our international net sales totaled $54.1 million in the second quarter of 2012, compared to $57.2 million in the second quarter of 2011, representing a decline of 5%.
Extremities Segment. Net sales in our Extremities segment totaled $52.0 million in the second quarter of 2012, as compared to $52.2 million in the second quarter of 2011. The 1% decline in our Extremities segment was driven by a 16% decline in our U.S. biologics business, due primarily to our 2011 agreement with KCI, mostly offset by 12% growth of foot and ankle sales.
Our foot and ankle net sales increased to $28.9 million in the second quarter of 2012, representing growth of 12% over the second quarter of 2011. Domestically, foot and ankle product sales increased 11% over the second quarter of 2011, due to the early success of our CLAW® II Polyaxial Compression Plating System and our ORTHOLOCTM 3Di Ankle Fracture System, both launched in the first quarter of 2012. Our international foot and ankle sales increase was mostly attributable to the significant stocking order in Belgium and sales of the newly acquired CCI® Evolution Mobile Bearing Total Ankle Replacement system.
Upper extremity net sales decreased to $6.3 million in the second quarter of 2012, representing a decline of 9% over the second quarter of 2011, driven by a 10% decline in the U.S.
Net sales of our biologics products totaled $15.5 million in the second quarter of 2012, representing a 14% decrease from the second quarter of 2011. In the U.S., our biologics sales decreased 16% in 2012. As anticipated, U.S. sales of our GRAFTJACKET® Regenerative Tissue Matrix declined as a result of agreements we entered into with KCI and its subsidiary LifeCell, supplier of our GRAFTJACKET® product line, during the first quarter of 2011.  For consideration provided to us, these agreements allow KCI and LifeCell to market the GRAFTJACKET® Tissue Matrix material in the wound care field and use our trademarks associated with our GRAFTJACKET® line of products in the wound care field, subject to certain exceptions, and preclude us from marketing our GRAFTJACKET® products in the wound care field effective July 1, 2011.
OrthoRecon Segment. Net sales in our OrthoRecon segment totaled $71.3 million in the second quarter of 2012, as compared to $80.3 million in the second quarter of 2011, an 11% decline driven primarily by customer losses in the U.S. associated with the previously announced U.S. distributor transitions that occurred in the third quarter of 2011 and challenges associated with implementing enhancements to our compliance processes, which was partially offset by the stocking order associated with the conversion of our Belgian direct operation to a stocking distributor.
Our hip product net sales totaled $40.1 million during the second quarter of 2012, representing a 12% decrease from the prior year. Our domestic hip sales decreased 19% over prior year due to a 17% decline in unit volumes, the remainder of which was due to decreased average selling prices. Internationally, hip sales declined 4% from prior year, as the Belgian stocking order was offset by an 8% decrease in Japan sales as the result of unfavorable pricing, and decreased sales to international stocking distributors. Additionally, international hip sales were impacted by $1.2 million due to unfavorable currency exchange rates.
Our knee product net sales decreased 10% to $30.2 million in the second quarter of 2012 from $33.4 million during the same period in 2011. Domestically, knee sales decreased 15% from prior year, wholly attributable to lower levels of unit volumes. International knee sales decreased 3% over prior year, as the Belgian stocking order was offset by a 7% decline in our other European markets, primarily within our international stocking distributors, as well as a 7% decline in Japan sales as the result of unfavorable pricing.
Cost of Sales
Our cost of sales as a percentage of net sales decreased to 31.2% in the second quarter of 2012, as compared to 31.3% in the second quarter of 2011, as decreased provisions for excess and obsolete inventory were  mostly offset by unfavorable currency exchange rates and the favorable impact of 2010 manufacturing variances on the prior year. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 59.1% in the second quarter of 2012, compared to 53.4% in the second quarter of 2011. Selling, general and administrative expense for the second quarter of 2012 included $2.1 million of costs associated with the DPA (1.7% of net sales) and $2.8 million of non-cash, stock based compensation expense (2.3% of net sales). Selling, general and administrative expense for the second quarter of 2011 included $1.3 million of non-cash, stock based compensation expense (1.0% of net sales) and $2.4 million of costs associated with the DPA (1.8% of net sales). The remaining increase in selling, general and administrative expenses as a percentage of net sales is attributable to increased spending on foot and ankle medical education and relatively flat general and administrative expenses in relation to a lower level of sales.
Research and Development
Our investment in research and development activities represented approximately 5.5% of net sales in the second quarter of 2012,

as compared to 5.9% of net sales in the second quarter of 2011. Our research and development expenses include $0.2 million (0.2% of net sales) of non-cash, stock-based compensation expense in the second quarter of 2012 and an insignificant amount of non-cash, stock-based compensation expense in the second quarter of 2011. The decrease in research and development expense as a percentage of sales is primarily attributable to cost reductions resulting from our cost improvement restructuring plan initiated in Q3 2011 and lower levels of costs associated with clinical studies.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets totaled $1.3 million (1.0% of net sales) in the second quarter of 2012, as compared to $0.7 million (0.5% of net sales) in the second quarter of 2011. The increase is attributable to amortization expense associated with distributor non-compete agreements entered into during the second quarter of 2012. Based on the intangible assets held as of June 30, 2012, we expect to recognize amortization expense of approximately $4.9 million for the full year of 2012, $4.9 million in 2013, $3.2 million in 2014, $2.2 million in 2015, and $2.0 million in 2016.
Restructuring Charges
During the second quarter of 2012, we recognized $0.7 million of restructuring charges within operating expenses. These costs were attributable to professional fees, contract terminations and other expenses associated with our previously announced restructuring plan.
Interest Expense, Net
Interest expense, net, consists of interest expense of $2.0 million during the second quarter of 2012 and $1.6 million during the second quarter of 2011, primarily from the Term Loan under our Senior Credit Facility, offset by interest income of $0.1 million during both the second quarter of 2012 and 2011, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2012 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. Additionally, the amount of interest expense we incur is subject to variability dependent upon the change in London Interbank Offered Rate (LIBOR) and our consolidated leverage ratio.
Provision for Income Taxes
We recorded an income tax provision of $0.8 million in the second quarter of 2012, compared to $3.8 million in the second quarter of 2011. During the second quarter of 2012, our effective tax rate was approximately 54.0% as compared to 38.3% in the second quarter of 2011. The increase in the effective tax rate is primarily due to the expiration of the U.S. Federal Research & Development tax credit on January 1, 2012, as well as the unfavorable impact of certain non-deductible expenses on lower pre-tax income in 2012.
Comparison of six months ended June 30, 2012 to six months ended June 30, 2011
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30, 2012
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Net sales	$249,936	100.0%	$267,891	100.0%
Cost of sales [1]	75,240	30.1%	80,272	30.0%
Cost of sales - restructuring	435	0.2%	—	—%
Gross profit	174,261	69.7%	187,619	70.0%
Operating expenses:
Selling, general and administrative [1]	145,210	58.1%	145,646	54.4%
Research and development [1]	12,965	5.2%	17,014	6.4%
Amortization of intangible assets	1,996	0.8%	1,367	0.5%
Restructuring charges	1,153	0.5%	—	—%
Total operating expenses	161,324	64.5%	164,027	61.2%
Operating income	12,937	5.2%	23,592	8.8%
Interest expense, net	3,694	1.5%	3,310	1.2%
Other expense, net	8	0.0%	4,716	1.8%
Income before income taxes	9,235	3.7%	15,566	5.8%
Provision for income taxes	3,964	1.6%	5,827	2.2%
Net income	$5,271	2.1%	$9,739	3.6%
__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30,		Six Months Ended June 30,
	2012	% of Sales	2011	% of Sales
Cost of sales	$694	0.3%	707	0.3%
Selling, general and administrative	4,691	1.9%	3,368	1.3%
Research and development	387	0.2%	392	0.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended June 30,
	2012	2011	% Change
OrthoRecon
Hips	$81,573	$91,441	(10.8%)
Knees	61,271	66,225	(7.5%)
Other	2,255	2,618	(13.9%)
Total OrthoRecon	145,099	160,284	(9.5%)

Extremities
Foot and Ankle	58,507	52,529	11.4%
Upper Extremity	12,894	14,497	(11.1%)
Biologics	30,641	37,236	(17.7%)
Other	2,795	3,345	(16.4%)
Total Extremities	104,837	107,607	(2.6%)

Total Sales	$249,936	$267,891	(6.7%)

The following table presents net sales by geographic area (in thousands):

	Six Months Ended June 30,
	2012	2011	% Change
Geographic
Domestic	$139,278	$153,296	(9.1%)
International	110,658	114,595	(3.4%)
Total net sales	$249,936	$267,891	(6.7%)

The following graphs illustrate our product line net sales as a percentage of total net sales for the six months ended June 30, 2012 and 2011:

2012	2011

Net Sales
Net sales totaled $249.9 million during the first six months of 2012, representing a 7% decrease over the first six months in the prior year. The decrease in net sales is attributable to a 10% decline in our OrthoRecon product line and a 3% decline in our Extremity product line.
In the first six months of 2012, domestic net sales decreased by 9% to $139.3 million, or 56% of total net sales. International sales totaled $110.7 million, representing a 3% decline over the first half of the prior year, as the Belgian stocking order was more than offset by unfavorable currency exchange rates and lower sales to European stocking distributors.
Extremities Segment. Net sales in our Extremities segment totaled $104.8 million in the first half of 2012, as compared to $107.6 million in the first half of 2011. The 3% decline in our extremities segment was driven by a 20% decline in our U.S. biologics business, due primarily to our 2011 agreement with KCI, mostly offset by an 11% increase in foot and ankle sales.
OrthoRecon Segment. Net sales in our OrthoRecon segment totaled $145.1 million in the first six months of 2012, as compared to $160.3 million in the first 6 months of 2011, a 10% decline driven primarily by customer losses associated with the previously announced U.S. distributor transitions that occurred in the third quarter of 2011 and challenges associated with implementing enhancements to our compliance processes, partially offset by a $4 million stocking order associated with converting our Belgian direct operation to a stocking distributor.
Cost of Sales
Our cost of sales as a percentage of net sales increased from 30.0% in the first six months of 2011 to 30.1% in the first six months of 2012. This increase is primarily attributable to decreased provisions for excess and obsolete inventory, which was more than offset by unfavorable geographic mix and currency exchange rates.
Operating Expenses
As a percentage of net sales, our operating expenses were 64.5% in the first six months of 2012 compared to 61.2% in the first six months of 2011, as restructuring charges, higher levels of stock-based compensation expense, and relatively flat general and administrative expenses on lower sales were partially offset by decreased research and development due to the previously discussed cost restructuring program and decreased spending on clinical studies.
Other Expense, Net
Other expense, net, was insignificant in the first half of 2012, compared to $4.7 million in the first half of 2011. The decline was attributable to approximately $4.1 million of expenses in 2011 for the write off of a portion of the unamortized deferred financing fees and for bank and legal fees associated with the purchase of $170.9 million aggregate principal amount of the Notes validly tendered in the tender offer, which expired March 11, 2011.
Provision for Income Taxes
We recorded tax provisions of $4.0 million and $5.8 million in the first six months of 2012 and 2011, respectively. During the first six months of 2012, our effective tax rate was approximately 42.9% as compared to 37.4% in the first six months of 2011. This increase is primarily attributable to the expiration of the U.S. Federal Research & Development tax credit on January 1, 2012.
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
Restructuring
On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. As of June 30, 2012, we have concluded our cost improvement restructuring efforts, incurring a total of $18.5 million of charges, however certain liabilities remain to be paid. We have realized the benefits from this restructuring within selling, general and administrative expenses and research and development expenses beginning in the fourth quarter of 2011. This favorability is being partially offset by unfavorable income tax consequences and incremental expenses associated with senior management changes. In total, our net income will have an approximate $2 million favorable impact beginning in 2012 on an annual basis. Additionally, beginning in 2013, we expect to realize additional benefits within cost of sales, the net income impact of which is approximately $1 million annually. However, the favorable impact from our cost improvement restructuring plan in 2012 will be more than offset by the additional investments we are making in 2012 for the transformational changes discussed above in “Opportunities and Challenges.” See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of June 30, 2012	As of December 31, 2011
Cash and cash equivalents	$176,591	$153,642
Short-term marketable securities	16,297	13,597
Long-term marketable securities	—	4,502
Working capital	433,998	424,543
Line of credit availability	27,000	42,000
Operating Activities. Cash provided by operating activities increased to $41.1 million for the first six months of 2012 as compared to $39.0 million million for the first six months of 2011, as favorable spending on inventories was mostly offset by lower cash profitability in 2012.
Investing Activities. Our capital expenditures totaled approximately $8.6 million and $23.4 million in the first six months of 2012 and 2011, respectively. This decrease is primarily due to 2011 spending on instrumentation related to the launch of our EVOLUTION™ Medial-Pivot Knee System and lower levels of information technology-related spending in 2012. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $25 million in 2012.
In connection with our initiative to convert a portion of our independent foot and ankle distributor territories to direct employee sales representation, we entered into conversion agreements with certain independent distributors, which included non-competition clauses. During the first six months of 2012, we paid $1.1 million related to these non-compete intangible assets. We expect to pay an additional $3 million to $5 million for such agreements in 2012.
In the first six months of 2012 and 2011, we received cash proceeds of approximately $3.0 million and $5.5 million, respectively, related to the sale of a license to KCI for the exclusive use of our GRAFTJACKET® brand in wound markets.
Financing Activities. During the first six months of 2012, cash used in financing activities totaled $13.3 million compared to the first six months of 2011 when cash used in financing activities totaled $25.9 million. The change is primarily attributable to the payments to fund the purchase of all $170.9 million of the convertible notes validly tendered in the tender offer being offset by the cash proceeds from a $150 million borrowing under the Term Loan. During the first six months of 2012, we prepaid $10 million on the Term Loan in order to ensure compliance with the leverage ratio in our credit agreement.
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
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the Notes. As a result of this transaction, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase. As of June 30, 2012, $29.1 million aggregate principal amount of the Notes remain outstanding.
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
In March 2011, to fund the purchase of the Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month LIBOR rate, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. As of June 30, 2012, the one month LIBOR was 0.25% and the applicable margin was 2.75%. Quarterly repayments of the original principal amount of the Term Loan are required under the Senior Credit Facility, with the remaining principal amount due on February 10, 2016.
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
As of June 30, 2012, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.

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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $176.6 million, our marketable securities balances totaling $16.3 million, our existing available credit line of $27.0 million, and our expected cash flow from our 2012 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2012 of approximately $25 million, and meet our contractual cash obligations in 2012.
During the three months ended June 30, 2012, we made a debt prepayment of $10 million, which was not necessary to comply with the leverage ratio in our credit agreement. However, we are monitoring our leverage ratio and, if necessary, will make prepayments in the future to ensure compliance.
We are working through the renegotiation of royalty agreements with certain of our health care professional consultants. These negotiations may result in significant payments during the second half of 2012.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On June 30, 2012, we have invested short term cash and cash equivalents and marketable securities of approximately $86 million. We believe that a 25 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 25 basis points in interest rates would have an annual impact of $214,000 to our interest income.
We also are exposed to interest rate risk related to our U.S. dollar LIBOR-indexed borrowings of $130.6 million. We have entered into an interest rate swap instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate derivative instrument will fix the interest rate on a portion ($50 million) of our LIBOR-indexed floating-rate borrowings.
Based on our outstanding borrowings at June 30, 2012, a 10% change in interest rates would have impacted the interest expense on the unhedged portion of our debt by an immaterial amount on an annualized basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 33% and 31% of our total net sales were denominated in foreign currencies during the three months ended June 30, 2012 and for the year ended December 31, 2011, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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
A uniform 10% strengthening in the value of the U. S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in operating income of approximately $4.9 million for the six months ended June 30, 2012. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
We do not purchase or hold any market risk instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
During the three months June 30, 2012, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 4, 2011, WMT provided written notice to the independent monitor and to the USAO of credible evidence of serious wrongdoing, pursuant to a notification requirement in paragraph 20 of the DPA. On May 5, 2011, WMT received a letter from the USAO pursuant to paragraph 50 of the DPA stating that the USAO believed that WMT had knowingly and willfully breached material provisions of the DPA. The issues this letter addressed relate to: (i) 42 U.S.C. § 1320a-7b(b) (also known as the “Anti-Kickback Statute”), specifically regarding certain employees' communications with a health care professional for consulting opportunities in a manner not consistent with WMT's compliance policy; (ii) the violation of Paragraph 25 of the DPA due to the communications with a healthcare professional noted above; and (iii) alleged violations of Paragraph 17 of the DPA due to failure to provide information to the Monitor in a timely manner.
In order to resolve these issues, WMT has implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; (iv) clarifying lines of responsibility for making payments to consultants; and (v) developed a protocol for internal reporting and investigation of allegations of misconduct relating to senior management. WMT continues to provide ongoing employee training and to review its relationships with customers.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. As amended, the DPA will now expire on September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it finds, prior to September 29, 2012, that WMT has committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011, of which the independent monitor was not aware on that date. If WMT complies with all of the requirements of the amended DPA, the USAO will seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the CIA under which certain of WMT's substantive obligations under the CIA will now begin on September 29, 2012, when the amended DPA monitoring period expires. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
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
Product Liability
Wright Medical Technology, Inc. has been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture or labeling of certain metal-on-metal CONSERVE® products rendered the products defective. The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery.  We anticipate that additional lawsuits relating to CONSERVE® products may be brought.
Because of the similar nature of the allegations made by several plaintiffs whose cases were pending in federal courts, upon motion of one plaintiff, Danny L. James, Sr., the United States Judicial Panel on Multidistrict Litigation in February 2012 transferred certain actions pending in the federal court system related to CONSERVE® products to the United States District Court for the Northern District of Georgia, for consolidated pre-trial management of the cases before a single United States District Court Judge (the “MDL”). The consolidated matter is known as In re: Wright Medical Technology, Inc. Conserve Hip Implant Products Liability Litigation.
Certain plaintiffs have elected to file their lawsuits relating to CONSERVE® products in state courts in California.  In doing so, most of those plaintiffs have named a surgeon involved in the design of certain CONSERVE® products as a defendant in the actions, along with his personal corporation.  Pursuant to contractual obligations, Wright  Medical has agreed to indemnify and defend the surgeon in those actions.  Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California have been consolidated for pretrial handling pursuant to procedures of

California state Judicial Counsel Coordinated Proceedings (“JCCP”).
 We plan to vigorously defend these lawsuits. Although we do not believe that the outcome of any individual claim will have a material unfavorable outcome, we are unable to estimate the impact of the ultimate outcome of these matters.
Employment Matters
In 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, asserting claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Hagan, Mr. Bono and Ms. Napoli each claim that he or she is entitled to attorney fees in addition to other unspecified damages.
In July of 2012, we settled our dispute and lawsuit with Mr. Hagan which had an immaterial impact to our results of operations for the period ended June 30, 2012.   There are no existing legal disputes that remain with Mr. Hagan. We are vigorously defending the remaining lawsuits, the facts of which differ from the Hagan lawsuit. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Other
On August 3, 2012, the Company received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices.  The subpoena covers the period from January 1, 2000 to August 2, 2012.  The Company is in the process of collecting the responsive documents and responding to the subpoena.

ITEM 1A. RISK FACTORS.

A Competitor's Recall of Modular Hip Stems Could Negatively Impact Sales of our PROFEMUR® Modular Hip System.

On July 6, 2012, Stryker announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction.  Although Stryker's recalled modular hip stems differ in design and material from our PROFEMUR® modular neck hip stems, there is a risk that Stryker's recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including our PROFEMUR® system, even if the issues cited by Stryker are unique to Stryker products.

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

Exhibit No.	Description
3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014).(4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

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

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (5) as amended by First Amendment to 1999 Plan.(6)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan).(7)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(8)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan. (8)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.9*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.11*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.12*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (8)

10.13*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.14*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (8)

10.15*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (8)

10.16*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (8)

10.17*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (8)

10.18*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (8)

10.19*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.20*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (10)

10.21*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (11)

10.22*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (12)

Exhibit No.	Description
10.23*	Employment Agreement dated as of April 2, 2009, between Wright Medical Technology, Inc. and Gary D. Henley (12) as amended by Employment Contract Amendment dated as of August 2, 2010. (15)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (13)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (14)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (12)

10.27*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (14)

10.28*	Employment Agreement dated as of September 17, 2011, between Wright Medical Technology, Inc. and Robert J. Palmisano.(20)

10.29*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Timothy E. Davis, Jr. (22)

10.30*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.31*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (21)

10.32*	Inducement Stock Option Grant Agreement between the Registrant and James A. Lightman dated December 29, 2011. (21)

10.33*	Inducement Stock Option Grant Agreement between the Registrant and Daniel J. Garen dated January 30, 2012. (21)

10.34†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation.(18)

10.35†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (18)

10.36
Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (16)

10.37	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (16)

10.38	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey. (16)

10.39
Amendment to the Corporate Integrity Agreement dated September 14, 2011, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (19)

10.40
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

Exhibit No.	Description
101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(9)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(10)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(12)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(13)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(15)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011.

(19)	Incorporated by reference to our current report on Form 8-K filed on September 15, 2011.

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011.

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011.

(22)	Incorporated by reference to our quarterly report on Form 10-Q filed for the quarter ended March 31, 2012.

*	Denotes management contract or compensatory plan or arrangement.

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
Date: August 6, 2012

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.