Form 10-Q
period 2012-09-30
WRIGHT MEDICAL GROUP INC
filed 2012-11-06
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of October 31, 2012, there were 39,673,459 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

•
future actions of the United States Attorney's office, the FDA, the Department of Health and Human Services or other U.S. or foreign government authorities that could delay, limit or suspend our development, manufacturing, commercialization and sale of products, or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•
any actual or alleged breach of the Corporate Integrity Agreement to which we are subject through September 2015, which could expose us to significant liability, including exclusion from Medicare, Medicaid and other federal healthcare programs, potential criminal prosecution, and civil and criminal fines or penalties;

•	new product liability claims;

•	adverse outcomes in existing product liability litigation;

•	inadequate insurance coverage;

•	the possibility of private securities litigation or shareholder derivative suits;

•	demand for and market acceptance of our new and existing products;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities;

•	product quality or patient safety issues;

•	challenges to our intellectual property rights;

•	geographic and product mix impact on our sales;

•	our inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	inability to realize the anticipated benefits of restructuring initiatives;

•	negative impact of the commercial and credit environment on us, our customers and our suppliers; and

•
the potentially negative effect of our ongoing compliance enhancements on our relationships with customers and on our ability to deliver timely and effective medical education, clinical studies, and new products.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$304,009	$153,642
Marketable securities	13,613	13,597
Accounts receivable, net	96,516	98,995
Inventories	153,176	164,600
Prepaid expenses	14,348	5,916
Deferred income taxes	40,746	40,756
Other current assets	14,673	23,027
Total current assets	637,081	500,533
Property, plant and equipment, net	143,277	160,284
Goodwill	57,872	57,920
Intangible assets, net	23,243	17,731
Marketable securities	—	4,502
Deferred income taxes	3,676	3,688
Other assets	87,844	9,922
Total assets	$952,993	$754,580
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,369	$11,651
Accrued expenses and other current liabilities	63,592	55,831
Current portion of long-term obligations	975	8,508
Total current liabilities	77,936	75,990
Long-term debt and capital lease obligations	256,477	166,792
Deferred income taxes	12,140	11,589
Other liabilities	91,556	31,745
Total liabilities	$438,109	$286,116
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,679,094 shares at September 30, 2012 and 39,306,118 shares at December 31, 2011	389	384
Additional paid-in capital	439,394	395,840
Accumulated other comprehensive income	21,990	19,061
Retained earnings	53,111	53,179
Total stockholders’ equity	514,884	468,464
Total liabilities and stockholders’ equity	$952,993	$754,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$110,363	$118,184	$360,299	$386,075
Cost of sales [1]	35,089	36,185	110,329	116,457
Cost of sales - restructuring	—	1,900	435	1,900
Gross profit	75,274	80,099	249,535	267,718
Operating expenses:
Selling, general and administrative [1]	70,851	83,581	216,061	229,227
Research and development [1]	6,612	6,769	19,577	23,783
Amortization of intangible assets	1,827	721	3,823	2,088
Restructuring charges	—	12,132	1,153	12,132
Total operating expenses	79,290	103,203	240,614	267,230
Operating (loss) income	(4,016)	(23,104)	8,921	488
Interest expense, net	2,574	1,464	6,268	4,774
Other expense, net	2,027	59	2,035	4,775
(Loss) income before income taxes	(8,617)	(24,627)	618	(9,061)
(Benefit) provision for income taxes	(3,278)	(8,582)	686	(2,755)
Net loss	$(5,339)	$(16,045)	$(68)	$(6,306)
Net loss per share (Note 8):
Basic	$(0.14)	$(0.42)	$(0.00)	$(0.16)
Diluted	$(0.14)	$(0.42)	$(0.00)	$(0.16)
Weighted-average number of shares outstanding-basic	38,907	38,406	38,706	38,228
Weighted-average number of shares outstanding-diluted	38,907	38,406	38,706	38,228

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of sales	$359	$356	$1,053	$1,063
Selling, general and administrative	2,188	1,715	6,879	5,083
Research and development	147	150	534	542

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(5,339)	$(16,045)	$(68)	$(6,306)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	1,662	(3,713)	155	764
Unrealized loss on derivative instrument, net of taxes of $9, $397, $41 and $672, respectively	(15)	(622)	(65)	(1,053)
Loss on early termination of interest rate swap, net of taxes of $690	1,079	—	1,079	—
Unrealized gain (loss) on marketable securities	1,658	(22)	1,745	(33)
Minimum pension liability adjustment	5	5	15	15
Other comprehensive income (loss)	4,389	(4,352)	2,929	(307)

Comprehensive (loss) income	$(950)	$(20,397)	$2,861	$(6,613)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net loss	$(68)	$(6,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,182	29,214
Stock-based compensation expense	8,466	6,688
Amortization of intangible assets	3,823	2,088
Amortization of deferred financing costs and debt discount	1,383	768
Deferred income taxes	(213)	(3,333)
Write off of deferred financing costs	2,721	2,926
Excess tax benefit from stock-based compensation arrangements	(495)	(40)
Non-cash restructuring charges	658	4,090
Non-cash adjustments to derivative fair value	(2,330)	—
Other	3,497	(1,125)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	1,609	10,349
Inventories	11,115	(7,599)
Prepaid expenses and other current assets	(5,595)	(8,020)
Accounts payable	1,709	1,079
Accrued expenses and other liabilities	2,290	18,007
Net cash provided by operating activities	57,752	48,786
Investing activities:
Capital expenditures	(13,291)	(35,198)
Purchase of intangible assets	(2,344)	(1,624)
Maturities of held-to-maturity securities	—	4,748
Sales and maturities of available-for-sale marketable securities	9,080	31,909
Investment in available-for-sale marketable securities	(2,878)	(23,093)
Proceeds from sale of assets	3,000	5,500
Net cash used in investing activities	(6,433)	(17,758)
Financing activities:
Issuance of common stock	1,401	338
Payments of long term borrowings	(144,375)	(3,722)
Proceeds from sale of warrants	34,595	—
Payment for bond hedge options	(56,195)	—
Payments of deferred financing and equity issuance costs	(9,183)	(2,887)
Redemption of 2014 convertible senior notes	(25,343)	(170,889)
Proceeds from term loan borrowings	—	150,000
Proceeds from 2017 convertible senior notes	300,000	—
Payment for loss on interest rate swap termination	(1,769)	—
Payments of capital leases	(763)	(888)
Excess tax benefit from stock-based compensation arrangements	495	40
Net cash provided by (used in) financing activities	98,863	(28,008)
Effect of exchange rates on cash and cash equivalents	185	(140)
Net increase in cash and cash equivalents	150,367	2,880
Cash and cash equivalents, beginning of period	153,642	153,261
Cash and cash equivalents, end of period	$304,009	$156,141

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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of September 30, 2012 and December 31, 2011 due to their short maturities or variable rates.
The $3.8 million of our 2014 convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $3.7 million at September 30, 2012, based on a limited number of trades and does not necessarily represent the value at which the entire 2014 convertible note portfolio can be retired.
The $300 million of our 2017 convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $331 million at September 30, 2012, based on a limited number of trades and does not necessarily represent the value at which the entire 2017 convertible note portfolio can be retired.
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
During the third quarter of 2012, we issued $300 million of 2.00% Convertible Senior Notes. As a result we have recorded a derivative liability for the conversion feature (2017 Notes Conversion Derivative). Additionally, we entered into convertible notes hedging transactions (2017 Notes Hedges) in connection with convertible note issuance. The 2017 Notes Hedges and the 2017 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

valued using an option pricing model that uses observable and unobservable market data for inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.
As part of the acquisition of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, completed in 2010, we may be obligated to pay contingent consideration of up to $0.4 million upon the achievement of certain revenue milestones. The $0.4 million fair value of the contingent consideration as of September 30, 2012 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. This obligation is included in current liabilities in our condensed consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in "Other expense, net" in our condensed consolidated statements of operations.
As part of the acquisition of CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2011, we recorded a contingent liability for royalty payments associated with future sales of this product. The $0.6 million fair value of the contingent consideration as of September 30, 2012 was determined using a discounted cash flow model and probability adjusted estimates of the future revenues and is classified in Level 3. An obligation of $0.1 million is recorded in current liabilities and an obligation of $0.5 million recorded in long term liabilities in our condensed consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in "Other expense, net" in our condensed consolidated statements of operations.
The increase in instruments with Level 3 valuations is attributable to the 2017 Notes Conversion Derivative and the 2017 Notes Hedges initiated in third quarter of 2012.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2012
Assets
Cash and cash equivalents	$304,009	$304,009	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	2,501	—	2,501	—
Corporate debt securities	6,488	—	6,488	—
Total debt securities	8,989	—	8,989	—
Corporate equity securities	4,624	4,624	—	—
Total available-for-sale marketable securities	13,613	4,624	8,989	—

2017 Notes Hedges	69,992	—	—	69,992

Total	$387,614	$308,633	$8,989	$69,992

Liabilities
2017 Notes Conversion Derivative	$59,520	$—	$—	$59,520
Contingent consideration	983	—	—	983
Total	$60,503	$—	$—	$60,503

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2011
Assets
Cash and cash equivalents	$153,642	$153,642	$—	$—
Available-for-sale marketable securities
Municipal debt securities	$508	$—	$508	$—
U.S. agency debt securities	2,498	—	2,498	—
Corporate debt securities	15,093	—	15,093	—
Total available-for-sale marketable securities	18,099	—	18,099	—

Total	$171,741	$153,642	$18,099	$—

Liabilities
Interest rate swap	$1,662	$—	$1,662	$—
Contingent consideration	1,704	—	—	1,704
Total	$3,366	$—	$1,662	$1,704

2. Inventories
Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$8,347	$8,860
Work-in-process	17,074	19,363
Finished goods	127,755	136,377
	$153,176	$164,600

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
As of September 30, 2012, and December 31, 2011, we had current marketable securities totaling $13.6 million consisting of investments in corporate, municipal and agency bonds and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $4.5 million as of December 31, 2011 consisting of investments in corporate, municipal, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At September 30, 2012
Available-for-sale marketable securities
U. S. agency debt securities	$2,500	$1	$—	$2,501
Corporate debt securities	6,487	1	—	6,488
Total debt securities	8,987	2	—	8,989

Corporate equity securities	2,878	1,746	—	4,624
Total available-for-sale marketable securities	$11,865	$1,748	$—	$13,613

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2011
Available-for-sale marketable securities
Municipal debt securities	$507	$1	$—	$508
U.S. agency debt securities	2,500	—	(2)	2,498
Corporate debt securities	15,089	4	—	15,093
Total available-for-sale marketable securities	$18,096	$5	$(2)	$18,099

Our available-for-sale debt securities held at September 30, 2012 mature in one year or less.

4. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Property, plant and equipment, at cost	$355,544	$353,005
Less: Accumulated depreciation	(212,267)	(192,721)
	$143,277	$160,284

5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Capital lease obligations	$1,050	$1,814
Term loan	—	144,375
2017 convertible senior notes	252,634	—
2014 convertible senior notes	3,768	29,111
	257,452	175,300
Less: current portion	(975)	(8,508)
	$256,477	$166,792
2017 Cash Convertible Senior Notes
On August 31, 2012, we issued $300 million aggregate principal amount of 2.00% Cash Convertible Senior Notes (2017 Notes) pursuant to an indenture, dated as of August 31, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2017 Notes will mature on August 15, 2017 and we will pay interest on the 2017 Notes semiannually on each February 15 and August 15 at an annual rate of 2.00% beginning February 15, 2013. We may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that we are not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. The holder of the 2017 Notes may convert their notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the indenture relating to the 2017 Notes. If we

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

undergo a fundamental change, as defined in the indenture relating to the 2017 Notes, subject to certain conditions, holders of the 2017 Notes will have the option to require us to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2017 Notes. In addition, following certain corporate transactions, we, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that will rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of this transaction, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The cash conversion feature of the 2017 Notes, (2017 Notes Conversion Derivative), requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and nine months ended September 30, 2012 the Company recorded $0.7 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	September 30, 2012	December 31, 2011
Principal amount of 2017 Notes	$300,000	$—
Unamortized debt discount	(47,366)	—
Net carrying amount of 2017 Notes	$252,634	$—

We entered into convertible note hedging transactions (2017 Notes Hedges) in connection with the issuance of the 2017 Notes with three counterparties (the Option Counterparties).  The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.

We also entered into warrant transactions in which we sold warrants for an aggregate of 11.8 million shares of our common stock to the Option Counterparties, subject to adjustment. The strike price of the warrants will initially be $29.925 per share, which was 50% above the last reported sale price of our common stock on August 22, 2012.  The warrants are net-share settled and are exercisable over the 100 trading day period beginning on November 15, 2017. The warrant transactions will have a dilutive effect to the extent that the market value per share of our common stock during such period exceeds the applicable strike price of the warrants. We received approximately $34.6 million from the Option Counterparties for the warrants and incurred equity issuance costs of $0.8 million.

Aside from the initial payment of the $56.2 million premium to the Option Counterparties, we will not be required to make any cash payments to the Option Counterparties under the 2017 Notes Hedges and will be entitled to receive from the Option Counterparties cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2017 Notes Hedges is equal to the conversion price of the 2017 Notes. Additionally, if the market value per share of our common stock exceeds the strike price on any day during the 100 trading day measurement period under the warrant transaction, we will be obligated to issue to the Option Counterparties a number of shares equal in value to one percent of the amount by which the then-current market value of one share of our common stock exceeds the then-effective strike price of each warrant, multiplied by the number of shares of common stock into which the 2017 Notes are then convertible at or following maturity. We will not receive any additional proceeds if warrants are exercised.

2014 Convertible Senior Notes
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes). The 2014 Notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the 2014 Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date. Beginning on December 6, 2011, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the Notes (Indenture), the holders may require us to purchase for cash all or a portion of the 2014 Notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its 2014 Notes, we may, under certain circumstances, increase the conversion rate for the 2014 Notes surrendered. The 2014 Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the 2014 Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes.
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of September 30, 2012, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.

Senior Credit Facility
On February 10, 2011, we entered into an amended and restated revolving credit agreement (Senior Credit Facility). The Senior Credit Facility had revolver availability of $200 million and availability in a delayed draw term loan of up to $150 million.
In March 2011, to fund the purchase of the 2014 Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility.
On August 22, 2012, we used approximately $130 million of proceeds from the issuance of the 2017 Notes to repay the Term Loan, and we terminated our Senior Credit Facility. As a result of this transaction, we recognized approximately $2.5 million for the write off of previously capitalized deferred financing fees.

Interest Rate Swap
In March 2011, we entered into an interest rate swap agreement with a notional amount of $50 million, which we designated as a cash flow hedge of the underlying variable rate obligation on our Term Loan. Due to the repayment of the Term Loan, we terminated the swap on August 22, 2012 and recognized a loss of $1.8 million within "Other expense, net".

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
Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The cash conversion feature of the 2017 Notes (2017 Notes Conversion Derivative) requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 5 for additional information regarding the 2017 Notes.
We also entered into convertible note hedging transactions (2017 Notes Hedges) in connection with the issuance of the 2017 Notes with three counterparties.  The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2017 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	September 30, 2012
2017 Notes Hedges	Other assets	$69,992
2017 Notes Conversion Derivative	Other liabilities	$59,520
Neither the 2017 Notes Conversion Derivative or the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
2017 Notes Hedges	$13,797	$13,797
2017 Notes Conversion Derivative	(11,467)	(11,467)
Net gain on changes in fair value	$2,330	$2,330
Interest Rate Hedging
On March 14, 2011, we entered into an interest rate swap intended to hedge our variable interest rate obligations with respect to a portion of the our Senior Credit Facility discussed in Note 5. This interest rate swap is a contract to exchange fixed rate payments for floating rate payments over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Under the terms of the interest rate swap agreement, we receive interest on the $50 million notional amount based on one-month London Interbank Offered Rate (LIBOR) and we pay a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015, with the exception of the variability of the rate based on our consolidated leverage ratio.
In accordance with FASB ASC Topic 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the term loan borrowing, as well as our risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction is deferred as a component of accumulated other comprehensive income (AOCI) and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.
On August 22, 2012, we terminated our Senior Credit Facility and the interest rate swap. Upon termination, we recognized a charge of $1.8 million, which represented the unrealized loss on the derivative instrument that had been previously deferred as a component of Accumulated Other Comprehensive Income (AOCI).
Our derivative instruments designated as a cash flow hedge had the following effect on AOCI in our condensed consolidated balance sheet for the three months ended September 30, 2012 (in thousands):

2012
Balance at June 30	$(1,744)
Current period amount of loss recognized in AOCI	(25)
Net amount reclassified into earnings	1,769
Balance at September 30	$—

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Our derivative instruments designated as a cash flow hedge had the following effect on AOCI in our condensed consolidated balance sheet for the nine months ended September 30, 2012 (in thousands):

2012
Balance at January 1	$(1,662)
Current period amount of loss recognized in AOCI	(107)
Net amount reclassified into earnings	1,769
Balance at September 30	$—

Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At September 30, 2012, we had no foreign currency contracts outstanding.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2012, are as follows (in thousands):

Goodwill at December 31, 2011	$57,920
Foreign currency translation	(48)
Goodwill at September 30, 2012	$57,872

Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. As a result of our change in reportable segments during the first quarter of 2012, which also resulted in a change in reporting units for goodwill impairment measurement purposes, we performed a goodwill impairment analysis as of March 31, 2012. During the second quarter of 2012, we completed this goodwill impairment analysis and determined that the fair values of our reporting units exceeded their carrying values, indicating that goodwill has not been impaired.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD technology	$278		$278
Trademarks	1,658		1,658
Total indefinite life intangibles	1,936		1,936

Finite life intangibles
Distribution channels	20,972	20,101	21,096	20,057
Completed technology	10,971	5,173	10,976	4,416
Licenses	5,719	2,803	5,721	2,478
Customer relationships	3,888	1,769	3,888	1,476
Trademarks	1,336	911	1,336	818
Non-compete agreements	10,955	2,671	1,735	832
Other	2,171	1,277	2,170	1,050
Total finite life intangibles	56,012	$34,705	46,922	$31,127

Total intangibles	57,948		48,858
Less: Accumulated amortization	(34,705)		(31,127)
Intangible assets, net	$23,243		$17,731

In connection with our initiative to convert a portion of our independent foot and ankle distributor territories to direct employee sales representation, we entered into conversion agreements with certain independent distributors, which included non-competition clauses. As of September 30, 2012, $9.3 million has been capitalized as an intangible asset for the fair value of such non-competition clauses and will be amortized over the respective terms, of which the weighted average period is 2 years.
Based on total intangible assets held at September 30, 2012, we expect to amortize approximately $3.9 million for the full year of 2012, $6.7 million in 2013, $4.1 million in 2014, $2.3 million in 2015, and $2.0 million in 2016.

8. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 convertible debt, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and warrants is calculated using the treasury-stock method. The dilutive effect of 2014 convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three- and nine-month periods ended September 30, 2012 and 2011, the 2014 convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. In addition, approximately 287,000 and 263,000 other common stock equivalents have been excluded from the computation of diluted net loss per share for the three- and nine- months ended September 30, 2012 and approximately 130,000 and 149,000 other common stock equivalents have been excluded from the computation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2011, respectively, because their effect is anti-dilutive as a result of our net loss in those periods.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average number of shares outstanding, basic	38,907	38,406	38,706	38,228
Common stock equivalents	—	—	—	—
Weighted-average number of shares outstanding, diluted	38,907	38,406	38,706	38,228

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	2,574	3,561	3,515	3,635
Non-vested shares, restricted stock units, and stock-settled phantom stock units	3	279	291	506
Convertible debt	638	891	807	2,249
Warrants	11,794	—	11,794	—

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
We have concluded our cost improvement restructuring efforts, incurring a total of $18.5 million of charges; however, certain liabilities remain to be paid.
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our condensed consolidated statement of operations, with the exception of the excess and obsolete inventory charges, which were recognized within "Cost of sales - restructuring".

(in thousands)	Nine Months Ended	Cumulative Charges as of
	September 30, 2012	September 30, 2012
Severance and other termination benefits	$38	$5,454
Contract terminations	125	6,102
Non-cash asset impairment charges	223	2,676
Excess and obsolete charges	435	2,906
Legal and professional fees	205	508
Other	562	818
Total restructuring charges	$1,588	$18,464

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Activity in the restructuring liability for the nine months ended September 30, 2012, is presented in the following table (in thousands):

Cost Improvement restructuring liability at December 31, 2011	$1,948
Charges:
Severance and other termination benefits	38
Contract terminations	125
Legal and professional fees	205
Other	562
Total Charges	930

Payments:
Severance and other termination benefits	(1,443)
Contract terminations	(347)
Legal and professional fees	(259)
Other	(736)
Total Payments	(2,785)

Changes in foreign currency translation	9
Cost Improvement restructuring liability at September 30, 2012	$102

10. Commitments and Contingencies
Governmental Inquiries
In December 2007, we received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney's Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed with the DOJ to resolutions of similar investigations.
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
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). Pursuant to the DPA, an independent monitor reviewed and evaluated WMT's compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA was also posted to our website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
As a result of the work of the independent monitor and WMT's compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT's parent, Wright Medical Group, Inc. (WMGI), WMGI and WMT conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In order to resolve these issues, WMT implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; (iv) clarifying lines of responsibility for making payments to consultants; and (v) developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management. WMT continues to provide ongoing employee training and to review its relationships with customers.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months, to September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it found, prior to September 29, 2012, that WMT committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complied with all of the requirements of the amended DPA, the USAO agreed that it would seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the CIA under which certain of WMT's substantive obligations under the CIA would begin on September 29, 2012, when the amended DPA monitoring period expired. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
On October 4, 2012 the USAO issued a press release announcing that the amended DPA had expired on September 29, 2012, that it had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the DPA, and that the Court had ordered dismissal of the complaint on October 4, 2012.
As previously disclosed, at the direction of WMGI's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. During the pendency of the DPA, WMT conducted a review of its clinical and regulatory affairs operations (and may conduct further reviews) and, pursuant to Paragraph 20 of the DPA, provided periodic written notices to the USAO (copying the OIG-HHS) if it found any credible evidence of violations of 21 U.S.C. § 331, a strict liability provision of the federal Food, Drug and Cosmetic Act. We disclose in our filings with the Securities and Exchange Commission any occasions when WMT provided written notice under Paragraph 20 of the DPA only if the potential violation or violations described in such written notice, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
The DPA imposed, and the CIA continues to impose, certain obligations on WMT to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, civil and criminal fines or penalties, and additional litigation cost and expense.
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
Patent Litigation
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica and Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our hip product line. We believe, however, that we have strong defenses against these claims and we are vigorously defending this lawsuit. Management believes the likelihood is remote that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
Product Liability
We have received claims for personal injury associated with our metal-on-metal hip products. The pre-trial management of certain

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Future revisions in our estimates of these provisions could materially impact our results of operations and financial position. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. We have maintained product liability insurance coverage on a claims-made basis. During the third quarter of 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims related to our CONSERVE® metal-on-metal hip products and which allege certain types of injury (hereafter “CONSERVE® Claims”) would be covered under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management is currently evaluating this coverage position. The primary insurer's current coverage position, if correct, could result in recovery of previously recorded defense fees and costs of approximately $2 million.
Our products liability insurance coverage was renewed on August 15, 2012. However, the renewed policies contain an exclusion for loss arising out of all metal-on-metal hip replacement systems. This exclusion, for reasons explained above, does not affect coverage for future CONSERVE® Claims.
Claims for personal injury have also been made against us associated with fractures of our PROFEMUR® long titanium modular neck product (“PROFEMUR® Claims”). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2010, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the third quarter of 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $23 million to $37 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $23 million to be incurred over the next four years, which represents the low-end of our estimated aggregate range of loss. We have classified $4.7 million of this liability as current in “Accrued expenses and other current liabilities” and $18.3 million as non-current in “Other liabilities” on our condensed consolidated balance sheet.
Our primary product liability insurance carrier has not yet asserted any specific coverage position relating to PROFEMUR® Claims. It is therefore possible our primary carrier will cover PROFEMUR® Claims under the policy year the first such claim was made, i.e., the same position as has been asserted for CONSERVE® Claims. If this were to occur, we would expect to recognize an additional insurance receivable and recover certain previously recorded defense and settlement costs.
However, in the absence of any specific coverage position relating to PROFEMUR® Claims, we have recorded an estimate of the probable insurance recovery of approximately $3.8 million related to open claims within “Other current assets” and $7.1 million related to open claims within "Other assets" on our condensed consolidated balance sheet. The estimated insurance proceeds are for claims received through August 15, 2012.
Our renewed products liability insurance policies also contain an exclusion for loss arising out of PROFEMUR® long titanium modular necks. In the absence of any specific coverage position relating to PROFEMUR® Claims, we are unable to determine what effect, if any, the exclusion will have on coverage for any such future claims.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Employment Matters
In 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Hagan, Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages.
In July of 2012, we settled our dispute and lawsuit with Mr. Hagan which had an immaterial impact on our results of operations for the period ended September 30, 2012.  There are no existing legal disputes that remain with Mr. Hagan. We are vigorously defending the remaining lawsuits, the facts of which differ from the Hagan lawsuit. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.
Other
On August 3, 2012, we received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices.  The subpoena covers the period from January 1, 2000 to August 2, 2012.  We are in the process of collecting the responsive documents and responding to the subpoena.  We are unable to estimate the impact of the ultimate outcome of these matters on our consolidated financial position or results of operations.
We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of September 30, 2012.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters, which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.

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
Management measures segment profitability using an internal performance measure that excludes non-cash, stock-based compensation expense, restructuring charges, costs associated with the deferred prosecution agreement, charges associated with distributor conversions and related non-competes and inventory step-up amortization associated with acquisitions. Assets in the OrthoRecon and Extremities segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, property, plant and equipment, and assets associated with income taxes.
The change in segment reporting has also resulted in a change in reporting units for goodwill impairment measurement purposes.  Each reportable segment represents a reporting unit.  Management allocated approximately $26 million and $32 million of goodwill to the OrthoRecon and Extremities reportable segments, respectively. The goodwill allocated to each reportable segment was based on the relative fair value of each of our goodwill reporting units. During the second quarter of 2012, we completed an interim goodwill impairment analysis to determine if the change in goodwill reporting units had resulted in goodwill impairment. We determined that the fair value of our reporting units exceeded their carrying values and, therefore, no impairment charge was necessary.

Selected financial information related to our segments is presented below for the three months ended September 30, 2012 and 2011 (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales	$59,475	$67,713	$50,888	$50,471	$—	$—	$110,363	$118,184
Depreciation expense	5,834	6,600	2,841	2,793	611	583	9,286	9,976
Amortization expense	58	132	600	589	—	—	658	721
Segment operating income	$4,125	$13,808	$9,973	$9,978	$(12,080)	$(10,447)	$2,018	$13,339
Other:
Restructuring							—	(14,032)
Non-cash, stock-based compensation							(2,694)	(2,221)
DPA related							(1,707)	(4,974)
Inventory step-up amortization							(48)	—
Distributor conversion and non-compete charges							(1,585)	—
Product liability provision							—	(13,199)
Employment matters							—	(2,017)
Operating income							$(4,016)	$(23,104)
Capital expenditures	$1,711	$2,722	$1,464	$4,689	$1,543	$4,411	$4,718	$11,822

Selected financial information related to our segments is presented below for the nine months ended September 30, 2012 and 2011 (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales	$204,574	$227,997	$155,725	$158,078	$—	$—	$360,299	$386,075
Depreciation expense	18,406	19,602	8,494	7,963	2,282	1,649	29,182	29,214
Amortization expense	275	324	1,808	1,764	—	—	2,083	2,088
Segment operating income	$29,332	$47,620	$35,767	$34,965	$(36,969)	$(36,620)	$28,130	$45,965
Other:
Restructuring							(1,588)	(14,032)
Non-cash, stock-based compensation							(8,466)	(6,688)
DPA related							(6,647)	(9,541)
Inventory step-up amortization							(144)	—
Distributor conversion and non-compete charges							(2,364)	—
Product liability provision							—	(13,199)
Employment matters							—	(2,017)
Operating income							$8,921	$488
Capital expenditures	$4,285	$14,008	$5,914	$9,825	$3,092	$11,365	$13,291	$35,198

Total assets by business segment for the third quarter of 2012 and the year ended December 31, 2011 are as follows (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Total assets	$282,177	$294,259	$203,476	$200,477	$467,340	$259,844	$952,993	$754,580

Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Japan and other parts of Asia, Latin America, Australia and Canada). The following table presents net sales by geographic area for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended
Geographic	September 30, 2012	September 30, 2011	% change
United States	$65,751	$69,382	(5.2%)
Europe	18,101	20,354	(11.1%)
Other	26,511	28,448	(6.8%)
Total net sales	$110,363	$118,184	(6.6%)

The following table presents net sales by geographic area for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
Geographic	September 30, 2012	September 30, 2011	% change
United States	$205,029	$222,678	(7.9%)
Europe	70,341	76,178	(7.7%)
Other	84,929	87,219	(2.6%)
Total net sales	$360,299	$386,075	(6.7%)

12. Subsequent Event

On October 18, 2012, we completed a sale and license-back transaction pursuant to which we sold certain intellectual property associated with biomaterial used in products marketed and sold by us as bone graft substitutes. In addition, we entered into a license agreement with the purchaser pursuant to which we obtained an exclusive, worldwide, fully paid license to use the transferred intellectual property in our fields of use. The initial proceeds from the sale will be $15 million, which includes a $7.5 million upfront payment and a $7.5 million deferred payment to be made by April 2013. In addition, we are eligible for additional proceeds upon the achievement of certain milestones, which will be recognized as earnings if and when such milestones are met. As of result of this transaction, we will recognize a gain of approximately $15 million in the fourth quarter of 2012. We do not anticipate any negative impact to revenue as a result of this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine month periods ended September 30, 2012. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2011, which includes additional information about our critical accounting policies and practices and risk factors, and Note 10 of Part I of this Quarterly Report and Part II, Item 1.
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
Significant Quarterly Business Developments. Net sales decreased 6.6% in the third quarter of 2012 to $110.4 million, compared to net sales of $118.2 million in the third quarter of 2011 driven primarily by U.S. OrthoRecon customer losses and price decreases in Japan that were effective in the second quarter of 2012. In the third quarter of 2012, we recorded a net loss of $5.3 million, compared to a net loss of $16.0 million for the third quarter of 2011, the decrease in net loss is primarily due to $14.0 million of restructuring charges ($9.5 million net of tax) recorded in 2011 and a $13.2 million charge ($8.5 million net of tax) for management's estimate of our liability associated with our PROFEMUR® titanium long modular necks in North America that was recorded in 2011. This favorability was partially offset by decreased profitability in our OrthoRecon segment in 2012 driven by lower sales and by increased expenses for cash incentive compensation. During the third quarter of 2011, we did not incur expense associated with cash incentive compensation, as we failed to meet incentive compensation targets.
Our Extremities segment sales increased 1% in the third quarter of 2012, as a 13% increase in foot and ankle sales, driven by the early success of our CLAW® II Polyaxial Compression Plating System and our ORTHOLOCTM 3Di Ankle Fracture System, both launched in the first quarter of 2012, was offset by a 12% volume decline in our biologics business and a 7% volume decline in upper extremity sales.
Our OrthoRecon segment sales decreased 12% in the third quarter of 2012, driven primarily by U.S. customer losses due to challenges associated with implementing enhancements to our compliance processes, unfavorable pricing in Japan, and unfavorable currency exchange rates.
Geographically, our third quarter domestic sales were down 5%, as a 12% increase in foot and ankle sales was offset by a 15% decline in hip sales, a 14% decline in biologics sales, a 9% decline in knee sales and an 8% decline in upper extremity sales.
Our international sales decreased 9% to $44.6 million in the third quarter of 2012, compared to $48.8 million in the third quarter of 2011, primarily due to a 9% price decline in Japan as well as a $1.7 million unfavorable impact from currency exchange rates.
Our Deferred Prosecution Agreement (DPA) expired on September 29, 2012. On October 5, 2012, we received notice that the United States Attorney's Office (USAO) dismissed the pending criminal complaint filed in September 2010 against us. Upon the expiration of the DPA, our amended Corporate Integrity Agreement (CIA) became effective. See additional discussion of our DPA and CIA in Significant Industry Factors.
During the third quarter of 2012, we completed our plan to convert a major portion of our independent foot and ankle distributor territories to direct employee sales representation. In conjunction with these conversions, we entered into agreements with certain distributors, which included non-competition clauses. As a result, we recorded $3.5 million of non-compete intangible assets and recognized $1.2 million of associated amortization expense and $0.4 million of conversion expenses during the third quarter of 2012. We will recognize amortization expense related to these conversions over the next two years, which will have a negative impact on our profitability.
Opportunities and Challenges. We believe that we have an opportunity to transform our business to increase our foot and ankle revenue growth rates and increase our cash generation through significant reduction of our inventories. We are making changes in 2012 to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation, substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies, and implementing steps to significantly reduce inventories over the next several years.
These transformational changes for our business have required significant investment in 2012, which has negatively impacted our sales and results of operations in 2012. However, we believe these investments will improve the performance of our business in the longer term.
Our U.S. OrthoRecon business has been unfavorably affected by the 2011 distributor transitions and challenges associated with implementing enhancements to our compliance processes announced in the third quarter of 2011, and we believe that our U.S. OrthoRecon business will continue to be unfavorably impacted by our U.S. sales force conversion in 2012. Further, we expect that our U.S. and international businesses will continue to be unfavorably affected by the market conditions and conditions affecting European healthcare systems being experienced throughout the hip and knee industry, including procedural growth rates below historical levels and pricing declines.
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
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). Pursuant to the DPA, an independent monitor reviewed and evaluated WMT’s compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA was also posted to our website. Each of the DPA and the CIA can be modified by mutual consent of the parties thereto.
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
In order to resolve these issues, WMT implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; (iv) clarifying lines of responsibility for making payments to consultants; and (v) developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management. WMT continues to provide ongoing employee training and to review its relationships with customers.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months, to September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it found, prior to September 29, 2012, that WMT committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complied with all of the requirements of the amended DPA, the USAO agreed that it would seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the CIA under which certain of WMT's substantive obligations under the CIA would begin on September 29, 2012, when the amended DPA monitoring period expired. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
On October 4, 2012 the USAO issued a press release announcing that the amended DPA had expired on September 29, 2012, that it had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the DPA, and that the Court had ordered dismissal of the complaint on October 4, 2012.
As previously disclosed, at the direction of WMGI's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. During the pendency of the DPA, WMT conducted a review of its clinical and regulatory affairs operations (and may conduct further reviews) and, pursuant to Paragraph 20 of the DPA, provided periodic written notices to the USAO (copying the OIG-HHS) if it found any credible evidence of violations of 21 U.S.C. § 331, a strict liability provision of the federal Food, Drug and Cosmetic Act. We disclose in our filings with the Securities and Exchange Commission any occasions when WMT provided written notice under Paragraph 20 of the DPA only if the potential violation or violations described in such written notice, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
The DPA imposed, and the CIA continues to impose, certain obligations on WMT to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, civil and criminal fines or penalties, and additional litigation cost and expense.
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

Results of Operations
Comparison of three months ended September 30, 2012 to three months ended September 30, 2011
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Net sales	$110,363	100.0%	$118,184	100.0%
Cost of sales [1]	35,089	31.8%	36,185	30.6%
Cost of sales - restructuring	—	—%	1,900	1.6%
Gross profit	75,274	68.2%	80,099	67.8%
Operating expenses:
Selling, general and administrative [1]	70,851	64.2%	83,581	70.7%
Research and development [1]	6,612	6.0%	6,769	5.7%
Amortization of intangible assets	1,827	1.7%	721	0.6%
Restructuring charges	—	—%	12,132	10.3%
Total operating expenses	79,290	71.8%	103,203	87.3%
Operating loss	(4,016)	(3.6%)	(23,104)	(19.5%)
Interest expense, net	2,574	2.3%	1,464	1.2%
Other expense, net	2,027	1.8%	59	—%
Loss before income taxes	(8,617)	(7.8%)	(24,627)	(20.8%)
Benefit for income taxes	(3,278)	(3.0%)	(8,582)	(7.3%)
Net loss	$(5,339)	(4.8%)	$(16,045)	(13.6%)
__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,
	2012	% of Sales	2011	% of Sales
Cost of sales	$359	0.3%	$356	0.3%
Selling, general and administrative	2,188	2.0%	1,715	1.5%
Research and development	147	0.1%	150	0.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended September 30,
	2012	2011	% Change
OrthoRecon
Hips	$33,048	$39,045	(15.4%)
Knees	25,657	27,204	(5.7%)
Other	770	1,464	(47.4%)
Total OrthoRecon	59,475	67,713	(12.2%)

Extremities
Foot and Ankle	29,030	25,681	13.0%
Upper Extremity	6,207	6,692	(7.2%)
Biologics	14,614	16,610	(12.0%)
Other	1,037	1,488	(30.3%)
Total Extremities	50,888	50,471	0.8%

Total Sales	$110,363	$118,184	(6.6%)

The following table presents net sales by geographic area (in thousands):

	Three Months Ended September 30,
	2012	2011	% Change
Geographic
Domestic	$65,751	$69,382	(5.2%)
International	44,612	48,802	(8.6%)
Total net sales	$110,363	$118,184	(6.6%)

The following graphs illustrate our product line net sales as a percentage of total net sales for the three months ended September 30, 2012 and 2011:
Product Line Sales as a Percentage of Total Net Sales

2012	2011

Net Sales
Extremities Segment. Net sales in our Extremities segment totaled $50.9 million in the third quarter of 2012, as compared to $50.5 million in the third quarter of 2011. The 1% increase in our Extremities segment was driven by 13% growth in our foot and ankle business, mostly offset by a 12% volume decline in our biologics business and a 7% volume decline in upper extremities.

Our foot and ankle net sales increased to $29.0 million in the third quarter of 2012, representing growth of 13% over the third quarter of 2011. Domestically, foot and ankle product sales increased 12% over the third quarter of 2011, due to the early success of our CLAW® II Polyaxial Compression Plating System and our ORTHOLOCTM 3Di Ankle Fracture System, both launched in the first quarter of 2012. Our international foot and ankle sales grew 17% as a result of increased stocking orders in Asian and Latin American markets, offset by $0.3 million due to unfavorable currency exchange rates.
Upper extremity net sales decreased to $6.2 million in the third quarter of 2012, representing a decline of 7% over the third quarter of 2011, driven by an 8% decline in the U.S.
Net sales of our biologics products totaled $14.6 million in the third quarter of 2012, representing a 12% decrease from the third quarter of 2011. In the U.S., our biologics sales decreased 14% in 2012, due to lower sales volume.
OrthoRecon Segment. Net sales in our OrthoRecon segment totaled $59.5 million in the third quarter of 2012, as compared to $67.7 million in the third quarter of 2011, a 12% decline.
Our hip product net sales totaled $33.0 million during the third quarter of 2012, representing a 15% decrease from the prior year. Our domestic hip sales decreased 15% over prior year primarily due to an 11% decrease in volume as the result of lost customers. Internationally, hip sales declined 15% from the prior year, driven primarily by a 12% decrease in Japan sales, 11% of which was the result of unfavorable pricing due to lower governmental reimbursement rates, and the negative impact of $0.9 million of unfavorable currency exchange rates.
Our knee product net sales decreased 6% to $25.7 million in the third quarter of 2012 from $27.2 million during the same period in 2011. Domestically, knee sales decreased 9% from prior year, primarily attributable to a 7% decrease in sales volume as the result of lost customers and sales dis-synergies related to the U.S. sales force conversion initiative. International knee sales decreased 2% over prior year, primarily due to $0.4 million of unfavorable currency exchange rates.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 31.8% in the third quarter of 2012, as compared to 30.6% in the third quarter of 2011, due to unfavorable geographic mix and unfavorable currency exchange rates, as decreased provisions for excess and obsolete inventory were offset by unfavorable manufacturing expenses. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 64.2% in the third quarter of 2012, compared to 70.7% in the third quarter of 2011. Selling, general and administrative expense for the third quarter of 2012 included $1.7 million of U.S. governmental inquires/DPA related costs (1.5% of net sales), $2.2 million of non-cash, stock based compensation expense (2.0% of net sales), and $0.4 million of cost related to distributor transition agreements (0.4% of net sales). Selling, general and administrative expense for the third quarter of 2011 included $5.0 million of U.S. government inquiries/ DPA related costs (4.2% of net sales), $1.7 million of non-cash, stock based compensation expense (1.5% of net sales), $13.2 million charge related to the recognition of management's estimate of our total liability for claims associated with previous and estimated future fractures of our titanium PROFEMUR® long modular necks in North America (11.2% of net sales), and $1.8 million of expenses associated with settlement of certain employment matters and the hiring of our new chief executive officer (1.5% of net sales). The remaining increase in selling, general and administrative expenses as a percentage of sales, is the result of increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees, and the impact of fixed general and administrative expenses in relation to a lower level of sales. Additionally, we recognized increased cash incentive compensation as compared to the third quarter of 2011, when we did not incur expense associated with cash incentive compensation, as we failed to meet incentive compensation targets.
Research and Development
Our investment in research and development activities represented approximately 6.0% of net sales in the third quarter of 2012, as compared to 5.7% of net sales in the third quarter of 2011. Our research and development expenses include $0.1 million (0.1% of net sales) of non-cash, stock-based compensation expense in the third quarter of 2012 and include $0.2 million (0.1% of net sales) of non-cash, stock-based compensation expense and $0.1 million (0.1% of net sales) of employment related costs in the third quarter of 2011. The remaining increase in research and development costs as a percentage of net sales is attributable to relatively flat spending in relation to lower sales.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets totaled $1.8 million (1.7% of net sales) in the third quarter of 2012, as compared to $0.7 million (0.6% of net sales) in the third quarter of 2011. The increase is attributable to amortization expense associated with distributor non-compete agreements entered into during the second and third quarters of 2012. Based on the intangible assets held as of September 30, 2012, we expect to recognize amortization expense of approximately $3.9 million for the full year of 2012, $6.7 million in 2013, $4.1 million in 2014, $2.3 million in 2015, and $2.0 million in 2016.
Interest Expense, Net
Interest expense, net, consists of interest expense of $2.6 million during the third quarter of 2012 and $1.5 million during the third quarter of 2011, offset by interest income of $0.1 million during the third quarter of 2012 and an insignificant amount of interest income during the third quarter of 2011. Our interest expense during the third quarter of 2012 includes $0.7 million of non-cash interest expense associated with the amortization of the discount on our 2017 Convertible Senior Notes. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2012 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other Expense, Net
Other expense, net was $2.0 million in the third quarter of 2012, compared to an insignificant amount in the third quarter of 2011. For the third quarter of 2012, other expense, net includes a $1.8 million loss on the early termination of an interest rate swap and $2.7 million related to the write off of deferred financing costs associated with our terminated Senior Credit Facility and the portion of our 2014 Convertible Senior Notes that were repurchased. These charges were partially offset by an unrealized net gain of $2.3 million for market-to-market adjustments on our derivative asset and liability.
Benefit for Income Taxes
We recorded an income tax benefit of $3.3 million in the third quarter of 2012, compared to $8.6 million in the third quarter of 2011. During the third quarter of 2012, our effective tax rate was approximately 38.0% as compared to 34.9% in the third quarter of 2011. The increase in the effective tax rate is primarily due to the expiration of the U.S. Federal Research & Development tax credit on January 1, 2012, as well as the unfavorable impact of certain non-deductible expenses on lower pre-tax income in 2012.
Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30, 2012
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Net sales	$360,299	100.0%	$386,075	100.0%
Cost of sales [1]	110,329	30.6%	116,457	30.2%
Cost of sales - restructuring	435	0.1%	1,900	0.5%
Gross profit	249,535	69.3%	267,718	69.3%
Operating expenses:
Selling, general and administrative [1]	216,061	60.0%	229,227	59.4%
Research and development [1]	19,577	5.4%	23,783	6.2%
Amortization of intangible assets	3,823	1.1%	2,088	0.5%
Restructuring charges	1,153	0.3%	12,132	3.1%
Total operating expenses	240,614	66.8%	267,230	69.2%
Operating income	8,921	2.5%	488	0.1%
Interest expense, net	6,268	1.7%	4,774	1.2%
Other expense, net	2,035	0.6%	4,775	1.2%
Income (loss) before income taxes	618	0.2%	(9,061)	(2.3%)
Provision (benefit) for income taxes	686	0.2%	(2,755)	(0.7%)
Net loss	$(68)	—%	$(6,306)	(1.6%)
__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30,
	2012	% of Sales	2011	% of Sales
Cost of sales	$1,053	0.3%	1,063	0.3%
Selling, general and administrative	6,879	1.9%	5,083	1.3%
Research and development	534	0.1%	542	0.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended September 30,
	2012	2011	% Change
OrthoRecon
Hips	$114,621	$130,486	(12.2%)
Knees	86,928	93,429	(7.0%)
Other	3,025	4,082	(25.9%)
Total OrthoRecon	204,574	227,997	(10.3%)

Extremities
Foot and Ankle	87,537	78,210	11.9%
Upper Extremity	19,101	21,189	(9.9%)
Biologics	45,255	53,846	(16.0%)
Other	3,832	4,833	(20.7%)
Total Extremities	155,725	158,078	(1.5%)

Total Sales	$360,299	$386,075	(6.7%)

The following table presents net sales by geographic area (in thousands):

	Nine Months Ended September 30,
	2012	2011	% Change
Geographic
Domestic	$205,029	$222,678	(7.9%)
International	155,270	163,397	(5.0%)
Total net sales	$360,299	$386,075	(6.7%)

The following graphs illustrate our product line net sales as a percentage of total net sales for the nine months ended September 30, 2012 and 2011:

2012	2011

Net Sales
Net sales totaled $360.3 million during the first nine months of 2012, representing a 7% decrease over the first nine months in the prior year. The decrease in net sales is attributable to a 10% decline in our OrthoRecon segment and a 2% decline in our Extremities segment.
In the first nine months of 2012, domestic net sales decreased by 8% to $205.0 million, or 57% of total net sales due to U.S. OrthoRecon customer losses. International sales totaled $155.3 million, representing a 5% decline over the first nine months of the prior year, driven primarily by a 6% decline in sales in Japan and unfavorable currency exchange rates.
Extremities Segment. Net sales in our Extremities segment totaled $155.7 million in the first nine months of 2012, as compared to $158.1 million in the first nine months of 2011. The decline in our extremities segment was driven by an 18% decline in our U.S. biologics business, mostly offset by a 12% increase in foot and ankle sales.
OrthoRecon Segment. Net sales in our OrthoRecon segment totaled $204.6 million in the first nine months of 2012, as compared to $228.0 million in the first nine months of 2011, a 10% decline driven primarily by customer losses associated with the previously announced U.S. distributor transitions that occurred in the third quarter of 2011 and challenges associated with implementing enhancements to our compliance processes.
Cost of Sales
Our cost of sales as a percentage of net sales increased from 30.2% in the first nine months of 2011 to 30.6% in the first nine months of 2012. This increase is primarily attributable to decreased provisions for excess and obsolete inventory, which were partially offset unfavorable manufacturing expenses and unfavorable currency exchange rates.
Operating Expenses
As a percentage of net sales, our operating expenses were 66.8% in the first nine months of 2012 compared to 69.2% in the first nine months of 2011, as lower restructuring charges, product liability provisions and costs associated with U.S. governmental inquiries and our DPA were offset by higher levels of stock-based compensation expense, increased medical education spending, increased expenses associated with our U.S. sales force conversion, and relatively flat general and administrative expenses on lower sales.
Interest Expense, Net
Interest expense, net was $6.3 million in the first nine months of 2012 , compared to $4.8 million in the first nine months of 2011. The increase in interest expense is attributable to $1.3 million cash and non-cash interest expense related to our 2017 Convertible Senior Notes that were issued during the third quarter of 2012.
Other Expense, Net
Other expense, net was $2.0 million in the first nine months of 2012, compared to $4.8 million in the first nine months of 2011. In 2011, we recognized $4.1 million of expenses for the write off of the unamortized deferred financing costs associated with the portion of our 2014 Convertible Senior Notes repurchased in 2011. In 2012, we recognized approximately $2.7 million of expenses related to the write off of deferred financing costs associated with our terminated Senior Credit Facility and the portion of our 2014 Convertible Senior Notes that were repurchased in 2012, a $1.8 million loss on the termination of an interest rate swap, which were partially offset by an unrealized gain of $2.3 million for market-to-market adjustments on derivatives.
Provision (Benefit) for Income Taxes
We recorded tax provision of $0.7 million and a tax benefit of $2.8 million in the first nine months of 2012 and 2011, respectively. During the first nine months of 2012, our effective tax rate was approximately 111.0% as compared to 30.4% in the first nine months of 2011. This increase is primarily attributable to the expiration of the U.S. Federal Research & Development tax credit on January 1, 2012, as well as the unfavorable impact of certain non-deductible expenses on near-breakeven pre-tax income in 2012.
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
Restructuring
On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. We concluded our cost improvement restructuring efforts during the second quarter of 2012, however certain liabilities remain to be paid at September 30, 2012. We have realized the benefits from this restructuring within selling, general and administrative expenses and research and development expenses beginning in the fourth quarter of 2011. This favorability is being partially offset by unfavorable income tax consequences and incremental expenses associated with senior management changes. In total, our net income will have an approximate $2 million favorable impact beginning in 2012 on an annual basis. Additionally, beginning in 2013, we expect to realize additional benefits within cost of sales, the net income impact of which is approximately $1 million annually. However, the favorable impact from our cost improvement restructuring plan in 2012 will be more than offset by the additional investments we are making in 2012 for the transformational changes discussed above in “Opportunities and Challenges.” See Note 9 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of September 30, 2012	As of December 31, 2011
Cash and cash equivalents	$304,009	$153,642
Short-term marketable securities	13,613	13,597
Long-term marketable securities	—	4,502
Working capital	559,145	424,543
Line of credit availability (1)	—	42,000

(1) We terminated our Senior Credit Facility during the third quarter of 2012.
Operating Activities. Cash provided by operating activities increased to $57.8 million for the first nine months of 2012 as compared to $48.8 million for the first nine months of 2011, as increased profitability and favorable spending on inventories were partially offset by payments of approximately $6 million to buyout certain royalty agreements with health care professionals.
Investing Activities. Our capital expenditures totaled approximately $13.3 million and $35.2 million in the first nine months of 2012 and 2011, respectively. This decrease is primarily due to 2011 spending on instrumentation related to the launch of our EVOLUTION™ Medial-Pivot Knee System, as well as lower levels of information technology-related spending in 2012. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $25 million in 2012.
In connection with our initiative to convert a portion of our independent foot and ankle distributor territories to direct employee sales representation, we entered into conversion agreements with certain independent distributors, which included non-competition clauses. During the first nine months of 2012, we paid $2.3 million related to these non-compete intangible assets. During the third quarter of 2012, we completed our plan to convert these distributor territories and no additional non-compete agreements are anticipated in the fourth quarter.
In the first nine months of 2012 and 2011, we received cash proceeds of approximately $3.0 million and $5.5 million, respectively, related to the sale of a license to KCI for the exclusive use of our GRAFTJACKET® brand in wound markets.
Financing Activities. During the first nine months of 2012, cash provided by financing activities totaled $98.9 million compared to the first nine months of 2011 when cash used in financing activities totaled $28.0 million. The change is primarily attributable to $300 million of proceeds from the issuance of our 2017 Convertible Senior Notes, offset by payments of $144.4 million to repay the Term Loan under our Senior Credit Facility, and $25.3 million to repurchase of a portion of our outstanding 2014 Convertible Senior Notes.
On August 22, 2012, we issued $300 million of 2.000% Convertible Senior Notes (2017 Notes), which generated net proceeds of $290.8 million. In connection with the offering of the 2017 Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 11,794,200 shares of our common stock to the Option Counterparties. We paid the Option Counterparties approximately $56.2 million for the convertible note hedge and received approximately $34.6 million from the Option Counterparties for the warrants. See Note 5 for additional information regarding these transactions.
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes). On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes. On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As of September 30, 2012, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
On February 10, 2011, we entered into an amended and restated revolving credit agreement (Senior Credit Facility). In March 2011, to fund the purchase of the 2014 Notes, we borrowed $150 million under the delayed draw term loan (Term Loan) facility available under our Senior Credit Facility. The Term Loan bears interest at a one month London Interbank Offered Rate (LIBOR), plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. On August 22, 2012, we used $130 million of proceeds from the issuance of the 2017 Notes to repay the Term Loan and terminated our Senior Credit Facility.
In March 2011, we entered into an interest rate swap agreement with a notional amount of $50 million, which we designated as a cash flow hedge of the underlying variable rate obligation on our Term Loan. The swap was terminated on August 22, 2012, and we paid approximately $1.8 million for the loss on the early termination.
As of September 30, 2012, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. In 2007, we issued $200 million of 2014 Notes, which generated net proceeds totaling $193.5 million. In 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes outstanding, which we funded through a delayed draw term loan of $150 million under our Senior Credit Facility and cash on hand. In August 2012, we issued $300 million of Notes, the proceeds from which were used to pay down the Term Loan and re-purchase a portion of the outstanding 2014 Notes.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash and cash equivalents balance of $304.0 million, our marketable securities balances totaling $13.6 million, and our expected cash flow from our 2012 operations will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2012 of approximately $25 million, and meet our contractual cash obligations for the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On September 30, 2012, we have invested short term cash and cash equivalents and marketable securities of approximately $220.5 million. We believe that a 25 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $220,000 to our interest income.
Equity Price Risk
Our 2017 Convertible Notes includes conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our common stock. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.
Upon the expiration of our warrants, we will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $29.925 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing stock prices on the date of warrant expiration:

Stock Price		(in thousands)
$32.92	(10% greater than strike price)	1,072
$35.91	(20% greater than strike price)	1,966
$38.90	(30% greater than strike price)	2,722
$41.90	(40% greater than strike price)	3,370
$44.89	(50% greater than strike price)	3,931

Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 27% and 31% of our total net sales were denominated in foreign currencies during the three months ended September 30, 2012 and for the year ended December 31, 2011, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our sales denominated in foreign currencies are derived from: European Union countries, which are denominated in the euro; from Japan, which are denominated in the Japanese yen; from the United Kingdom, which are denominated in the British pound; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the euro, the yen, the British pound, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen, the U.S. dollar and the British pound, and the U.S. dollar and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
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

A uniform 10% strengthening in the value of the U. S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in operating income of approximately $6.2 million for the nine months ended September 30, 2012. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
We do not purchase or hold any market risk instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
During the three months September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Governmental Inquiries
In December 2007, we received a subpoena from the United States Department of Justice (DOJ) through the United States Attorney's Office for the District of New Jersey (USAO) requesting documents for the period January 1998 through the present related to any consulting and professional service agreements with orthopaedic surgeons in connection with hip or knee joint replacement procedures or products. This subpoena was served shortly after several of our knee and hip competitors agreed with the DOJ to resolutions of similar investigations.
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
Pursuant to the CSA, WMT settled civil and administrative claims relating to the matter for a payment of $7.9 million without any admission by WMT. In conjunction with the CSA, WMT also entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). Pursuant to the DPA, an independent monitor reviewed and evaluated WMT's compliance with its obligations under the DPA. The DPA and the CIA were filed as Exhibits 10.3 and 10.2, respectively, to our current report on Form 8-K filed on September 30, 2010. The DPA was also posted to our website. Each of the DPA and the CIA could be modified by mutual consent of the parties thereto.
As a result of the work of the independent monitor and WMT's compliance program, the Board of Directors became aware of facts indicative of possible compliance issues. At the direction of the Nominating, Compliance and Governance Committee of the Board of Directors of WMT's parent, Wright Medical Group, Inc. (WMGI), WMGI and WMT conducted an internal investigation with the assistance of outside counsel. The Board of Directors of WMGI received a report from outside counsel.
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
In order to resolve these issues, WMT implemented a number of remedial measures, including: (i) taking appropriate personnel actions; (ii) enhancing its policies and employee training with respect to compliance with the requirements of paragraph 8 of the DPA, which requires all its employees and agents to report suspected legal and policy violations, and paragraph 25 of the DPA, which governs interactions with consultants on the terms of consulting agreements and payment issues; (iii) reviewing its existing relationships with certain customers and taking appropriate further action where necessary with respect to these relationships; (iv) clarifying lines of responsibility for making payments to consultants; and (v) developing a protocol for internal reporting and investigation of allegations of misconduct relating to senior management. WMT continues to provide ongoing employee training and to review its relationships with customers.
On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months, to September 29, 2012. The USAO agreed not to take any additional action regarding any breach of the DPA referenced in the aforementioned May 5, 2011 letter from the USAO unless it found, prior to September 29, 2012, that WMT committed a knowing, willful and uncured breach of a material provision of the DPA by its conduct after September 15, 2011 or by conduct before September 15, 2011 of which the independent monitor was not aware on that date. If WMT complied with all of the requirements of the amended DPA, the USAO agreed that it would seek dismissal of the pending criminal complaint. On September 15, 2011, WMT also agreed with the OIG-HHS to an amendment to the CIA under which certain of WMT's substantive obligations under the CIA would begin on September 29, 2012, when the amended DPA monitoring period expired. The term of the CIA has not changed, and will expire as previously provided on September 29, 2015. In connection with such amendment, the OIG-HHS informed WMT that it had no present intention, based on the information then known to it, to exercise its authority under Paragraph 51 of the DPA to exclude Wright from participation in federal healthcare programs based on any breach referenced in the May 5 letter unless the USAO were to take further action related to an alleged breach of the DPA by WMT.
On October 4, 2012 the USAO issued a press release announcing that the amended DPA had expired on September 29, 2012, that it had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the DPA, and that the Court had ordered dismissal of the complaint on October 4, 2012.
As previously disclosed, at the direction of WMGI's Board of Directors, WMT has continued to implement compliance measures and to take steps to enhance WMT's compliance environment. During the pendency of the DPA, WMT conducted a review of its clinical and regulatory affairs operations (and may conduct further reviews) and, pursuant to Paragraph 20 of the DPA, provided periodic written notices to the USAO (copying the OIG-HHS) if it found any credible evidence of violations of 21 U.S.C. § 331, a strict liability provision of the federal Food, Drug and Cosmetic Act. We disclose in our filings with the Securities and Exchange Commission any occasions when WMT provided written notice under Paragraph 20 of the DPA only if the potential violation or violations described in such written notice, or any consequences therefrom, are required to be reported under U.S. federal securities laws.
The DPA imposed, and the CIA continues to impose, certain obligations on WMT to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, civil and criminal fines or penalties, and additional litigation cost and expense.
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
Patent Litigation
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica and Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our hip product line. We believe, however, that we have strong defenses against these claims and are vigorously defending this lawsuit. Management believes the likelihood is remote that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
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
Employment Matters

In 2012, three former employees, Cary Hagan, Frank Bono and Alicia Napoli, each filed separate lawsuits against us in the Chancery Court of Shelby County, Tennessee, asserting claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Hagan, Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages.
In July of 2012, we settled our dispute and lawsuit with Mr. Hagan which had an immaterial impact to our results of operations for the period ended September 30, 2012.   There are no existing legal disputes that remain with Mr. Hagan. We are vigorously defending the remaining lawsuits, the facts of which differ from the Hagan lawsuit. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Other
On August 3, 2012, we received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices.  The subpoena covers the period from January 1, 2000 to August 2, 2012.  We are in the process of collecting the responsive documents and responding to the subpoena.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On November 2, 2012, we sold our metal casting equipment, which is used to produce unfinished components of certain OrthoRecon products.  In connection with the sale, we entered into a long-term supply agreement with the purchaser to be our sole source provider for those unfinished components and a transition agreement under which we provide certain consulting services to ensure a systematic and efficient transition of production from us to the purchaser.  The supply agreement is for a term of ten years, subject to certain termination rights, and provides for fixed pricing of the components, subject to adjustment based on raw material cost fluctuations.  To the extent purchaser is unable to provide the components in accordance with our specifications, we have the right to retain a third party to manufacture the components.  The aggregate purchase price of the equipment was $3 million, which includes a $1.2 million upfront payment and deferred payments of $0.5 million, $0.5 million and $0.8 million, payable upon satisfaction of certain milestones.  In addition, we will receive $2 million under the transition agreement, payable in ten equal monthly installments beginning on January 1, 2013 and ending on October 1, 2013.  We do not anticipate a material impact to our 2012 results of operations.

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

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.625% Convertible Senior Notes due 2014).(4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co., and Wachovia Capital Markets, LLC. (4)

4.4	Indenture, dated as of August 31, 2012, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.000% Cash Convertible Senior Notes due 2017).(24)

4.5	Purchase Agreement, dated as of August 22, 2012, among Wright Medical Group, Inc. and J.P. Morgan Securities LLC, as Representative of the Initial Purchasers. (23)

10.1
Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent.(17)

10.2	Fifth Amended and Restated 1999 Equity Incentive Plan (1999 Plan), (5) as amended by First Amendment to 1999 Plan.(6)

10.3	Amended and Restated 2009 Equity Incentive Plan (2009 Plan).(7)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(8)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan. (8)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.9*	Form of Non-US Employee Restricted Stock Grant Agreement pursuant to the 2009 Plan. (8)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan. (8)

10.11*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan. (8)

10.12*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan. (8)

10.13*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (8)

10.14*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (8)

10.15*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (8)

10.16*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (8)

10.17*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (8)

10.18*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (8)

10.19*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan. (9)

Exhibit No.	Description

10.20*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (10)

10.21*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (11)

10.22*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (12)

10.23*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Lance A. Berry. (13)

10.24*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (14)

10.25*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Eric A. Stookey. (12)

10.26*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Edward A. Steiger. (14)

10.27*	Employment Agreement dated as of September 17, 2011, between Wright Medical Technology, Inc. and Robert J. Palmisano.(20)

10.28*	Separation Pay Agreement dated as of April 1, 2009 between Wright Medical Technology, Inc. and Timothy E. Davis, Jr. (22)

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (21)

10.31*	Inducement Stock Option Grant Agreement between the Registrant and James A. Lightman dated December 29, 2011. (21)

10.32*	Inducement Stock Option Grant Agreement between the Registrant and Daniel J. Garen dated January 30, 2012. (21)

10.33†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation.(18)

10.34†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (18)

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

10.40	Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (23)

10.41	Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (23)

Exhibit No.	Description
10.42
Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc., and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (23)

10.43	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (23)

10.44	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (23)

10.45	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (23)

10.46	Additional Call Option Transaction Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (24)

10.47
Additional Call Option Transaction Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (24)

10.48
Additional Call Option Transaction Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (24)

10.49	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (24)

10.50	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (24)

10.51	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (24)

11	Computation of earnings per share (included in Note 8 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(9)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(10)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(11)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(12)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(13)	Incorporated by reference to our current report on Form 8-K filed on November 16, 2009.

(14)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(15)	Incorporated by reference to our current report on Form 8-K filed August 2, 2010.

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011.

(19)	Incorporated by reference to our current report on Form 8-K filed on September 15, 2011.

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011.

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011.

(22)	Incorporated by reference to our quarterly report on Form 10-Q filed for the quarter ended March 31, 2012.

(23)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012.

(24)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012.

*	Denotes management contract or compensatory plan or arrangement.

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
Date: November 5, 2012

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

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.