Form 10-K
period 2012-12-31
WRIGHT MEDICAL GROUP INC
filed 2013-02-22
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $597,275,110.
As of February 15, 2013, there were 39,705,586 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2013.

1

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

Page
Part I

Item 1. Business.	1
Item 1A. Risk Factors.	13
Item 1B. Unresolved Staff Comments.	25
Item 2. Properties.	25
Item 3. Legal Proceedings.	25
Item 4. Mine Safety Disclosures.	27

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	28
Item 6. Selected Financial Data.	30
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	33
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	51
Item 8. Financial Statements and Supplementary Data.	53
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	94
Item 9A. Controls and Procedures.	94
Item 9B. Other Information.	94

Part III

Item 10. Directors, Executive Officers and Corporate Governance.	95
Item 11. Executive Compensation.	95
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	95
Item 13. Certain Relationships and Related Transactions, and Director Independence.	95
Item 14. Principal Accountant Fees and Services.	95

Part IV

Item 15. Exhibits and Financial Statement Schedules.	96

Signatures	100
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.25
EX-10.28
EX-10.33
EX-10.53
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

2

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of this Annual Report on Form 10-K. By way of example and without implied limitation, such risks and uncertainties include:

•
future actions of the SEC, the United States Attorney's office, the FDA, the Department of Health and Human Services or other U.S. or foreign government authorities that could delay, limit or suspend our development, manufacturing, commercialization and sale of products, or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•
failure to consummate our acquisition of Biomimetic Therapeutics, Inc. or failure or delay in obtaining FDA and other regulatory approvals for Biomimetic products after such acquisition, or any other failure or delay in obtaining FDA or other regulatory approvals for our products;

•
any actual or alleged breach of the Corporate Integrity Agreement to which we are subject through September 2015, which could expose us to significant liability, including exclusion from Medicare, Medicaid and other federal healthcare programs, potential criminal prosecution, and civil and criminal fines or penalties;

•	new product liability claims;

•	adverse outcomes in existing product liability litigation;

•	inadequate insurance coverage;

•	the possibility of private securities litigation or shareholder derivative suits;

•	demand for and market acceptance of our new and existing products;

•	recently enacted healthcare laws and changes in product reimbursements which could generate downward pressure on our product pricing;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities;

•	product quality or patient safety issues;

•	challenges to our intellectual property rights;

•	geographic and product mix impact on our sales;

•	our inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	inability to realize the anticipated benefits of restructuring initiatives;

•	negative impact of the commercial and credit environment on us, our customers and our suppliers; and

•
the potentially negative effect of our ongoing compliance enhancements on our relationships with customers and on our ability to deliver timely and effective medical education, clinical studies, and new products.

3

PART I

Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. (WMT) and other operating subsidiaries (Wright or we), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or have been damaged through disease or injury. Biologics are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Within these markets, we focus on the higher-growth sectors of the orthopaedic industry, such as the foot and ankle market, as well as on the integration of our biologic products into reconstructive procedures and other orthopaedic applications.
For the year ended December 31, 2012, we had net sales of $484 million and net income of $5 million. As of December 31, 2012, we had total assets of $953 million. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 18 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
On November 19, 2012, we announced plans to purchase BioMimetic Therapeutics, Inc. (BioMimetic) for an upfront purchase price payment of $190 million in cash and stock, plus contingent payments of up to $190 million in cash. As of September 30, 2012, BioMimetic had $57.1 million in total assets. The transaction is expected to close in the first quarter of 2013 and is subject to customary closing conditions, including BioMimetic shareholder approval.
Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $29 billion in 2012. Six multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often leads them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on less contested, higher-growth sectors of the orthopaedic market.
In recent years, we focused our efforts into growing our position in the higher-growth extremities market, and we believe that this market will continue to grow by approximately 8-10% annually. We currently estimate the market for all surgical products used by extremity-focused surgeons to be over $3 billion in the U.S.
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
Extremity Hardware. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder. Extremities hardware is one of the fastest growing market segments within orthopaedics with annual growth rates of 7-10%. Major trends in extremity hardware include procedure-specific and anatomy-specific devices, locking plates and an increase in total ankle arthroplasty procedures.
Foot and Ankle Hardware
Foot and ankle reconstruction includes implants and other devices to replace or reconstruct injured or diseased joints and bones in the foot and ankle. A large segment of the foot and ankle hardware market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. Major trends in foot and ankle hardware include the use of external fixation devices in diabetic patients, total ankle arthroplasty, and advanced tissue fixation devices and biologics. According to various customer and market surveys, we are deemed the market leader in foot and ankle surgical products, and hold an estimated 30% of the U.S. total ankle arthroplasty market. In 2012, we expanded our INBONE® Ankle system to offer the first-to-market Pre-Operative Alignment Technology for total ankle replacement to complement our INBONE® II Total Ankle system that offers multiple implant options with different articular geometry. In 2012, we launched our CLAW® II Polyaxial Compression Plating System utilizing our ORTHOLOC™ polyaxial technology in a stainless steel compression plate, further expanding our market leading Foot and Ankle portfolio.
Upper Extremity Reconstruction
Upper extremity reconstruction involves implanting devices to replace or reconstruct or fixate injured or diseased joints and bones in the hand, wrist, elbow and shoulder. It is estimated that approximately 60% of the upper extremity hardware market is in total shoulder replacement implants. Major trends in upper extremity hardware include minimally invasive fracture repair devices and next generation joint arthroplasty systems. We are the market leader in several segments of the upper extremity market including finger joints, radial head replacement, ulnar shortening systems and intramedullary wrist fracture repair devices with our EVOLVE® Elbow Plating System and the market-leading EVOLVE® Modular Radial Head and Radial Plate.
Biologics Market. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body's natural regenerative capabilities to heal itself, minimizing, delaying or complementing the need for invasive implant surgery.
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
Currently, there are three main types of biological bone grafting products: osteoconductive, osteoinductive and osteogenic. Each category refers to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not “induce” or trigger new bone growth, whereas osteoinductive materials induce bone growth. In 2012, we entered into an agreement with BioMimetic Therapeutics, Inc. to further accelerate our biologic growth opportunities in our extremities business. Specifically, BioMimetic's Augment® product line, if approved by the FDA, will provide us with a unique solution for the U.S. hindfoot and ankle fusion markets. Augment® is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body's principal healing agents. Osteogenic materials combine the osteoinductive materials with a cell-based component. Our flagship, PRO-DENSE® injectable regenerative graft is an osteoconductive bone graft that provides the benefits of injectability, hardness to support bone and predictable bone regeneration. Our PRO-STIM® osteoinductive bone graft substitute is a graft that is injected through a small needle, hardens, and will be replaced by the patient's new bone over time. Products such as our GRAFTJACKET® regenerative tissue matrix, offer a market-leading material for soft-tissue reinforcement for orthopaedic and podiatric soft-tissue reconstructive procedures.
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
Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to minimize soft tissue damage to accelerate patient recovery. We offer a complete array of bearing surface options including cross-linked polyethylene and ceramic-on-ceramic. Finally, our SuperPATH® surgical technique is a tissue sparing hip replacement technique that offers patients quicker recovery due to a decrease of intraoperative soft tissue trauma. The decreased soft tissue trauma results in less pain and blood loss for the patient, a lower risk of dislocation, less scarring, a more natural feeling in the hip, and shorter hospital stays.
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
Products
We operate as two reportable segments, OrthoRecon and Extremities, while offering products in the following market sectors: extremity reconstruction, biologics, knee reconstruction and hip reconstruction. Our Extremities segment includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Our OrthoRecon segment includes products that are used primarily to replace or repair knee, hip and bones that have deteriorated or have been damaged through disease or injury. Sales in each of these markets represent greater than 10% of our consolidated revenue. Detailed information on our net sales by product line can be found in Note 18 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
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
Foot and Ankle Hardware

Our CHARLOTTE® foot and ankle system is an extensive offering of fixation products for foot and ankle surgery and includes products that feature advanced design elements for simplicity, versatility and high performance. The CHARLOTTE® portfolio includes the CLAW® Compression plate, the first ever locking compression plate designed for corrective foot surgeries. Originally introduced by Wright in 2007, the CLAW® Compression Plate system combined locked plating fixation with the stability of mechanical compression typical of compression staples.
In February 2012, we introduced the CLAW® II Compression Plating System. The third-generation system expanded our plate and screw offering by introducing anatomic plates specifically designed for fusions of the midfoot. The new CLAW® II Polyaxial Compression Plating system incorporates variable-angle locking screw technology.
The DARCO® foot and ankle plating systems were designed to address the specific needs of reconstructive foot and ankle surgery. The DARCO® MFS and MRS plates were the first implants to incorporate fixed angle, locking screw technology into a comprehensive fixation set for foot surgery. Surgeons believe that surgical repairs are more stable with locking screw technology.
Our INBONE® II total ankle system represents the third generation in ankle replacement implants, utilizing a patented intramedullary alignment mechanism for more accurate placement of the implant. The unique modular nature of the implant allows the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. Accuracy of placement and implant stability have been shown to be key factors impacting longevity of the implant. We believe the INBONE® system represents key advances in these critical arenas. Additionally, the INBONE® II implant system is the only ankle replacement on the United States market that offers surgeons multiple implant options with different articular geometry. These highly anatomic implants are intended to permit the surgeon to tailor the amount of implant constraint or motion based upon the patient's unique anatomical demands.
In June 2012, we introduced the PROPHECY® INBONE® Pre-Operative Navigation Alignment Guides. Initially developed by Wright Medical for total knee replacement, the PROPHECY® Pre- Operative Navigation Alignment Technology utilizes computed tomography (CT) scans to create patient-specific ankle alignment guides that facilitate the surgeon's ability to precisely size, place and align the INBONE® Total Ankle Replacement components during surgery. Wright is the first and currently the only company to offer pre-operative navigation for total ankle replacement.
In January 2012, we introduced the QUICK-DRAW™ Soft-Tissue Fixation System. This system is provided to us exclusively by ArthroCare Corporation, a leading company in orthopaedic sports medicine. Our agreement with ArthroCare includes a line of tissue fixation devices based on ArthroCare's Opus® knotless suture fixation technology, which we distribute exclusively to foot and ankle surgeons worldwide. ArthroCare's patented Opus® technology allows surgeons to affix tendons and ligaments to bony structures efficiently and reproducibly, without the need to tie knots.
Our ORTHOLOC™ 3Di plating system provides foot and ankle surgeons a comprehensive line of plates and screws to address most deformities of the foot and ankle. This next generation system provides multiple screw options and includes Wright's ORTHOLOC™ 3Di polyaxial locking technology, which enables the surgeon to adjust the screw trajectory to meet the anatomic requirements of the patient while providing a strong locking construct to promote bone fixation. In January 2012, we introduced the ORTHOLOC™ 3Di Ankle Fracture system, which is a comprehensive single-tray ankle fracture solution designed to address a wide range of fracture types. This system provides the surgeon with multiple anatomically-contoured plates and a comprehensive set of instrumentation. This technology coupled with the single tray design, decreases logistical complications in the operating room and enables the surgeon to match the appropriate implant construct with the patient and fracture type.
In July 2012, we introduced the ORTHOLOC™ 3Di Reconstruction Plating System. The system includes a number of anatomical plates, screws and specialized surgical instrumentation used for fracture fixation, osteotomies, and fusions of the foot. The new ORTHOLOC™ 3Di Reconstruction System offers surgeons a wide range of plate designs to address some of the most common procedures performed by foot and ankle surgeons, including bunion reconstruction and fusions of the first toe.
In November 2012, we expanded the ORTHOLOC™ 3Di Reconstruction Plating System with the introduction of the ORTHOLOC™ 3Di Midfoot Plating System. This new system provides surgeons with anatomic plates and instrumentation designed specifically for fusions of the midfoot.
The PRO-TOE® VO Hammertoe Fixation system is designed to offer a simple and efficient means to surgically repair the lesser toes following correction of a hammertoe deformity. While a sizeable proportion of these surgeries are treated conventionally with pins, the PRO-TOE® VO Hammertoe implant provides a stable and efficient alternative surgical solution for the deformity. The system arrives in the operating room as a single, sterile-packed unit which can increase the efficiency of the procedure while removing costly cleaning and processing of a standard reusable instrument set. Additionally, the implant is fabricated from stainless steel which simplifies the procedure by eliminating the freezer storage and special instruments required for other implant alternatives.

In October 2012, we expanded our PRO-TOE® VO System by introducing six new implant sizes and refined instrumentation. These new product offerings, when coupled with the original implant sizes, provides surgeons with an array of implants to address the individual anatomic variations from patient to patient.
The BIOFOAM® Wedge System is designed for corrective osteotomies of the foot. The BIOFOAM® Cancellous Titanium material mimics the strength and flexibility of human bone, while providing an ideal environment for rapid bone in-growth and sustained rigid fixation. BIOFOAM® wedges are sized specifically for bone corrective procedures popular for treating patients with flatfoot deformity. The sterile BIOFOAM® wedges eliminate the risk of adverse immune response associated with traditional allografts or the patient morbidity associated with autograft harvest - the current standard of care for these procedures. Additionally, with pre-configured implants and sizing trials, BIOFOAM® wedges eliminate the timely process of shaping traditional grafts for proper fit.
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
Our SIDEKICK® line of external fixators is designed to facilitate compression or distraction of bones in the foot from “the outside in” and in a minimally invasive manner. In many cases, surgeons will opt for the minimally invasive nature of “external fixation” versus more invasive plate and screw “internal fixation.” One growing application of our SIDEKICK® is where small incisions are preferred due to wound healing issues present with these patients.
Other products in our foot and ankle portfolio include our BIOARCH® subtalar arthoereisis implant, our line of AM™ Surgical foot and ankle endoscopic tissue release products, and our line of Swanson toe joints.
Upper Extremity Hardware
Our EVOLVE® modular radial head replacement prosthesis addresses the need for modularity in the anatomically highly-variable joint of the elbow and is the market leading radial head prosthesis. The EVOLVE® modular radial head device provides different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant and bone interface and for radiocapitellar articulation. In March 2012, we released EVOLVE® TRIAD™ radial head plating system for surgeons who wish to repair rather than replace the damaged radial head. The EVOLVE® TRIAD™ system includes anatomically contoured radial head and radial neck plates featuring the ORTHOLOC Polyaxial Locking Technology to enable optimal screw placement. With prostheses and plating, we have a comprehensive product offering for repair of radial head fractures.
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
GRAFTJACKET® matrix is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff in the shoulder and achilles tendon in the ankle. By augmenting the strength of the tendon repair and the body incorporating it biologically, GRAFTJACKET® regenerative tissue matrix may increase surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is our thickest GRAFTJACKET® matrix, which provides excellent suture holding power for augmenting challenging tendon and ligament repairs. We procure our GRAFTJACKET® product through an exclusive distribution agreement that expires December 31, 2018.
Our BIOTAPE XM™ Reinforcement Matrix, an animal derived (xenograft) soft-tissue graft, expands our market-leading portfolio of soft-tissue reinforcement technologies and provides a less burdensome entry into many of our international markets where human tissue regulations make providing human tissue products difficult or impossible.
We sell our PRO-DENSE® injectable graft in the United States and select international markets. PRO-DENSE® injectable graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. PRO-STIM™ injectable inductive graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM) for osteoinductive potential. PRO-STIM™ graft has demonstrated accelerated healing compared to autograft in pre-clinical testing. Since the mechanism of action is different than PRO-DENSE® graft, PRO-STIM™ graft will allow us to expand the applicable procedures for the material platform to more challenging bone defects.
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
Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. As a pure synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue-based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® resorbable bead kit, which is available in mixable powder form. OSTEOSET® 2 DBM graft is a unique bone graft substitute incorporating DBM into OSTEOSET® surgical-grade calcium sulfate pellets. These two bone graft materials, each with a long clinical history, provide an ideal combination of osteoinduction via osteoinductive DBM in OSTEOSET® DBM and osteoconduction for guided bone regeneration. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product. Our OSTEOSET® T medicated pellets, which contain tobramycin, are currently one of the few resorbable bone void fillers used by physicians in international markets for the prevention and treatment of osteomyelitis, an acute or chronic infection of the bone.
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
To offer better implant fit for our patients, the EVOLUTION™ Knee features an expanded number of implant sizes with a more anatomic shape. The sizes and implant shapes were created through analysis of CT scans from a global sampling of patients. This helps ensure that patients will receive the best implant fit possible. Our less-invasive EVOLUTION™ instrumentation is an advancement over traditional total knee instrumentation because it allows the surgeons to fine-tune implant placement.
To support the EVOLUTION™ Knee, we offer the PROPHECY® pre-operative navigation system. The PROPHECY® system enables surgeons to utilize basic CT or magnetic resonance imagery (MRI) scans to plan precise implant placement and alignment before surgery. Therefore, surgeons are able to envision the results of the operation before it actually occurs. In contrast to utilizing traditional instruments to align the knee during surgery, the PROPHECY® program utilizes computer imaging to develop patient-specific guides that follow the unique curvature of the patient's bone. Our goal is to improve accuracy and decrease patient anesthesia time.
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
Our PROFEMUR® hip system offers a variety of options featuring PROFEMUR® cobalt chrome modular necks in addition to traditional fixed necks. The modular necks allow surgeons to more easily perfect leg length and alignment during surgery. The PROFEMUR® hip line includes the PROFEMUR® Z, PROFEMUR® Plasma Z, PROFEMUR® TL, PROFEMUR® XM, PROFEMUR® PRESERVE, PROFEMUR® RENAISSANCE® and GLADIATOR® hips. These implants represent the popular hip implant philosophies in the marketplace so surgeons may utilize modularity without altering implant preference.
Any of the PROFEMUR® hips may be implanted through our proprietary PATH® and SUPERPATH™ less-invasive surgical techniques. These approaches offer patients more rapid recovery, less pain and blood loss due to a decrease in soft tissue trauma.
Additionally, we offer several different revision hip products, including the PROFEMUR® R and PROFEMUR® Z Revision. Furthermore, we are the North American distributor of the LINK® MP revision stem (Waldemar Link GmbH).
Product Development
Our research and development staff focuses on developing new products in the extremity hardware, knee and hip reconstruction and biologics markets and on expanding our current product offerings and the markets in which they are offered. In addition, we maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. In addition, we have clinical and regulatory departments devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $27.0 million, $30.1 million and $37.3 million in 2012, 2011 and 2010, respectively. The decrease is primarily attributable to decreased spending on research and development activities and clinical studies as we encountered certain inefficiencies associated with the implementation of our enhanced compliance program.
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
In the biologics area, we have a variety of research and development projects underway that are designed to provide differentiation of our advanced materials in the marketplace. We are particularly focused on the integration of our biologic product platforms into foot and ankle procedures as well as continuing to address soft tissue applications and other demanding orthopaedic uses.
In 2012, we launched several extremity and biologic products. These new product offerings include:

•	CLAW® II Polyaxial Compression Plating System

•	EVOLVE® TRIAD™ Fixation System

•	FUSIONFLEX™ Demineralized Moldable Scaffold;

•	PRO-TOE™ VO Hammertoe Fixation System;

•	PROPHECY® INBONE® Pre-Operative Navigation Alignment Guides

•	ORTHOLOC™ 3Di Reconstruction Plating System
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
The EVOLUTION® Knee system builds on over 10 years of excellent clinical history of the ADVANCE® Medial-Pivot system and includes advancements in implant function and fit. In addition to the EVOLUTION® Knee system, we have added EVOLUTION® Adaptive inserts to this product line. Additional launches in 2012 included the PROFEMUR® GLADIATOR® Modular Hydroxyapatite and the PROFEMUR® Preserve Stem.
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
On November 19, 2012, we announced plans to purchase BioMimetic for an upfront purchase price payment of $190 million in cash and stock, plus contingent payments of up to $190 million in cash. As of September 30, 2012, BioMimetic had $57.1 million in total assets. The transaction is expected to close in the first quarter of 2013 and is subject to customary closing conditions, including BioMimetic shareholder approval.
Supply
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy, one supplier of ceramics, and one supplier of implantable polyethylenes. We rely on one supplier for the silicone elastomer used in certain of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. Additionally, we rely on one supplier of ceramics for use in certain of our hip products. For certain biologic products, we depend on one supplier of DBM, cancellous bone matrix (CBM) and soft tissue graft for BIOTAPE® XM. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products and one supplier for our xenograft bone wedge product. We maintain adequate stock from these suppliers to meet market demand. Additionally, on November 2, 2012, we sold our metal casting equipment, which was used to produce unfinished components of certain of our OrthoRecon products. In connection with the sale, we entered into a long-term supply agreement with the purchaser to be our sole source provider for those unfinished components. See Item 1A, Risk Factors, for further information discussion on our suppliers.
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
We sell our products in the U.S. through a sales force of approximately 400 people as of December 31, 2012. This sales force primarily consists of direct, commission-based sales representatives and distributors/sales agents engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. Approximately 50% of our sales force is directly employed by us through a group of corporate sales representatives in select locations throughout the U.S. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization.
In 2007, we began an initiative to separate and focus our sales representatives in the U.S. as either large joints and upper extremities specialists or foot and ankle specialists, with biologics being sold by all reps. As of 2012, we completed the conversion of several independent distributor territories to direct sales representation. As a result, we increased our Foot & Ankle direct sales reps to 80%, or 160 direct employees. In total, we now have approximately 200 focused foot and ankle sales representatives, consisting of 160 direct and 40 indirect. Our independent distributors, independent sales representatives and direct sales representatives are provided opportunities for product training throughout the year.
We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service the customer. In 2012, we trained over 1,980 surgeons on our Foot & Ankle products.
Our products are marketed internationally through a combination of direct sales offices (subsidiaries) in certain key international markets and distributors in other markets. We have subsidiaries in Italy, the United Kingdom, Belgium, Germany, Japan, Canada and Australia that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As of December 31, 2012, through a combination of our direct sales offices and approximately 80 stocking distribution partners, we have approximately 750 international sales representatives that sell our products in approximately 60 countries.
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
Intellectual Property
We currently own or have licenses to use more than 350 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets. We manufacture and market products both under patents and license agreements with other parties. These patents and license agreements have a defined life and expire from time to time.
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

Employees
As of December 31, 2012, we employed approximately 1,400 people in the following areas: 460 in manufacturing, 630 in sales and marketing, 180 in administration and 130 in research and development. We believe that we have a good relationship with our employees.
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
Available Information
Our website is located at www.wmt.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. We make available, free of charge through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors.
Our business and its future performance may be affected by various factors, the most significant of which are discussed below.
We are subject to substantial government regulation that could have a material adverse effect on its business.
The production and marketing of our products and its ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling, relationships with healthcare professionals and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Wright's failure to comply with applicable regulatory requirements could result in these governmental authorities:

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
During 2011, the FDA issued Section 522 Orders to manufacturers of metal-on-metal hip products, including us, requiring post-market surveillance to be conducted for all products that can be used in a metal-on-metal application for patients. These orders require the manufacturers to submit their plans for post-market surveillance to the FDA for approval. We submitted our summary protocol to the FDA in late May 2011 and received a response that requested a revision to the protocol. We submitted the needed changes to the FDA in February 2012. In November 2012, Wright and the FDA came to a final agreement on the clinical study protocol to cover data collection on our metal-on-metal hip products.  While we believe we have data that supports the efficacy and safety of our metal-on-metal hip products, we cannot predict the outcome of an industry-wide post-market surveillance.
On January 17, 2013 the FDA issued a proposed order requiring manufacturers of metal-on-metal total hip replacement systems to submit PMA applications within 90 days of publication of a final order in order to continue to market these devices.  If the proposed order becomes effective, and we are unable to timely submit an approvable PMA, or if the costs of doing so prove unduly burdensome, we may be forced to discontinue marketing and selling metal on metal total hip replacement systems in the United States, which could have an adverse business impact.
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

Greater scrutiny of marketing practices in its industry has resulted in numerous government investigations by various government authorities and this industry-wide enforcement activity is expected to continue. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our directors, officers and employees could be subject to criminal and civil penalties, including exclusion from participation in federal healthcare reimbursement programs.
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
If the FDA does not approve Augment® Bone Graft, delays approval, requires us to perform additional clinical trials prior to approval or imposes significant labeling restrictions that reduce Augment® Bone Graft's market potential, we may never achieve the expected benefits of the merger with BioMimetic and the market price of our common stock would decline.
On November 19, 2012, we announced plans to purchase BioMimetic. The transaction is expected to close in the first quarter of 2013, subject to customary closing conditions, including BioMimetic shareholder approval. At the closing of the merger with BioMimetic, we will pay more than approximately $190 million to BioMimetic shareholders in a combination of cash and our stock, with no assurance that the FDA will approve Augment® Bone Graft. If the FDA does not approve Augment® Bone Graft or if the FDA delays approval or imposes labeling restrictions that reduce Augment® Bone Graft's market potential, we may not realize a return on our investment. In such event, our reputation and business would be harmed and our stock price would decline.
We must obtain regulatory approval from the FDA before we can market Augment® Bone Graft in the United States.
Augment® Bone Graft is a product candidate that is regulated by the FDA as a combination product. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA. For the current proposed orthopedic indications, Augment® Bone Graft is being reviewed by the medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. Augment® Bone Graft will require approval of a PMA application before it can be marketed in the United States.
In June 2010, the FDA accepted for review a three-part modular PMA application seeking approval of Augment® Bone Graft for use in hind foot and ankle fusions in the U.S. The FDA's Medical Devices Advisory Committee conducted a meeting of its Orthopedic and Rehabilitation Devices Panel (the “panel”) in May 2011 during which the panel reviewed Augment® Bone Graft. The panel voted narrowly in support of the safety and efficacy of Augment® Bone Graft for use as an alternative to autograph in hind foot and ankle fusion procedures, and narrowly in support of the finding that Augment® Bone Graft demonstrates a reasonable benefit to risk profile for the same indication.
In January 2012, a comprehensive post-panel response letter (the “letter”) was received from the FDA regarding the Augment® Bone Graft PMA. The FDA acknowledged that the panel voted in favor of a reasonable assurance of safety, effectiveness and a positive benefit to risk ratio; however, the FDA stated that notwithstanding the Advisory Panel's recommendation, the PMA, without additional information, must be considered not approvable and that to place the PMA in approvable form, the application must be amended. The letter listed the information that would need to be submitted for the PMA application to be approvable, and outlined a pathway that could potentially lead to approval without additional clinical trials to support the safety and effectiveness of Augment® Bone Graft. The FDA's key requests for additional information regarding the pivotal study that was conducted and used to support PMA approval included a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups.
In July 2012, a PMA amendment was submitted to the FDA that provided supplemental information requested in the post-panel letter. There can be no assurance that the PMA amendment addresses all of the FDA's regulatory concerns or that additional clinical data from a new large scale study will not be required to support approval. If an additional pivotal study is required for approval Wright may be unable to design a study to adequately address the issues raised by the FDA. Even if we are able to design an adequate study, such study may be very time consuming and costly, and their results may be uncertain or negative. This could significantly delay or prevent the approval of Augment® Bone Graft. Furthermore, if Augment® Bone Graft is approved, the FDA may impose significant labeling restrictions that could significantly reduce Augment® Bone Graft's potential market. Any of these events would have a material, adverse effect on our business, financial condition and results of operations.
As part of its Augment® Bone Graft PMA review and approval process, we anticipate that the FDA will conduct a preapproval inspection of its Augment® Bone Graft manufacturing facilities and our suppliers and subcontractors. If the FDA identifies compliance issues during these inspections, then approval of our PMA could be significantly delayed or even denied. We may be required to make modifications to our manufacturing operations in response to these inspections which may require significant resources and may have material adverse effects upon our business, financial condition and results of operation.
Product liability lawsuits could harm our business.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims. We have received more than 200 claims for personal injury associated with our metal-on-metal hip replacement systems. The number of claims continues to increase, we believe due to the increasing negative publicity in the industry regarding these devices. We believe we have data that supports the efficacy and safety of our metal-on-metal hip replacement systems, and intend to vigorously defend ourself in these matters.
Claims for personal injury have also been made against us associated with fractures of our PROFEMUR® long titanium modular neck product. We believe that the overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics, and we intend to vigorously defend ourself in these matters.
Legal defenses are costly, regardless of the outcome. We may experience increased legal expenses as we defend ourself in these matters, and we could incur liabilities associated with adverse outcomes that exceed our products liability insurance coverage.
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
If the product liability claims brought against us involve uninsured liabilities or result in liabilities that exceed our insurance coverage, our business, financial condition and results of operations could be materially and adversely affected. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods.
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors' and officers' liability insurance, property insurance and workers' compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted. Likewise, if the availability of any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.
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
Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such additional clearances or approvals are obtained.
The FDA requires device manufacturers to make a determination of whether or not a modification to a cleared and commercialized medical device requires a new approval or clearance. However, the FDA can review a manufacturer's decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance and could be considered misbranded if the modified device is commercialized and such additional approval or clearance was not obtained. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining additional approvals or 510(k) clearances for modifications.
We obtained 510(k) premarket clearance for certain devices we currently market in the United States. We have subsequently modified some of those devices or device labeling since obtaining 510(k) clearance under the view that these modifications did not significantly affect the safety or efficacy of the device, and did not require new approvals or clearances. If the FDA disagrees with our decisions and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to our products and we fail to obtain such approvals or clearances or fails to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.
If we fail to comply with the terms of the Corporate Integrity Agreement, we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

As previously reported, on September 29, 2010, our wholly-owned subsidiary, Wright Medical Technologies, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the United States Attorney's Office for the District of New Jersey, referred to as the USAO. WMT also entered into a five-year Corporate Integrity Agreement (CIA) with the Inspector General of the United States Department of Health and Human Services, referred to as OIG-HHS. On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. On October 4, 2012, the USAO issued a press release announcing that the amended DPA expired on September 29, 2012, that the USAO had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the DPA, and that the court had ordered dismissal of the complaint on October 4, 2012. WMT's obligations under the CIA expire as of September 29, 2015. The DPA imposed, and the CIA continues to impose, certain obligations on WMT to maintain compliance with U.S. healthcare laws. Our failure to do so could expose us to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, which would have a material adverse effect on our financial condition, results of operations and cash flows, potential prosecution, civil and criminal fines or penalties, and additional litigation cost and expense.
The CIA acknowledges the existence of our Corporate Compliance Program and provides for certain other compliance-related activities during the five-year term of the agreement. If we breach the CIA, the OIG-HHS may take further action against us, up to and including exclusion from participation in federal healthcare programs, which exclusion would have a material adverse effect on our financial condition, results of operations and cash flows.
Efforts to enhance our Corporate Compliance Program require the cooperation of many individuals and may divert resources from our other business activities and require substantial investment.
We are committed to the continued enhancement of our Corporate Compliance Program. This requires additional financial and human resources. Successful implementation of our enhanced Corporate Compliance Program requires the full and sustained cooperation of our employees, distributors and sales agents, as well as the healthcare professionals with whom we interact. These efforts may require increased expenses and additional investments. We may also encounter inefficiencies in the implementation of our new compliance enhancements, including delays in medical education, research and development projects, and clinical studies, which may unfavorably impact our business and our relationships with customers.
A substantial portion of our business is conducted outside of the United States which could subject us to increased scrutiny under the Foreign Corrupt Practices Act.
Our international operations expose us to legal and regulatory risks. Ongoing investigations of companies in the medical device industry by the U.S. Securities and Exchange Commission and the U.S. Department of Justice regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in foreign countries could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Allegations of wrongdoing by the United States Department of Justice and OIG-HHS and related publicity could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the USAO and the publicity surrounding our recent settlement with the United States Department of Justice (DOJ) and OIG-HHS, and amendments to the DPA and CIA, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of settlements reflected in the DPA and the CIA. In August 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices for the period from January 1, 2000 to August 2, 2012. These interactions with the authorities could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
The European Union and many of its world markets rely on the CE-Mark as the path to market our products.
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
A significant portion of our product sales are made through independent sales representatives and distributors. Because the independent distributor often controls the customer relationships within its territory (and, in certain countries outside the U.S., the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost (and, in certain countries outside the U.S., that we could experience delays in amending or transferring our product registrations) . Also, because we do not control a distributor's field sales agents, there is a risk we will be unable to ensure that our sales processes and priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes and priorities, this could have an adverse effect on our operations. In the past, we have experienced turnover within our independent distributor organization. This did adversely affect short term financial results as we transitioned to direct sales employees or new independent representatives. While we believe these transitions were managed effectively, there is a risk that future transitions could have a greater adverse effect on our operations than we have previously experienced. In particular, we plan to aggressively transition a portion of our U.S. independent distributor foot and ankle product territories to a direct sales model. We believe our plan to effectuate this transition can be implemented within acceptable levels of cost and short term business disruption. However, there is a risk that our transition plan will be more costly and disruptive than presently anticipated, which could have a material adverse effect on our business and operations.
If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget.
We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremity products, one supplier of ceramics for use in our hip products, and one foundry which casts metal components of certain of our implant products. The manufacture of our products is highly exacting and complex, and our business could suffer if we, or our suppliers, encounter manufacturing problems.
Our Biologic product line includes a single sourced supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. In addition, certain biologic products depend upon a single supplier as our source for DBM and CBM, and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. During 2013, we are expecting a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.
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
On November 2, 2012, we sold our metal casting equipment, which was used to produce unfinished components of certain of our OrthoRecon products. In connection with the sale, we entered into a long-term supply agreement with the purchaser to be our sole source provider for those unfinished components. If we cannot obtain these unfinished components from this sole supplier, we would have to locate a replacement source. This could cause an interruption to the production of certain of our OrthoRecon products, which could adversely affect our sales.
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
Additionally, our biologics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the National Organ Transplant Act (NOTA). NOTA prohibits the sale of human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue. We currently charges our customers for these expenses. In the future, if NOTA is amended or reinterpreted, we may not be able to charge these expenses to our customers, and, as a result, our business could be adversely affected.
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
We derive a significant portion of our sales from operations in international markets. Our international distribution system consists of eight direct sales territories and approximately 80 stocking distribution partners, which combined employ approximately 750 sales representatives who sell in approximately 60 countries. Most of these countries are, to some degree, subject to political, social and economic instability. For the year ended December 31, 2012, 43% of our net sales were derived from our international operations and 42% and 40% in each of 2011 and 2010. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.
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
As of December 31, 2012 and 2011, the balance due from our stocking distributor in Turkey was $6.9 million and $6.8 million, or 4.9% and 4.8% of our gross accounts receivable balance, respectively, a significant portion of which was past due. As of December 31, 2012 and 2011, our recorded allowance for doubtful accounts for potential losses related to this trade receivable was $6.4 million and $6.2 million, respectively.
We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and results of operations.
We have a significant amount of indebtedness, including $300 million in aggregate principal with additional accrued interest under our 2.00% Convertible Senior Notes due 2017. Our ability to make payments on, and to refinance, our indebtedness, including these notes, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding convertible notes or on their maturity or in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the convertible notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the convertible notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default under the convertible notes, the holders and/or the trustee under the indentures governing the convertible notes may accelerate its payment obligations under the convertible notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.
In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors who have less debt; and

•
limit our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service our indebtedness would increase.
In addition, under our 2.00% Convertible Senior Notes due 2017, we are required to offer to repurchase the convertible notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of ours for consideration other than publicly traded securities. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of ours that would otherwise be beneficial to our security holders.
Hedge and warrant transactions entered into in connection with the issuance of our convertible notes may affect the value of our common stock.
In connection with the issuance of our 2.00% Convertible Senior Notes due 2017, we entered into hedge transactions with various financial institutions with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the convertible notes and the potential cash outlay from the cash conversion of the convertible notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions associated with the convertible notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the convertible notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.
Rating agencies may provide unsolicited ratings on our convertible notes that could reduce the market value or liquidity of our common stock.
We have not requested a rating of our convertible notes from any rating agency and we do not anticipate that the convertible notes will be rated. However, if one or more rating agencies independently elects to rate the convertible notes and assigns the convertible notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of our convertible notes and our common stock could be harmed. Should a decline in the market price of our convertible notes, as compared to the price of our common stock occur, this may trigger the right of the holders of our convertible notes to convert such notes into cash and shares of our common stock, as applicable.
Turmoil in the credit markets and the financial services industry may negatively impact our business.
The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. and foreign governments. While the ultimate outcome of these events cannot be predicted, they may have an adverse effect on our customers' ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products. In addition, the economic crisis could also adversely impact our suppliers' ability to provide us with materials and components, either of which may negatively impact our business.
Efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results.
In addition to the planned merger with BioMimetic, we may pursue acquisitions of other companies or product lines. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. With respect to the acquisitions completed, the proposed merger with BioMimetic, other future acquisitions, we may also experience:

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
We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not completely protect our rights. In addition, we cannot be assured that any of our pending patent applications will issue. The USPTO may deny or require a significant narrowing of the claims in its pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.
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
We may become party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.
If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products, or our products could become obsolete, and our business would suffer.
We are continually engaged in product development and improvement programs, and new products represent a significant component of our growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Additionally, our competitors' new products and technologies may beat our products to market, may be more effective or less expensive than our products or may render our products obsolete.
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
In the U.S., healthcare providers who purchase its products generally rely on third-party payors, principally federally-funded Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental healthcare programs and private health insurers reimbursing patients' medical expenses. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive appropriate reimbursement from third-party payors for procedures using our products. In light of healthcare reform measures and the continued downturn in our economy, payors continue to review their coverage policies for existing and new therapies and may deny coverage for treatments that include the use of our products.
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
Our business could be significantly and adversely impacted by recently enacted healthcare reforms.
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices following December 31, 2012. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these federal and state health reforms will have on us. However, an expansion in government's role in the U.S. healthcare industry may lower reimbursements for its products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.
There is an increasing trend for more criminal prosecutions and compliance enforcement activities for noncompliance with the Health Insurance Portability and Accountability Act (HIPAA) as well as for data breaches involving protected health information (PHI). In the ordinary course of our business, we may receive PHI. If we are unable to comply with HIPAA or experiences a data breach involving PHI, Wright could be subject to criminal and civil sanctions.
If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.
We sell our products to hospitals and other healthcare providers, which receive reimbursement for the healthcare services provide to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. If our products are not considered cost-effective by third-party payors, our customers may not be reimbursed for our products.
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
We rely on a single manufacturing facility in Arlington, Tennessee, which is located near the New Madrid fault line. The Arlington facility and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facility may be affected by natural or man-made disasters. In the event our facility is affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we have adequate disaster recovery plans in place and we possess adequate insurance for damage to its property and the disruption of our business from casualties, such plans and insurance may not cover such disasters and all of our potential losses and may not continue to be available to us on acceptable terms or at all.
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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, its reported sales and earnings are subject to fluctuations in foreign exchange rates. Approximately 30%, 31% and 29% of its total net sales were denominated in foreign currencies during the years ended December 31, 2012, 2011 and 2010, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Our international net sales were favorably impacted by the impact of foreign currency fluctuations of approximately $5.3 million in 2012, compared to the favorable impact of $10.5 million in 2011 and $1.5 million in 2010. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
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
Although, to our knowledge, no stockholder complaints have been filed, it is possible that litigation could be brought by our stockholders, including private securities litigation and stockholder derivative suits, that if initiated, could divert management's attention, harm our business and/or reputation, and result in significant liabilities.
Recent restructuring efforts could adversely affect its operations and financial results.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
Our corporate headquarters and U.S. operations consist of a manufacturing facility, a warehouse, a distribution center and an administration building with research and development facilities located on more than 50 acres in Arlington, Tennessee. We lease the manufacturing facility, as well as the manufacturing annex from the Industrial Development Board of the Town of Arlington (IDB) under a lease agreement that is automatically renewable through 2049 and 2018, respectively. We may exercise an option to purchase either manufacturing facility from the IDB at a nominal price at any time during the lease term. We also own a facility in Arlington used for pre-production engineering and general production. We lease the warehouse from the IDB under a lease agreement that has no predetermined expiration date. We may exercise an option to purchase the warehouse from the IDB at a nominal price at any time during the lease term. We lease the distribution center from the IDB under a lease agreement that expires in 2020. We can purchase the property at any time for $1,000. We lease a portion of the administration building from the IDB under a lease agreement that expires on July 8, 2014. We may exercise an option to purchase the leased portion of the administration building from the IDB at a price of $101,000, which we have prepaid, at any time during the lease term. We own another portion of the administrative building that was built in 2004.
Our international operations include warehouse, sales, and administrative facilities located in several countries. Our primary international warehouse is located in a leased facility in the United Kingdom. We have an international research and development facility in Costa Rica. Our sales offices in Italy, the Netherlands, the United Kingdom, Germany, Japan, Australia and Canada also include warehouse and administrative space.

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
During 2012, Bonutti Skeletal Innovations, LLC filed a patent infringement lawsuit against us in the District of Delaware. Bonutti originally alleged that Wright's Link Sled Prosthesis infringes U.S. Patent 6,702,821. Wrights distributes the Link Sled Prosthesis under a June 1, 2008 distribution agreement with LinkBio Corp. In January 2013, Bonutti amended its complaint, alleging that Wright's ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that Wright's ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which issued October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. We do not believe the initial complaint will have a material adverse impact to our consolidated financial position or results of operations. We are currently evaluating the additional allegations filed in January and plan to vigorously defend these allegations.
Product Liability
Wright Medical Technology, Inc. has been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture or labeling of certain metal-on-metal CONSERVE® products rendered the products defective.  We anticipate that additional lawsuits relating to CONSERVE® products may be brought. Upon motion of one plaintiff, Danny L. James, Sr., the United States Judicial Panel on Multidistrict Litigation in February 2012 transferred certain actions pending in the federal court system related to CONSERVE® products to the United States District Court for the Northern District of Georgia, for consolidated pre-trial management of the cases before a single United States District Court Judge (the "MDL").  The consolidated matter is known as In re: Wright Medical Technology, Inc. Conserve Hip Implant Products Liability Litigation.
Certain plaintiffs have elected to file their lawsuits relating to CONSERVE® products in state courts in California. In doing so, most of those plaintiffs have named a surgeon involved in the design of certain CONSERVE® products as a defendant in the actions, along with his personal corporation. Pursuant to contractual obligations, Wright Medical has agreed to indemnify and defend the surgeon in those actions. Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California have been consolidated for pretrial handling pursuant to procedures of California state Judicial Counsel Coordinated Proceedings.
We are vigorously defending these lawsuits. Management does not believe that the outcome of the currently reported claims will have a material adverse effect on our consolidated financial positions or results of operations. However, we are unable to estimate the impact of future potential claims.
Employment Matters
In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages.
We are vigorously defending these lawsuits. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

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

	High	Low
Fiscal Year 2011
First Quarter	$17.66	$14.44
Second Quarter	$17.35	$14.05
Third Quarter	$18.75	$13.37
Fourth Quarter	$19.05	$13.57
Fiscal Year 2012
First Quarter	$19.87	$15.70
Second Quarter	$21.50	$17.88
Third Quarter	$22.59	$18.11
Fourth Quarter	$22.42	$18.89
Holders
As of February 14, 2013, there were 533 stockholders of record. As of February 8, 2013, there were an estimated 22,876 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2012 (in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans approved by security holders	3,182	$22.92	1,606
Equity compensation plans not approved by security holders[1]	940	17.21	—
Total	4,122	$21.62	1,606
_________________________________

1
This amount represents options to purchase 940,000 shares of our common stock granted to Robert Palmisano, Julie Tracy and James Lightman during 2011 and Daniel Garen and Pascal E. R. Girin during 2012 to induce these executives to commence employment with us. Mr. Palmisano's options will vest and become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, September 17, 2011. Ms. Tracy's, Mr. Lightman's, Mr. Garen's and Mr. Girin's options will vest and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant, October 17, 2011, December 29, 2011, January 30, 2012, and November 26, 2012, respectively.

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2007 to December 31, 2012, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2007, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.

Cumulative Total Stockholder Returns Based on Reinvestment of $100.00 Beginning on December 31, 2007

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Wright Medical Group, Inc.	$100.00	$70.04	$64.95	$53.25	$56.58	$71.98
Nasdaq U.S. Companies Index	100.00	61.17	87.93	104.13	104.69	123.85
Nasdaq Medical Equipment Companies Index	100.00	53.85	78.53	83.75	96.21	107.11

Copyright 2013 CRSP Center for Research in Security Prices, University of Chicago, Graduate School of Business. Zacks Investment Research, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data.

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements audited by KPMG LLP. The audited consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 are included elsewhere in this annual report. The audited consolidated financial statements as of December 31, 2010, 2009 and 2008, and for each of the years ended December 31, 2009 and 2008, are not included in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations:
Net sales	$483,776	$512,947	$518,973	$487,508	$465,547
Cost of sales (1)	149,978	156,906	158,456	148,715	134,377
Cost of sales — restructuring (2)	435	2,471	—	—	—
Gross profit	333,363	353,570	360,517	338,793	331,170
Operating expenses:
Selling, general and administrative (1) (7)	290,261	301,588	282,413	270,456	261,396
Research and development (1)	27,033	30,114	37,300	35,691	33,292
Amortization of intangible assets	5,772	2,870	2,711	5,151	4,874
Gain on sale of intellectual property (4)	(15,000)	—	—	—	—
Restructuring charges (2)	1,153	14,405	919	3,544	6,705
Acquired in-process research and development costs (3)	—	—	—	—	2,490
Total operating expenses	309,219	348,977	323,343	314,842	308,757
Operating income	24,144	4,593	37,174	23,951	22,413
Interest expense, net	10,188	6,529	6,123	5,466	2,181
Other expense (income), net (8)	5,395	4,719	130	2,873	(1,338)
Income (loss) before income taxes	8,561	(6,655)	30,921	15,612	21,570
Provision (benefits) for income taxes(5)	3,277	(1,512)	13,080	3,481	18,373
Net income (loss)	$5,284	$(5,143)	$17,841	$12,131	$3,197
Net income (loss) per share:
Basic	$0.14	$(0.13)	$0.47	$0.32	$0.09
Diluted	$0.14	$(0.13)	$0.47	$0.32	$0.09
Weighted-average number of common shares outstanding — basic	38,769	38,279	37,802	37,366	36,933
Weighted-average number of common shares outstanding — diluted	39,086	38,279	37,961	37,443	37,401

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$320,360	$153,642	$153,261	$84,409	$87,865
Marketable securities	12,646	18,099	36,345	86,819	57,614
Working capital	575,713	424,543	426,286	421,647	401,406
Total assets	953,453	754,580	755,239	714,284	692,130
Long-term liabilities	353,580	210,126	212,963	204,919	205,253
Stockholders’ equity	523,441	468,464	470,972	440,408	411,628

	Year Ended December 31,
	2012	2011	2010	2009	2008
Other Data:
Cash flow provided by (used in) operating activities	$68,822	$61,441	$73,194	$71,751	$(3,610)
Cash flow used in investing activities	(1,048)	(30,560)	(4,173)	(74,956)	(148,942)
Cash flow provided by (used in) financing activities	98,721	(30,050)	(198)	532	12,406
Depreciation	38,275	40,227	35,559	32,717	26,462
Stock-based compensation expense	10,974	9,108	13,177	13,191	13,501
Capital expenditures(6)	19,323	46,957	49,038	37,190	61,936

______________________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cost of sales	$1,401	$1,412	$1,301	$1,285	$1,244
Selling, general and administrative	8,898	7,028	9,924	10,077	10,644
Research and development	675	668	1,952	1,829	1,613

(2)
During the year ended December 31, 2012 and 2011, we recorded pre-tax charges associated with the cost improvement restructuring efforts totaling $1.6 million and $16.9 million. During the years ended December 31, 2010, 2009, and 2008, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon and Creteil, France, totaling $0.9 million, $3.5 million, and $6.7 million, respectively. See Note 16 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for a detailed discussion of these activities and the associated charges.

(3)	During the year ended December 31, 2008, we recorded $2.5 million of in-process research and development charges associated with our acquisition of Inbone Technologies, Inc.

(4)	During the year ended December 31, 2012, we recorded income of $15 million related to a sale and license back transaction for intellectual property.

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

(7)
During the years ended December 31, 2012, 2011, 2010, 2009 and 2008, we recorded approximately $6.6 million, $12.9 million, $10.9 million, $7.8 million, and $7.6 million of expenses associated with the U.S. government inquiries, respectively, and, in 2012, 2011 and 2010, the Deferred Prosecution Agreement.

(8)
During the year ended December 31, 2012, we recognized approximately $2.7 million for the write-off of unamortized deferred financing fees associated with the termination of our Senior Credit facility and the redemption of approximately $25 million of our 2014 Convertible Notes. Additionally, we recognized approximately $1.1 million of charges for the mark to market adjustment of our derivative instruments. During the year ended December 31, 2011, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and transaction costs associated with the tender offer for our convertible notes completed during the first quarter of 2011. During the year ended December 31, 2009, we recorded a $2.6 million write off of the cumulative translation adjustment (CTA) balances from certain subsidiaries following the substantially complete liquidation of these entities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting estimates.

Executive Overview
Company Description. We are a global orthopaedic medical device company operating as two reportable business segments based on the two primary markets that we operate within: Extremities and OrthoRecon. We specialize in the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction.
Our Extremities segment includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Our extensive foot and ankle product portfolio, our approximately 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in our being a recognized leader in the foot and ankle market. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients.
Our OrthoRecon segment includes products that are used primarily to replace or repair knee, hip and bones that have deteriorated or have been damaged through disease or injury. Reconstructive devices are used to replace or repair knee, hip and other joints and bones that have deteriorated or been damaged through disease or injury.
We have been in business for over 60 years and have built a well-known and respected brand name.
Our corporate headquarters and U.S. operations are located in Arlington, Tennessee, where we conduct research and development, sales and marketing administration, manufacturing, warehousing and administrative activities. Our U.S. sales accounted for 57% of total revenue in 2012. Outside the U.S., we have distribution and administrative facilities in Amsterdam, the Netherlands, and sales and distribution offices in Canada, Japan and throughout Europe. As of December 31, 2012, through a combination of our direct sales offices and approximately 80 stocking distribution partners, we have approximately 750 international sales representatives that sell our products in approximately 60 countries.
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
Our extremities product line includes products for both the foot and ankle and the upper extremity markets. Our principal foot and ankle portfolio includes the INBONE™ total ankle system, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC™ 3Di Reconstruction Plating System, the PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR™ ankle fusion nail system, and the Swanson line of toe joint replacement products. Our upper extremity portfolio includes the MICRONAIL® intramedullary wrist fracture repair system, the EVOLVE® radial head prosthesis for elbow fractures, the RAYHACK® osteotomy system, and the EVOLVE® Elbow Plating System.
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
Our knee reconstruction products position us well in the areas of total knee reconstruction, revision replacement implants and limb preservation products. Our principal knee products are the EVOLUTION™ Medial-Pivot Knee System, and the ADVANCE® knee system.
Our hip joint reconstruction product portfolio provides offerings in the areas of bone-conserving implants, total hip reconstruction, revision replacement implants and limb preservation. Our hip reconstruction products include the PROFEMUR® family of hip stems, and the DYNASTY™ acetabular cup system.
Significant Business Developments. Net sales declined 6% in 2012, totaling $483.8 million, compared to $512.9 million in 2011, as growth in our foot and ankle business was more than offset by declines in our other product lines.

Our 2012 domestic sales declined 7%, as a 12% increase in our U.S. foot and ankle sales was more than offset by a 15% decline in our OrthoRecon segment, which was negatively affected by customer losses associated with distributor transitions and challenges associated with implementing enhancements to our compliance processes. In addition, our U.S. biologics sales decreased 16% due in part to the impact of our 2011 agreement with Kinetic Concepts, Inc. (KCI) where we licensed our GRAFTJACKET® brand to KCI for exclusive use in wound markets, which precluded us from marketing our GRAFTJACKET® products in the wound care field beginning July 1, 2011.
Our international sales decreased by 4% during 2012 as compared to 2011 driven primarily by pricing decreases in Japan and unfavorable foreign currency exchange rates.
In 2012, net income totaled $5.3 million, compared to a net loss of $5.1 million in 2011. Items favorably impacting net income in 2012 as compared to 2011 included:

•	a $15.3 million ($9.7 million net of taxes) decrease in restructuring charges;

•	a $15.0 million ($9.6 million net of taxes) gain on the sale of certain internally-developed intellectual property recognized during 2012;

•	a $13.2 million ($8.5 million net of taxes) provision for product liability associated with modular necks recognized during 2011; and

•	a $6.3 million ($3.6 million net of taxes) decrease in expenses associated with the deferred prosecution agreement and U.S. governmental inquiries.
Items unfavorably impacting net income in 2012 included:

•
charges of $4.1 million ($2.6 million net of taxes) associated with transitioning a major portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation;

•
charges of $8.4 million ($5.2 million net of taxes) associated with the issuance of our 2017 Convertible Senior Notes and termination of our amended and restated revolving credit agreement (Senior Credit Facility); and

•	decreased profitability in our OrthoRecon segment, primarily driven by sales declines.
During 2012, we converted a major portion of our U.S. foot and ankle distributor territories to direct sales representation. We believe this increase in U.S. direct foot and ankle sales representation, coupled with our large and growing product portfolio and increased investment in medical education, will enable us to continue improving our growth rates in foot and ankle. In conjunction with our U.S. foot and ankle sales force conversions, we entered into agreements with certain distributors, which included non-compete clauses. As a result, we recorded $9.3 million of non-compete intangible assets and recognized $3.0 million of associated amortization expenses. Additionally we recorded $1.0 million of expenses related to this conversion during 2012. We will recognize amortization expense related to these conversions over the next two years, which will have a negative impact on our profitability.
In August 2012, we issued $300 million of 2.000% Convertible Senior Notes (2017 Notes), which generated net proceeds of $290.8 million. We used $130 million of the proceeds from the issuance of the 2017 Notes to repay the $150 million under a delayed draw term loan (Term Loan) under our Senior Credit Facility and to terminate the Senior Credit Facility. In connection with the offering of the 2017 Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 11.8 million shares of our common stock to the Option Counterparties. We paid the Option Counterparties approximately $56.2 million for the convertible note hedge and received approximately $34.6 million from the Option Counterparties for the warrants. See Notes 8 and 10 for additional information regarding these transactions.
We used $25.3 million of the proceeds from the issuance of the 2017 Notes to repurchase a portion of outstanding principal of our 2014 Convertible Senior Notes (2014 Notes). As of December 31, 2012, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
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
In November 2012, we announced that Pascal E.R. Girin was named Executive Vice President and Chief Operating Officer. Mr. Girin has global responsibility for our Extremities and OrthoRecon businesses, and Clinical, Regulatory and Quality. In addition, we announced a new divisional structure, whereby we created an Extremities division and an OrthoRecon division. Eric Stookey, formerly our Chief Commercial Officer, was promoted to President of our Extremities division and Ted Davis, formerly our Senior Vice President of Corporate Development, was promoted to President of our OrthoRecon division.
In November 2012, we announced that we entered into a definitive agreement with BioMimetic for a business combination of Wright and BioMimetic. BioMimetic is focused on developing regenerative medicine products to promote the healing of musculoskeletal injuries and diseases with a novel protein therapeutic product, Augment® Bone Graft, under late stage FDA review as a replacement for autologous bone graft in foot and ankle fusions. The transaction will combine BioMimetic's breakthrough biologics platform and pipeline with our established sales force and product portfolio, to further accelerate growth in our Extremities business. Under the terms of the agreement, the transaction has a total potential value for BioMimetic shareholders of $380 million, based on our closing stock price on November 16, 2012, including an upfront payment of $1.50 in cash and 0.2482 shares of Wright common stock per share of BioMimetic stock, valued at approximately $190 million. Each BioMimetic share will also receive one tradable Contingent Value Right (CVR), which entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. We expect the transaction to close in the first quarter of 2013, subject to customary closing conditions, including BioMimetic shareholder approval. A BioMimetic shareholder vote is scheduled for February 26, 2013.
Opportunities and Challenges. We believe that we have an opportunity to transform our business to increase our foot and ankle revenue growth rates, stabilize our OrthoRecon business, and increase our cash generation through significant reduction of our inventories. We made changes in 2012 to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct sales representation, substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies, and implementing steps to significantly reduce inventories over the next several years. As a result, our foot and ankle business grew 14% compared to 2011 and we generated $49.5 million of free cash flow during 2012. As we move into 2013, we expect to build on this momentum with new initiatives to increase sales productivity by reducing non-revenue generating activities, improve gross margins and stabilize our OrthoRecon business.
Our U.S. OrthoRecon business will continue to be unfavorably affected by the full-year impact of customer losses and revenue dis-synergies associated with our U.S. foot and ankle sales force conversion in 2012. Our international OrthoRecon businesses will be negatively impacted by the full-year impact of Japan pricing declines.
Beginning in 2013, we will be subject to a 2.3% excise tax on U.S. sales of medical devices, as prescribed in the Affordable Care Act. This tax will have a negative impact on our profitability.
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
On September 29, 2010, WMT, entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The court deferred prosecution of the criminal complaint during the term of the DPA and the USAO agreed that if WMT complied with the DPA's provisions, the USAO would seek dismissal of the criminal complaint.
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

On October 4, 2012, the USAO issued a press release announcing that the amended DPA had expired on September 29, 2012, that it had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the DPA, and that the Court had ordered dismissal of the complaint on October 4, 2012.
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
We market metal-on-metal hip (MoM) arthroplasty systems.  On June 27 and June 28, 2012, FDA's Orthopaedic and Rehabilitation Devices Panel of the Medical Devices Advisory Committee met and discussed the safety and effectiveness of MoM hip arthroplasty systems.  FDA sought expert scientific and clinical opinion on the risks and benefits of MoM hip arthroplasty systems  from the Committee and the public.  In January 2013, the FDA proposed a new regulation requiring that all MoM hip implants undergo the full PMA process, with supportive clinical data. This regulation applies to currently marketed devices, as well as those entering the market for the first time. FDA has not provided a date for final implementation and enforcement of this new requirement.

Results of Operations
Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Net sales	$483,776	100.0%	$512,947	100.0%
Cost of sales[1]	149,978	31.0%	156,906	30.6%
Cost of sales - restructuring	435	0.1%	2,471	0.5%
Gross profit	333,363	68.9%	353,570	68.9%
Operating expenses:
Selling, general and administrative[1]	290,261	60.0%	301,588	58.8%
Research and development[1]	27,033	5.6%	30,114	5.9%
Amortization of intangible assets	5,772	1.2%	2,870	0.6%
Gain on sale of intellectual property	(15,000)	(3.1)%	—	—%
Restructuring charges	1,153	0.2%	14,405	2.8%
Total operating expenses	309,219	63.9%	348,977	68.0%
Operating income	24,144	5.0%	4,593	0.9%
Interest expense, net	10,188	2.1%	6,529	1.3%
Other expense, net	5,395	1.1%	4,719	0.9%
Income (loss) before income taxes	8,561	1.8%	(6,655)	(1.3)%
Provision (benefit) for income taxes	3,277	0.7%	(1,512)	(0.3)%
Net income (loss)	$5,284	1.1%	$(5,143)	(1.0)%
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2012	% of Sales	2011	% of Sales
Cost of sales	$1,401	0.3%	$1,412	0.3%
Selling, general and administrative	8,898	1.8%	7,028	1.4%
Research and development	675	0.1%	668	0.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2012	2011	% Change
OrthoRecon
Hip	$150,550	$173,201	(13.1)%
Knees	114,896	123,988	(7.3)%
Other	4,225	5,005	(15.6)%
Total OrthoRecon	269,671	302,194	(10.8)%

Extremities
Foot and Ankle	122,897	107,734	14.1%
Upper Extremity	24,977	27,742	(10.0)%
Biologics	60,495	69,409	(12.8)%
Other	5,736	5,868	(2.2)%
Total Extremities	214,105	210,753	1.6%

Total Sales	$483,776	$512,947	(5.7)%

The following table presents net sales by geographic area (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2012	2011	% Change
Geographic
Domestic	$275,686	$295,943	(6.8)%
International	208,090	217,004	(4.1)%
Total Sales	$483,776	$512,947	(5.7)%

Net sales. Net sales totaled $483.8 million in 2012, compared to $512.9 million in 2011, representing a 6% decline. U.S. net sales totaled $275.7 million in 2012, a 7% decline from $295.9 million in 2011, representing approximately 57% of total net sales in 2012 and 58% of total net sales in 2011. Our international net sales totaled $208.1 million in 2012, a 4% decrease as compared to net sales of $217.0 million in 2011. Our 2012 international net sales included an unfavorable foreign currency impact of approximately $5.3 million when compared to 2011 net sales.
Extremities Segment: Net sales in our Extremities segment increased 2% to $214.1 million in 2012, from $210.8 million in 2011.
Our foot and ankle sales increased 14% to $122.9 million in 2012 from $107.7 million in 2011, driven by the success of our CLAW® II Polyaxial Compression Plating System and our ORTHOLOC™ 3Di Reconstruction Plating System, both launched in the first half of 2012, as well as the successful conversion of the majority of our foot & ankle sales force to direct representation. International foot and ankle sales grew 26%, as increased sales across all geographies were partially offset by $0.8 million of unfavorable currency exchange rates.
Upper extremity net sales decreased to $25.0 million in 2012, representing a 10% decline from 2011, driven by a 13% decline in the U.S.
Net sales of our biologics products decreased 13% to $60.5 million in 2012, compared to $69.4 million in 2011. Our U.S. biologics sales declined 16% as a result of lower sales volume due, in part, to the impact of the KCI agreement, which precluded us from marketing our GRAFTJACKET® products in the wound care field beginning July 1, 2011.
OrthoRecon Segment: Our OrthoRecon sales decreased 11% to $269.7 million in 2012 compared to $302.1 million in 2011.
Our hip product net sales totaled $150.6 million in 2012 compared to $173.2 million in 2011, representing a 13% decline. This decrease is attributable to an 18% decline in U.S. hip sales, driven primarily by a 12% decrease in sales volume as the result of customer losses. International hip sales decreased by 8% compared to 2011, driven by a 9% price decline in Japan due to lower governmental reimbursement rates, and an 8% decrease in Europe driven primarily by lower sales to our stocking distributors. In addition, international hip sales were negatively impacted by $2.7 million of unfavorable currency exchange rates.

Net sales of our knee products decreased 7% to $114.9 million in 2012 compared to $124.0 million in 2011. In the U.S., knee sales decreased 13% from 2011, due primarily to decreased sales volumes attributable to lost customers and sales dis-synergies related to the U.S. sales force conversion initiative. International knee sales were relatively flat, as an 8% increase in our European direct markets and higher sales in our international stocking distributors were offset by a 5% price decline in Japan due to lower governmental reimbursement rates and $1.3 million of unfavorable currency exchange rates.
Cost of sales. Our cost of sales as a percentage of net sales increased slightly in 2012 compared to 2011 from 30.6% to 31.0%, due to unfavorable geographic mix, unfavorable currency exchange rates, and higher manufacturing expenses, partially offset by decreased provisions for excess and obsolete inventory and favorable product mix to our foot and ankle products.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume and currency exchange rates.
Cost of sales - restructuring. In 2011, we recorded charges of $2.5 million for excess and obsolete inventory provisions associated with product optimization as we reduced the size of our international product portfolio. During 2012, we completed our cost restructuring recognizing an additional $0.4 million for excess and obsolete inventory provisions.
Selling, general and administrative. Our selling, general and administrative expenses as a percentage of net sales totaled 60.0% and 58.8% in 2012 and 2011, respectively. For 2012, selling, general and administrative expense included $8.9 million (1.8% of net sales) of non-cash stock-based compensation expense, $6.6 million (1.4% of net sales) of costs associated with our U.S. Government inquiries and our DPA, $1.0 million (0.2% of net sales) of costs associated with U.S. distributor conversions, and $1.8 million (0.4% of net sales) of due diligence and transaction costs associated with our pending acquisition of BioMimetic. Selling, general and administrative expense for 2011 included $7.0 million (1.4% of net sales) of non-cash stock based compensation expense, $12.9 million (2.5% of net sales) of costs associated with U.S. government inquiries and our DPA, $1.8 million (0.3% of net sales) of costs associated with certain employment matters and the hiring of a new CEO, and a charge of $13.2 million (2.6% of net sales) for management's estimate for product liability provisions. The remaining increase in selling, general and administrative expense was driven by increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees, costs associated with increased levels of medical education, and the impact of fixed general and administrative expenses in relation to lower sales. Additionally, we recognized increased cash incentive compensation as compared to 2011, when we incurred lower expense associated with cash incentive compensation, as we failed to meet most incentive compensation targets.
Research and development. Our investment in research and development activities represented 5.6% and 5.9% of net sales in 2012 and 2011, respectively. The decrease in research and development expense as a percentage of sales is primarily attributable to cost reductions resulting from our cost improvement restructuring plan initiated in the third quarter of 2011 and lower costs associated with clinical studies.
Amortization of intangible assets. Charges associated with amortization of intangible assets totaled $5.8 million in 2012, as compared to $2.9 million in 2011. During 2012, we recorded $3.0 million of amortization expense associated with distributor non-compete agreements entered into during the year. Based on the intangible assets held at December 31, 2012, we expect to amortize $6.7 million in 2012, $4.1 million in 2013, $2.3 million in 2014, $2.0 million in 2015 and $1.6 million in 2016.
Gain on Sale of Intellectual Property. During 2012, we recognized a gain of $15.0 million related to the sale of certain intellectual property associated with biomaterial used in products marketed and sold by us as bone graft substitutes. In connection with the sale, we entered into a license agreement with the purchaser pursuant to which we obtained an exclusive, worldwide, fully paid license to use the transferred intellectual property in our fields of use.
Restructuring Charges. During 2011, we recognized $14.4 million of restructuring charges within operating expenses, primarily for severance obligations and the impairment of long-lived assets. During 2012, we completed our cost restructuring recognizing $1.2 million of charges.
Interest expense, net. Interest expense, net, consists of interest expense of $10.6 million in 2012, primarily from borrowings under our 2017 Convertible Senior Notes, borrowings under the Term Loan and non-cash interest expense associated with the amortization of the discount on our 2017 Convertible Senior Notes. Interest expense, net, consists of interest expense of $7.0 million in 2011, primarily from borrowings under the Term Loan. Interest income of $0.4 million was recognized during 2012 and 2011, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we realize in 2013 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. Additionally, the amount of interest expense we incur is subject to variability dependent upon the change in London Interbank Offered Rate (LIBOR) rates and our consolidated leverage ratio.
Other expense, net. For 2012, other expense, net includes a $1.8 million loss on the early termination of an interest rate swap, $2.7 million related to the write off of deferred financing costs associated with our terminated Senior Credit Facility and the portion of our 2014 Notes that were repurchased, and a net unrealized loss of $1.1 million for mark-to-market adjustments on our derivative assets and derivative liabilities. For 2011, other expense, net includes approximately $4.1 million of expenses in 2011 for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of $170.9 million aggregate principal amount of the 2014 Notes validly tendered in the 2011 tender offer.
Provision (benefit) for income taxes. We recorded tax expense of $3.3 million in 2012 and tax benefit of $1.5 million in 2011. Our effective tax rate for 2012 and 2011 was 38.3% and 22.7%, respectively. Our 2011 tax benefit included the unfavorable impact of a $1.0 million provision associated with the initial assessments from the examination of our 2008 income tax return by the Internal Revenue Service. Our effective tax rate for 2012 does not include the impact of the R&D tax credit, which was not enacted into law until January 2, 2013. Because the R&D tax credit was reinstated retroactively to the beginning of 2012, our 2013 effective tax rate will include this benefit.
Reportable Segments.
The following table sets forth, for the periods indicated, sales gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	OrthoRecon		Extremities
	Year Ended December 31,
	2012	2011	2012	2011
Net Sales	$269,671	$302,194	$214,105	$210,753
Gross Profit	168,627	202,727	166,730	154,857
Gross Profit as a percent of net sales	62.5%	67.1%	77.9%	73.5%
Operating Income	$33,527	$60,895	$49,481	$46,989
Operating Income as a percent of net sales	12.4%	20.2%	23.1%	22.3%

OrthoRecon Segment: Gross profit as a percent of sales decreased to 62.5% in 2012 from 67.1% in 2011 due to unfavorable geographic mix, unfavorable currency exchange rates, and higher manufacturing expenses. Operating income as a percentage of sales decreased to 12.4% in 2012 from 20.2% in 2011, driven by the decrease in gross profit as a percent of sales, increased legal spending, and the impact of other operating expenses on lower sales.
Extremities Segment: Gross profit as a percent of sales increased to 77.9% in 2012 from 73.5% in 2011, primarily due to lower provisions for excess and obsolete inventory. Operating income as a percentage of sales increased to 23.1% in 2012 from 22.3% in 2011, as favorable gross profit was partially offset by increased investments in our direct U.S. foot and ankle sales force and medical education.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Net sales	$512,947	100.0%	$518,973	100.0%
Cost of sales[1]	156,906	30.6%	$158,456	30.5%
Cost of sales - restructuring	2,471	0.5%	$—	—%
Gross profit	353,570	68.9%	360,517	69.5%
Operating expenses:
Selling, general and administrative[1]	301,588	58.8%	282,413	54.4%
Research and development[1]	30,114	5.9%	37,300	7.2%
Amortization of intangible assets	2,870	0.6%	2,711	0.5%
Restructuring charges	14,405	2.8%	919	0.2%
Total operating expenses	348,977	68.0%	323,343	62.3%
Operating income	4,593	0.9%	37,174	7.2%
Interest expense, net	6,529	1.3%	6,123	1.2%
Other expense, net	4,719	0.9%	130	0.0%
(Loss) income before income taxes	(6,655)	(1.3)%	30,921	6.0%
(Benefit) provision for income taxes	(1,512)	(0.3)%	13,080	2.5%
Net income	$(5,143)	(1.0)%	$17,841	3.4%
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2011	% of Sales	2010	% of Sales
Cost of sales	$1,412	0.3%	$1,301	0.3%
Selling, general and administrative	7,028	1.4%	9,924	1.9%
Research and development	668	0.1%	1,952	0.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2011	2010	% Change
OrthoRecon
Hip	$173,201	$176,687	(2.0)%
Knees	123,988	128,854	(3.8)%
Other	5,005	4,943	1.3%
Total OrthoRecon	302,194	310,484	(2.7)%

Extremities
Foot and Ankle	107,734	97,971	10.0%
Upper Extremity	27,742	26,519	4.6%
Biologics	69,409	79,231	(12.4)%
Other	5,868	4,768	23.1%
Total Extremities	210,753	208,489	1.1%

Total Sales	$512,947	$518,973	(1.2)%

The following table presents net sales by geographic area (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2011	2010	% Change
Geographic
Domestic	$295,943	309,983	(4.5)%
International	217,004	208,990	3.8%
Total Sales	$512,947	$518,973	(1.2)%

Net sales. Our U.S. net sales totaled $295.9 million in 2011 and $310.0 million in 2010, representing approximately 58% of total net sales in 2011, 60% of total net sales in 2010, and a 5% decrease in 2011 compared to 2010. Our international net sales totaled $217.0 million in 2011, a 4% increase as compared to net sales of $209.0 million in 2010. Our 2011 international net sales included a favorable foreign currency impact of approximately $10.6 million when compared to 2010 net sales. The favorable currency impact and a 7% increase in sales in Japan were partially offset by a 5% decrease in sales in Europe.
OrthoRecon sales decreased 3% compared to 2010. Our hip product net sales totaled $173.2 million in 2011, representing a 2% decrease over 2010. This decrease is attributable to a 14% decline in U.S. hip sales, driven by an 11% decline in unit sales. The remaining decrease was driven by a decline in average selling prices. International hip sales increased by 6%, attributable to a $6.4 million favorable currency impact compared to 2010. Net sales of our knee products totaled $124.0 million in 2011, representing a decrease of 4% over 2010. In the U.S., knee sales decreased 4% over 2010 due primarily to decreased average selling prices. Internationally, knee sales decreased 4% in 2011 over 2010, primarily due to lower unit sales, which was partially offset by a favorable currency impact of $2.0 million.
Our Extremities segment sales increased 1%, driven by 10% growth in our foot and ankle sales and 5% growth in upper extremity sales, offset by a 12% decrease in biologics sales. Foot and ankle growth was driven by a 9% increase in our U.S. foot and ankle business due primarily to our PRO-TOE™ VO Hammertoe Fixation System, launched in the first quarter of 2011, as well as the continued success of our INBONE™ products and our VALOR™ ankle fusion nail system, launched in the 2nd quarter of 2010. International foot and ankle sales growth of 16% was primarily due to the continued success of our DARCO plating system as well as a favorable currency exchange rates.
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
Cost of sales - restructuring.
In 2011, we recorded charges of $2.5 million (0.5% of net sales) for excess and obsolete inventory provisions associated with product optimization as we reduced the size of our international product portfolio.
Selling, general and administrative.
Our selling, general and administrative expenses as a percentage of net sales totaled 58.8% and 54.4% in 2011 and 2010, respectively. Selling, general and administrative expense for 2011 included $7.0 million of non-cash stock-based compensation expense, $12.9 million of costs associated with U.S. government inquiries and our DPA, $1.8 million of costs associated with certain employment matters and the hiring of a new CEO, and a charge of $13.2 million for management's estimate for product liability provisions. During 2010, selling, general and administrative expense included $9.9 million of non-cash stock based compensation expense and $10.9 million of costs associated with our U.S. government inquiries and our DPA. The remaining increase in selling, general and administrative expenses as percent of net sales is the result of increased spending on our global compliance efforts and legal fees, which were partially offset by decreased spending on medical education.
Research and development.
Our investment in research and development activities represented 5.9% and 7.2% of net sales in 2011 and 2010, respectively. The decrease in research and development expense as a percentage of sales is primarily attributable to decreased non-cash, stock-based compensation expenses and lower spending on research and development activities and clinical studies as we encountered certain inefficiencies associated with the implementation of our enhanced compliance program.
Amortization of intangible assets.
Charges associated with amortization of intangible assets were relatively flat as a percentage of net sales, totaling $2.9 million or 0.6% of sales in 2011, as compared to $2.7 million or 0.5% of sales in 2010.
Restructuring Charges.
During 2011, we recognized $14.4 million of restructuring charges within operating expenses, primarily for severance obligations and the impairment of long-lived assets.
Interest expense, net.
Interest expense, net, consists of interest expense of $7.0 million and $6.6 million in 2011 and 2010, respectively, primarily from borrowings under the Term Loan for 2011 under our Senior Credit Facility, and our 2014 Notes for 2010, offset by interest income of $0.4 million and $0.5 million during 2011 and 2010, respectively, generated by our invested cash balances and investments in marketable securities.
Other expense, net.
Other expense, net includes approximately $4.1 million of expenses in 2011 for the write off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of $170.9 million aggregate principal amount of the Notes validly tendered in the tender offer.
(Benefit)/Provision for income taxes.
We recorded tax benefit of $1.5 million in 2011 and tax provision of $13.1 million in 2010. Our as reported effective tax rate for 2011 and 2010 was 22.7% and 42.3% respectively. Our 2011 tax benefit included the unfavorable impact of a $1.0 million provision associated with the initial assessments from the examination of our 2008 income tax return by the Internal Revenue Service.
Reportable Segments.
The following table sets forth, for the periods indicated, sales gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	OrthoRecon		Extremities
	Year Ended December 31,
	2011	2010	2011	2010
Net Sales	$302,194	$310,484	$210,753	$208,489
Gross Profit	202,727	208,552	154,857	153,266
Gross Profit as a percent of net sales	67.1%	67.2%	73.5%	73.5%
Operating Income	$60,895	$55,295	$46,989	$44,700
Operating Income as a percent of net sales	20.2%	17.8%	22.3%	21.4%
OrthoRecon: Operating income increased to $60.9 million in 2011 from $55.3 million in 2010, primarily due to lower levels of spending on research and development activities and clinical studies as we encountered certain inefficiencies associated with the implementation of our enhanced compliance program, partially offset by a decrease in profitability as a result of the sales decline.
Extremities: Extremities gross profit as a percentage of sales was flat year over year. Operating income increased to $47.0 million in 2011 compared to $44.7 million in 2010 driven by increased sales and a decrease in selling, general and administrative costs compared to 2010.
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
Restructuring
On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We have implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. In total, we reduced our workforce by approximately 80 employees, or 6%. We concluded our cost improvement restructuring efforts during the second quarter of 2012, however certain liabilities remain to be paid at December 31, 2012. We have realized the benefits from this restructuring within selling, general and administrative expenses and research and development expenses beginning in the fourth quarter of 2011. This favorability is being partially offset by unfavorable income tax consequences, and incremental expenses associated with senior management changes. In total, our net income will have an approximately $2 million favorable impact beginning in 2012 on an annual basis. Additionally, beginning in 2013, we expect to realize additional benefits within cost of sales, the net income impact of which is approximately $1 million annually. However, the favorable impact from our cost improvement restructuring plan in 2012 was more than offset by the additional investments we made in 2012 for the transformational changes discussed above in “Opportunities and Challenges.” See Note 16 to our condensed consolidated financial statements for further discussion of our restructuring charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2012	2011
Cash and cash equivalents	$320,360	$153,642
Short-term marketable securities	12,646	13,597
Long-term marketable securities	—	4,502
Working capital	575,713	424,543
Line of credit availability	—	42,000

Operating Activities. Cash provided by operating activities totaled $68.8 million, $61.4 million, and $73.2 million in 2012, 2011 and 2010 respectively. The increase in cash provided by operating activities in 2012 as compared to 2011 was driven by increased cash profitability and inventory reductions, partially offset by payments of approximately $10 million to buy out certain royalty agreements with health care professionals.
In 2011 compared to 2010, the decrease in cash from operating activities was primarily due to decreased profitability, primarily associated with cash paid for restructuring charges of approximately $9.9 million.
Investing Activities. Our capital expenditures totaled $19.3 million in 2012, $47.0 million in 2011, and $49.0 million in 2010. The decrease in 2012 compared to 2011 is attributable to decreased spending on surgical instrumentation as a result of our inventory and instrumentation optimization efforts, and the 2011 spending on instrumentation related to the launch of our EVOLUTION™ Medial-Pivot Knee System. In addition, 2011 included spending related to the upgrade of our enterprise resource planning system. Capital expenditures remained relatively flat in 2011 compared to 2010. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures in 2013 of approximately $30 million for routine capital expenditures.
Financing Activities. During 2012, cash provided by financing activities totaled $98.7 million, compared to cash used in financing activities in 2011 of $30.1 million and cash used in financing activities of $0.2 million in 2010. During 2012, cash provided by financing activities consisted primarily of $300.0 million of proceeds from the issuance of our 2017 Convertible Senior Notes, offset by payments on our Term Loan of $144.4 million and $56.2 million of cash used to purchase hedge options on our 2017 Notes. During 2011, cash used in financing activities consisted of the purchase of $170.9 million of our 2014 Notes tendered in the tender offer, mostly offset by the cash proceeds from a $150 million borrowing under the Term Loan.
In 2012, we will make continued payments under our long-term capital leases, including interest, of $0.8 million.
On August 22, 2012, we issued $300 million of 2.000% Convertible Senior Notes, which generated net proceeds of $290.8 million. In connection with the offering of the 2017 Notes, we entered into convertible note hedging transactions with three counterparties. We also entered into warrant transactions in which we sold warrants for an aggregate of 11.8 million shares of our common stock to the counterparties. We paid the counterparties approximately $56.2 million for the convertible note hedge and received approximately $34.6 million from the counterparties for the warrants. See Notes 8 and 10 for additional information regarding these transactions.
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014. On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes. On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As of December 31, 2012, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
On February 10, 2011, we entered into a Senior Credit Facility. In March 2011, to fund the purchase of the 2014 Notes, we borrowed $150 million under the Term Loan facility available under our Senior Credit Facility. The Term Loan bears interest at a one month LIBOR, plus a margin based on our consolidated leverage ratio as defined in the Senior Credit Facility. On August 22, 2012, we used $130 million of proceeds from the issuance of the 2017 Notes to repay the Term Loan and terminated our Senior Credit Facility.
In March 2011, we entered into an interest rate swap agreement with a notional amount of $50 million, which we designated as a cash flow hedge of the underlying variable rate obligation on our Term Loan. The swap was terminated on August 22, 2012, and we paid approximately $1.8 million for the loss on the early termination.
As of December 31, 2012, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.

Contractual Cash Obligations. At December 31, 2012, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2013	2014-2015	2016-2017	After 2017
Amounts reflected in consolidated balance sheet:
Lease obligations(1)	$830	$811	$19	$—	$—
2017 Convertible Senior Notes(2)	300,000	—	—	300,000	—
2014 Convertible Senior Notes(3)	3,768	—	3,768	—	—

Amounts not reflected in consolidated balance sheet:
Operating leases	18,955	9,360	8,101	1,169	325
Interest on 2017 Convertible Senior Notes(4)	28,000	6,000	12,000	10,000	—
Interest on 2014 Convertible Senior Notes(5)	190	99	91	—	—

Total contractual cash obligations	$351,743	$16,270	$23,979	$311,169	$325
_______________________________

(1)	Payments include amounts representing interest.

(2)
Represents long-term debt payment provided holders of the Convertible Senior Notes due 2017 do not exercise the option to convert each $1,000 note into 39.3140 shares of our common stock. Our Convertible Senior Notes are discussed further in Note 8 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(3)
Represents long-term debt payment provided holders of the Convertible Senior Notes due 2014 do not exercise the option to convert each $1,000 note into 30.6279 shares of our common stock. Our Convertible Senior Notes are discussed further in Note 8 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(4)	Represents interest on Convertible Senior Notes due 2017 payable semiannually with an annual interest rate of 2.000%.

(5)	Represents interest on Convertible Senior Notes due 2014 payable semiannually with an annual interest rate of 2.625%.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2012. The minimum lease payments related to these leases are discussed further in Note 8 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2012. These future payments are subject to foreign currency exchange rate risk. Our purchase obligations and royalty and consulting agreements are disclosed in Note 17 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2012. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 17 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
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
Additionally, as of December 31, 2012, we had $5.1 million of unrecognized tax benefits recorded within “Other liabilities” in our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 11 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $320.4 million and our marketable securities balance of $12.6 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2013 of approximately $30 million, and meet our contractual cash obligations in 2013, including the upfront cash payment of approximately $42 million upon the successful closing of our acquisition of BioMimetic.
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
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $0.1 million and $0.2 million of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2012 and 2011, respectively.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $0.5 million and $0.5 million are included as a reduction of accounts receivable at December 31, 2012 and 2011, respectively. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $8.6 million and $8.5 million, at December 31, 2012 and 2011, respectively.
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
Charges incurred for excess and obsolete inventory were $9.3 million, $16.7 million and $9.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Goodwill and long-lived assets. We have approximately $58.1 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. As a result of our change in reportable segments during the first quarter of 2012, which also resulted in a change in reporting units for goodwill impairment measurement purposes, we performed a goodwill impairment analysis as of March 31, 2012. During the second quarter of 2012, we completed this goodwill impairment analysis and determined that the fair values of our reporting units exceeded their carrying values, indicating that goodwill had not been impaired. During the fourth quarter of 2012, we performed a qualitative assessment of goodwill for impairment and determined that it is more likely than not that the fair value of our OrthoRecon and Extremities reporting units exceeded their respective carrying values, indicating that goodwill was not impaired. As of December 31, 2012, there was goodwill of approximately $25.6 million and $32.3 million for our OrthoRecon and Extremities reporting units, respectively.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of finite, long-lived assets in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.
Product liability claims, product liability insurance recoveries and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary.
In the third quarter of 2011, as a result of an increase in the number and monetary amount of claims associated with fractures of our long PROFEMUR® titanium modular necks (“PROFEMUR® Claims”), management recorded a provision for current and future claims associated with fractures of this product. See Note 17 to our consolidated financial statements for further description of this provision. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. Our accrual for PROFEMUR® Claims was $23.3 million as of both December 31, 2012 and December 31, 2011. We maintain insurance coverage, and we have therefore recorded an estimate of the probable recovery of our accrual for PROFEMUR® Claims of approximately $11.4 million and $8.4 million related to open claims as of December 31, 2012 and December 31, 2011, respectively.
Our accrual for other product liability claims was $0.6 million and $0.4 million at December 31, 2012 and December 31, 2011, respectively.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products. We are currently accounting for these claims in accordance with our standard product liability accrual methodology on a case by case basis.
We have maintained product liability insurance coverage on a claims-made basis. See Note 17 to our consolidated financial statements for further description of our insurance coverage.
During the third quarter of 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims related to our CONSERVE® metal-on-metal hip products and which allege certain types of injury (hereafter “CONSERVE® Claims”) would be covered under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that at this time it disputes the carrier's selection of available policy years.
During the fourth quarter of 2012, we recorded a receivable of approximately $5.8 million for the probable insurance recovery of spending to date in excess of our aggregate retention in certain claim years. This spending primarily relates to defense and settlement costs associated with PROFEMUR® Claims and defense costs associated with CONSERVE® Claims. If our primary carrier were to assert that PROFEMUR® Claims fall under the policy year the first such claim was made, i.e., the same position as has been asserted for CONSERVE® Claims, then we would expect to recognize an additional insurance receivable and recover certain previously recorded defense and settlement costs.
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
Our valuation allowance balances totaled $14.2 million and $14.3 million as of December 31, 2012 and 2011, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires the tax effects of an income tax position to be recognized only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 740, Income Taxes. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $5.1 million and $3.7 million as of December 31, 2012 and 2011, respectively. See Note 11 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.
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
Acquisition method accounting. In accordance with FASB ASC Section 805, Business Combinations (FASB ASC 805), an acquiring entity is required to recognize all assets acquired and liabilities assumed at the acquisition date fair value. Legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. FASB ASC 805 also requires acquirers, among other things, to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition.
Restructuring charges. We evaluate impairment issues for long-lived assets under the provisions of FASB ASC 360. We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FASB ASC Section 712, Compensation-Nonretirement Postemployment Benefits, for severance provided under an ongoing benefit arrangement. One-time termination benefit arrangements and other costs associated with exit activities are accounted for under the provisions of FASB ASC Section 420, Exit or Disposal Cost Obligations. We estimated the expense for our restructuring initiatives by accumulating detailed estimates of costs, including the estimated costs of employee severance and related termination benefits, impairment of property, plant and equipment, contract termination payments for leases and any other qualifying exit costs. Such costs represented management’s best estimates, which were evaluated periodically to determine if an adjustment was required. See Note 16 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding our restructuring disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2012, we have invested short term cash and cash equivalents and marketable securities of approximately $220.6 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $220,000 to our interest income.
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
Upon the expiration of our warrants, we will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $29.925 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing stock prices on the date of warrant expiration:

Stock Price		Shares (in thousands)
$32.92	(10% greater than strike price)	1,072
$35.91	(20% greater than strike price)	1,966
$38.90	(30% greater than strike price)	2,722
$41.90	(40% greater than strike price)	3,370
$44.89	(50% greater than strike price)	3,931
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 31% of our total net sales were denominated in foreign currencies during the years ended December 31, 2012 and 2011, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

A uniform 10% strengthening in the value of the U. S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in operating income of approximately $8.0 million for the year ended December 31, 2012. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
We do not purchase or hold any market risk instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 21, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

We have audited the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries(the Company) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Memphis, Tennessee
February 21, 2013

Wright Medical Group, Inc. Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$320,360	$153,642
Marketable securities	12,646	13,597
Accounts receivable, net	98,636	98,995
Inventories	144,250	164,600
Prepaid expenses	16,090	5,916
Deferred income taxes	30,429	40,756
Other current assets	29,734	23,027
Total current assets	652,145	500,533

Property, plant and equipment, net	138,242	160,284
Goodwill	58,066	57,920
Intangible assets, net	21,294	17,731
Marketable securities	—	4,502
Deferred income taxes	3,167	3,688
Other assets	80,539	9,922
Total assets	$953,453	$754,580
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$10,342	$11,651
Accrued expenses and other current liabilities	65,304	55,831
Current portion of long-term obligations	786	8,508
Total current liabilities	76,432	75,990

Long-term debt and capital lease obligations	258,504	166,792
Deferred income taxes	8,152	11,589
Other liabilities	86,924	31,745
Total liabilities	430,012	286,116
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,703,358 shares at December 31, 2012 and 39,306,118 shares at December 31, 2011	389	384
Additional paid-in capital	442,055	395,840
Accumulated other comprehensive income	22,534	19,061
Retained earnings	58,463	53,179
Total stockholders’ equity	523,441	468,464
Total liabilities and stockholders’ equity	$953,453	$754,580

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Net sales	$483,776	$512,947	$518,973
Cost of sales [1]	149,978	156,906	158,456
Cost of sales - restructuring	435	2,471	—
Gross profit	333,363	353,570	360,517
Operating expenses:
Selling, general and administrative [1]	290,261	301,588	282,413
Research and development [1]	27,033	30,114	37,300
Amortization of intangible assets	5,772	2,870	2,711
Gain on sale of intellectual property	(15,000)	—	—
Restructuring charges (Note 16)	1,153	14,405	919
Total operating expenses	309,219	348,977	323,343

Operating income	24,144	4,593	37,174
Interest expense, net	10,188	6,529	6,123
Other expense, net	5,395	4,719	130
Income (loss) before income taxes	8,561	(6,655)	30,921
Provision (benefit) for income taxes	3,277	(1,512)	13,080
Net income (loss)	$5,284	$(5,143)	$17,841

Net income (loss) per share (Note 12):
Basic	$0.14	$(0.13)	$0.47
Diluted	$0.14	$(0.13)	$0.47
Weighted-average number of shares outstanding-basic	38,769	38,279	37,802
Weighted-average number of shares outstanding-diluted	39,086	38,279	37,961
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$1,401	$1,412	$1,301
Selling, general and administrative	8,898	7,028	9,924
Research and development	675	668	1,952

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2012	2011	2010

Net income (loss)	$5,284	$(5,143)	$17,841

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(1,301)	(2,102)	(826)
Unrealized loss on derivative instruments, net of taxes $42 and $600, respectively	(65)	(1,014)	—
Termination of interest rate swap, net of taxes of $690	1,079	—	—
Unrealized gain (loss) on marketable securities, net of taxes $2,054, $21, and $48, respectively	3,210	(33)	75
Minimum pension liability adjustment	550	37	18
Other comprehensive income (loss)	3,473	(3,112)	(733)

Comprehensive income (loss)	$8,757	$(8,255)	$17,108

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$5,284	$(5,143)	$17,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,275	40,227	35,559
Stock-based compensation expense	10,974	9,108	13,177
Amortization of intangible assets	5,772	2,870	2,711
Amortization of deferred financing costs and debt discount	3,853	982	1,060
Deferred income taxes	3,786	(6,969)	9,244
Write off of deferred financing costs	2,721	2,926	—
Excess tax benefit from stock-based compensation arrangements	(507)	(23)	(289)
Provision for losses on accounts receivable	—	(453)	1,073
Non-cash restructuring charges	657	4,924	246
Non-cash adjustment to derivative fair value	1,142	—	—
Gain on sale of intellectual property	(15,000)	—	—
Other	2,232	1,102	624
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(717)	9,056	(4,666)
Inventories	20,622	(1,723)	(1,754)
Prepaid expenses and other current assets	(15,498)	(10,556)	(5,094)
Accounts payable	(1,315)	(6,398)	1,970
Accrued expenses and other liabilities	6,541	21,511	1,492
Net cash provided by operating activities	68,822	61,441	73,194
Investing activities:
Capital expenditures	(19,323)	(46,957)	(49,038)
Acquisition of businesses	—	(5,639)	(2,923)
Purchase of intangible assets	(4,112)	(1,624)	(1,690)
Maturities of held-to-maturity marketable securities	—	4,748	—
Investment in held-to-maturity marketable securities	—	—	(4,671)
Sales and maturities of available-for-sale marketable securities	13,565	38,509	135,219
Investment in available-for-sale marketable securities	(2,878)	(25,097)	(81,070)
Proceeds from sale of assets	11,700	5,500	—
Net cash used in investing activities	(1,048)	(30,560)	(4,173)
Financing activities:
Issuance of common stock	1,944	540	663
Payments of long term borrowings	(144,375)	(5,596)	—
Proceeds from sale of warrants	34,595	—	—
Payment for bond hedge options	(56,195)	—	—
Redemption of 2014 convertible senior notes	(25,343)	(170,889)	—
Proceeds from long term borrowings	—	150,000	—
Payments of deferred financing costs and equity issuance costs	(9,637)	(2,892)	(795)
Proceeds from 2017 convertible senior notes	300,000	—	—
Payment for loss on interest rate swap termination	(1,769)	—	—
Payments of capital leases	(1,006)	(1,236)	(355)
Excess tax benefit from stock-based compensation arrangements	507	23	289
Net cash provided by (used in) financing activities	98,721	(30,050)	(198)

Effect of exchange rates on cash and cash equivalents	223	(450)	29

Net increase in cash and cash equivalents	166,718	381	68,852

Cash and cash equivalents, beginning of year	153,642	153,261	84,409

Cash and cash equivalents, end of year	$320,360	$153,642	$153,261

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2010, 2011 and 2012 (In thousands, except share data)

	Common Stock, Voting		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2009	38,668,882	$374	$376,647	$40,481	$22,906	$440,408
2010 Activity:
Net income	—	—	—	17,841	—	17,841
Foreign currency translation	—	—	—	—	(826)	(826)
Unrealized gain (loss) on marketable securities, net of taxes $48	—	—	—	—	75	75
Minimum pension liability adjustment	—	—	—	—	18	18
Issuances of common stock	79,976	1	662	—	—	663
Grant of non-vested shares of common stock	504,999	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(110,540)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	28,184	4	(4)	—	—	—
Tax deficits realized from stock based compensation arrangements, net	—	—	(424)	—	—	(424)
Stock-based compensation	—	—	13,217	—	—	13,217
Balance at December 31, 2010	39,171,501	$379	$390,098	$58,322	$22,173	$470,972
2011 Activity:
Net loss	—	—	—	(5,143)	—	(5,143)
Foreign currency translation	—	—	—	—	(2,102)	(2,102)
Unrealized loss on derivative instruments, net of taxes $0.6	—	—	—	—	(1,014)	(1,014)
Unrealized gain (loss) on marketable securities, net of taxes $21	—	—	—	—	(33)	(33)
Minimum pension liability adjustment	—	—	—	—	37	37
Issuances of common stock	45,518	1	539	—	—	540
Grant of non-vested shares of common stock	403,084	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(354,774)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	40,789	4	(4)	—	—	—
Tax deficits realized from stock based compensation arrangements, net	—	—	(3,869)	—	—	(3,869)
Stock-based compensation	—	$—	$9,076	$—	$—	$9,076
Balance at December 31, 2011	39,306,118	$384	$395,840	$53,179	$19,061	$468,464

Wright Medical Group, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Continued) For the Years Ended December 31, 2010, 2011 and 2012 (In thousands, except share data)

	Common Stock, Voting		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
2012 Activity:
Net income	—	—	—	5,284	—	5,284
Foreign currency translation	—	—	—	—	(1,301)	(1,301)
Unrealized loss on derivative instruments, net of $42 taxes	—	—	—	—	(65)	(65)
Loss on early termination of interest rate swap, net of taxes of $690	—	—	—	—	1,079	1,079
Unrealized gain (loss) on marketable securities, net of taxes $2,054	—	—	—	—	3,210	3,210
Minimum pension liability adjustment	—	—	—	—	550	550
Issuances of common stock	113,470	1	1,948	—	—	1,949
Grant of non-vested shares of common stock	269,535	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(32,797)	—	—	—	—	—
Vesting of stock-settled phantom stock units and non-vested shares of common stock	47,032	4	(4)	—	—	—
Tax deficits realized from stock based compensation arrangements, net	—	—	(116)	—	—	(116)
Stock-based compensation	—	—	10,932	—	—	10,932
Equity issuance costs associated with pending acquisition (See Note 6)	—	—	(290)	—	—	(290)
Issuance of stock warrants, net of equity issuance costs (see Note 8)	—	—	33,745	—	—	33,745
Balance at December 31, 2012	39,703,358	$389	$442,055	$58,463	$22,534	$523,441

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries (Wright or we), is a global orthopaedic medical device company specializing in the design, manufacture and marketing of devices and biologic products for extremity, hip and knee repair and reconstruction. We are a leading provider of surgical solutions for the foot and ankle market. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the United States (U.S.) and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in approximately 60 countries with principal markets in the U.S., Europe, Canada, Australia and Japan. We are headquartered in Arlington, Tennessee.
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
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $9.3 million, $16.7 million, and $9.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Additionally, in 2012 and 2011, we recorded charges of approximately $0.4 million and $2.5 million associated with the cost restructuring announced in the third quarter of 2011 for the reduction of the size of our international product portfolio.
Product Liability Claims, Product Liability Insurance Recoveries, and Other Litigation. In the third quarter of 2011, as a result of an increase in the number of claims associated with fractures of our long PROFEMUR® titanium modular necks in North America (PROFEMUR® Claims) and an increase in the monetary amount of those claims, management recorded a provision for current and future claims associated with fractures of this product. See Note 17 for further description of this provision.
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
We are also involved in legal proceedings involving other product liability claims as well as contract, patent protection and other matters. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss can be estimated. We have recorded at least the minimum estimated liability related to those claims where a range of loss has been established.
Our accrual for PROFEMUR® Claims was $23.3 million as of both December 31, 2012 and December 31, 2011. We maintain insurance coverage, and we have therefore recorded an estimate of the probable recovery of our accrual for PROFEMUR® Claims of approximately $11.4 million and $8.4 million related to open claims as of December 31, 2012 and December 31, 2011, respectively. Our accrual for other product liability claims was $0.6 million and $0.4 million as of December 31, 2012 and December 31, 2011, respectively. We recognize legal fees as an expense in the period incurred.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Property, Plant and Equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

Land improvements	15	to	25	years
Buildings	10	to	45	years
Machinery and equipment	3	to	14	years
Furniture, fixtures and office equipment	1	to	14	years
Surgical instruments			6	years

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
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. As a result of our change in reportable segments during the first quarter of 2012, which also resulted in a change in reporting units for goodwill impairment measurement purposes, we performed a goodwill impairment analysis as of March 31, 2012. During the second quarter of 2012, we completed this goodwill impairment analysis and determined that the fair values of our reporting units exceeded their carrying values, indicating that goodwill had not been impaired. During the fourth quarter of 2012, we performed a qualitative assessment of goodwill for impairment and determined that it is more likely than not that the fair value of our reporting units exceeded their respective carrying values, indicating that goodwill was not impaired.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Finite lived intangibles are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships, non-compete agreements and other intangible assets are 10 years, 6 years, 7 years, 13 years, 10 years, 3 years and 6 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 8 years. Additionally, we have three indefinite lived trademarks and one in-process research and development (IPRD) intangible asset. These indefinite lived intangible assets are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB ASC Section 350, Intangibles - Goodwill and Other.
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
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $8.6 million and $8.5 million at December 31, 2012 and 2011, respectively.
Concentration of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of December 31, 2012 and 2011, the balance due from our stocking distributor in Turkey was $6.9 million and $6.8 million, respectively. As of December 31, 2012 and 2011, we have recorded an allowance for doubtful accounts of $6.4 million and $6.2 million, respectively, for potential losses related to the trade receivable.
In addition to the stocking distributor in Turkey, our next ten largest international stocking distributors have net trade receivable balances totaling approximately $15.7 million as of December 31, 2012. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high density polyethylenes, and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy one supplier of ceramics, and one supplier of implantable polyethylenes. For certain human biologic products, we depend on one supplier of demineralized bone matrix (DBM) and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograph bone wedge product. Porcine biologic soft tissue graft, BIOTAPE® XM relies on a single source supplier as well. We maintain adequate stock from these suppliers in order to meet market demand. Additionally, on November 2, 2012, we sold our metal casting equipment, which was used to produce unfinished components of certain of our OrthoRecon products. In connection with the sale, we entered into a long-term supply agreement with the purchaser to be our sole source provider for those unfinished components.
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
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. Approximately $0.1 million and $0.2 million of deferred revenue related to these types of agreements was recorded at December 31, 2012 and 2011, respectively.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. An allowance for sales returns of $0.5 million is included as a reduction of accounts receivable at December 31, 2012 and 2011, respectively.
In 2011, we entered into a trademark license agreement (License Agreement) with KCI Medical Resources, a subsidiary of Kinetic Concepts, Inc. (KCI). In exchange for $8.5 million, of which $5.5 million was received immediately and the remaining $3 million

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. All other shipping and handling costs are included in cost of sales.
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
Pension Benefits. Our subsidiary in Japan provides benefits to employees under a plan that we account for as a defined benefit plan in accordance with FASB ASC Section 715, Compensation — Retirement Benefits. This plan is unfunded and determining the minimum pension liability requires the use of assumptions and estimates, including discount rates and mortality rates, and actuarial methods. Our minimum pension liability totaled $1.7 million and $2.3 million as of December 31, 2012 and 2011, respectively.
Comprehensive Income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our net income and our comprehensive income is attributable to foreign currency translation, unrealized gains and losses (net of taxes) on our derivative instrument, adjustments to our minimum pension liability, and unrealized gains and losses on our available-for-sale marketable securities. In accordance with FASB Accounting Standards Update 2011-05, Presentation of Comprehensive Income, we have changed our presentation of comprehensive income by including a separate Statement of Comprehensive Income.
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
We recorded stock-based compensation expense of $11.0 million, $9.1 million, and $13.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. See Note 14 for further information regarding our stock-based compensation assumptions and expenses.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value of these financial instruments at December 31, 2012 and 2011 due to their short maturities or variable rates.
The $3.8 million of our 2014 Notes are carried at cost. The estimated fair value of our 2014 Notes was approximately $3.7 million at December 31, 2012 based on a limited number of trades and does not necessarily represent the value at which the entire 2014 Note portfolio can be retired.
The 300 million of our 2017 Notes are carried at cost. The estimated fair value of our 2017 Notes was approximately $321 million at December 31, 2012, which includes the conversion derivative described in Note 8 of the financial statements, based on a quoted price in an active market (Level 1).
FASB ASC Section 820, Fair Value Measurements and Disclosures requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

We use a third-party provider to determine fair values of our available-for-sale marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We have controls in place to review the third party provider's qualifications and procedures used to determine fair values and to validate the prices used in their determination of fair value. We classify our corporate equity securities as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. These include municipal debt securities, U.S. agency debt securities, and corporate debt securities.
The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2012
Assets
Cash and cash equivalents	$320,360	$320,360	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	2,500	—	2,500	—
Corporate debt securities	2,001	—	2,001	—
Total debt securities	4,501	—	4,501	—
Corporate equity securities	8,145	8,145	—	—
Total available-for-sale marketable securities	12,646	8,145	4,501	—

2017 Notes Hedges	62,000	—	—	62,000

Total	$395,006	$328,505	$4,501	$62,000

Liabilities
2017 Notes Conversion Derivative	55,000	—	—	55,000
Contingent consideration	983	—	—	983
Total	$55,983	$—	$—	$55,983

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2011
Assets
Cash and cash equivalents	$153,642	$153,642	$—	$—
Available-for-sale marketable securities
Municipal debt securities	508	—	508	—
U.S. agency debt securities	2,498	—	2,498	—
Corporate debt securities	15,093	—	15,093	—
Total available-for-sale marketable securities	18,099	—	18,099	—

Total	$171,741	$153,642	$18,099	$—

Liabilities
Interest rate swap	1,662	—	1,662	—
Contingent consideration	1,704	—	—	1,704
Total	$3,366	$—	$1,662	$1,704

As part of the acquisition of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, completed in 2010, we may be obligated to pay contingent consideration of up to $0.4 million upon the achievement of certain revenue milestones. The $0.4 million fair value of the contingent consideration as of December 31, 2012 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. This obligation is included in current liabilities in our 2012 consolidated balance sheet. Changes in the fair value of contingent consideration are recorded in our consolidated statements of operations.
As part of the acquisition of CCI® Evolution Mobile Bearing Total Ankle Replacement system, completed in 2011, we recorded a contingent liability for royalty payments associated with future sales of this product. The $0.6 million fair value of the contingent consideration as of December 31, 2012 was determined using a discounted cash flow model and probability adjusted estimates of the future revenues and is classified in Level 3. An obligation of $0.1 million was recorded in current liabilities and an obligation of $0.5 million recorded in long term liabilities in our 2012 consolidated balance sheet. Changes in the fair value of contingent consideration will be recorded in our consolidated statements of operations.
During the third quarter of 2012, we issued $300 million of 2.00% Convertible Senior Notes. As a result, we have recorded a derivative liability for the conversion feature (2017 Notes Conversion Derivative). Additionally, we entered into convertible notes hedging transactions (2017 Notes Hedges) in connection with convertible note issuance. The 2017 Notes Hedges and the 2017 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs, such as implied volatility of our common stock, risk-free interest rate and other factors.
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2011	Transfers into Level 3	Gain/Losses included in Earnings	Balance at December 31, 2012

2017 Notes Hedges	—	56,195	5,805	62,000

2017 Notes Conversion Derivative	—	(48,053)	(6,947)	(55,000)

Contingent Consideration	(1,704)	—	721	(983)

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
We recorded a net loss of $0.4 million, $0.9 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, on foreign currency contracts, which are included in “Other (income) expense, net” in our consolidated statements of operations. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, also included in “Other (income) expense, net.” At December 31, 2012 and 2011, we had no foreign currency contracts outstanding.
On August 31, 2012, we issued the 2017 Notes. The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. We also entered into 2017 Notes Hedges in connection with the issuance of the 2017 Notes with three counterparties.  The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2017 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The 2017 Notes Hedges is accounted for as a derivative asset in accordance with ASC Topic 815.
Additionally, in 2011, we entered into an interest rate swap to hedge a portion of our variable interest rate obligations which was subsequently terminated in 2012. The interest rate swap has been accounted for as a cash flow hedge in accordance with FASB ASC Topic 815. See Note 10 for further disclosure on our derivative instruments.
Reclassifications. Certain prior year amounts in the notes to consolidated financial statements have been reclassified to conform to the current year presentation.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest	$4,639	$6,162	$5,524
Income taxes	$4,973	$7,006	$6,670

In 2012, we entered into no new capital leases. In 2011 and 2010, we entered into capital leases of approximately $0.2 million and $2.5 million, respectively.

3. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$7,617	$8,860
Work-in-process	14,316	19,363
Finished goods	122,317	136,377
	$144,250	$164,600

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of December 31, 2012 and 2011, we had current marketable securities totaling $12.6 million and $13.6 million, respectively, consisting of investments in corporate, municipal and agency bonds and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had noncurrent marketable securities totaling $4.5 million as of December 31, 2011, consisting of investments in corporate, municipal, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2012
Available-for-sale marketable securities
U.S. agency debt securities	$2,500	$—	$—	$2,500
Corporate debt securities	2,000	1	—	2,001
Total debt securities	4,500	1	—	4,501

Corporate equity securities	2,878	5,267	—	8,145
Total available-for-sale marketable securities	$7,378	$5,268	$—	$12,646

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2011
Available-for-sale marketable securities
Municipal debt securities	$507	$1	$—	$508
U.S. agency debt securities	2,500	—	(2)	2,498
Corporate debt securities	15,089	4	—	15,093
Total available-for-sale marketable securities	$18,096	$5	$(2)	$18,099

Our available-for-sale debt securities at December 31, 2012 mature in one year or less.
5. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$5,190	$5,628
Buildings	31,064	30,543
Machinery and equipment	75,615	74,878
Furniture, fixtures and office equipment	62,079	57,299
Construction in progress	7,044	7,553
Surgical instruments	171,005	177,104
	351,997	353,005
Less: Accumulated depreciation	(213,755)	(192,721)
	$138,242	$160,284

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2012	2011
Machinery and equipment	$2,515	$2,663
Furniture, fixtures and office equipment	318	639
	2,833	3,302
Less: Accumulated depreciation	(644)	(593)
	$2,189	$2,709

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Depreciation expense approximated $38.3 million, $40.2 million, and $35.6 million for the years ended December 31, 2012, 2011, and 2010, respectively, and included depreciation of assets under capital leases.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6. Goodwill and Intangibles
Until December 31, 2011, we operated our business as one operating segment, orthopaedics products, and based on our single business unit approach to decision-making, planning and resource allocation, we determined that we had only one reporting unit for the purpose of evaluating goodwill for impairment.
During the first quarter of 2012, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as two reportable business segments based on the two primary markets that we operate within: Extremities and OrthoRecon. As a result of the change in our reportable segments, we re-evaluated our reporting units for the purpose of evaluating goodwill for impairment and determined that each reportable segment represents a reporting unit.
The goodwill allocated to each reportable segment was based on the estimated relative fair value of each of our goodwill reporting units as of March 31, 2012.
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2012, are as follows (in thousands):

	OrthoRecon	Extremities	Total
Goodwill at December 31, 2011	$25,588	$32,332	$57,920
Foreign currency translation	64	82	146
Goodwill at December 31, 2012	$25,652	$32,414	$58,066

The components of our identifiable intangible assets, net are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD technology	$278		$278
Trademarks	1,658		1,658
Total indefinite life intangibles	1,936		1,936

Finite life intangibles
Distribution channels	21,482	$20,668	21,096	$20,057
Completed technology	10,991	5,457	10,976	4,416
Licenses	5,705	2,898	5,721	2,478
Customer relationships	3,888	1,866	3,888	1,476
Trademarks	1,336	934	1,336	818
Non-compete agreements	10,955	3,994	1,734	832
Other	2,171	1,353	2,171	1,050
Total finite life intangibles	56,528	$37,170	46,922	$31,127

Total intangibles	58,464		48,858
Less: Accumulated amortization	(37,170)		(31,127)
Intangible assets, net	$21,294		$17,731
In connection with our initiative to convert a portion of our independent foot and ankle distributor territories to direct employee sales representation, we entered into conversion agreements with certain independent distributors, which included non-competition clauses. As of December 31, 2012, $9.3 million has been capitalized as an intangible asset for the fair value of such non-competition clauses and will be amortized over the respective terms, of which the weighted average period is 2 years.
Based on the intangible assets held at December 31, 2012, we expect to amortize approximately $6.7 million in 2013, $4.1 million in 2014, $2.3 million in 2015, $2.0 million in 2016, and $1.6 million in 2017.
On November 19, 2012, we announced plans to purchase BioMimetic for an upfront purchase price payment of $190 million in cash and stock, plus contingent payments of up to $190 million in cash. As of September 30, 2012, BioMimetic had $57.1 million in total assets. The transaction is expected to close in the first quarter of 2013 and is subject to customary closing conditions, including BioMimetic shareholder approval. We have not yet determined the impact this transaction will have on our goodwill and intangible assets.
7. Accrued Expenses and Other Current Liabilities

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31
	2012	2011
Employee bonus	$15,695	$2,345
Other employee benefits	8,640	7,888
Royalties	5,313	6,887
Taxes other than income	3,316	6,076
Commissions	3,530	5,230
Professional and legal fees	6,809	7,355
Contingent consideration	444	481
Cost improvement restructuring liability (see Note 16)	110	1,948
Product liability	5,275	6,377
Distributor payments	4,288	—
Other	11,884	11,244
	$65,304	$55,831

Prior to 2012, cash incentive bonuses were paid quarterly. During the year ended December 31, 2012, we elected to pay these bonuses annually.
8. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31, 2012		December 31, 2011
Capital lease obligations	$805		$1,814
Term loan	—		144,375
2017 Notes	254,717	—	—
2014 Notes	3,768		29,111
	259,290		175,300
Less: current portion	(786)		(8,508)
	$258,504		$166,792
2017 Cash Convertible Senior Notes
On August 31, 2012, we issued $300 million aggregate principal amount of 2.00% Cash Convertible Senior Notes (2017 Notes) pursuant to an indenture, dated as of August 31, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2017 Notes will mature on August 15, 2017 and we will pay interest on the 2017 Notes semiannually on each February 15 and August 15 at an annual rate of 2.00% beginning February 15, 2013. We may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that we are not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. The holder of the 2017 Notes may convert their notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the indenture relating to the 2017 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2017 Notes, subject to certain conditions, holders of the 2017 Notes will have the option to require us to repurchase for cash all or a portion of their notes at a purchase price equal to

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2017 Notes. In addition, following certain corporate transactions, we, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of this transaction, we capitalized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The cash conversion feature of the 2017 Notes, (2017 Notes Conversion Derivative), requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the year ended December 31, 2012 the Company recorded $2.8 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	December 31, 2012	December 31, 2011
Principal amount of 2017 Notes	$300,000	$—
Unamortized debt discount	(45,283)	—
Net carrying amount of 2017 Notes	$254,717	$—

We entered into convertible note hedging transactions (2017 Notes Hedges) in connection with the issuance of the 2017 Notes with three counterparties. The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. The aggregate cost to acquire the 2017 Notes Hedges was $56.2 million, and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 10 for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.
We also entered into warrant transactions in which we sold warrants for an aggregate of 11.8 million shares of our common stock to the counterparties, subject to adjustment. The strike price of the warrants will initially be $29.925 per share, which was 50% above the last reported sale price of our common stock on August 22, 2012. The warrants are net-share settled and are exercisable over the 100 trading day period beginning on November 15, 2017. We determined that the warrants met the requirements for equity classification pursuant to ASC Topic 815 and are not required to be accounted for as derivatives. The warrant transactions will have a dilutive effect to the extent that the market value per share of our common stock during such period exceeds the applicable strike price of the warrants. We received approximately $34.6 million from the counterparties for the warrants, which was recorded as an increase in stockholders equity, and incurred equity issuance costs of $0.8 million.
Aside from the initial payment of the $56.2 million premium to the counterparties, we will not be required to make any cash payments to the counterparties under the 2017 Notes Hedges and will be entitled to receive from the counterparties cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2017 Notes Hedges is equal to the conversion price of the 2017 Notes. Additionally, if the market value per share of our common stock exceeds the strike price on any day during the 100 trading day measurement period under the warrant transaction, we will be obligated to issue to the counterparties a number of shares equal in value to one percent of the amount by which the then-current market value of one share of our common stock exceeds the then-effective strike price of each warrant, multiplied by the number of shares of common stock into which the 2017 Notes are then convertible at or following maturity. We will not receive any additional proceeds if warrants are exercised.
2014 Convertible Senior Notes
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes due 2014 (2014 Notes). The 2014 Notes will mature on December 1, 2014. The 2014 Notes pay interest semiannually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the 2014 Notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the 2014 Notes may convert at any time on or prior to the close of business on the business day immediately preceding the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

maturity date of 2014 Notes. Beginning on December 6, 2011, we may redeem the 2014 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the 2014 Notes (Indenture), the holders may require us to purchase for cash all or a portion of the 2014 Notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its 2014 Notes, we may, under certain circumstances, increase the conversion rate for the 2014 Notes surrendered. The 2014 Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the 2014 Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes.
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of December 31, 2012, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
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
Maturities
Aggregate annual maturities of our long-term obligations at December 31, 2012, excluding capital lease obligations, are as follows (in thousands):

2013	$—
2014	3,768
2015	—
2016	—
2017	300,000
$303,768

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As discussed in Note 5, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2012, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2013	$811
2014	17
2015	2
2016	—
2017	—
Total minimum payments	830
Less amount representing interest	(25)
Present value of minimum lease payments	805
Current portion	(786)
Long-term portion	$19
9. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31
	2012	2011
Unrecognized tax benefits (See Note 11)	$5,074	$3,688
Product liability (See Note 17)	18,639	17,273
2017 Notes Conversion Derivative (See Note 10)	55,000	—
Other	8,211	10,784
	$86,924	$31,745

10. Derivative Instruments and Hedging Activities
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
Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The cash conversion feature of the 2017 Notes (2017 Notes Conversion Derivative) requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 8 for additional information regarding the 2017 Notes.
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
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands):

	Location on consolidated balance sheet	December 31, 2012
2017 Notes Hedges	Other assets	$62,000
2017 Notes Conversion Derivative	Other liabilities	$55,000

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

Twelve Months Ended
December 31,
2012
2017 Notes Hedges	$5,805
2017 Notes Conversion Derivative	(6,947)
Net loss on changes in fair value	$(1,142)
Interest Rate Hedging
On March 14, 2011, we entered into an interest rate swap intended to hedge our variable interest rate obligations with respect to a portion of the our Senior Credit Facility discussed in Note 8. This interest rate swap is a contract to exchange fixed rate payments for floating rate payments over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Under the terms of the interest rate swap agreement, we received interest on the $50 million notional amount based on one-month LIBOR and we paid a fixed rate of 1.74%. This swap effectively converted $50 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2011 and through February 27, 2015, with the exception of the variability of the rate based on our consolidated leverage ratio.
In accordance with FASB ASC Topic 815, we designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the term loan borrowing, as well as our risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability on the balance sheet. We assessed whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item at inception and will test both retrospectively and prospectively on an ongoing basis. The effective portion of unrealized gains (losses) on the derivative instrument used in the hedging transaction was deferred as a component of accumulated other comprehensive income (AOCI) and was recognized in earnings at the time the hedged item affected earnings. Any ineffective portion of the change in fair value would have been immediately recognized in earnings.
On August 22, 2012, we terminated our Senior Credit Facility and the interest rate swap. Upon termination, we recognized a charge of $1.8 million, which represented the unrealized loss on the derivative instrument that had been previously deferred as a component of AOCI.
This derivative instrument, designated as a cash flow hedge, had the following effect on AOCI in our consolidated balance sheet for the twelve months ended December 31, 2012 (in thousands):

2012
Balance at January 1	$(1,662)
Current period amount of loss recognized in AOCI	(107)
Net amount reclassified into earnings	1,769
Balance at December 31	$—
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At December 31, 2012, we had no foreign currency contracts outstanding.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11. Income Taxes
The components of our income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$1,367	$(15,738)	$24,507
Foreign	7,194	9,083	6,414
Income (loss) before income taxes	$8,561	$(6,655)	$30,921

The components of our provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current (benefit) provision:
U.S.:
Federal	$(2,700)	$2,956	$(11)
State	239	416	1,160
Foreign	1,952	2,085	2,687
Total current (benefit) provision	(509)	5,457	3,836
Deferred provision (benefit):
U.S.:
Federal	3,404	(6,376)	9,166
State	(139)	(1,141)	375
Foreign	521	548	(297)
Total deferred provision (benefit)	3,786	(6,969)	9,244
Total provision (benefit) for income taxes	$3,277	$(1,512)	$13,080

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	0.6%	10.3%	4.0%
Change in valuation allowance	(1.9)%	(1.3)%	1.8%
Research and development credit	—%	8.3%	(2.7)%
Foreign income tax rate differences	(12.1)%	4.5%	(3.5)%
Non-deductible stock-based compensation expense	3.0%	(5.9)%	2.0%
Other non-deductible expenses	2.9%	(4.4)%	5.3%
Tax settlement	—%	(15.6)%	—%
Transaction costs	8.4%	—%	—%
Deferred tax write off	6.9%	(4.6)%	—%
Other, net	(4.5)%	(3.6)%	0.4%
Total	38.3%	22.7%	42.3%

The American Taxpayer Relief Act of 2012 (Act) was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to 2012 is estimated to be approximately $0.5 million, which will be recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant components of our deferred income taxes as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$17,009	$21,759
General business credit carryforward	734	1,892
Reserves and allowances	38,263	40,623
Stock-based compensation expense	7,256	6,456
Convertible debt notes and conversion option	22,173	—
Other	7,244	7,840
Valuation allowance	(14,248)	(14,271)

Total deferred tax assets	78,431	64,299

Deferred tax liabilities:
Depreciation	20,016	23,734
Intangible assets	2,828	2,675
Convertible note bond hedge	21,916	—
Other	8,270	5,029

Total deferred tax liabilities	53,030	31,438

Net deferred tax assets	$25,401	$32,861
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
At December 31, 2012, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $6.2 million, which begin to expire in 2018 and extend through 2029. Additionally, we had general business credit carryforwards of approximately $1.5 million, which begin to expire in 2018 and extend through 2031. At December 31, 2012, we had foreign net operating loss carryforwards of approximately $44.0 million, the majority of which do not expire.
Certain of our U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. We maintain valuation allowances for those net operating losses and tax credit carryforwards that we do not expect to utilize due to these limitations and it is more likely than not that such tax benefits will not be realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2012	$3,688
Additions for tax positions related to current year	933
Additions for tax positions of prior years	504
Reductions for tax positions of prior years	(86)
Settlements	—
Foreign currency translation	35
Balance at December 31, 2012	$5,074

As of December 31, 2012, our liability for unrecognized tax benefits totaled $5.1 million and is recorded in our consolidated balance sheet within “Other liabilities,” and all components, if recognized, would impact our effective tax rate. Our U.S. federal income taxes represent the substantial majority of our income taxes, and our 2009 and 2010 U.S. federal income tax return are currently under examination by the Internal Revenue Service. It is therefore possible that our unrecognized tax benefits could change in the next twelve months.
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

policy election to record this interest as interest expense. As of December 31, 2012, accrued interest related to our unrecognized tax benefits totaled approximately $0.4 million which is recorded in our consolidated balance sheet within “Other liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. and in many foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2007. With few exceptions, we are subject to U.S. federal, state and local income tax examinations for years 2009 through 2011. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
12. Earnings Per Share
FASB ASC Section 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 convertible debt, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units is calculated using the treasury-stock method. The dilutive effect of 2014 convertible debt is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. We determined that for the years ended December 31, 2012, 2011, and 2010, the convertible debt had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. For the year ended December 31, 2012, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock. In addition, 136,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the year ended December 31, 2011, because the effect is anti-dilutive as a result of our net loss.
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted-average number of common shares outstanding — basic	38,769	38,279	37,802
Common stock equivalents	317	—	159
Weighted-average number of common shares outstanding — diluted	39,086	38,279	37,961

The following potential common shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock options	2,854	3,400	3,766
Non-vested shares, restricted stock units, and stock-settled phantom stock units	290	430	621
Convertible debt	633	1,909	6,126
Warrants	11,794	—	—

13. Capital Stock
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 60,296,642 shares of voting common stock available for future issuance at December 31, 2012, of which approximately 6.7 million shares will be issued upon the successful closing of the BioMimetic acquisition.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

14. Stock-Based Compensation Plans
We have three stock-based compensation plans which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Year Ended December 31,
	2012	2011	2010
Total cost of share-based payment plans	$10,932	$9,076	$13,217
Amounts capitalized as inventory and intangible assets	(1,371)	(1,392)	(1,353)
Amortization of capitalized amounts	1,413	1,424	1,313
Charged against income before income taxes	10,974	9,108	13,177
Amount of related income tax benefit recognized in income	(3,767)	(2,946)	(4,410)
Impact to net income	$7,207	$6,162	$8,767
Impact to basic earnings per share	$0.19	$0.16	$0.23
Impact to diluted earnings per share	$0.18	$0.16	$0.23

As of December 31, 2012, we had $18.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.7  years.
Equity Incentive Plans.
On December 7, 1999, we adopted the 1999 Equity Incentive Plan, which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, May 12, 2005 and May 14, 2008 and amended on October 23, 2008. The 1999 Equity Incentive Plan expired December 7, 2009. The 2009 Equity Incentive Plan (the Plan) was adopted on May 13, 2009, which was subsequently amended and restated on May 13, 2010. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 11,917,051 shares of common stock, of which full value awards (such as non-vested shares) are limited to 2,729,555 shares. Under the Plan, stock based compensation awards generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. All of the options issued under the plan expire after 10 years. These awards are recognized on a straight-line basis over the requisite service period, which is generally 4 years. As of December 31, 2012, there were 1,588,329 shares available for future issuance under the Plan, of which full value awards are limited to 321,412 shares.
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
The weighted-average grant date fair value of stock options granted to employees in 2012, 2011, and 2010 was $7.92 per share, $5.97 per share, and $7.11 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.5% - 1.0%	1.0% - 2.0%	2.1% - 2.2%
Expected option life	6 years	6 years	6 years
Expected price volatility	40%	39%	40%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our stock option activity during 2012 is as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value* ($000’s)
Outstanding at December 31, 2011	2,760	$23.23
Granted	803	21.19
Exercised	(88)	17.57
Forfeited or expired	(293)	22.70
Outstanding at December 31, 2012	3,182	$22.92	5.3	$3,246
Exercisable at December 31, 2012	2,056	$24.72	3.2	$1,413
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2012, and the exercise price of the shares. The market value as of December 31, 2012 is $20.99 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2012.

The total intrinsic value of options exercised during 2012, 2011, and 2010 was $0.3 million, $0.1 million, and $0.6 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2012, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.00 — $16.00	423	7.6	$15.46	159	$15.45
$16.01 — $24.00	1,591	6.5	21.12	729	21.40
$24.01 — $35.87	1,168	2.4	28.06	1,168	28.06
	3,182	5.2	$22.92	2,056	$24.72
Inducement Stock Options.
During 2011, we granted 610,000 stock options under an inducement stock option agreement with an exercise price of $16.03 to induce Robert J. Palmisano to commence employment with us as our Chief Executive Officer. These options vest over a three-year service period. We also granted 30,000 stock options with an exercise price of $18.33 to Julie Tracy, Senior Vice President, Chief Communications Officer, and 65,000 stock options with an exercise price of $16.23 to James Lightman, Senior Vice President, General Counsel, and Secretary, under inducement stock option agreements. During 2012, we granted 50,000 stock options with an exercise price of $17.35 to induce Daniel Garen to commence employment with us as our Senior Vice President and Chief Compliance Officer and 184,500 stock options with an exercise price of $21.24 to Pascal E. R. Girin, Executive Vice President and Chief Operating Officer. These options have substantially the same terms as grants made under the Plan.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our inducement grant stock option activity during 2012 is as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value* ($000’s)
Outstanding at December 31, 2011	705	$16.15
Granted	235	20.41
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2012	940	$17.21	8.8	$3,597
Exercisable at December 31, 2012	227	$16.12	8.6	$1,106
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2012, and the exercise price of the shares. The market value as of December 31, 2012 is $20.99 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2012.

A summary of our stock options outstanding and exercisable at December 31, 2012, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.00 — $16.00	422	7.6	$15.46	159	$15.45
$16.01 — $24.00	2,531	7.4	19.67	957	20.15
$24.01 — $35.87	1,168	2.4	28.06	1,168	28.06
	4,121	6.0	$21.62	2,284	$23.87

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
Under the Plan, we granted 298,000, 483,000, and 588,000 non-vested shares of common stock, stock settled phantom stock units and restricted stock units to employees with weighted-average grant-date fair values of $21.26 per share, $15.52 per share, and $18.34 per share during 2012, 2011, and 2010, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2012, we granted a negligible amount of non-vested shares to non-employees. During 2011 and 2010, we granted certain independent distributors and other non-employees non-vested shares of common stock of 28,000 and 5,000 shares at a weighted-average grant date fair values of $15.27 per share and $18.20 per share, respectively.
A summary of our non-vested shares of common stock activity during 2012 is as follows:

	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value* ($000’s)
Non-vested at December 31, 2011	1,027	$17.08
Granted	298	21.26
Vested	(426)	18.02
Forfeited	(85)	17.21
Non-vested at December 31, 2012	814	$18.10	$17,082
___________________

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

*
The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2012. The market value as of December 31, 2012 is $20.99 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2012.

The total fair value of shares vested during 2012, 2011 and 2010 was $8.9 million, $6.9 million and $6.3 million, respectively.
Employee Stock Purchase Plan.
On May 30, 2002, our shareholders approved and adopted the 2002 Employee Stock Purchase Plan (the ESPP). The ESPP authorizes us to issue up to 200,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees approximately 25,000, 26,000, and 28,000 shares in 2012, 2011, and 2010, respectively, with weighted-average fair values of $5.93, $4.92, and $5.41 per share, respectively. As of December 31, 2012, there were 17,725 shares available for future issuance under the ESPP. During 2012, 2011, and 2010, we recorded nominal amounts of non-cash, stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.1% - 0.2%	0.3% - 0.4%	0.6% - 0.9%
Expected option life	6 months	6 months	6 months
Expected price volatility	40%	39%	40%

15. Employee Benefit Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan was $1.8 million in 2012, 2011 and 2010.
16. Restructuring
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
Charges associated with the restructuring are presented in the following table. All of the following amounts were recognized within “Restructuring charges” in our consolidated statement of operations, with the exception of the excess and obsolete inventory charges, which were recognized within "Cost of sales - restructuring."

(in thousands)	Year Ended	Cumulative Charges as of
	December 31, 2012	December 31, 2012
Severance and other termination benefits	$38	$5,454
Contract terminations	125	6,102
Non-cash asset impairment charges	223	2,676
Excess and obsolete charges	435	2,906
Legal and professional fees	205	508
Other	562	818
Total restructuring charges	$1,588	$18,464

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Activity in this Cost Improvement restructuring liability for the year ended December 31, 2012, is presented in the following table (in thousands):

Beginning balance	$1,948
Charges:
Severance and other termination benefits	38
Contract terminations	125
Legal and professional fees	205
Other	562
Total Charges	930

Payments:
Severance and other termination benefits	(1,443)
Contract terminations	(357)
Legal and professional fees	(259)
Other	(759)
Total Payments	(2,818)

Changes in foreign currency translation	9
Cost Improvement restructuring liability at December 31, 2012	$69
17. Commitments and Contingencies
Operating Leases. We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $11.6 million, $12.3 million, and $11.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, in 2011, as a result of our restructuring efforts, we recorded approximately $0.4 million for terminations of operating leases. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2012 (in thousands):

2013	$9,360
2014	5,861
2015	2,240
2016	602
2017	567
Thereafter	325
$18,955

Purchase Obligations. We have entered into certain supply agreements for our products, which include minimum purchase obligations. During the year ended December 31, 2012, we paid immaterial amounts under those supply agreements. During the years ended December 31, 2011, and 2010, we paid approximately $7.7 million and $6.1 million, respectively, under those supply agreements. At December 31, 2012, we have immaterial obligations for minimum purchases under those supply agreements.
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2012. These future payments are subject to foreign currency exchange rate risk.
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
On September 29, 2010, WMT entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey Court charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The court deferred prosecution of the criminal complaint

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

during the term of the DPA and the USAO agreed that if WMT complied with the DPA's provisions, the USAO would seek dismissal of the criminal complaint.
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
On October 4, 2012, the USAO issued a press release announcing that the amended DPA had expired on September 29, 2012, that it had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the DPA, and that the Court had ordered dismissal of the complaint on October 4, 2012.
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
During 2012, Bonutti Skeletal Innovations, LLC filed a patent infringement lawsuit against us in the District of Delaware. Bonutti originally alleged that Wright's Link Sled Prosthesis infringes U.S. Patent 6,702,821. Wrights distributes the Link Sled Prosthesis under a June 1, 2008 distribution agreement with LinkBio Corp. In January 2013, Bonutti amended its complaint, alleging that Wright's ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that Wright's ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which issued October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. We do not believe the initial complaint will have a material adverse impact to our consolidated financial position or results of operations. We are currently evaluating the additional allegations filed in January and plan to vigorously defend these allegations.
Product Liability. We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2010, we began offering a cobalt-chrome version of our PROFEMUR®

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the third quarter of 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $23 million to $37 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $23.3 million to be incurred over the next four years, which represents the low-end of our estimated aggregate range of loss. We have classified $4.7 million of this liability as current in “Accrued expenses and other current liabilities” and $18.6 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years. We maintain insurance coverage, and thus have recorded an estimate of the probable recovery of approximately $4.0 million related to open claims within “Other current assets” and $7.4 million related to open claims within "Other assets" on our condensed consolidated balance sheet.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products. The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, as further discussed in Part I Item 3 of this Annual Report. The number of claims continues to increase, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products, and we intend to vigorously defend ourselves in these matters. We are currently accounting for these claims in accordance with our standard product liability accrual methodology on a case by case basis. Management does not believe that the outcome of the currently reported claims will have a material adverse effect on our consolidated financial positions or results of operations. However, we are unable to estimate the impact of future potential claims.
Future revisions in our estimates of these provisions could materially impact our results of operations and financial position. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. We have maintained product liability insurance coverage on a claims-made basis. During the third quarter of 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims related to our CONSERVE® metal-on-metal hip products and which allege certain types of injury (CONSERVE® Claims) would be covered under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that at this time it disputes the carrier's selection of available policy years.
Our products liability insurance coverage was renewed on August 15, 2012. However, the renewed policies contain an exclusion for loss arising out of all metal-on-metal hip replacement systems. This exclusion, for reasons explained above, does not affect coverage for future CONSERVE® Claims.
During the fourth quarter of 2012, we recorded a receivable of approximately $5.8 million for the probable insurance recovery of spending to date in excess of our aggregate retention in certain claim years. This spending primarily relates to defense and settlement costs associated with PROFEMUR® Claims and defense costs associated with CONSERVE® Claims. If our primary carrier were to assert that PROFEMUR® Claims fall under the policy year the first such claim was made, i.e., the same position as has been asserted for CONSERVE® Claims, then we would expect to recognize an additional insurance receivable and recover certain previously recorded defense and settlement costs.
Our renewed products liability insurance policies contain an exclusion for loss arising out of PROFEMUR® long titanium modular necks. In the absence of any specific coverage position relating to PROFEMUR® Claims, we are unable to determine what effect, if any, the exclusion will have on coverage for any such future claims.
Employment Matters. In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We are vigorously defending these lawsuits. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.
Other. We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of December 31, 2012.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
18. Segment Data
Until December 31, 2011, we operated our business as one operating segment, orthopaedics products, which included the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction. During the first quarter of 2012, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as two reportable business segments based on the two primary markets that we operate within: Extremities and OrthoRecon. The following information is presented as if we managed our operations as two segments for the years ended December 31, 2011 and 2010.
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
Management measures segment profitability using an internal performance measure that excludes non-cash, stock-based compensation expense, restructuring charges, costs associated with the deferred prosecution agreement, charges associated with distributor conversions and related non-competes, due diligence and transaction costs, charges related to certain employee matters, changes in estimates associated with the Company's product liability provisions, and inventory step-up amortization associated with acquisitions. Assets in the OrthoRecon and Extremities segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, property, plant and equipment, and assets associated with income taxes.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Net sales of orthopaedic products by product line and information by geographic region are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
OrthoRecon
Hip	$150,550	$173,201	$176,687
Knees	114,896	123,988	128,854
Other	4,225	5,005	4,943
Total OrthoRecon	269,671	302,194	310,484

Extremities
Foot and Ankle	122,897	107,734	97,971
Upper Extremity	24,977	27,742	26,519
Biologics	60,495	69,409	79,231
Other	5,736	5,868	4,768
Total Extremities	214,105	210,753	208,489

Total Sales	$483,776	$512,947	$518,973

	Year Ended December 31,
	2012	2011	2010
United States	$275,686	$295,944	$309,983
Europe	92,750	100,739	102,431
Other	115,340	116,264	106,559
Total	$483,776	$512,947	$518,973

	December 31,
	2012	2011
Long-lived assets:
United States	$114,576	$131,745
Europe	9,644	12,226
Other	14,022	16,313
Total	$138,242	$160,284

Our subsidiary in Japan represented approximately 12%, 13%, and 11% of our total net sales in 2012, 2011, and 2010, respectively. No other single foreign country accounted for more than 10% of our total net sales during 2012, 2011, or 2010.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Selected financial information related to our segments is presented below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31, 2012
	OrthoRecon	Extremities	Corporate	Total
Sales	$269,671	$214,105	$—	$483,776
Depreciation expense	23,928	11,386	2,961	38,275
Amortization expense	334	2,409	—	2,743
Segment operating income	33,527	49,481	(51,129)	31,879
Other:
Non-cash, stock-based compensation				(10,974)
Gain on sale of intellectual property				15,000
DPA related				(6,593)
Restructuring charges				(1,588)
Due diligence and transaction costs				(1,798)
Product liability insurance recovery for previously recognized defense costs				2,432
Distributor conversion charges				(4,056)
Inventory step-up amortization				(158)
Operating income				24,144
Interest expense, net				10,188
Other expense, net				5,395
Income before income taxes				$8,561
Capital expenditures	$5,582	$7,056	$6,685	$19,323
Total Assets	$280,594	$196,737	$476,122	$953,453

	Year ended December 31, 2011
	OrthoRecon	Extremities	Corporate	Total
Sales	$302,194	$210,753	$—	$512,947
Depreciation expense	26,070	10,876	3,281	40,227
Amortization expense	458	2,412	—	2,870
Segment operating income	60,895	46,989	(49,139)	58,745
Other:
Non-cash, stock-based compensation				(9,108)
DPA related				(12,920)
Restructuring charges				(16,876)
Employment matters				(2,017)
Product liability provision				(13,199)
Inventory step-up amortization				(32)
Operating income				4,593
Interest expense, net				6,529
Other expense, net				4,719
Loss before income taxes				$(6,655)
Capital expenditures	$19,031	$12,926	$15,000	$46,957
Total Assets	$303,018	$191,718	$259,844	$754,580

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Year ended December 31, 2010
	OrthoRecon	Extremities	Corporate	Total
Sales	$310,484	$208,489	$—	$518,973
Depreciation expense	24,793	8,723	2,043	35,559
Amortization expense	313	2,398	—	2,711
Segment operating income	55,295	44,700	(37,823)	62,172
Other:
Non-cash, stock-based compensation				(13,177)
DPA related				(10,902)
Restructuring charges				(919)
Operating income				37,174
Interest expense, net				6,123
Other expense, net				130
Income before taxes				$30,921
Capital expenditures	$27,492	$12,846	$8,700	$49,038
Total Assets	$306,245	$180,868	$268,126	$755,239

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

19. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2012 and 2011, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$126,656	$123,280	$110,363	$123,477
Cost of sales	36,806	38,434	35,089	39,649
Cost of sales - restructuring	435	—	—	—
Gross profit	89,415	84,846	75,274	83,828
Operating expenses:
Selling, general and administrative	72,348	72,862	70,851	74,200
Research and development	6,221	6,744	6,612	7,456
Amortization of intangible assets	742	1,254	1,827	1,949
Gain on sale of intellectual property	—	—	—	(15,000)
Restructuring charges	443	710	—	—
Total operating expenses	79,754	81,570	79,290	68,605
Operating income (loss)	$9,661	$3,276	$(4,016)	$15,223
Net income (loss)	$4,561	$710	$(5,339)	$5,352
Net income (loss) per share, basic	$0.12	$0.02	$(0.14)	$0.14
Net income (loss) per share, diluted	$0.12	$0.02	$(0.14)	$0.14

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$135,386	$132,505	$118,184	$126,872
Cost of sales	38,768	41,504	36,185	40,449
Cost of sales - restructuring	—	—	1,900	571
Gross profit	96,618	91,001	80,099	85,852
Operating expenses:
Selling, general and administrative	74,825	70,821	83,581	72,361
Research and development	9,207	7,807	6,769	6,331
Amortization of intangible assets	690	677	721	782
Restructuring charges	—	—	12,132	2,273
Total operating expenses	84,722	79,305	103,203	81,747
Operating income (loss)	$11,896	$11,696	$(23,104)	$4,105
Net income (loss)	$3,592	$6,147	$(16,045)	$1,163
Net income (loss) per share, basic	$0.09	$0.16	$(0.42)	$0.03
Net income (loss) per share, diluted	$0.09	$0.16	$(0.42)	$0.03

Our operating income in 2012 included charges related to the U.S. government inquiries, for which we recognized $2.9 million, $2.1 million, $1.7 million, and a gain of $0.1 million during the first, second, third and fourth quarters of 2012, respectively. In addition, our operating income during the first and second quarters of 2012 included $0.9 million and $0.7 million of restructuring charges related to our cost improvement measures. We recognized $0.8 million, $1.6 million, and $1.7 million in the second, third, and fourth quarters of 2012, respectively, for costs associated with distributor conversions and non-competes. In the fourth quarter of 2012, we recognized $1.8 million for due diligence and transaction costs and a $2.4 million gain for the adjustment to management's estimate associated with our product liability provisions. Net income in 2012 included the after-tax effect of these

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

amounts. In the third and fourth quarters of 2012, net income includes the after tax effects of $0.7 million and $2.1 million non-cash interest expense related to our 2017 Convertible Notes, respectively. Additionally, net income in the third quarter of 2012 includes the after tax effects of $1.8 million loss for the termination of a derivative instrument, $2.7 million charge for the write-off of unamortized deferred financing costs, and $2.3 million gain for mark-to-market adjustments on derivative assets and liabilities. Net income in the fourth quarter of 2012 includes the after tax effects of a $15 million gain on the sale of assets and a $3.5 million loss for mark-to-market adjustments on derivative assets and liabilities.
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
20. Subsequent Event
On January 7, 2013, we completed the acquisition of WG Healthcare Limited, a UK company, for approximately $6.8 million. We acquired the facility, inventory, infrastructure and all other assets associated with the company's foot and ankle business. The two former owners of WG Healthcare Limited have joined Wright Medical as full time employees effective immediately.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2013.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2013.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2013.

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

10.1
Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent. (16)

10.2*	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (6) as amended by First Amendment to the 1999 Plan. (7)

10.3*	Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (8)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (9)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (9)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (9)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (9)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan.(10)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (12)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

10.22*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Lance A. Berry. (14)

10.23*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (14)

10.24*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Eric A. Stookey.(14)

10.25*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Daniel J. Garen.

10.26*	Employment Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (19)

10.27*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Timothy E. Davis, Jr. (14)

10.28*	Separation Pay Agreement dated as of November 29, 2012 between Wright Medical Technology, Inc. and Pascal E.R. Girin.

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (19)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (20)

10.31*	Inducement Stock Option Grant Agreement between Registrant and James A. Lightman dated December 29, 2011(20)

10.32*	Inducement Stock Option Grant Agreement between Registrant and Daniel Garen dated January 30, 2012. (20)

10.33*	Inducement Stock Option Grant Agreement between Registrant and Pascal E.R. Girin dated November 26, 2012.

10.34
Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (15)

10.35	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (15)

10.36	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey. (15)

10.37
Amendment to the Corporate Integrity Agreement dated September 14, 2011, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (18)

10.38
Addendum and Amendment to the Deferred Prosecution Agreement dated September 15, 2011, between Wright Medical Technology, Inc. and the United States Attorney's Office for the District of New Jersey. (18)

10.39†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation. (17)

10.40†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (17)

10.41	Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (21)

10.42	Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (21)

10.43
Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc., and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (21)

10.44	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (21)

10.45	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (21)

10.46	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (21)

10.47	Additional Call Option Transaction Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (22)

10.48
Additional Call Option Transaction Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (22)

10.49
Additional Call Option Transaction Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (22)

10.50	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (22)

10.51	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (22)

10.52	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (22)

10.53††	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC

11	Computation of earnings per share (included in Note 13 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data”).

12	Ratio of Earnings to Fixed Charges.

14	Code of Ethics. (5)

21	Subsidiaries of Wright Medical Group, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) Parenthetical Data to the Consolidated Balance Sheets, (3) the Consolidated Statements of Operations, (4) Parenthetical Data to the Consolidated Statements of Operations, (5) the Consolidated Statements of Comprehensive Income, (6) the Consolidated Statements of Cash Flows (7) the Consolidated Statements of Changes in Stockholders’ Equity and (7) Notes to Consolidated Financial Statements.

_________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008.

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007.

(5)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011.

(6)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(8)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010.

(9)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

(10)	Incorporated by reference to our Registration Statement on Form S-8 filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005.

(12)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010.

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009.

(14)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012.

(15)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010.

(16)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

(17)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011.

(18)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011.

(19)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011.

(20)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011.

(21)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012.

(22)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012.

*	Denotes management contract or compensatory plan or arrangement.

†
Confidential treatment granted under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

††
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
February 21, 2013

Wright Medical Group, Inc.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/s/ Lance A. Berry Lance A. Berry	Chief Financial Officer (Principal Financial Officer )	February 21, 2013

/s/ Julie B. Andrews Julie B. Andrews	Chief Accounting Officer (Principal Accounting Officer )	February 21, 2013

/s/ David D. Stevens David D. Stevens	Director	February 21, 2013

/s/ Gary D. Blackford Gary D. Blackford	Director	February 21, 2013

/s/ Martin J. Emerson Martin J. Emerson	Director	February 21, 2013

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 21, 2013

/s/ Ronald K. Labrum Ronald K. Labrum	Director	February 21, 2013

/s/ John L. Miclot John L. Miclot	Director	February 21, 2013

/s/ Amy S. Paul Amy S. Paul	Director	February 21, 2013

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 21, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

Under date of February 21, 2013, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10–K for the year ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Memphis, Tennessee
February 21, 2013

Wright Medical Group, Inc. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2012	$8,505	$(104)	$232	$8,633
December 31, 2011	$9,464	$622	$(1,581)	$8,505
December 31, 2010	$8,644	$1,073	$(253)	$9,464
Sales returns and allowance:
For the period ended:
December 31, 2012	$513	$(61)	$—	$452
December 31, 2011	$563	$(50)	$—	$513
December 31, 2010	$551	$12	$—	$563

S-1