Form 10-Q
period 2013-03-31
WRIGHT MEDICAL GROUP INC
filed 2013-05-01
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35823
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

As of April 25, 2013, there were 46,703,089 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

•
future actions of the SEC, the United States Attorney's office, the FDA, the Department of Health and Human Services or other U.S. or foreign government authorities that could delay, limit or suspend our development, manufacturing, commercialization and sale of products, or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•
failure to realize the anticipated financial and other benefits from the acquisition of BioMimetic Therapeutics, Inc. or a delay in realization thereof; failure to obtain, or a delay in obtaining, FDA approval of Augment Bone Graft, or a material limitation on the scope of such approval; lower than anticipated market acceptance of, or annual market demand for, Augment Bone Graft;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

•
any actual or alleged breach of the Corporate Integrity Agreement to which we are subject through September 2015, which could expose us to significant liability, including exclusion from Medicare, Medicaid and other federal healthcare programs, potential criminal prosecution, and civil and criminal fines or penalties;

•	new product liability claims;

•	adverse outcomes in existing product liability litigation;

•	inadequate insurance coverage;

•	the possibility of private securities litigation or shareholder derivative suits;

•	demand for and market acceptance of our new and existing products;

•	recently enacted healthcare laws and changes in product reimbursements which could generate downward pressure on our product pricing;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities or inability to capitalize on business development opportunities;

•	product quality or patient safety issues;

•	challenges to our intellectual property rights;

•	geographic and product mix impact on our sales;

•	our inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	inability to realize the anticipated benefits of restructuring initiatives;

•	negative impact of the commercial and credit environment on us, our customers and our suppliers; and

•
the potentially negative effect of our ongoing compliance enhancements on our relationships with customers and on our ability to deliver timely and effective medical education, clinical studies, and new products.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$267,479	$320,360
Marketable securities	12,015	12,646
Accounts receivable, net	101,350	98,636
Inventories	144,783	144,250
Prepaid expenses	15,680	16,090
Deferred income taxes	32,142	30,429
Other current assets	46,383	29,734
Total current assets	619,832	652,145
Property, plant and equipment, net	135,607	138,242
Goodwill	162,078	58,066
Intangible assets, net	180,840	21,294
Marketable securities	11,899	—
Deferred income taxes	2,894	3,167
Other assets	102,597	80,539
Total assets	$1,215,747	$953,453
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,181	$10,342
Accrued expenses and other current liabilities	130,694	65,304
Current portion of long-term obligations	629	786
Total current liabilities	147,504	76,432
Long-term debt and capital lease obligations	260,645	258,504
Deferred income taxes	8,481	8,152
Other liabilities	99,510	86,924
Total liabilities	$516,140	$430,012
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 46,689,455 shares at March 31, 2013 and 39,703,358 shares at December 31, 2012	460	389
Additional paid-in capital	616,428	442,055
Accumulated other comprehensive income	15,821	22,534
Retained earnings	66,898	58,463
Total stockholders’ equity	699,607	523,441
Total liabilities and stockholders’ equity	$1,215,747	$953,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$120,355	$126,656
Cost of sales [1]	38,275	36,806
Cost of sales - restructuring	—	435
Gross profit	82,080	89,415
Operating expenses:
Selling, general and administrative [1]	64,993	72,348
Research and development [1]	6,756	6,221
Amortization of intangible assets	2,097	742
Restructuring charges	—	443
Total operating expenses	73,846	79,754
Operating income	8,234	9,661
Interest expense, net	3,945	1,807
Other (income) expense, net	(5,751)	161
Income before income taxes	10,040	7,693
Provision for income taxes	1,605	3,132
Net income	$8,435	$4,561
Net income per share (Note 9):
Basic	$0.20	$0.12
Diluted	$0.20	$0.12
Weighted-average number of shares outstanding-basic	41,438	38,492
Weighted-average number of shares outstanding-diluted	42,139	38,826

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Cost of sales	$333	$346
Selling, general and administrative	4,103	1,886
Research and development	182	151

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$8,435	$4,561

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(3,487)	186
Unrealized loss on derivative instrument, net of taxes of $3	—	(4)
Reclassification of gain on equity securities, net of taxes of $3,041	(4,757)	—
Unrealized gain on marketable securities, net of taxes $984 and $7, respectively	1,539	11
Minimum pension liability adjustment	(8)	5
Other comprehensive (loss) income	(6,713)	198

Comprehensive income	$1,722	$4,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$8,435	$4,561
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,945	10,344
Stock-based compensation expense	4,618	2,383
Amortization of intangible assets	2,097	742
Amortization of deferred financing costs and debt discount	2,510	214
Deferred income taxes	(569)	(587)
Excess tax benefit from stock-based compensation arrangements	(30)	(3)
Non-cash restructuring charges	—	657
Non-cash adjustments to derivative fair value	2,000	—
Non-cash realized gain on BioMimetic stock (Note 2)	(7,798)	—
Other	(979)	(32)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(2,544)	(3,227)
Inventories	4,951	3,133
Prepaid expenses and other current assets	(20,539)	3,812
Accounts payable	3,060	1,615
Accrued expenses and other liabilities	(9,325)	(4,532)
Net cash (used in) provided by operating activities	(5,168)	19,080
Investing activities:
Capital expenditures	(3,740)	(4,531)
Acquisition of businesses (Note 2)	(40,398)	—
Purchase of intangible assets	(1,340)	—
Sales and maturities of available-for-sale marketable securities	10,602	1,100
Investment in available-for-sale marketable securities	(13,149)	(153)
Proceeds from sale of assets	—	3,000
Net cash used in investing activities	(48,025)	(584)
Financing activities:
Issuance of common stock	1,126	176
Payments of long term borrowings	—	(1,875)
Payments of deferred financing and equity issuance costs	(16)	—
Payments of capital leases	(249)	(280)
Excess tax benefit from stock-based compensation arrangements	30	3
Net cash provided by (used in) financing activities	891	(1,976)
Effect of exchange rates on cash and cash equivalents	(579)	197
Net increase in cash and cash equivalents	(52,881)	16,717
Cash and cash equivalents, beginning of period	320,360	153,642
Cash and cash equivalents, end of period	$267,479	$170,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (SEC).
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year.
The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our domestic and international subsidiaries, all of which are wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of March 31, 2013 and December 31, 2012 due to their short maturities or variable rates.
The $3.8 million of our 2014 convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $3.7 million at March 31, 2013, based on a limited number of trades (Level 1) and does not necessarily represent the value at which the entire 2014 convertible note portfolio can be retired.
The $300 million of our 2017 convertible senior notes are carried at cost. The estimated fair value of the senior notes was approximately $342.6 million at March 31, 2013, which includes the conversion derivative described in Note 7 of the financial statements, based on a quoted price in an active market (Level 1).
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
We use a third-party provider to determine fair values of our available-for-sale debt securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We have controls in place to review the third party provider's qualifications and procedures used to determine fair values and to validate the prices used in their determination of fair value. We classify our investment in U.S. Treasury bills and bonds and corporate equity securities as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. These include U.S. agency debt securities, certificates of deposit, commercial paper, and corporate debt securities.
During the third quarter of 2012, we issued $300 million of 2.00% Convertible Senior Notes. As a result we have recorded a derivative liability for the conversion feature (2017 Notes Conversion Derivative). Additionally, we entered into convertible notes hedging transactions (2017 Notes Hedges) in connection with the convertible note issuance. The 2017 Notes Hedges and the 2017

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011 respectively, we have recorded $0.9 million of contingent liabilities for potential future cash payments related to these transactions as of March 31, 2013. As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration of up to $5.2 million upon the achievement of certain revenue milestones; therefore, we have recorded contingent consideration of approximately $2.1 million as of March 31, 2013. The fair value of the contingent consideration as of March 31, 2013, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in "Other expense, net" in our condensed consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVR) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at March 31, 2013 of $70.1 million was determined using the closing price of the security in the active market (Level 1).
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2013
Assets
Cash and cash equivalents	$267,479	$267,479	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$6,999	$—	$6,999	$—
Certificate of deposit	245	—	245	—
Corporate debt securities	6,966	—	6,966	—
U.S. government debt securities	4,205	4,205	—	—
Commercial paper	5,499	—	5,499	—
Total available-for-sale marketable securities	23,914	4,205	19,709	—

2017 Notes Hedges	73,000	—	—	73,000

Total	$364,393	$271,684	$19,709	$73,000

Liabilities
2017 Notes Conversion Derivative	$68,000	$—	$—	$68,000
Contingent consideration	3,027	—	—	3,027
Contingent consideration (CVRs)	70,120	70,120	—	—

Total	$141,147	$70,120	$—	$71,027

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2012
Assets
Cash and cash equivalents	$320,360	$320,360	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$2,500	$—	$2,500	$—
Corporate debt securities	2,001	—	2,001	—
Total debt securities	4,501	—	4,501	—
Corporate equity securities	8,145	8,145	—	—
Total available-for-sale marketable securities	12,646	8,145	4,501	—

2017 Notes Hedges	62,000	—	—	62,000

Total	$395,006	$328,505	$4,501	$62,000

Liabilities
2017 Notes Conversion Derivative	$55,000	$—	$—	$55,000
Contingent consideration	983	—	—	983
Total	$55,983	$—	$—	$55,983

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2012	Transfers into Level 3	Gain/Losses included in Earnings	Balance at March 31, 2013

2017 Notes Hedges	62,000	—	11,000	73,000

2017 Notes Conversion Derivative	(55,000)	—	(13,000)	(68,000)

Contingent Consideration	(983)	(2,078)	34	(3,027)

2. Acquisition

BioMimetic Therapeutics, Inc.
On March 1, 2013, we completed the acquisition of BioMimetic, a public company specializing in the development and commercialization of innovative products to promote the healing of musculoskeletal injuries and diseases, including therapies for orthopedic, sports medicine and spine applications. The transaction combines BioMimetic's biologics platform and pipeline with our established sales force and product portfolio, to further accelerate growth opportunities in our Extremities business. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
Under the terms of the Agreement and Plan of Merger, each share of BioMimetic common stock was canceled and converted into the right to receive: (1) $1.50 in cash; (2) 0.2482 of a share of our common stock; and (3) one tradable Contingent Value Right (CVR). Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. In addition, each holder of a BioMimetic stock option, whether such stock option was vested or unvested, was permitted to elect for all or any portion of such stock option to be exercised in full or on a net basis, by agreeing (if exercised on a net basis) to exchange in the merger the shares of BioMimetic stock subject to such stock option being exercised, and, in connection with such exchange, relinquish a portion of the merger consideration otherwise payable pursuant to such shares. On the completion of the merger, any such stock option that was not exercised was assumed by us and converted into a stock option at a conversion rate of .522106 to acquire a number of shares of our common stock (rounded to the nearest whole share).

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value of consideration transferred is as follows (in thousands):

Fair value of Wright shares issued at an exchange ratio of 0.2482 shares of Wright for one share of BioMimetic(1)	$165,893
Cash transferred (2)	41,336
Contingent Value Rights (3)	70,120
Value of previously vested BioMimetic stock options converted into Wright stock options (at specified exchange ratio) (4)	2,868
Withholding tax component related to BioMimetic exercised stock options (merger consideration tendered to cover remaining unpaid value of employees' portion) (5)	2,419
Fair value of Wright's investment in BioMimetic held before the merger (6)	10,676
Total value of considerations transferred	$293,312

(1)
The fair value of our shares of $165,893 was calculated by multiplying the (a) BioMimetic shares outstanding as of February 28, 2013, 28.3 million shares, less our prior investment in BioMimetic of 1.13 million shares, and (b) the BioMimetic shares issued for exercises of BioMimetic stock options immediately prior to the merger, 1.1 million shares, by (c) the exchange ratio of 0.2482 and (d) $23.83, the closing trading price of our common stock on March 1, 2013. The fair value of the Wright shares was offset by the value of the stock component of merger consideration that would have been received by option holders of 0.2 million BioMimetic stock options. These BioMimetic stock options were exercised immediately prior to the merger, but were tendered, along with the associated CVRs, to BioMimetic to cover $1.4 million of the total employee portion of the statutory withholding tax.

(2)
The cash transferred of $41,336 was calculated by multiplying the (a) BioMimetic shares outstanding as of February 28, 2013, 28.3 million shares, less our prior investment in BioMimetic of 1.13 million shares and (b) the BioMimetic shares issued for exercises of BioMimetic stock options immediately prior to the merger, 1.1 million shares, by (c) $1.50 per share to be received by BioMimetic stockholders. The cash component of merger consideration was offset by the value of the cash component of merger consideration that would have been received by option holders to cover $1.0 million of the total employee portion of the statutory withholding tax.

(3)
Each CVR entitles its holder to receive an additional $3.50 per share upon approval by the FDA of Augment® Bone Graft; an additional $1.50 per share the first time aggregate sales of specified products exceed $40 million during a consecutive 12 month period and an additional $1.50 per share the first time aggregate sales of specified products exceed $70 million during a consecutive 12 month period. The CVRs are publically traded and will terminate on the earlier of the six year anniversary of the completion of the merger or the payment date for the second product sales milestone.

The fair value assigned to the CVRs and the associated liability related to payments under the contingent value rights agreement of $70.5 million is based upon the CVRs' market opening price of $2.50 per CVR as of March 4, 2013, the first day of trading of the CVRs, and quantity of CVRs issued. The fair value of the CVRs was offset by the value of the CVR component of merger consideration that would have been received by option holders of 0.2 million BioMimetic stock options. This value was tendered along with the stock options to cover $1.4 million of the total employee portion of the statutory withholding tax.
The fair value of the CVR at March 31, 2013 of $70.1 million is recorded in the "Accrued expenses and other current liabilities" line of the condensed consolidated statement of operations. The fair value of the CVRs and the associated liability related to payments under the CVR agreement are remeasured at the end of each reporting period based on the closing trading price on the last business day of the period and the number of CVRs outstanding as of that date. Changes in fair value are recognized in results of operations.

(4)
In accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 805, Business Combinations, the consideration transferred by us for BioMimetic includes $2.9 million for the fair value of certain BioMimetic stock options attributable to precombination service.

For purposes of calculating the consideration transferred, the fair value based measure of the BioMimetic vested options was determined on a grant-by-grant basis using the Black-Scholes option pricing model with the following assumptions: (i) the closing market price of BioMimetic common stock of $9.49 on February 28, 2013; (ii) an expected remaining life considering the original expected life for the options, the remaining service period and the contractual life of the option as of March 1, 2013; (iii) volatility based on a blend of the historical stock price volatility of common stock over the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

most recent period equivalent to the expected life of the options; and (iv) the risk-free interest rate based on published U.S. Treasury yields for notes with comparable terms as the expected life of the options. The fair value measurement of our replacement options was completed using the same assumptions except the closing market price of our common stock of $23.83 on March 1, 2013 was used instead of the BioMimetic common stock closing price.

(5)
The withholding tax component of $2.4 million represents the merger consideration tendered to BioMimetic in connection with the exercise of 0.2 million BioMimetic stock options, immediately prior to the merger, to cover the employee portion of the statutory withholding tax, consisting of the sum of (1) the value of the stock component of merger consideration, along with the associated CVRs, to cover $1.4 million of the statutory withholding tax and (2) the cash component of merger consideration that would have been received by option holders to cover $1.0 million of the withholding tax.

(6)
As of February 28, 2013, we held 1.13 million shares of BioMimetic as an available-for-sale (AFS) marketable security carried at an aggregate fair value of $10.7 million based on the closing market price of BioMimetic common stock of $9.49. The cumulative unrealized gain on this investment based on the fair value determined at closing was recognized as a gain of $7.8 million. This gain was recorded in "Other (income) expense, net" in the condensed consolidated statement of operations for the three months ended March 31, 2013.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in thousands):

Cash and cash equivalents	$10,578
Marketable securities	16,882
Accounts receivables	1,595
Inventories	4,418
Prepaid and other current assets	4,234
Property, plant and equipment	2,976
Intangible assets	157,126
Deferred tax asset - current	305
Other long-term assets	1,133
Accounts payable and accrued liabilities	(5,478)
Capital leases	(118)
Deferred tax liability - noncurrent	(424)
Other liabilities	(2)
Net assets acquired	$193,225

Goodwill	$100,087
The purchase price allocation is considered preliminary and is subject to revision when the deferred tax adjustments and the valuations of inventory, property, plant and equipment, and intangible assets are finalized upon receipt of the final valuation report for those assets from a third party valuation expert.
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of BioMimetic. The goodwill is not expected to be deductible for tax purposes. The $100.1 million of goodwill has been assigned to our Extremities segment.
Of the $157.1 million of acquired intangible assets, $1.6 million was preliminarily assigned to acquired technology (14 year useful life), $10.5 million was preliminarily assigned to trademarks (indefinite useful life), $1.6 million was preliminarily assigned to non-compete agreement (2 year useful life), and $143.4 million  was preliminarily assigned to in process research & development (IPR&D) (indefinite useful life).

The contractual value of accounts receivables approximates fair value. Prepaid and other current assets includes $3.5 million, which represents the fair value of a contingent gain associated with disputed provisions of a license agreement with Luitpold.
We incurred $3.9 million of transaction costs related to this acquisition, which are recorded in selling, general and administrative expenses for the three months ended March 31, 2013.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The acquired business contributed revenues of $288,000 and operating loss of $1.6 million to our consolidated results from the date of acquisition through March 31, 2013. Additionally, our consolidated results include $7.5 million of transaction and transition expenses recognized in the three months ended March 31, 2013.
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2012:

	Pro Forma Three Months Ended March 31, 2013	Pro Forma Three Months Ended March 31, 2012
Revenue	$120,970	$127,122
Net Income (Loss)	$16,519	$(13,998)
EPS - Basic	$0.40	$(0.31)
EPS - Diluted	$0.39	$(0.31)
The pro forma net loss for the three months ended March 31, 2012 also includes non-recurring items for the (a) $7.8 million gain on remeasurement of Wright's previously held investment in BioMimetic, (b) $2.2 million of stock-based compensation expense related to the incremental fair value of replacement awards attributed to precombination service, (c) $6.6 million of stock-based compensation expense related to the acceleration of vesting of previously unvested BioMimetic awards exercised in connection with the acquisition, (d) $0.2 million of compensation expense related to retention agreements for which employees have no further service commitments to obtain the payments, (e) $0.6 million of severance expense directly attributable to the acquisition, and (f) $1.8 million of transaction costs incurred by BioMimetic and Wright.
WG Healthcare Limited
On January 7, 2013, we completed the acquisition of WG Healthcare Limited, a UK company (WG Healthcare), for approximately $7.6 million, plus additional contingent consideration with a estimated fair value of $2.2 million to be paid over the next five years subject to the achievement of certain revenue milestones. We acquired the facility, inventory, infrastructure and all other assets and liabilities associated with WG Healthcare's foot and ankle business.
The operating results from this acquisition are included in the consolidated financial statements from the acquisition date. The two former owners of WG Healthcare have joined Wright Medical as full time employees.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash	$458
Accounts receivable	1,052
Inventory	1,640
Property, plant and equipment	330
Intangible assets	4,748
Accounts payable	(1,550)
Deferred tax liability - current	(43)
Deferred tax liability - noncurrent	(1,139)
Total net assets acquired	$5,496

Goodwill	$4,341
Of the $4.7 million of acquired intangible assets, $1.9 million was assigned to trademarks (indefinite life), $0.8 million was assigned to completed technology (7 year life), $0.3 million was assigned to non-compete agreements (3 year life), and $1.7 million was assigned to customer relationships (15 year life).
Our condensed consolidated results of operations would not have been materially different than reported results had the WG Healthcare acquisition occurred at the beginning of 2012.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3. Inventories
Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$8,755	$7,617
Work-in-process	17,529	14,316
Finished goods	118,499	122,317
	$144,783	$144,250

4. Marketable Securities
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
As of March 31, 2013 and December 31, 2012, we had current marketable securities totaling $12.0 million and $12.6 million, respectively, consisting of investments in corporate and agency bonds and certificates of deposits, commercial paper, and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $11.9 million as of March 31, 2013 consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At March 31, 2013
Available-for-sale marketable securities
U. S. agency debt securities	$7,001	$—	$(2)	$6,999
Certificate of deposit	245	—	—	245
Corporate debt securities	6,970	—	(4)	6,966
U.S. government debt securities	4,205	—	—	4,205
Commercial paper	5,497	2	—	5,499
Total available-for-sale marketable securities	23,918	2	(6)	23,914

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2012
Available-for-sale marketable securities
U.S. agency debt securities	$2,500	—	$—	$2,500
Corporate debt securities	2,000	1	—	2,001
Total debt securities	$4,500	$1	$—	$4,501

Corporate equity securities	$2,878	$5,267	$—	$8,145

Total available-for-sale marketable securities	$7,378	$5,268	$—	$12,646

The maturities of available-for-sale debt securities at March 31, 2013 are as follows:

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$12,013	$12,015
Due after one year through two years	8,404	8,399
Due after two years	$3,501	$3,500
	$23,918	$23,914

5. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Property, plant and equipment, at cost	$352,554	$351,997
Less: Accumulated depreciation	(216,947)	(213,755)
	$135,607	$138,242

6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Capital lease obligations	$672	$805
2017 convertible senior notes	256,834	254,717
2014 convertible senior notes	3,768	3,768
	261,274	259,290
Less: current portion	(629)	(786)
	$260,645	$258,504
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The cash conversion feature of the 2017 Notes, (2017 Notes Conversion Derivative), requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three months ended March 31, 2013 the Company recorded $2.1 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	March 31, 2013	December 31, 2012
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(43,166)	(45,283)
Net carrying amount of 2017 Notes	$256,834	$254,717

We entered into convertible note hedging transactions (2017 Notes Hedges) in connection with the issuance of the 2017 Notes with three counterparties (the Option Counterparties).  The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 7 for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.

We also entered into warrant transactions in which we sold warrants for an aggregate of 11.8 million shares of our common stock to the Option Counterparties, subject to adjustment. The strike price of the warrants was initially $29.925 per share, which was 50% above the last reported sale price of our common stock on August 22, 2012.  The warrants are net-share settled and are exercisable over the 100 trading day period beginning on November 15, 2017. The warrant transactions will have a dilutive effect to the extent that the market value per share of our common stock during such period exceeds the applicable strike price of the warrants.

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of March 31, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.

7. Derivative Instruments and Hedging Activities
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
Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The cash conversion feature of the 2017 Notes (2017 Notes Conversion Derivative) requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 6 for additional information regarding the 2017 Notes.
We also entered into the 2017 Notes Hedges in connection with the issuance of the 2017 Notes with the Option Counterparties.  The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2017 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	March 31, 2013
2017 Notes Hedges	Other assets	$73,000
2017 Notes Conversion Derivative	Other liabilities	$68,000
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

Three Months Ended
March 31,
2013
2017 Notes Hedges	$11,000
2017 Notes Conversion Derivative	(13,000)
Net loss on changes in fair value	$(2,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At March 31, 2013, we had no foreign currency contracts outstanding.

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2013, are as follows (in thousands):

	OrthoRecon	Extremities	Total
Goodwill at December 31, 2012	$25,652	$32,414	$58,066
Goodwill associated with acquisitions (see Note 2)	—	104,428	104,428
Foreign currency translation	(90)	(326)	(416)
Goodwill at March 31, 2013	$25,562	$136,516	$162,078

The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD Technology	$143,704		$278
Tradename	13,981		1,658
Total indefinite life intangibles	157,685		1,936

Finite life intangibles
Distribution channels	20,944	20,186	21,482	20,668
Completed technology	13,336	5,732	10,991	5,457
Licenses	5,694	2,997	5,705	2,898
Customer relationships	5,481	1,984	3,888	1,866
Trademarks	1,336	956	1,336	934
Non-compete agreements	12,888	5,411	10,955	3,994
Other	2,171	1,429	2,171	1,353
Total finite life intangibles	61,850	$38,695	56,528	$37,170

Total intangibles	219,535		58,464
Less: Accumulated amortization	(38,695)		(37,170)
Intangible assets, net	$180,840		$21,294

Based on total finite life intangible assets held at March 31, 2013, we expect to amortize approximately $7.7 million for the full year of 2013, $5.3 million in 2014, $2.9 million in 2015, $2.2 million in 2016, and $2.0 million in 2017. This does not include the potential amortization of the IPR&D Technology that will begin being amortized upon approval of Augment® Bone Graft.

9. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and warrants is calculated using the treasury-stock method. The dilutive effect of 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three month period ended March 31, 2013, the 2014 Notes had a dilutive effect on earnings per share and we therefore included it in the dilutive shares calculation. During the three months ended March 31, 2012, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. During the three month period ended March 31, 2013, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Weighted-average number of shares outstanding, basic	41,438	38,492
Common stock equivalents	701	334
Weighted-average number of shares outstanding, diluted	42,139	38,826

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	2,723	3,077
Non-vested shares, restricted stock units, and stock-settled phantom stock units	—	—
Convertible debt	—	891
Warrants	11,794	—

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
On September 29, 2010, our wholly owned subsidiary, Wright Medical Technology, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey (Court) charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The Court deferred prosecution of the criminal complaint during the term of the DPA and the USAO agreed that if WMT complied with the DPA's provisions, the USAO would seek dismissal of the criminal complaint.
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
In 2012, Bonutti Skeletal Innovations, LLC filed a patent infringement lawsuit against us in the District of Delaware. Bonutti originally alleged that our Link Sled Prosthesis infringes U.S. Patent 6,702,821. We distribute the Link Sled Prosthesis under a June 1, 2008 distribution agreement with LinkBio Corp. In January 2013, Bonutti amended its complaint, alleging that our ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that Wright's ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. Wright has responded to the amended complaint and is vigorously defending these allegations. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. We do not believe the complaint will have a material adverse impact to our consolidated financial position or results of operations.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we had reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the third quarter of 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $22 million to $35 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $22.5 million to be incurred over the next four years, which represents the low-end of our estimated aggregate range of loss. We have classified $5.0 million of this liability as current in “Accrued expenses and other current liabilities” and $17.5 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years.
We have maintained product liability insurance coverage on a claims-made basis. During the first quarter of 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but has notified the carrier that at this time it disputes the carrier's selection of available policy years. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we have increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013. As of March 31,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2013, our insurance receivable related to Modular Neck Claims totals $36.5 million, which consists of $22.5 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $14.0 million for previously recorded defense and settlement costs. We have classified $19.0 million within current receivables, and the remaining $17.5 million within long-term receivables.
Our insurance coverage for the Modular Neck Claims is limited to $40.0 million. As we continue to incur defense costs associated with Modular Neck Claims, we will recognize additional insurance recovery, up to our $40 million limitation. Further, it is possible that settlements in excess of the low-end of our estimated range of loss on current and future claims result in liability in excess of our insurance limitation.
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
We have maintained product liability insurance coverage on a claims-made basis. During the third quarter of 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims related to our CONSERVE® metal-on-metal hip products and which allege certain types of injury (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that at this time it disputes the carrier's selection of available policy years and its characterization of the CONSERVE® Claims as a single occurrence.
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of March 31, 2013, this receivable totaled $3.7 million, and is solely related to defense costs incurred through March 31, 2013. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year and the number of occurrences.
We are currently accounting for metal-on-metal claims in accordance with our standard product liability accrual methodology on a case by case basis. Management is unable to estimate the ultimate impact of current claims and future potential claims. Future revisions in our estimates of these provisions could materially impact our results of operations and financial position. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate.
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
Other
We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of March 31, 2013.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.
Gain Contingency
In connection with the acquisition of BioMimetic in March 2013, we recognized a receivable for the fair value of a contingent gain associated with disputed provisions of a license agreement with Luitpold of $3.5 million.  In April 2013, we settled the dispute for $3.5 million.

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
Management measures segment profitability using an internal performance measure that excludes restructuring charges, costs associated with the deferred prosecution agreement, inventory step-up amortization, charges associated with distributor conversions and related non-competes, changes in estimates associated with our product liability provisions, non-cash interest expense on the 2017 Notes, due diligence and transaction costs, gain on previously held stock, and the derivatives mark to market adjustment. Assets in the OrthoRecon and Extremities segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, property, plant and equipment, and assets associated with income taxes.
Selected financial information related to our segments is presented below for the three months ended March 31, 2013 and 2012 (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Sales	$64,062	$73,783	$56,293	$52,873	$—	$—	$120,355	$126,656
Depreciation expense	5,322	6,397	2,889	2,864	734	1,083	8,945	10,344
Amortization expense	45	134	760	608	—	—	805	742
Segment operating income	$7,478	$14,320	$8,546	$13,686	$(16,815)	$(14,551)	$(791)	$13,455
Other:
Restructuring							—	(878)
DPA related							(1,096)	(2,868)
Inventory step-up amortization							(108)	(48)
Distributor conversion and non-compete charges							(1,649)	—
Product liability insurance recovery							19,376	—
BioMimetic acquisition transaction and transition expenses							(7,498)	—
Operating income							8,234	9,661
Interest expense, net							3,945	1,807
Other (income) expense, net							(5,751)	161
Income before income taxes							$10,040	$7,693
Capital expenditures	$916	$1,894	$1,159	$2,173	$1,665	$464	$3,740	$4,531

Total assets by business segment as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	OrthoRecon		Extremities		Corporate		Total
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Total assets	$274,691	$280,594	$486,248	$196,737	$454,808	$476,122	$1,215,747	$953,453

Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Japan and other parts of Asia, Latin America, Australia and Canada). The following table presents net sales by geographic area for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
Geographic	March 31, 2013	March 31, 2012	% change
United States	$67,805	$70,062	(3.2%)
Europe	25,168	25,543	(1.5%)
Other	27,382	31,051	(11.8%)
Total net sales	$120,355	$126,656	(5.0%)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three month period ended March 31, 2013. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A.
Executive Overview
Company Description. We are a global orthopaedic medical device company operating as two reportable business segments based on the two primary markets that we operate within: Extremities and OrthoRecon. We specialize in the design, manufacture and marketing of devices and biologic products for extremity, hip, and knee repair and reconstruction.
Our Extremities segment includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Our extensive foot and ankle product portfolio, our approximately 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in us being a recognized leader in the foot and ankle market. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients.
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
Significant Quarterly Business Developments. Net sales decreased 5.0% in the first quarter of 2013 to $120.4 million, compared to net sales of $126.7 million in the first quarter of 2012 driven primarily by the impact of U.S. OrthoRecon customer losses during 2012, price decreases in Japan that were effective in the second quarter of 2012, and unfavorable currency exchange rates, partially offset by an 18% increase in global foot and ankle sales. In the first quarter of 2013, we recorded net income of $8.4 million, compared to net income of $4.6 million for the first quarter of 2012.
Items favorably impacting net income in the first quarter of 2013 as compared to the first quarter of 2012 included:

•	a $0.9 million ($0.5 million net of taxes) decrease in restructuring charges;

•	a $7.8 million ($7.8 million net of taxes) gain on our previously held investment in BioMimetic;

•
a $19.4 million ($11.9 million net of taxes) increase in management's estimate of the Company's probable insurance recovery for previously recognized costs associated with product liability claims; and

•	a $1.8 million ($0.7 million net of taxes) decrease in expenses associated with the deferred prosecution agreement and U.S. governmental inquiries.
Items unfavorably impacting net income in the first quarter of 2013 included:

•	charges of $7.5 million ($6.1 million net of taxes) for due diligence and transaction costs associated with our acquisition of BioMimetic;

•
charges of $1.6 million ($1.0 million net of taxes) associated with transitioning a major portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation;

•	non-cash interest expense of $2.1 million ($1.3 million net of taxes) associated with the our 2017 Convertible Notes;

•	an unrealized loss of $2.0 million ($1.2 million net of taxes) associated with the mark-to-market adjustment on our derivative assets and liabilities;

•	decreased profitability in our OrthoRecon segment, primarily driven by sales declines; and

•
decreased profitability in our Extremities business, primarily driven by investments in our direct U.S. foot and ankle sales force and a $1.6 million operating loss associated with the acquired BioMimetic business.

Our Extremities segment sales increased 6% in the first quarter of 2013, as an 18% increase in foot and ankle sales, driven by the continued success of our CLAW® II Polyaxial Compression Plating System and our ORTHOLOCTM 3Di Reconstruction Plating System, both launched in the first and second quarters of 2012, respectively, was partially offset by a 10% decline in our biologics business and a 7% decline in upper extremity sales.
Our OrthoRecon segment sales decreased 13% in the first quarter of 2013, driven primarily by U.S. customer losses during the latter part of 2012, unfavorable pricing in Japan that went into effect in the second quarter of 2012, and unfavorable currency exchange rates.
Geographically, our first quarter domestic sales were down 3%, as a 17% increase in foot and ankle sales was offset by a 7% decline in hip sales, 14% decline in biologics sales, a 19% decline in knee sales and a 7% decline in upper extremity sales.
Our international sales decreased 7% to $52.6 million in the first quarter of 2013, compared to $56.6 million in the first quarter of 2012, primarily due to a 17% decline in Japan as well as a $2.1 million unfavorable impact from currency exchange rates.
During the quarter ended March 31, 2013, we became subject to a 2.3% excise tax on U.S. sales of medical devices, as prescribed in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This tax had a negative impact on our profitability.
On March 1, 2013, we completed our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic). The transaction combines BioMimetic's biologics platform and pipeline with our established sales force and product portfolio, to further accelerate growth opportunities in our Extremities business. We previously announced plans on November 19, 2012 to acquire BioMimetic Therapeutics, Inc. for an upfront purchase price of approximately $190 million in cash and stock plus additional milestone payments of up to approximately $190 million in cash, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones.
In conjunction with the closing of the transaction, we paid $33.2 million in cash, net of cash acquired, and approximately 7.0 million shares of Wright common stock and 28.1 million contingent value rights (CVRs) were issued. See Note 2 to our condensed consolidated financial statements for further information regarding this acquisition.
Opportunities and Challenges. We believe that we have an opportunity to transform our business to increase our foot and ankle revenue growth rates and increase our cash generation through significant reduction of our inventories. We have made changes to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation, substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies, and implementing steps to significantly reduce inventories over the next several years. With the acquisition of BioMimetic, we have an opportunity to transform our biologics business and further accelerate growth in our Extremities segment.
These transformational changes for our business have required significant investment; however, we believe these investments will improve the performance of our business in the longer term.
Our U.S. OrthoRecon business has been unfavorably affected by the 2011 distributor transitions and challenges associated with implementing enhancements to our compliance processes announced in the third quarter of 2011, and our U.S. sales force conversion in 2012. Further, we expect that our U.S. and international businesses will continue to be unfavorably affected by the market conditions and conditions affecting European healthcare systems being experienced throughout the hip and knee industry, including procedural growth rates below historical levels and pricing declines.
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
On September 29, 2010, WMT, entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey (Court) charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The Court deferred prosecution of the criminal complaint during the term of the DPA and the USAO agreed that if WMT complied with the DPA's provisions, the USAO would seek dismissal of the criminal complaint.
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
A detailed discussion of these and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Quarterly report.
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

Results of Operations
Comparison of three months ended March 31, 2013 to three months ended March 31, 2012
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Net sales	$120,355	100.0%	$126,656	100.0%
Cost of sales [1]	38,275	31.8%	36,806	29.1%
Cost of sales - restructuring	—	—%	435	0.3%
Gross profit	82,080	68.2%	89,415	70.6%
Operating expenses:
Selling, general and administrative [1]	64,993	54.0%	72,348	57.1%
Research and development [1]	6,756	5.6%	6,221	4.9%
Amortization of intangible assets	2,097	1.7%	742	0.6%
Restructuring charges	—	—%	443	0.3%
Total operating expenses	73,846	61.4%	79,754	63.0%
Operating income	8,234	6.8%	9,661	7.6%
Interest expense, net	3,945	3.3%	1,807	1.4%
Other (income) expense, net	(5,751)	(4.8%)	161	0.1%
Income before income taxes	10,040	8.3%	7,693	6.1%
Provision for income taxes	1,605	1.3%	3,132	2.5%
Net income	$8,435	7.0%	$4,561	3.6%
__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31,
	2013	% of Sales	2012	% of Sales
Cost of sales	$333	0.3%	$346	0.3%
Selling, general and administrative	4,103	3.4%	1,886	1.5%
Research and development	182	0.2%	151	0.1%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended March 31,
	2013	2012	% Change
OrthoRecon
Hips	$35,497	$41,500	(14.5%)
Knees	27,812	31,082	(10.5%)
Other	753	1,201	(37.3%)
Total OrthoRecon	64,062	73,783	(13.2%)

Extremities
Foot and Ankle	35,077	29,627	18.4%
Upper Extremity	6,062	6,545	(7.4%)
Biologics	13,657	15,187	(10.1%)
Other	1,497	1,514	(1.1%)
Total Extremities	56,293	52,873	6.5%

Total Sales	$120,355	$126,656	(5.0%)

The following table presents net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2013	2012	% Change
Geographic
Domestic	$67,805	$70,062	(3.2%)
International	52,550	56,594	(7.1%)
Total net sales	$120,355	$126,656	(5.0%)

Net Sales
Extremities Segment. Net sales in our Extremities segment totaled $56.3 million in the first quarter of 2013, as compared to $52.9 million in the first quarter of 2012. The 6% increase in our Extremities segment was driven by 18% growth in our foot and ankle business, offset by a 10% decline in our biologics business and a 7% decline in upper extremities.
Our foot and ankle net sales increased to $35.1 million in the first quarter of 2013, representing growth of 18% over the first quarter of 2012. Domestically, foot and ankle product sales increased 17% over the first quarter of 2012, due to the continued success of our ORTHOLOCTM 3Di Reconstruction Plating System and our CLAW® II Polyaxial Compression Plating System, launched in the second and first quarters of 2012, respectively, as well as continued growth of our INBONETM Total Ankle Arthroplasty products. Our international foot and ankle sales grew 27% as a result of increased sales in Europe primarily driven by the acquisition of a foot and ankle business in the first quarter of 2013.
Upper extremity net sales decreased to $6.1 million in the first quarter of 2013, representing a decline of 7% over the first quarter of 2012, driven by a 7% decline in the U.S.
Net sales of our biologics products totaled $13.7 million in the first quarter of 2013, representing a 10% decrease from the first quarter of 2012. In the U.S., our biologics sales decreased 14% in 2013, due to lower sales volume.
OrthoRecon Segment. Net sales in our OrthoRecon segment totaled $64.1 million in the first quarter of 2013, as compared to $73.8 million in the first quarter of 2012, a 13% decline.
Our hip product net sales totaled $35.5 million during the first quarter of 2013, representing a 14% decrease from the prior year. Our domestic hip sales decreased 7% over prior year primarily due to a 6% decrease in volume as the result of customer losses during 2012. Internationally, hip sales declined 18% from the prior year, driven primarily by a 9% price decline in Japan as a result of lower governmental reimbursement rates and the conversion of our Belgium subsidiary to a stocking distributor in the second quarter of 2012, as well as the negative impact of $1.6 million of unfavorable currency exchange rates.
Our knee product net sales decreased 11% to $27.8 million in the first quarter of 2013 from $31.1 million during the same period in 2012. Domestically, knee sales decreased 19% from prior year, primarily attributable to a 16% decrease in sales volume as the result of lost customers during 2012 and sales dis-synergies related to the U.S. sales force conversion initiative during 2012. International knee sales decreased 2% over prior year as increased sales to stocking distributors were more than offset by a 10% price decline in Japan and $0.4 million of unfavorable currency exchange rates.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 31.8% in the first quarter of 2013, as compared to 29.1% in the first quarter of 2012, primarily due to unfavorable geographic and product mix, and unfavorable currency exchange rates. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 54.0% in the first quarter of 2013, compared to 57.1% in the first quarter of 2012. Selling, general and administrative expense for the first quarter of 2013 included a benefit of $19.4 million related to a change to management's estimate of our probable insurance recovery for previously recognized costs associated with product liability claims (16.1% of net sales) (see Note 10 to our condensed consolidated financial statement for further discussion), and $1.1 million of U.S. governmental inquires costs (0.9% of net sales), $2.3 million (1.9% of net sales) of non-cash stock-based compensation expense related to the conversion of fully vested BioMimetic options into Wright options, $7.5 million of due diligence and transaction and transition costs related to our acquisition of BioMimetic (6.2% of net sales), and $0.4 million of cost related to distributor transition agreements (0.3% of net sales). Selling, general and administrative expense for the first quarter of 2012 included $2.9 million of U.S. government inquiries/DPA related costs (2.3% of net sales). The remaining increase is the result of increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees, expenses associated with the acquired BioMimetic business, the impact of the enacted 2.3% excise tax on U.S. sales of medical devices, and the impact of fixed general and administrative expenses in relation to a lower level of sales.
Research and Development
Our investment in research and development activities represented approximately 5.6% of net sales in the first quarter of 2013, as compared to 4.9% of net sales in the first quarter of 2012. Our research and development expenses include $0.2 million (0.2% of net sales) of non-cash, stock-based compensation expense in the first quarter of 2013 and $0.2 million (0.1% of net sales) of non-cash, stock-based compensation expense in the first quarter of 2012. The increase in research and development costs as a percentage of net sales is attributable to spending associated with the acquired BioMimetic business and relatively flat spending in relation to lower sales.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets totaled $2.1 million (1.7% of net sales) in the first quarter of 2013, as compared to $0.7 million (0.6% of net sales) in the first quarter of 2012. $1.4 million of the increase is attributable to amortization expense associated with distributor non-compete agreements entered into during the second and third quarters of 2012. Based on the intangible assets held as of March 31, 2013, we expect to recognize amortization expense of approximately $7.7 million for the full year of 2013, $5.3 million in 2014, $2.9 million in 2015, $2.2 million in 2016, and $2.0 million in 2017. Based upon our preliminary value of IPR&D, we anticipate an increase in amortization expense of approximately $10 million per year upon approval of Augment® Bone Graft.
Interest Expense, Net
Interest expense, net, consists of interest expense of $4.0 million during the first quarter of 2013 and $1.9 million during the first quarter of 2012, offset by interest income of $0.1 million during the first quarter of 2013 and 2012. Our interest expense during the first quarter of 2013 relates primarily to $1.5 million of interest expense on our 2017 Notes and $2.1 million of non-cash interest expense associated with the amortization of the discount on our 2017 Notes. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2013 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other (Income) Expense, Net
Other (income) expense, net was $(5.8) million in the first quarter of 2013, compared to an insignificant amount in the first quarter of 2012. For the first quarter of 2013, other (income) expense, net includes a $7.8 million realized gain on our previously held investment in BioMimetic, partially offset by an unrealized loss of $2.0 million for mark-to-market adjustments on our derivative asset and liability.
Provision for Income Taxes
We recorded an income tax provision of $1.6 million in the first quarter of 2013, compared to $3.1 million in the first quarter of 2012. During the first quarter of 2013, our effective tax rate was approximately 16.0% as compared to 40.7% in the first quarter of 2012. The decrease in the effective tax rate is primarily related to the non-taxable gain on our previously held investment in BioMimetic on our taxable income. Furthermore, we recorded a tax benefit of approximately $0.5 million during the first quarter of 2013 related to the 2012 Research &Development tax credit that was signed into law in 2013, but retroactive to the beginning of 2012. These favorable impacts were partially offset by the non-deductibility of certain transaction costs associated with our acquisition of BioMimetic.
Reportable Segments.
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	OrthoRecon		Extremities
	Three Months Ended March 31,
	2013	2012	2013	2012
Net Sales	$64,062	$73,783	$56,293	$52,873
Gross Profit	39,669	48,580	42,852	41,664
Gross Profit as a percent of net sales	61.9%	65.8%	76.1%	78.8%
Operating Income	$7,478	$14,320	$8,546	$13,686
Operating Income as a percent of net sales	11.7%	19.4%	15.2%	25.9%

OrthoRecon Segment: Gross profit as a percent of sales decreased to 61.9% in 2013 from 65.8% in 2012 as unfavorable geographic and product mix, unfavorable currency exchange rates, and unfavorable pricing in Japan were partially offset by favorable provisions for excess and obsolete inventory. Operating income as a percentage of sales decreased to 11.7% in 2013 from 19.4% in 2012, driven by the decrease in gross profit as a percent of sales, increased investment in research and development spending on clinical activities, the medical devise tax on all U.S. sales, and the impact of other operating expenses on lower sales.
Extremities Segment: Gross profit as a percent of sales decreased to 76.1% in 2013 from 78.8% in 2012, primarily due to increased provisions for excess and obsolete inventory. Operating income as a percentage of sales decreased to 15.2% in 2013 from 25.9% in 2012, due to unfavorable gross profit, increased investments in our direct U.S. foot and ankle sales force, a $1.6 million operating loss associated with the acquired BioMimetic business, and the medical device tax on U.S. sales.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of March 31, 2013	As of December 31, 2012
Cash and cash equivalents	$267,479	$320,360
Short-term marketable securities	12,015	12,646
Long-term marketable securities	11,899	—
Working capital	472,328	575,713
We invest in long-term marketable securities with maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of March 31, 2013, the weighted average maturity for these investments was 24 months.
Operating Activities. Cash used in operating activities was $5.2 million for the first three months of 2013 as compared to cash provided by operating activities of $19.1 million for the first three months of 2012, primarily driven by decreased cash profitability.
Investing Activities. Our capital expenditures totaled approximately $3.7 million and $4.5 million in the first three months of 2013 and 2012, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $30 million in 2013.
In connection with our acquisitions of BioMimetic and WG Healthcare, we paid $40.4 million, net of cash acquired, for these businesses. Refer to Note 2 of our condensed consolidated financial statements for additional information regarding these acquisitions.
Financing Activities. During the first three months of 2013, cash provided by financing activities totaled $0.9 million compared to the first three months of 2012 when cash used in financing activities totaled $2.0 million. The change is primarily attributable to payment of approximately $1.9 million for long-term borrowing during 2012, whereas no such payments were made during the first three months of 2013.
On August 22, 2012, we issued $300 million of 2.000% Convertible Senior Notes (2017 Notes), which generated net proceeds of $290.8 million. In connection with the offering of the 2017 Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 11,794,200 shares of our common stock to the Option Counterparties. As of March 31, 2013, $256.8 million aggregate principal amount of the 2017 Notes remain outstanding.

In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes). On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes. On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As of March 31, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
As of March 31, 2013, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Contractual Cash Obligations. During the three months ended March 31, 2013, we acquired certain non-cancelable contractual cash obligations associated with minimum supply obligations upon our acquisition of BioMimetic, as follows (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Minimum Supply Obligations	$20,400	$6,400	$9,600	$4,400	$—
An amendment to the supply agreement with Novartis Vaccines and Diagnostics, Inc. has been drafted. If executed, the above minimum obligations will be materially reduced.

Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $267.5 million and our marketable securities balances totaling $23.9 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2013 of approximately $30 million, and meet our contractual cash obligations in 2013.

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Valuation of In-Process Research and Development. The estimated preliminary fair value attributed to in-process research and development, or IPR&D, represents an estimate of the fair value of purchased in-process technology for research programs that have not reached technological feasibility and have no alternative future use. Only those research programs that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable possibility of technical success existed were included in the estimated preliminary fair value.
IPR&D is recorded as an indefinite-lived intangible asset until completion or abandonment of the associated research and development projects. Accordingly, no amortization expense is reflected in the results of operations. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning with the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present.
Due to the uncertainty associated with research and development projects, there is risk that actual results will differ materially from the original cash flow projections and that the research and development project will result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
During the three month period ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 29, 2010, Wright Medical Technology, Inc. (WMT) entered into a 12-month Deferred Prosecution Agreement (DPA) with the USAO and a Civil Settlement Agreement (CSA) with the United States. Under the DPA, the USAO filed a criminal complaint in the United States District Court for the District of New Jersey (Court) charging WMT with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2007. The Court deferred prosecution of the criminal complaint during the term of the DPA and the USAO agreed that if WMT complied with the DPA's provisions, the USAO would seek dismissal of the criminal complaint.
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
In 2012, Bonutti Skeletal Innovations, LLC filed a patent infringement lawsuit against us in the District of Delaware. Bonutti originally alleged that Wright's Link Sled Prosthesis infringes U.S. Patent 6,702,821. We distribute the Link Sled Prosthesis under a June 1, 2008 distribution agreement with LinkBio Corp. In January 2013, Bonutti amended its complaint, alleging that our ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that our ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which issued October 5, 2010. Wright has responded to the amended complaint and is vigorously defending these allegations.All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. We do not believe the complaint will have a material adverse impact to our consolidated financial position or results of operations.
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
We are vigorously defending these lawsuits. Although we do not believe that the outcome of any individual claim will have a material unfavorable outcome, we are unable to estimate the impact of the ultimate outcome of these matters.
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
Securities Litigation
In January 2013, the United States District Court, Middle District of Tennessee, granted BioMimetic's, and the other named defendants', motion to dismiss a federal securities purported class action lawsuit without leave to amend the complaint.  The plaintiffs filed a Motion to Alter Judgment or Amend Order and Judgment of Dismissal with Prejudice, seeking reconsideration of the Court's decision and BioMimetic filed a response opposing that motion.  The Court has not yet ruled on the plaintiffs' motion.
Merger Litigation
On February 12, 2013, BioMimetic and the other named defendants in a series of lawsuits filed in Delaware and Tennessee challenging the merger of BioMimetic with us executed a memorandum of understanding with the plaintiffs to settle the litigation, which in part provides that the parties will seek to enter into a stipulation of settlement for the release and dismissal of all asserted claims.  In accordance with the memorandum of understanding, BioMimetic made certain additional disclosures related to the proposed transactions described in the merger agreement with Wright Medical.  The stipulation is pending final approval of the court.

Other

We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of March 31, 2013.
ITEM 1A. RISK FACTORS.

A Competitor's Recall of Modular Hip Stems Could Negatively Impact Sales of our PROFEMUR® Modular Hip System.

On July 6, 2012, Stryker announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction.  Although Stryker's recalled modular neck hip stems differ in design and material from our PROFEMUR® modular neck hip stems, we have previously noted the risk that Stryker's recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including of our PROFEMUR® system, even if the issues cited by Stryker are unique to Stryker products. While to date we have not observed a material impact from Stryker's action on sales of our PROFEMUR modular neck hip stems, we believe Stryker's action has increased industry focus on the safety of cobalt chrome modular neck products. We carefully monitor the clinical performance of our PROFEMUR modular neck hip systems, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker's recall, and the general negative publicity surrounding “metal on metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, demand for our PROFEMUR modular neck hip stems could be negatively impacted.

In addition to the other information set forth in this Quarterly Report, you should carefully consider our risk factors as described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.  The risks disclosed therein could materially affect our business, financial condition and operating results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (3)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York as trustee (including form of 2.625% Convertible Senior Notes due 2014). (4)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co. and Wachovia Capital Markets, LLC. (4)

4.4	Indenture, dated as of August 31, 2012, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.000% Cash Convertible Senior Notes due 2017).(22)

4.5	Purchase Agreement, dated as of August 22, 2012, among Wright Medical Group, Inc. and J.P. Morgan Securities LLC, as Representative of the Initial Purchasers. (21)

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

10.2*	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (6) as amended by First Amendment to the 1999 Plan. (7)

10.3*	Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (8)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(23)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.(23)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.(23)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.(23)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.(23)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.(23)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.(23)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.(23)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (9)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (9)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (9)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (9)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (9)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (9)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan.(10)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (11)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (12)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (13)

10.22*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Lance A. Berry. (14)

10.23*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (14)

10.24*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Eric A. Stookey.(14)

10.25*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Daniel J. Garen.(23)

10.26*	Employment Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (19)

10.27*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Timothy E. Davis, Jr. (14)

10.28*	Separation Pay Agreement dated as of November 29, 2012 between Wright Medical Technology, Inc. and Pascal E.R. Girin.(23)

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (19)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (20)

10.31*	Inducement Stock Option Grant Agreement between Registrant and James A. Lightman dated December 29, 2011(20)

10.32*	Inducement Stock Option Grant Agreement between Registrant and Daniel Garen dated January 30, 2012. (20)

10.33*	Inducement Stock Option Grant Agreement between Registrant and Pascal E.R. Girin dated November 26, 2012.(23)

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

10.50	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (22)

10.51	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (22)

10.52	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (22)

10.53†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.54†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (24)

10.55†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (24)

10.56†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (24)

10.57†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (24)

10.58†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (24)

10.59†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (24)

10.60†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (24)

10.61	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (24)

10.62	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (24)

10.63†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (24)

10.64	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (25)

10.65	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (26)

10.66†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (27)

10.67†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (27)

10.68†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (27)

10.69†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (27)

10.70	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (27)

10.71	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (27)

10.72	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (27)

10.73	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (28)

10.74†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (29)

10.75	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (30)

10.76†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (31)

10.77†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (31)

10.78†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (32)

10.79†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (32)

10.80†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (32)

10.81†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (33)

10.82	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (34)

10.83	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (34)

10.84	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (34)

10.85†	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (33)

10.86†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (33)

10.87	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (35)

10.88	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (36)

10.89†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (37)

11	Computation of earnings per share (included in Note 9 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”). (23)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008 (Commission file number 000-32883).

(4)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(6)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our definitive Proxy Statement filed on April 15, 2010 (Commission file number 000-32883).

(9)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(10)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(11)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(12)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(16)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(25)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(26)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(27)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

*	Denotes management contract or compensatory plan or arrangement.

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
Date: April 30, 2013

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

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.