Form 10-Q
period 2013-06-30
WRIGHT MEDICAL GROUP INC
filed 2013-08-06
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 30, 2013, there were 47,056,507 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under United States (U.S.) federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

•
failure to realize the anticipated financial and other benefits from the acquisition of BioMimetic Therapeutics, Inc. or a delay in realization thereof; failure to obtain, or a delay in obtaining, Food and Drug Administration (FDA) approval of Augment® Bone Graft, or a material limitation on the scope of such approval; lower than anticipated market acceptance of, or annual market demand for, Augment® Bone Graft;

•	failure to obtain necessary approvals, or other intervening events, which could delay or prevent the previously announced sale of our hip/knee business from closing;

•
future actions of the Securities and Exchange Commission (SEC), the United States Attorney's office, the FDA, the Department of Health and Human Services or other U.S. or foreign government authorities that could delay, limit or suspend our development, manufacturing, commercialization and sale of products, or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

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

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	the possibility of private securities litigation or shareholder derivative suits;

•	demand for and market acceptance of our new and existing products;

•	potentially burdensome tax measures;

•	recently enacted healthcare laws and changes in product reimbursements which could generate downward pressure on our product pricing;

•	lack of suitable business development opportunities or inability to capitalize on business development opportunities;

•	product quality or patient safety issues;

•	challenges to our intellectual property rights;

•	geographic and product mix impact on our sales;

•	our inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	inability to realize the anticipated benefits of restructuring initiatives;

•	negative impact of the commercial and credit environment on us, our customers and our suppliers; and

•
the potentially negative effect of our ongoing compliance enhancements on our relationships with customers and on our ability to deliver timely and effective medical education, clinical studies, and new products.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$281,498	$320,360
Marketable securities	5,768	12,646
Accounts receivable, net	38,955	31,202
Inventories	61,523	57,458
Prepaid expenses	3,780	4,814
Deferred income taxes	31,883	30,145
Other current assets	43,793	29,036
Current assets held for sale	155,723	166,484
Total current assets	622,923	652,145
Property, plant and equipment, net	47,911	43,099
Goodwill	133,345	32,414
Intangible assets, net	181,453	18,684
Marketable securities	17,360	—
Deferred income taxes	1,119	1,251
Other assets	115,049	77,748
Other assets held for sale	128,423	128,112
Total assets	$1,247,583	$953,453
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,827	$4,676
Accrued expenses and other current liabilities	124,886	38,763
Current portion of long-term obligations	68	—
Current liabilities held for sale	36,906	32,993
Total current liabilities	170,687	76,432
Long-term debt and capital lease obligations	262,775	258,485
Deferred income taxes	11,506	8,152
Other liabilities	111,607	84,912
Other liabilities held for sale	$4,609	$2,031
Total liabilities	$561,184	$430,012
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 47,055,078 shares at June 30, 2013 and 39,703,358 shares at December 31, 2012	464	389
Additional paid-in capital	612,065	442,055
Accumulated other comprehensive income	24,302	22,534
Retained earnings	49,568	58,463
Total stockholders’ equity	686,399	523,441
Total liabilities and stockholders’ equity	$1,247,583	$953,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$60,572	$51,964	$116,865	$104,837
Cost of sales [1]	14,564	11,779	28,261	23,213
Gross profit	46,008	40,185	88,604	81,624
Operating expenses:
Selling, general and administrative [1]	50,543	35,885	101,252	70,409
Research and development [1]	5,868	3,490	9,375	6,851
Amortization of intangible assets	2,778	982	4,384	1,637
Restructuring charges	—	254	—	431
Total operating expenses	59,189	40,611	115,011	79,328
Operating (loss) income	(13,181)	(426)	(26,407)	2,296
Interest expense, net	3,990	1,887	7,935	3,694
Other expense (income), net	4,577	(321)	(1,272)	(334)
Loss from continuing operations before income taxes	(21,748)	(1,992)	(33,070)	(1,064)
Benefit for income taxes	(6,209)	(625)	(12,613)	(121)
Net loss from continuing operations	$(15,539)	$(1,367)	$(20,457)	$(943)
(Loss) income from discontinued operations, net tax [1]	(1,792)	2,077	11,561	6,214
Net (loss) income	$(17,331)	$710	$(8,896)	$5,271
Net loss from continuing operations per share (Note10):
Basic	$(0.34)	$(0.04)	$(0.47)	$(0.02)
Diluted	$(0.34)	$(0.04)	$(0.47)	$(0.02)
Net (loss) income per share
Basic	$(0.37)	$0.02	$(0.20)	$0.14
Diluted	$(0.37)	$0.02	$(0.20)	$0.14
Weighted-average number of shares outstanding-basic	46,234	38,715	43,849	38,604
Weighted-average number of shares outstanding-diluted	46,234	38,715	43,849	38,604

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of sales	$143	$177	$290	$355
Selling, general and administrative	2,502	2,098	6,147	3,463
Research and development	247	124	368	200
Discontinued operations	1,011	990	1,716	1,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	(17,331)	710	(8,896)	5,271

Other comprehensive loss, net of tax:
Changes in foreign currency translation	(1,204)	(1,693)	(4,691)	(1,507)
Unrealized loss on derivative instrument, net of taxes of $29 and $32	—	(46)	—	(50)
Reclassification of gain on equity securities, net of taxes of $3,041	—	—	(4,757)	—
Unrealized (loss) gain on marketable securities, net of taxes $10, $48, $994 and $56, respectively	(16)	76	1,523	87
Minimum pension liability adjustment	(7)	5	(15)	10
Other comprehensive loss	(1,227)	(1,658)	(7,940)	(1,460)

Comprehensive (loss) income	$(18,558)	$(948)	$(16,836)	$3,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net (loss) income	$(8,896)	$5,271
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,568	19,896
Stock-based compensation expense	8,521	5,772
Amortization of intangible assets	5,069	1,996
Amortization of deferred financing costs and debt discount	5,060	428
Deferred income taxes	576	654
Excess tax benefit from stock-based compensation arrangements	(687)	(477)
Non-cash restructuring charges	—	658
Non-cash adjustments to derivative fair value	1,000	—
Non-cash realized gain on BioMimetic stock (Note 2)	(7,798)	—
Other	(2,172)	1,675
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(7,810)	(4,858)
Inventories	6,836	7,027
Prepaid expenses and other assets	(29,560)	6,659
Accounts payable	5,255	(2,243)
Accrued expenses and other liabilities	12,793	(1,345)
Net cash provided by operating activities	5,755	41,113
Investing activities:
Capital expenditures	(9,735)	(8,573)
Acquisition of businesses (Note 2)	(40,403)	—
Purchase of intangible assets	(2,335)	(1,109)
Sales and maturities of available-for-sale marketable securities	18,852	4,740
Investment in available-for-sale marketable securities	(20,219)	(2,878)
Proceeds from sale of assets	7,500	3,000
Net cash used in investing activities	(46,340)	(4,820)
Financing activities:
Issuance of common stock	2,268	526
Payments of long-term borrowings	—	(13,750)
Payments of deferred financing and equity issuance costs	(16)	—
Payments of capital leases	(516)	(523)
Excess tax benefit from stock-based compensation arrangements	687	477
Net cash provided by (used in) financing activities	2,423	(13,270)
Effect of exchange rates on cash and cash equivalents	(700)	(74)
Net increase in cash and cash equivalents	(38,862)	22,949
Cash and cash equivalents, beginning of period	320,360	153,642
Cash and cash equivalents, end of period	$281,498	$176,591

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
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations.
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of June 30, 2013 and December 31, 2012 due to their short maturities or variable rates.
The $3.8 million of our 2014 convertible senior notes are carried at cost. The estimated fair value of our 2014 convertible senior notes was approximately $3.8 million at June 30, 2013, based on trades (Level 1) and does not necessarily represent the value at which the entire 2014 convertible senior note portfolio can be retired.
The $300 million of our 2.00% cash convertible senior notes (2017 Notes) are carried at cost. The estimated fair value of our 2017 Notes was approximately $364.9 million at June 30, 2013, which includes the conversion derivative described in Note 8 of the financial statements, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the third quarter of 2012, we issued $300 million of our 2017 Notes. As a result, we have recorded a derivative liability for the conversion feature (2017 Notes Conversion Derivative) of our 2017 Notes. Additionally, we entered into convertible notes hedging transactions (2017 Notes Hedges) in connection with our 2017 Notes issuance. The 2017 Notes Hedges and the 2017 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs, such as implied volatility of our common stock, risk-free interest rate and other factors.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame, and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.6 million of contingent liabilities for potential future cash payments related to these transactions as of June 30, 2013. As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration of up to approximately $5.2 million upon the achievement of certain revenue milestones; therefore, we have recorded contingent consideration of approximately $2.1 million as of June 30, 2013. The fair value of the contingent consideration as of June 30, 2013, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in "Other expense, net" in our condensed consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVR) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at June 30, 2013 of $76.0 million was determined using the closing price of the security in the active market (Level 1).
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2013
Assets
Cash and cash equivalents	$281,498	$281,498	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$9,965	$—	$9,965	$—
Certificate of deposit	245	—	245	—
Corporate debt securities	6,745	—	6,745	—
U.S. government debt securities	4,173	4,173	—	—
Commercial paper	2,000	—	2,000	—
Total available-for-sale marketable securities	23,128	4,173	18,955	—

2017 Notes Hedges	91,000	—	—	91,000

Total	$395,626	$285,671	$18,955	$91,000

Liabilities
2017 Notes Conversion Derivative	$85,000	$—	$—	$85,000
Contingent consideration	2,678	—	—	2,678
Contingent consideration (CVRs)	75,960	75,960	—	—

Total	$163,638	$75,960	$—	$87,678

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2012
Assets
Cash and cash equivalents	$320,360	$320,360	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$2,500	$—	$2,500	$—
Corporate debt securities	2,001	—	2,001	—
Total debt securities	4,501	—	4,501	—
Corporate equity securities	8,145	8,145	—	—
Total available-for-sale marketable securities	12,646	8,145	4,501	—

2017 Notes Hedges	62,000	—	—	62,000

Total	$395,006	$328,505	$4,501	$62,000

Liabilities
2017 Notes Conversion Derivative	$55,000	$—	$—	$55,000
Contingent consideration	983	—	—	983
Total	$55,983	$—	$—	$55,983

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2012	Transfers into Level 3	Gain/Losses included in Earnings	Balance at June 30, 2013

2017 Notes Hedges	$62,000	—	29,000	$91,000

2017 Notes Conversion Derivative	$(55,000)	—	(30,000)	$(85,000)

Contingent Consideration	$(983)	(2,078)	383	$(2,678)

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
Under the terms of the Agreement and Plan of Merger, each share of BioMimetic common stock was canceled and converted into the right to receive: (1) $1.50 in cash; (2) 0.2482 of a share of our common stock; and (3) one tradable CVR. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. In addition, each holder of a BioMimetic stock option, whether such stock option was vested or unvested, was permitted to elect for all or any portion of such stock option to be exercised in full or on a net basis, by agreeing (if exercised on a net basis) to exchange in the merger the shares of BioMimetic stock subject to such stock option being exercised, and, in connection with such exchange, relinquish a portion of the merger consideration otherwise payable pursuant to such shares. On the completion of the merger, any such stock option that was not exercised was assumed by us and converted into a stock option at a conversion rate of .522106 to acquire a number of shares of our common stock (rounded to the nearest whole share).

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

(3)
Each CVR entitles its holder to receive an additional $3.50 per share upon approval by the FDA of Augment® Bone Graft; an additional $1.50 per share the first time aggregate sales of specified products exceed $40 million during a consecutive 12-month period and an additional $1.50 per share the first time aggregate sales of specified products exceed $70 million during a consecutive 12-month period. The CVRs are publicly traded and will terminate on the earlier of the six-year anniversary of the completion of the merger or the payment date for the second product sales milestone.

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
The fair value of the CVRs at June 30, 2013 of $76.0 million is recorded in the "Accrued expenses and other current liabilities" line of the condensed consolidated balance sheet. The fair value of the CVRs and the associated liability related to payments under the CVR agreement are remeasured at the end of each reporting period based on the closing trading price on the last business day of the period and the number of CVRs outstanding as of that date. Changes in fair value are recognized in results of operations.

(4)
In accordance with FASB ASC Section 805, Business Combinations, the consideration transferred by us for BioMimetic includes $2.9 million for the fair value of certain BioMimetic stock options attributable to precombination service.

For purposes of calculating the consideration transferred, the fair value based measure of the BioMimetic vested options was determined on a grant-by-grant basis using the Black-Scholes option pricing model with the following assumptions: (i) the closing market price of BioMimetic common stock of $9.49 on February 28, 2013; (ii) an expected remaining life considering the original expected life for the options, the remaining service period and the contractual life of the option as of March 1, 2013; (iii) volatility based on a blend of the historical stock price volatility of common stock over the most recent period equivalent to the expected life of the options; and (iv) the risk-free interest rate based on published

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

U.S. Treasury yields for notes with comparable terms as the expected life of the options. The fair value measurement of our replacement options was completed using the same assumptions except the closing market price of our common stock of $23.83 on March 1, 2013 was used instead of the BioMimetic common stock closing price.

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

(6)
As of February 28, 2013, we held 1.13 million shares of BioMimetic as an available-for-sale (AFS) marketable security carried at an aggregate fair value of $10.7 million based on the closing market price of BioMimetic common stock of $9.49. The cumulative unrealized gain on this investment based on the fair value determined at closing was recognized as a gain of $7.8 million. This gain was recorded in "Other expense (income), net" in the condensed consolidated statement of operations for the six months ended June 30, 2013.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in thousands):

Cash and cash equivalents	$10,578
Marketable securities	16,882
Accounts receivables	1,595
Inventories	4,418
Prepaid and other current assets	4,234
Property, plant and equipment	2,976
Intangible assets	162,400
Deferred tax asset - current	305
Other long-term assets	1,133
Accounts payable and accrued liabilities	(5,478)
Capital leases	(118)
Deferred tax liability - noncurrent	(424)
Other liabilities	(2)
Net assets acquired	$198,499

Goodwill	$96,870
The above purchase price allocation is considered preliminary and is subject to revision when the valuation of in-process research and development (IPRD) is finalized upon receipt of the final valuation report for those assets from a third party valuation expert.
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of BioMimetic. The goodwill is not expected to be deductible for tax purposes.
Of the $162.4 million of acquired intangible assets, $1.6 million was assigned to acquired technology (14 year useful life), $3.9 million was assigned to trademarks (indefinite useful life), $1.3 million was assigned to a non-compete agreement (2 year useful life), and $155.6 million was assigned to IPR&D (indefinite useful life). The weighted average amortization period of the finite-lived intangibles acquired is approximately 9 years.

The contractual value of accounts receivable approximates fair value. Prepaid and other current assets includes $3.5 million, which represents the fair value of a contingent gain associated with disputed provisions of a license agreement with Luitpold Pharmaceuticals, Inc. During the second quarter of 2013, this dispute was settled for $3.5 million, and payment was received.
We incurred $4.5 million of transaction costs related to this acquisition, which are recorded in selling, general and administrative expenses for the six months ended June 30, 2013.
The acquired business contributed revenues of $1.3 million and operating loss of $7.6 million to our consolidated results from the date of acquisition through June 30, 2013. Our consolidated results include $8.9 million of transaction and transition expenses recognized in the six months ended June 30, 2013.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following unaudited pro forma summary presents our continuing operations financial results if the business combination had occurred on January 1, 2012:

	Pro Forma Six Months Ended June 30, 2013	Pro Forma Six Months Ended June 30, 2012	Pro Forma Three Months Ended June 30, 2013	Pro Forma Three Months Ended June 30, 2012
Revenue from Continuing Operations	$117,480	$105,740	$60,572	$52,401
Net Loss from Continuing Operations	(29,562)	(21,717)	(14,486)	(8,384)
Net loss from continuing operations per share, basic	(0.64)	(0.48)	(0.31)	(0.18)
Net loss from continuing operations per share, diluted	(0.64)	(0.48)	(0.31)	(0.18)
The pro forma net loss for the six months ended June 30, 2012 includes non-recurring items for the (a) $7.8 million gain on remeasurement of our previously held investment in BioMimetic, (b) $2.2 million of stock-based compensation expense related to the incremental fair value of replacement awards attributed to precombination service, (c) $6.6 million of stock-based compensation expense related to the acceleration of vesting of previously unvested BioMimetic awards exercised in connection with the acquisition, (d) $0.2 million of compensation expense related to retention agreements for which employees have no further service commitments to obtain the payments, (e) $0.6 million of severance expense directly attributable to the acquisition, and (f) $10.8 million of transaction costs incurred by BioMimetic and Wright.
WG Healthcare Limited
On January 7, 2013, we completed the acquisition of WG Healthcare Limited, a UK company (WG Healthcare), for approximately $7.6 million, plus additional contingent consideration with an estimated fair value of $2.2 million to be paid over the next five years subject to the achievement of certain revenue milestones. We acquired the facility, inventory, infrastructure and all other assets and liabilities associated with WG Healthcare's foot and ankle business.
The operating results from this acquisition are included in the consolidated financial statements from the acquisition date. The two former owners of WG Healthcare have joined Wright Medical as full-time employees.
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
Of the $4.7 million of acquired intangible assets, $1.9 million was assigned to trademarks (indefinite life), $0.8 million was assigned to completed technology (7 year life), $0.3 million was assigned to non-compete agreements (3 year life), and $1.7 million was assigned to customer relationships (15 year life). The weighted average amortization period of the finite-lived intangibles acquired is approximately 11 years.
The acquired business contributed revenues of $2.2 million and operating loss of $482,000 to our consolidated results from the date of acquisition through June 30, 2013. Our condensed consolidated results of operations would not have been materially different than reported results had the WG Healthcare acquisition occurred at the beginning of 2012.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3. Discontinued Operations

On June 19, 2013, we entered into a definitive agreement under which MicroPort Medical B.V., a subsidiary of MicroPort Scientific Corporation (MicroPort), will acquire our OrthoRecon business. Our OrthoRecon business consists of hip and knee implant products. The purchase price is $290 million, subject to a net working capital adjustment, and is payable in cash at closing, which is expected to occur by the end of the third quarter or early in the fourth quarter of 2013. The transaction is subject to customary closing conditions, including MicroPort shareholder approval and receipt of regulatory clearances.

We determined that this agreement meets the criteria for classification as discontinued operations. As a result, all historical operating results for the OrthoRecon segment are reflected within discontinued operations in the condensed consolidated financial statements. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$60,204	$71,316	$124,266	$145,099
(Loss) income before tax	(2,878)	3,533	18,483	10,298
Income tax (benefit) provision	(1,086)	1,456	6,922	4,084
(Loss) income from discontinued operations, net of tax	(1,792)	2,077	11,561	6,214

Certain liabilities of the OrthoRecon business, including product liability claims associated with hip/knee products we sold prior to the closing, will not be assumed by MicroPort. Estimated liabilities, if any, for such claims, and accrued legal defense costs, are excluded from liabilities held for sale. Concomitant receivables associated with liability insurance recoveries are excluded from assets held for sale. MicroPort will be responsible for product liability claims associated with products it sells after the closing. Subject to the provisions of the asset purchase agreement, we will continue to be responsible for defense of existing patent infringement cases and associated legal defense costs, and for resulting liabilities, if any, related to pre-closing periods. The following table summarizes the assets and liabilities held for sale (in thousands):

	June 30, 2013	December 31, 2012
Assets
Accounts receivable	$65,820	$67,434
Inventories, net	80,796	86,792
Property, plant & equipment, net	85,269	95,143
Goodwill	25,602	25,652
Intangible assets, net	1,692	2,610
Deferred income taxes	1,921	2,200
Other current and long-term assets	23,046	14,765
Assets held for sale	$284,146	$294,596

Liabilities
Accounts payable	$9,486	$5,666
Other current liabilities	27,105	26,541
Other long-term liabilities	4,924	2,817
Liabilities held for sale	$41,515	$35,024

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$2,275	$1,000
Work-in-process	6,950	3,377
Finished goods	52,298	53,081
	$61,523	$57,458

5. Marketable Securities
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
As of June 30, 2013 and December 31, 2012, we had current marketable securities totaling $5.8 million and $12.6 million, respectively, consisting of investments in corporate and agency bonds and certificates of deposits, commercial paper, and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $17.4 million as of June 30, 2013, consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At June 30, 2013
Available-for-sale marketable securities
U. S. agency debt securities	$9,988	$—	$(23)	$9,965
Certificate of deposit	245	—	—	245
Corporate debt securities	6,751	—	(6)	6,745
U.S. government debt securities	4,176	—	(3)	4,173
Commercial paper	1,999	1	—	2,000
Total available-for-sale marketable securities	$23,159	$1	$(32)	$23,128

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2012
Available-for-sale marketable securities
U.S. agency debt securities	$2,500	$—	$—	$2,500
Corporate debt securities	2,000	1	—	2,001
Total debt securities	$4,500	$1	$—	$4,501

Corporate equity securities	$2,878	$5,267	$—	$8,145

Total available-for-sale marketable securities	$7,378	$5,268	$—	$12,646

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The maturities of available-for-sale debt securities at June 30, 2013 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$5,769	$5,768
Due after one year through two years	13,890	13,877
Due after two years	3,500	3,483
	$23,159	$23,128

6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Property, plant and equipment, at cost	$92,244	$83,879
Less: Accumulated depreciation	(44,333)	(40,780)
	$47,911	$43,099

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Capital lease obligations	$89	$—
2017 Notes	258,986	254,717
2014 convertible senior notes	3,768	3,768
	262,843	258,485
Less: current portion	(68)	—
	$262,775	$258,485
2017 Notes
On August 31, 2012, we issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture, dated as of August 31, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2017 Notes will mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. We may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that we are not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. The holder of the 2017 Notes may convert their notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the indenture relating to the 2017 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2017 Notes, subject to certain conditions, holders of the 2017 Notes will have the option to require us to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2017 Notes. In addition, following certain corporate transactions, we, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to any of our indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of this transaction, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and six months ended June 30, 2013, the Company recorded $2.2 million and $4.3 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	June 30, 2013	December 31, 2012
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(41,014)	(45,283)
Net carrying amount of 2017 Notes	$258,986	$254,717

We entered into 2017 Notes Hedges in connection with the issuance of the 2017 Notes with three counterparties (the Option Counterparties). The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 8 for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.

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

2014 Convertible Senior Notes
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes). The 2014 Notes pay interest semi-annually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the 2014 Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date. Beginning on December 6, 2011, we may redeem the 2014 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the 2014 Notes (Indenture), the holders may require us to purchase for cash all or a portion of the 2014 Notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

event, a holder elects to convert its 2014 Notes, we may, under certain circumstances, increase the conversion rate for the 2014 Notes surrendered. The 2014 Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the 2014 Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes.
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of June 30, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.

8. Derivative Instruments and Hedging Activities
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
Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 7 for additional information regarding the 2017 Notes.
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
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	June 30, 2013	December 31, 2012
2017 Notes Hedges	Other assets	$91,000	$62,000
2017 Notes Conversion Derivative	Other liabilities	$85,000	$55,000
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
2017 Notes Hedges	$18,000	$29,000
2017 Notes Conversion Derivative	(17,000)	(30,000)
Net gain (loss) on changes in fair value	$1,000	$(1,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At June 30, 2013, we had no foreign currency contracts outstanding.

9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2013, are as follows (in thousands):

Goodwill at December 31, 2012	$32,414
Goodwill associated with acquisitions (see Note 2)	101,211
Foreign currency translation	(280)
Goodwill at June 30, 2013	$133,345

The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPR&D Technology	$155,600		$278
Tradename	7,378		1,658
Total indefinite life intangibles	162,978		1,936

Finite life intangibles
Distribution channels	841	604	1,250	436
Completed technology	11,820	4,857	9,781	4,243
Licenses	3,681	1,204	3,668	1,056
Customer relationships	5,379	2,037	3,788	1,799
Trademarks	1,316	965	1,316	922
Non-compete agreements	8,564	4,171	7,314	2,729
Other	770	58	2,171	1,355
Total finite life intangibles	32,371	$13,896	29,288	$12,540

Total intangibles	195,349		31,224
Less: Accumulated amortization	(13,896)		(12,540)
Intangible assets, net	$181,453		$18,684

During three months ended June 30, 2013, we terminated a distribution agreement and therefore recorded a $400,000 asset impairment charge. Additionally, as a result of lower-than-projected cash flows related to completed technology acquired in our 2011 CCI acquisition, we recognized an impairment charge of approximately $600,000. These charges were calculated by comparing the fair value to the carrying value of the intangible. The impairment loss was recorded for the amount by which the carrying value exceeded the fair value, and is included in Amortization of intangible assets in the consolidated statement of operations.

Based on total finite life intangible assets held at June 30, 2013, we expect to amortize approximately $6.3 million for the full year of 2013, $4.5 million in 2014, $2.8 million in 2015, $2.0 million in 2016, and $1.8 million in 2017. These amounts do not include the potential amortization of the portion of the IPR&D Technology asset that will begin being amortized, if and when, Augment® Bone Graft is approved by the FDA, which we estimate will have approximately $4 million to $5 million of amortization expense annually. Our amortization expense will also be impacted when other IPR&D projects reach technological feasibility.

10. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and warrants is calculated using the treasury-stock method. The dilutive effect of 2014 Notes is calculated

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three- and six- month periods ended June 30, 2013 and 2012, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. In addition, approximately 728,000 and 621,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the three-month and six-month periods ended June 30, 2013, respectively, because their effect is anti-dilutive as a result of our net loss in those periods. Approximately 282,000 and 294,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the three-month and six-month periods ended June 30, 2012, respectively, because their effect is anti-dilutive as a result of our net loss from continuing operations in those periods. During the three- and six- month period ended June 30, 2013, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average number of shares outstanding, basic	46,234	38,715	43,849	38,604
Common stock equivalents	—	—	—	—
Weighted-average number of shares outstanding, diluted	46,234	38,715	43,849	38,604

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	3,237	3,304	3,643	3,825
Non-vested shares, restricted stock units, and stock-settled phantom stock units	307	293	307	293
2014 Notes	115	891	115	891
Warrants	11,794	—	11,794	—

11. Commitments and Contingencies
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Upon closing of the pending sale of our hip and knee business, both our business and MicroPort's OrthoRecon business will continue to be subject to the CIA.
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
Patent Litigation.
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica and Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our hip product line. On July 9, 2013, the district court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe our product infringes the asserted patents. We believe that we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Bonutti originally alleged that our Link Sled Prosthesis infringes U.S. Patent 6,702,821. We distribute the Link Sled Prosthesis under a June 1, 2008 distribution agreement with LinkBio Corp. In January 2013, Bonutti amended its complaint, alleging that our ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that our ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. We have responded to the amended complaint and are vigorously defending these allegations. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. We do not believe the complaint will have a material adverse impact to our consolidated financial position or results of operations.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using our X-REAM® product infringe two patents. We believe we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. We believe we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
Subject to the provisions of the asset purchase agreement, we will continue to be responsible for defense of existing patent infringement cases and associated legal defense costs, and for resulting liabilities, if any, related to pre-closing periods.
Product Liability

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we had reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $20 million to $32 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $20.0 million to be incurred over the next four years, which represents the low-end of our estimated aggregate range of loss. We have classified $5.0 million of this liability as current in “Accrued expenses and other current liabilities” and $15.0 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5.0 million. As of June 30, 2013, our insurance receivable related to Modular Neck Claims totals $33.0 million, which consists of $20.0 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $13.0 million for previously recorded defense and settlement costs. We have classified $18.0 million within current receivables, and the remaining $15.0 million within long-term receivables.
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
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims related to our CONSERVE® metal-on-metal hip products and which allege certain types of injury (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that at this time it disputes the carrier's selection of available policy years and its characterization of the CONSERVE® Claims as a single occurrence.
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of June 30, 2013, this receivable totaled $5.2 million, and is solely related to defense costs incurred through June 30, 2013. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year and the number of occurrences.

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
Product liability claims associated with hip/knee products we sold prior to the closing will not be assumed by MicroPort. Estimated liabilities, if any, for such claims, and accrued legal defense costs, are excluded from liabilities held for sale. Concomitant receivables associated with liability insurance recoveries are excluded from assets held for sale. MicroPort will be responsible for product liability claims associated with products it sells after the closing.
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
Other
We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of June 30, 2013.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six month periods ended June 30, 2013. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
On June 19, 2013, we entered into a definitive agreement with MicroPort Scientific Corporation (MicroPort) under which we will sell our OrthoRecon business. The OrthoRecon business consists of hip and knee implant products. We determined that this agreement meets the criteria for classification as discontinued operations. As such, the financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and the discussion below is on a continuing operations basis.
Executive Overview
Company Description. We are a global orthopaedic company that provides solutions that enable clinicians to alleviate pain and restore their patients' lifestyles. We are a recognized leader of surgical solutions for the foot and ankle market and market our products in over 60 countries worldwide.
Our products are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. Our extensive foot and ankle product portfolio, our approximately 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in us being a recognized leader in the foot and ankle market.

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
Principal Products. We specialize in extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma, and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body.
Significant Quarterly Business Developments. On June 19, 2013, we entered into a definitive agreement with MicroPort under which MicroPort Medical B.V., a subsidiary of MicroPort, will acquire our OrthoRecon business. The purchase price is $290 million, subject to a net working capital adjustment, and is payable in cash at closing, which is expected to occur by the end of the third quarter or early in the fourth quarter of 2013. The transaction is subject to customary closing conditions, including MicroPort shareholder approval and receipt of regulatory clearances.
Our OrthoRecon business consists of hip and knee implant products and generated global revenue of approximately $269 million in 2012. The OrthoRecon business has established hip and knee franchise brands including DYNASTY® and CONSERVE® hips, PROFEMUR® modular stems, SUPERPATH™ minimally invasive hip surgical instrumentation, and ADVANCE® and EVOLUTION® medial-pivot knee implants. We have accounted for the OrthoRecon business as a discontinued operation in our financial statements.
Net sales from our continuing operations increased 17% in the quarter ended June 30, 2013 (second quarter) to $60.6 million, compared to net sales of $52.0 million in the quarter ended June 30, 2012, driven primarily by a 29% increase in global foot and ankle sales. In the second quarter of 2013, we recorded a net loss from continuing operations of $15.5 million, compared to a net loss of $1.4 million for the second quarter of 2012.
Items favorably impacting net loss in the second quarter of 2013 as compared to the second quarter of 2012 included:

•	an unrealized gain of $1.0 million ($0.6 million net of taxes) associated with the mark-to-market adjustment on our derivative assets and liabilities; and

•	a $0.3 million ($0.2 million net of taxes) decrease in restructuring charges.
Items unfavorably impacting net loss in the second quarter of 2013 included:

•
an unrealized loss of $5.8 million ($5.8 million net of taxes) associated with the mark-to-market adjustment on the contingent value rights (CVRs) issued in connection with the acquisition of BioMimetic;

•	$2.6 million ($1.6 million net of taxes) of transition costs associated with the sale of our OrthoRecon business;

•	non-cash interest expense of $2.2 million ($1.3 million net of taxes) associated with the our 2017 Convertible Notes;

•	charges of $1.4 million ($0.9 million net of taxes) for transition costs associated with our acquisition of BioMimetic that closed during the first quarter of 2013;

•
a $0.5 million ($0.3 million net of taxes) increase in charges associated with transitioning a major portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation; and

•	decreased profitability primarily driven by investments in our direct U.S. foot and ankle sales force and operating losses associated with the acquired BioMimetic business.
Geographically, our second quarter of 2013 domestic sales increased 5%, as a 15% increase in foot and ankle sales and a 1% increase in upper extremity sales was partially offset by a 16% decline in biologics sales.
Our international sales increased 59% to $17.9 million in the second quarter of 2013, compared to $11.2 million in the second quarter of 2012, primarily due to a 29% increase in Europe and the impact of certain stocking orders in Asia. In addition, we incurred a $0.3 million unfavorable impact from currency exchange rates.
Opportunities and Challenges. Following the closing of the transaction with MicroPort, we expect to be well positioned and committed to accelerating growth in our foot and ankle business and increasing U.S. foot and ankle sales productivity. We have made changes to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation, and substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies. With the acquisition of BioMimetic, we have an opportunity to transform our biologics business and further accelerate our growth. These transformational changes for our business have required significant investment; however, we believe these investments will improve the performance of our business in the longer term.

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

Results of Operations
On June 19, 2013, we entered into a definitive agreement with MicroPort under which we will sell our OrthoRecon business. The OrthoRecon business consists of hip and knee implant products. We determined that this agreement meets the criteria for classification as discontinued operations. As such, the financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and the discussion below is on a continuing operations basis.
Comparison of three months ended June 30, 2013 to three months ended June 30, 2012
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Net sales	$60,572	100.0%	$51,964	100.0%
Cost of sales [1]	14,564	24.0%	11,779	22.7%
Gross profit	46,008	76.0%	40,185	77.3%
Operating expenses:
Selling, general and administrative [1]	50,543	83.4%	35,885	69.1%
Research and development [1]	5,868	9.7%	3,490	6.7%
Amortization of intangible assets	2,778	4.6%	982	1.9%
Restructuring charges	—	—%	254	0.5%
Total operating expenses	59,189	97.7%	40,611	78.2%
Operating loss	(13,181)	(21.8%)	(426)	(0.8%)
Interest expense, net	3,990	6.6%	1,887	3.6%
Other expense (income), net	4,577	7.6%	(321)	(0.6%)
Loss from continuing operations before income taxes	(21,748)	(35.9%)	(1,992)	(3.8%)
Benefit for income taxes	(6,209)	(10.3%)	(625)	(1.2%)
Net loss from continuing operations	(15,539)	(25.7%)	(1,367)	(2.6%)
(Loss) income from discontinued operations, net of tax (1)	(1,792)		2,077
Net (loss) income	$(17,331)		$710
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,
	2013	% of Sales	2012	% of Sales
Cost of sales	$143	0.2%	$177	0.3%
Selling, general and administrative	2,502	4.1%	2,098	4.0%
Research and development	247	0.4%	124	0.2%
(Loss) income from discontinued operations, net of tax	1,011	n/a	990	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended June 30,
	2013	2012	% Change
Foot and Ankle	$37,316	$28,880	29.2%
Upper Extremity	6,087	6,349	(4.1%)
Biologics	15,091	15,454	(2.3%)
Other	2,078	1,281	62.2%
Total Sales	$60,572	$51,964	16.6%

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,
	2013	2012	% Change
Geographic
Domestic	$42,640	$40,721	4.7%
International	17,932	11,243	59.5%
Total net sales	$60,572	$51,964	16.6%

Net Sales
Net sales totaled $60.6 million in the second quarter of 2013, as compared to $52.0 million in the second quarter of 2012. The 17% increase was driven by 29% growth in our foot and ankle business, offset by a 2% decline in our biologics business and a 4% decline in upper extremities.
Our foot and ankle net sales increased to $37.3 million in the second quarter of 2013, representing growth of 29% over the second quarter of 2012. Domestically, foot and ankle product sales increased 15% over the second quarter of 2012, due to the continued success of our ORTHOLOC® 3Di Reconstruction Plating System launched in the second quarter of 2012, as well as continued growth of our INBONE® Total Ankle Arthroplasty products. Our international foot and ankle sales grew 92% to $10.4 million as a result of $0.8 million of increased sales in Europe due to the acquisition of a foot and ankle business in the quarter ended March 31, 2013 and $2.1 million of certain stocking orders in Asia as the result of the addition of a new distribution partner in China. The remaining growth is a result of increased focus on our foot and ankle business across all international geographies.
Upper extremity net sales decreased to $6.1 million in the second quarter of 2013, representing a decline of 4% over the second quarter of 2012, driven primarily by unfavorable currency exchange rates.
Net sales of our biologics products totaled $15.1 million in the second quarter of 2013, representing a 2% decrease from the second quarter of 2012. In the U.S., our biologics sales decreased 16% in 2013, due to lower sales volume.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 24.0% in the second quarter of 2013, as compared to 22.7% in the second quarter of 2012, primarily due to unfavorable geographic mix, partially offset by favorable provisions for excess and obsolete inventory. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 83.4% in the second quarter of 2013, compared to 69.1% in the second quarter of 2012. Selling, general and administrative expense for the second quarter of 2013 included $2.6 million of transition costs associated with the sale of our OrthoRecon business (4.3% of net sales), $1.4 million of transition costs related to our acquisition of BioMimetic (2.4% of net sales), and $0.3 million of cost related to distributor transition agreements (0.6% of net sales). Selling, general and administrative expense for the second quarter of 2012 included $0.2 million of cost related to distributor transition agreements (0.4% of net sales). The remaining increase is the result of $2.7 million of expenses associated with the acquired BioMimetic business (4.5% of net sales), $0.8 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices (1.3% of net sales), and increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees.

Our selling, general and administrative expenses in continuing operations will increase after the sale of our OrthoRecon business is complete, due to anticipated dis-synergies in certain corporate and international expenses that have been recorded in discontinued operations in our condensed consolidated financial statements. These dis-synergies include expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities.
Research and Development
Our investment in research and development activities represented approximately 9.7% of net sales in the second quarter of 2013, as compared to 6.7% of net sales in the second quarter of 2012. Our research and development expenses include $0.2 million (0.4% of net sales) of non-cash, stock-based compensation expense in the second quarter of 2013 and $0.1 million (0.2% of net sales) of non-cash, stock-based compensation expense in the second quarter of 2012. The increase in research and development costs as a percentage of net sales is attributable to spending associated with the acquired BioMimetic business.
Our research and development expenses in continuing operations will increase after the sale of our OrthoRecon business is complete, due to anticipated dis-synergies in certain employee-related expenses that have been recorded in discontinued operations in our condensed consolidated financial statements.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets totaled $2.8 million (4.6% of net sales) in the second quarter of 2013, as compared to $1.0 million (1.9% of net sales) in the second quarter of 2012. This increase is primarily attributable to approximately $1.0 million of impairment charges associated with certain intangible assets acquired in prior periods and a $0.3 million increase in amortization expense associated with distributor non-compete agreements entered into during the second and third quarters of 2012. The remaining increase is due to amortization of intangible assets of the acquired BioMimetic and WG Healthcare businesses. Based on the intangible assets held as of June 30, 2013, excluding amortization associated with Augment® Bone Graft, which remains subject to FDA approval, we expect to recognize amortization expense of approximately $6.3 million for the full year of 2013, $4.5 million in 2014, $2.8 million in 2015, $2.0 million in 2016, and $1.8 million in 2017. Based upon our preliminary value of IPR&D, we anticipate an increase in amortization expense of approximately $4 million to $5 million per year, if and when, Augment® Bone Graft is approved by the FDA. Our amortization expense will also be impacted when other IPR&D projects reach technological feasibility.
Interest Expense, Net
Interest expense, net, consists of interest expense of $4.1 million during the second quarter of 2013 and $2.0 million during the second quarter of 2012, offset by interest income of $0.1 million during the second quarter of 2013 and 2012. Our interest expense during the second quarter of 2013 relates primarily to $1.5 million of interest expense on our 2017 Notes and $2.2 million of non-cash interest expense associated with the amortization of the discount on our 2017 Notes. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2013 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other (Income) Expense, Net
Other (income) expense, net was $4.6 million in the second quarter of 2013, compared to ($0.3 million) in the second quarter of 2012. For the second quarter of 2013, other (income) expense, net includes an unrealized loss of $5.8 million on CVRs issued in connection with the acquisition of BioMimetic, partially offset by an unrealized gain of $1.0 million for mark-to-market adjustments on our derivative asset and liability.
Provision for Income Taxes
We recorded an income tax benefit of $6.2 million in the second quarter of 2013, compared to $0.6 million in the second quarter of 2012. During the second quarter of 2013, our effective tax rate was approximately 28.5% as compared to 31.4% in the second quarter of 2012. The decrease in the effective tax rate is primarily related to the impact of the non-deductible mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic on our taxable income.
Discontinued Operations, net of Tax
Discontinued operations, net of tax, consists of our OrthoRecon business for which we have entered into a definitive agreement to sell to MicroPort. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations.
Net sales of our OrthoRecon business totaled $60.2 million in the second quarter of 2013, as compared to $71.3 million in the second quarter of 2012, a 16% decline, driven by an 18% decrease in hip sales and a 12% decrease in knee sales.
Our hip product net sales totaled $32.7 million during the second quarter of 2013, down from $40.1 million in the second quarter of 2012. Our domestic hip sales decreased 12% over prior year, primarily due to a 9% decrease in volume as the result of customer losses during 2012. International hip sales declined 22% from the prior year primarily due to the conversion of our Belgium subsidiary to a stocking distributor late in the second quarter of 2012, as well as the negative impact of $1.8 million of unfavorable currency exchange rates.

Our knee product net sales totaled $26.6 million during the second quarter of 2013, down from $30.2 million in the second quarter of 2012. Our domestic knee sales decreased 16% over prior year, primarily due to a 16% decrease in volume as the result of customer losses during 2012. International knee sales declined 8% from the prior year primarily due to the negative impact of $0.5 million of unfavorable currency exchange rates.

Loss from discontinued operations, net of tax, was $1.8 million in the second quarter of 2013, as compared to income from discontinued operations, net of tax of $2.1 million in the second quarter of 2012. The decrease in net income was primarily driven by the decrease in sales year over year, the after tax impact of $2.8 million of legal and professional fees associated with the MicroPort transaction, and $0.5 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices, partially offset by the after tax impact of a $1.4 million decrease in expenses associated with the deferred prosecution agreement and U.S. governmental inquiries.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Net sales	$116,865	100.0%	$104,837	100.0%
Cost of sales [1]	28,261	24.2%	23,213	22.1%
Gross profit	88,604	75.8%	81,624	77.9%
Operating expenses:
Selling, general and administrative [1]	101,252	86.6%	70,409	67.2%
Research and development [1]	9,375	8.0%	6,851	6.5%
Amortization of intangible assets	4,384	3.8%	1,637	1.6%
Restructuring charges	—	—%	431	0.4%
Total operating expenses	115,011	98.4%	79,328	75.7%
Operating (loss) income	(26,407)	(22.6%)	2,296	2.2%
Interest expense, net	7,935	6.8%	3,694	3.5%
Other income, net	(1,272)	(1.1%)	(334)	(0.3%)
Loss from continuing operations before income taxes	(33,070)	(28.3%)	(1,064)	(1.0%)
Benefit for income taxes	(12,613)	(10.8%)	(121)	(0.1%)
Net loss from continuing operations	(20,457)	(17.5%)	(943)	(0.9%)
Income from discontinued operations, net of tax [1]	11,561		6,214
Net (loss) income	$(8,896)		$5,271
__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30,
	2013	% of Sales	2012	% of Sales
Cost of sales	$290	0.2%	$355	0.3%
Selling, general and administrative	6,147	5.3%	3,463	3.3%
Research and development	368	0.3%	200	0.2%
Income from discontinued operations, net of tax	1,716	n/a	1,754	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended June 30,
	2013	2012	% Change
Foot and Ankle	$72,393	$58,507	23.7%
Upper Extremity	12,149	12,894	(5.8%)
Biologics	28,748	30,641	(6.2%)
Other	3,575	2,795	27.9%
Total Sales	$116,865	$104,837	11.5%

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,
	2013	2012	% Change
Geographic
Domestic	$85,401	$81,642	4.6%
International	31,464	23,195	35.6%
Total net sales	$116,865	$104,837	11.5%

Net Sales
Net sales totaled $116.9 million during the first six months of 2013, as compared to $104.8 million in the first six months of 2012. The 11% increase was driven by 24% growth in our foot and ankle business, offset by a 6% decline in our biologics business and a 6% decline in upper extremities.
Our foot and ankle net sales increased to $72.4 million in the first six months of 2013, representing growth of 24% over the first six months of 2012. Domestically, foot and ankle product sales increased 16% over the first six months of 2012, due to the continued success of our ORTHOLOC® 3Di Reconstruction Plating System launched in the second quarter of 2012, as well as continued growth of our INBONE® Total Ankle Arthroplasty products. Our international foot and ankle sales grew 58% to $17.7 million, as a result of $1.8 million of increased sales in Europe due to the acquisition of a foot and ankle business in the quarter ended March 31, 2013, and the impact of $2.1 million of certain stocking orders in Asia as the result of the addition of a new distribution partner in China. The remaining growth is a result of increased focus on our foot and ankle business across all international geographies.
Upper extremity net sales decreased to $12.1 million in the first six months of 2013, representing a decline of 6% over the first six months of 2012, driven primarily by a 3% decline in domestic sales, and unfavorable currency exchange rates.
Net sales of our biologics products totaled $28.7 million in the first six months of 2013, representing a 6% decrease from the first six months of 2012. In the U.S., our biologics sales decreased 15% in 2013, due to lower sales volume, partially offset by a 28% increase in international sales, driven by the acquired BioMimetic business.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 24.2% in the first six months of 2013, as compared to 22.1% in the first six months of 2012, primarily due to unfavorable geographic mix and increased provisions for excess and obsolete inventory. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 86.6% in the first six months of 2013, compared to 67.2% in the first six months of 2012. Selling, general and administrative expense for the first six months of 2013 included $8.9 million of transaction and transition costs related to our acquisition of BioMimetic (7.6% of net sales), $2.6 million of transition costs associated with the sale of our OrthoRecon business (2.2% of net sales), and $0.7 million of costs related to distributor transition agreements (0.6% of net sales). Selling, general and administrative expense for the first six months of 2012 included $0.2 million of cost related to distributor transition agreements (0.2% of net sales). The remaining increase is the result of $3.6 million of expenses associated with the acquired BioMimetic business (3.1% of net sales), $1.4 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices (1.2% of net sales), and increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees.

Research and Development
Our investment in research and development activities represented approximately 8.0% of net sales in the first six months of 2013, as compared to 6.5% of net sales in the first six months of 2012. Our research and development expenses include $0.4 million (0.3% of net sales) of non-cash, stock-based compensation expense in the first six months of 2013 and $0.2 million (0.2% of net sales) of non-cash, stock-based compensation expense in the first six months of 2012. The increase in research and development costs as a percentage of net sales is attributable to spending associated with the acquired BioMimetic business.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets totaled $4.4 million (3.8% of net sales) in the first six months of 2013, as compared to $1.6 million (1.6% of net sales) in the first six months of 2012. This increase is primarily attributable to a $1.2 million increase in amortization expense associated with distributor non-compete agreements entered into during the second and third quarters of 2012 and approximately $1.0 million of impairment charges associated with certain intangible assets acquired in prior periods. The remaining increase is due to amortization of the intangible assets of the acquired BioMimetic and WG Healthcare businesses.
Interest Expense, Net
Interest expense, net, consists of interest expense of $8.2 million during the first six months of 2013 and $3.9 million during the first six months of 2012, offset by interest income of $0.2 million during the first six months of 2013 and 2012. The increase in our interest expense relates primarily to $3.0 million of interest expense on our 2017 Notes and $4.3 million of non-cash interest expense associated with the amortization of the discount on our 2017 Notes.
Other Income, Net
Other income, net was $1.3 million in the first six months of 2013, compared to $0.3 million in the first six months of 2012. For the first six months of 2013, other income, net includes a $7.8 million realized gain on our previously held investment in BioMimetic, partially offset by an unrealized loss of $5.8 million on CVRs issued in connection with the acquisition of BioMimetic, and an unrealized loss of $1.0 million for mark-to-market adjustments on our derivative asset and liability.
Provision for Income Taxes
We recorded an income tax benefit of $12.6 million in the first six months of 2013, compared to $0.1 million in the first six months of 2012. During the first six months of 2013, our effective tax rate was approximately 38.1% as compared to 11.4% in the first six months of 2012. During 2013, we recorded a tax benefit of approximately $0.5 million related to the 2012 Research & Development tax credit that was signed into law in 2013, but retroactive to the beginning of 2012. The increase in the effective tax rate compared to 2012 is primarily related to the absence of a research and development tax credit during 2012 and its impact on our near break-even income.
Discontinued Operations, Net of Tax
Discontinued operations, net of tax, consists of our OrthoRecon business for which we have entered into a definitive agreement to sell to MicroPort. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations.
Net sales of our OrthoRecon business totaled $124.3 million in the first six months of 2013, as compared to $145.1 million in the first six months of 2012, a 14% decline, driven by a 16% decrease in hip sales and an 11% decrease in knee sales.
Income from discontinued operations, net of tax was $11.6 million in the first six months of 2013 compared to $6.2 million in the first six months of 2012. During the first six months of 2013, income from discontinued operations included the after tax impact of a benefit of $19.4 million related to a change in management's estimate of our probable insurance recovery for previously recognized costs associated with product liability claims. This increase was partially offset by decreased profitability as a result of the sales decline, and $0.9 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of June 30, 2013	As of December 31, 2012
Cash and cash equivalents	$281,498	$320,360
Short-term marketable securities	5,768	12,646
Long-term marketable securities	17,360	—
Working capital	452,236	575,713
We invest in long-term marketable securities with maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of June 30, 2013, the weighted average maturity for these investments was 21 months.
Operating Activities. Cash provided by operating activities was $5.8 million for the first six months of 2013 as compared to cash provided by operating activities of $41.1 million for the first six months of 2012. The decrease is primarily driven by decreased cash profitability.
Investing Activities. Our capital expenditures totaled approximately $9.7 million and $8.6 million in the first six months of 2013 and 2012, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $30 million in 2013.
In connection with our acquisitions of BioMimetic and WG Healthcare, we paid $40.4 million cash, net of cash acquired, for these businesses. Refer to Note 2 of our condensed consolidated financial statements for additional information regarding these acquisitions.
Financing Activities. During the first six months of 2013, cash provided by financing activities totaled $2.4 million compared to the first six months of 2012 when cash used in financing activities totaled $13.3 million. The change is primarily attributable to scheduled payments of approximately $13.8 million for long-term borrowings on our delayed draw term loan available under our senior credit facility during the first six months of 2012, prior to its termination.
On August 22, 2012, we issued $300 million of the 2017 Notes, which generated net proceeds of $290.8 million. In connection with the offering of the 2017 Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 11,794,200 shares of our common stock to the Option Counterparties. As of June 30, 2013, $259.0 million aggregate principal amount of the 2017 Notes remain outstanding.
In November 2007, we issued $200 million of the 2014 Notes. On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes. On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As of June 30, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
As of June 30, 2013, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During the first six months of 2013, cash flows from discontinued operations was approximately $25 million, compared to approximately $32 million in the first six months of 2012. We do not expect that the absence of cash flows from discontinued operations will have an impact on our ability to meet contractual cash obligations, fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. During the six months ended June 30, 2013, we acquired certain non-cancelable contractual cash obligations associated with minimum supply obligations upon our acquisition of BioMimetic, including the supply agreement with Novartis Vaccines and Diagnostics, Inc. amended in the second quarter of 2013, as follows (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Minimum Supply Obligations	$9,800	$3,700	$2,600	$3,500	$—

Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $281.5 million and our marketable securities balances totaling $23.1 million will be sufficient for the foreseeable future to fund our working capital requirements, operations, and anticipated capital expenditures in 2013 of approximately $30 million, and to meet our contractual cash obligations in 2013.
Upon the closing of the sale of our OrthoRecon business to MicroPort, we estimate the net after-tax proceeds, including transaction costs, will be approximately $260 million. We intend to use these net proceeds to fund transition costs of $25 million to $35 million and the remainder to fund growth opportunities for our Extremities and Biologics business and pay certain retained liabilities of the OrthoRecon business.
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

Valuation of In-Process Research and Development. The estimated preliminary fair value attributed to IPR&D represents an estimate of the fair value of purchased in-process technology for research programs that have not reached technological feasibility and have no alternative future use. Only those research programs that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable possibility of technical success existed were included in the estimated preliminary fair value.
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
Discontinued Operations. On June 19, 2013, we entered into a definitive agreement with MicroPort under which we will sell our OrthoRecon business. The OrthoRecon business consists of hip and knee implant products. We determined that this agreement meets the criteria for classification as discontinued operations. As such, the financial results of our OrthoRecon business have been reflected within discontinued operations in the condensed consolidated financial statements. In addition, costs associated with corporate employees being transferred as a part of the sale have been included in discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
During the three month period ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation.
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Howmedica and Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our hip product line. On July 9, 2013, the District Court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe our product infringes the asserted patents. We believe that we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Bonutti originally alleged that Wright's Link Sled Prosthesis infringes U.S. Patent 6,702,821. We distribute the Link Sled Prosthesis under a June 1, 2008 distribution agreement with LinkBio Corp. In January 2013, Bonutti amended its complaint, alleging that our ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that our ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which issued October 5, 2010. We have responded to the amended complaint and are vigorously defending these allegations. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. We do not believe the complaint will have a material adverse impact to our consolidated financial position or results of operations.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using our X-REAM® product infringe two patents. We believe we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. We believe we have strong defenses against these claims and plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
Product Liability
Wright Medical Technology, Inc. has been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture or labeling of certain metal-on-metal hip replacement products rendered the products defective. The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery. We anticipate that additional lawsuits relating to metal on metal hip replacement products may be brought.
Because of the similar nature of the allegations made by several plaintiffs whose cases were pending in federal courts, upon motion of one plaintiff, Danny L. James, Sr., the United States Judicial Panel on Multidistrict Litigation in February 2012 transferred certain actions pending in the federal court system related to metal on metal hip replacement products to the United States District Court for the Northern District of Georgia, for consolidated pre-trial management of the cases before a single United States District Court Judge (the MDL). The consolidated matter is known as In re: Wright Medical Technology, Inc. Conserve Hip Implant Products Liability Litigation.
Certain plaintiffs have elected to file their lawsuits in state courts in California. In doing so, most of those plaintiffs have named a surgeon involved in the design of the allegedly defective products as a defendant in the actions, along with his personal corporation. Pursuant to contractual obligations, Wright Medical has agreed to indemnify and defend the surgeon in those actions. Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California have been consolidated for pretrial handling pursuant to procedures of California state Judicial Counsel Coordinated Proceedings (JCCP). There are other individual lawsuits related to metal on metal hip products pending in various state courts.
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
Other

We have received claims from health care professionals following the termination of certain contractual arrangements and believe additional claims are possible. Management is unable to estimate the cost, if any, of ultimately resolving these claims. Accordingly, no provisions have been recorded in our financial statements related to these claims as of June 30, 2013.
ITEM 1A. RISK FACTORS.

A Competitor's Recall of Modular Hip Stems Could Negatively Impact Sales of our PROFEMUR® Modular Hip System.

On July 6, 2012, Stryker announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker's recalled modular neck hip stems differ in design and material from our PROFEMUR® modular neck hip stems, we have previously noted the risk that Stryker's recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including of our PROFEMUR® system, even if the issues cited by Stryker are unique to Stryker products. While to date we have not observed a material impact from Stryker's action on sales of our PROFEMUR® modular neck hip stems, we believe Stryker's action has increased industry focus on the safety of cobalt chrome modular neck products. We carefully monitor the clinical performance of our PROFEMUR® modular neck hip systems, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker's recall, and the general negative publicity surrounding “metal on metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, demand for our PROFEMUR® modular neck hip stems could be negatively impacted.

The closing of our previously announced agreement with MicroPort to divest our OrthoRecon business could be delayed or cancelled and may cause interruption to our business that could have an adverse effect on our results of operations.
On June 19, 2013, we announced we had entered into a definitive agreement under which MicroPort Medical B.V., a subsidiary of MicroPort Scientific Corporation, will acquire Wright's OrthoRecon business. The transaction is expected to close by the end of the third quarter or early in the fourth quarter of 2013. Given that the transaction is subject to customary closing conditions, including MicroPort shareholder approval and receipt of regulatory clearances, the closing of the transaction could be delayed or cancelled.
This transaction may also present financial and operational risks, including diversion of management attention from the existing core business, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Additionally, our net after-tax proceeds, including transaction costs, are estimated to be approximately $260 million. We may incur more transaction costs than initially anticipated, which would reduce our net proceeds from the transaction.

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
3.1
Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc., (1) as amended by Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (2) and Certificate of Amendment for Fourth Amended and Restated Certificate of Incorporation of Wright Medical Group, Inc. (3)

3.2	Second Amended and Restated By-laws of Wright Medical Group, Inc. (4)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York as trustee (including form of 2.625% Convertible Senior Notes due 2014). (5)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co. and Wachovia Capital Markets, LLC. (5)

4.4	Indenture, dated as of August 31, 2012, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.000% Cash Convertible Senior Notes due 2017).(23)

4.5	Purchase Agreement, dated as of August 22, 2012, among Wright Medical Group, Inc. and J.P. Morgan Securities LLC, as Representative of the Initial Purchasers. (22)

10.1
Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent. (17)

10.2*	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (7) as amended by First Amendment to the 1999 Plan. (8)

10.3*	Second Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (9)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(26)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.(26)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.(26)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.(26)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (10)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (10)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (10)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan.(11)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (13)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (14)

10.22*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Lance A. Berry. (15)

10.23*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.24*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Eric A. Stookey.(15)

10.25*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Daniel J. Garen.(26)

10.26*	Employment Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.27*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Timothy E. Davis, Jr. (15)

10.28*	Separation Pay Agreement dated as of November 29, 2012 between Wright Medical Technology, Inc. and Pascal E.R. Girin.(26)

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (21)

10.31*	Inducement Stock Option Grant Agreement between Registrant and James A. Lightman dated December 29, 2011(21)

10.32*	Inducement Stock Option Grant Agreement between Registrant and Daniel Garen dated January 30, 2012. (21)

10.33*	Inducement Stock Option Grant Agreement between Registrant and Pascal E.R. Girin dated November 26, 2012.(26)

10.34
Settlement Agreement dated September 29, 2010, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc. (16)

10.35	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services. (16)

10.36	Deferred Prosecution Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the United States Attorney's Office for the District of New Jersey. (16)

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

10.39†	Amended and Restated Supply and Development Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and LifeCell Corporation. (18)

10.40†	Trademark License Agreement dated January 28, 2011 between Wright Medical Technology, Inc. and KCI Medical Records. (18)

10.41	Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (22)

10.42	Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (22)

10.43
Base Call Option Transaction Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc., and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (22)

10.44	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (22)

10.45	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (22)

10.46	Base Warrants Confirmation, dated as of August 23, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (22)

10.47	Additional Call Option Transaction Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (23)

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

10.50	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Bank of America, N.A. (23)

10.51	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (23)

10.52	Additional Warrants Confirmation, dated as of August 28, 2012, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association through its agent Wells Fargo Securities, LLC (23)

10.53†
Agreement and Plan of Merger by and among BioMimetic Therapeutics, Inc., Wright Medical Group, Inc., Achilles Merger Subsidiary, Inc. and Achilles Acquisition Subsidiary, LLC, dated as of November 19, 2012 (24)

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

11	Computation of earnings per share (included in Note 10 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”). (26)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 17, 2013 (Commission file number 001-35823).

(4)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(6)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 4, 2013 (Commission file number 000-335823).

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(11)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to our current report on Form 8-K filed on November 19, 2012 (Commission file number 000-32883).

(25)	Incorporated by reference to our current report on Form 8-K filed on March 1, 2013 (Commission file number 000-32883).

(26)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(27)	Incorporated by reference to our current report on Form 8-K filed on June 21, 2013 (Commission file number 001-35823).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(38)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(39)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(40)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(41)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

*	Denotes management contract or compensatory plan or arrangement.

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
Date: August 5, 2013

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

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.