Form 10-Q
period 2013-09-30
WRIGHT MEDICAL GROUP INC
filed 2013-11-05
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of October 30, 2013, there were 47,099,032 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report for the quarter ended September 30, 2013, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

•
failure to realize the anticipated benefits of the previously announced Biotech International acquisition in whole or in part, unexpected liabilities and/or erroneous financial estimates and projections for the acquired business, and failure of the announced transaction to close;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$272,793	$320,360
Marketable securities	6,387	12,646
Accounts receivable, net	36,304	31,202
Inventories	62,002	57,458
Prepaid expenses	6,239	4,814
Deferred income taxes	32,001	30,145
Other current assets	54,460	29,036
Current assets held for sale	149,574	166,484
Total current assets	619,760	652,145
Property, plant and equipment, net	50,838	41,482
Goodwill	59,853	32,414
Intangible assets, net	24,788	18,684
Marketable securities	13,202	—
Deferred income taxes	52,839	1,251
Other assets	108,866	77,747
Other assets held for sale	128,480	129,730
Total assets	$1,058,626	$953,453
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$10,523	$4,676
Accrued expenses and other current liabilities	64,305	38,763
Current portion of long-term obligations	57	—
Current liabilities held for sale	41,908	32,993
Total current liabilities	116,793	76,432
Long-term debt and capital lease obligations	264,952	258,485
Deferred income taxes	1,183	8,152
Other liabilities	109,418	84,912
Other liabilities held for sale	$3,071	$2,031
Total liabilities	$495,417	$430,012
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 47,088,476 shares at September 30, 2013 and 39,703,358 shares at December 31, 2012	464	389
Additional paid-in capital	625,777	442,055
Accumulated other comprehensive income	17,421	22,534
Retained earnings	(80,453)	58,463
Total stockholders’ equity	563,209	523,441
Total liabilities and stockholders’ equity	$1,058,626	$953,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$57,641	$50,888	$174,506	$155,725
Cost of sales [1]	14,037	11,704	42,298	34,917
Gross profit	43,604	39,184	132,208	120,808
Operating expenses:
Selling, general and administrative [1]	63,054	36,730	164,306	107,139
Research and development [1]	5,518	3,428	14,893	10,279
Amortization of intangible assets	1,342	1,289	5,726	2,926
BioMimetic impairment charges	206,249	—	206,249	—
Restructuring charges	—	—	—	431
Total operating expenses	276,163	41,447	391,174	120,775
Operating (loss) income	(232,559)	(2,263)	(258,966)	33
Interest expense, net	4,044	2,509	11,979	6,203
Other (income) expense, net	(64,019)	1,895	(65,291)	1,561
Loss from continuing operations before income taxes	(172,584)	(6,667)	(205,654)	(7,731)
Benefit for income taxes	(48,084)	(2,579)	(60,697)	(2,700)
Net loss from continuing operations	$(124,500)	$(4,088)	$(144,957)	$(5,031)
(Loss) income from discontinued operations, net tax [1]	(5,520)	(1,251)	6,041	4,963
Net loss	$(130,020)	$(5,339)	$(138,916)	$(68)
Net loss from continuing operations per share (Note11):
Basic	$(2.68)	$(0.11)	$(3.24)	$(0.13)
Diluted	$(2.68)	$(0.11)	$(3.24)	$(0.13)
Net (loss) income per share
Basic	$(2.80)	$(0.14)	$(3.11)	$0.00
Diluted	$(2.80)	$(0.14)	$(3.11)	$0.00
Weighted-average number of shares outstanding-basic	46,418	38,907	44,721	38,706
Weighted-average number of shares outstanding-diluted	46,418	38,907	44,721	38,706

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$100	$193	$390	$548
Selling, general and administrative	2,357	1,696	8,504	5,159
Research and development	215	87	583	287
Discontinued operations	837	718	2,553	2,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(130,020)	$(5,339)	$(138,916)	$(68)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	2,818	1,662	(1,873)	155
Unrealized loss on derivative instrument, net of taxes of $9 and $41	—	(15)	—	(65)
Reclassification of gain on equity securities, net of taxes of $3,041	—	—	(4,757)	—
Loss on termination of interest rate swap, net of taxes $690	—	1,079	—	1,079
Unrealized gain on marketable securities, net of taxes $12, $1,060, $984 and $1,116, respectively	17	1,658	1,540	1,745
Minimum pension liability adjustment	(8)	5	(23)	15
Other comprehensive income (loss)	2,827	4,389	(5,113)	2,929

Comprehensive (loss) income	$(127,193)	$(950)	$(144,029)	$2,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net loss	$(138,916)	$(68)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,035	29,182
Stock-based compensation expense	12,030	8,466
Amortization of intangible assets	7,001	3,823
Amortization of deferred financing costs and debt discount	7,651	1,383
Deferred income taxes	(35,339)	(213)
Write off of deferred financing costs	—	2,721
Excess tax benefit from stock-based compensation arrangements	(746)	(495)
Non-cash restructuring charges	—	658
Non-cash adjustments to derivative fair value	3,000	(2,330)
Non-cash realized gain on BioMimetic stock (Note 2)	(7,798)	—
BioMimetic goodwill and intangible impairment charge	203,081	—
Mark-to-market adjustment for CVRs (Note 1)	(60,310)	—
Other	(1,271)	3,497
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	4,111	1,609
Inventories	4,152	11,115
Prepaid expenses and other assets	(40,187)	(5,595)
Accounts payable	6,610	1,709
Accrued expenses and other liabilities	16,617	2,290
Net cash provided by operating activities	5,721	57,752
Investing activities:
Capital expenditures	(22,512)	(13,291)
Acquisition of businesses (Note 2)	(40,407)	—
Purchase of intangible assets	(3,273)	(2,344)
Sales and maturities of available-for-sale marketable securities	22,352	9,080
Investment in available-for-sale marketable securities	(20,719)	(2,878)
Proceeds from sale of assets	8,500	3,000
Net cash used in investing activities	(56,059)	(6,433)
Financing activities:
Issuance of common stock	2,801	1,401
Payments of long-term borrowings	—	(144,375)
Redemption of convertible senior notes	—	(25,343)
Proceeds from warrants	—	34,595
Payments for Bond Hedge Options	—	(56,195)
Payments of deferred financing and equity issuance costs	(16)	(9,183)
Proceeds from 2017 convertible debt	—	300,000
Payments for swap termination	—	(1,769)
Payments of capital leases	(781)	(763)
Excess tax benefit from stock-based compensation arrangements	746	495
Net cash provided by financing activities	2,750	98,863
Effect of exchange rates on cash and cash equivalents	21	185
Net (decrease) increase in cash and cash equivalents	(47,567)	150,367
Cash and cash equivalents, beginning of period	320,360	153,642
Cash and cash equivalents, end of period	$272,793	$304,009

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
Product Liability Claims, Product Liability Insurance Recoveries and Other Litigation. We are involved in legal proceedings involving product liability claims as well as contract, patent protection and other matters. See Note 12 for additional information regarding product liability claims, product liability insurance recoveries and other litigation.
We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss can be estimated. For unresolved contingencies with potentially material exposure that are deemed reasonably possible, we evaluate whether a potential loss or range of loss can be reasonably estimated. Our evaluation of these matters is the result of a comprehensive process designed to ensure that recognition of a loss or disclosure of these contingencies is made in a timely manner. In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate a number of factors including: the procedural status of each lawsuit, any opportunities for dismissal of the lawsuit before trial, the amount of time remaining before trial date, the status of discovery, the status of settlement, arbitration or mediation proceedings and management’s estimate of the likelihood of success prior to or at trial. The estimates used to establish a range of loss and the amounts to accrue are based on previous settlement experience, consultation with legal counsel, and management’s settlement strategies. If the estimate of a probable loss is in a range and no amount within the range is more likely, we accrue the minimum amount of the range.
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of September 30, 2013 and December 31, 2012 due to their short maturities or variable rates.
Our 2014 convertible senior notes are carried at cost of $3.8 million. The estimated fair value of our 2014 convertible senior notes was approximately $3.5 million at September 30, 2013, based on trades (Level 1) and does not necessarily represent the value at which the entire 2014 convertible senior note portfolio can be retired.
Our $300 million of 2.00% cash convertible senior notes (2017 Notes) are carried at cost, net of unamortized discount. The estimated fair value of our 2017 Notes was approximately $370.6 million at September 30, 2013, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
During the third quarter of 2012, we issued $300 million of our 2017 Notes, and we have recorded a derivative liability for the conversion feature (2017 Notes Conversion Derivative) of such 2017 Notes. Additionally, we entered into convertible notes hedging transactions (2017 Notes Hedges) in connection with the issuance of our 2017 Notes. The 2017 Notes Hedges and the 2017 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
To determine the fair value of the embedded conversion option in the 2017 Notes Conversion Derivative, a binomial lattice model was used. A binomial stock price lattice generates two probable outcomes of stock price - one up and another down. This lattice generates a distribution of stock price at the maturity date. Using this stock price lattice, a conversion option lattice was created where the value of the embedded conversion option was estimated. The conversion option lattice first calculates the possible conversion option values at the maturity date using the distribution of stock price, which equals to the maximum of (x) zero, if stock price is below the strike price, or (y) stock price less the strike price, if the stock price is higher than the strike price. The value of the 2017 Notes Conversion Derivative at the valuation date was estimated using the conversion option values at the maturity date by moving back in time on the lattice. Specifically, at each node, if the Notes are eligible for early conversion, the value at this node is the maximum of (i) the early conversion value, which is the stock price less the strike price, and (ii) the discounted and probability-weighted value from the two probable outcomes in the future. If the Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the conversion option lattice, credit adjustment was applied in the model as the embedded conversion option is settled with cash instead of shares.

To estimate the fair value of the 2017 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the bank counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our common stock does not pay any dividends and management does not expect to declare dividends in the near term.

The following assumptions were used in the fair market valuations of the 2017 Notes Hedges and 2017 Notes Conversion Derivative as of September 30, 2013:

	2017 Notes Conversion Derivative	2017 Notes Hedge
Stock Price Volatility (1)	35%	35%
Credit Spread for Wright (2)	2.5%	N/A
Credit Spread for Bank of America, N.A. (3)	N/A	0.9%
Credit Spread for Deutsche Bank AG (3)	N/A	0.9%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.5%

(1)	Volatility selected based on historical and implied volatility of common shares of Wright Medical Group, Inc.

(2)	Credit spread was estimated based on BVAL price from Bloomberg as of valuation date.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ FrameTM, and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.6 million of contingent liabilities for potential future cash payments related to these transactions as of September 30, 2013. As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration of up to approximately $5.2 million upon the achievement of certain revenue milestones; therefore, we have recorded contingent consideration of

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

approximately $2.2 million as of September 30, 2013. The fair value of the contingent consideration as of September 30, 2013, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in "Other (income) expense, net" in our condensed consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at September 30, 2013 of $9.8 million was determined using the closing price of the security in the active market (Level 1).
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2013
Assets
Cash and cash equivalents	$272,793	$272,793	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$9,978	$—	$9,978	$—
Certificate of deposit	245	—	245	—
Corporate debt securities	$5,217	$—	$5,217	$—
U.S. government debt securities	4,149	4,149	—	—
Total available-for-sale marketable securities	19,589	4,149	15,440	—

2017 Notes Hedges	87,000	—	—	87,000

Total	$379,382	$276,942	$15,440	$87,000

Liabilities
2017 Notes Conversion Derivative	$83,000	$—	$—	$83,000
Contingent consideration	2,816	—	—	2,816
Contingent consideration (CVRs)	9,810	9,810	—	—

Total	$95,626	$9,810	$—	$85,816

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2012
Assets
Cash and cash equivalents	$320,360	$320,360	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$2,500	$—	$2,500	$—
Corporate debt securities	2,001	—	2,001	—
Total debt securities	4,501	—	4,501	—
Corporate equity securities	8,145	8,145	—	—
Total available-for-sale marketable securities	12,646	8,145	4,501	—

2017 Notes Hedges	62,000	—	—	62,000

Total	$395,006	$328,505	$4,501	$62,000

Liabilities
2017 Notes Conversion Derivative	$55,000	$—	$—	$55,000
Contingent consideration	983	—	—	983
Total	$55,983	$—	$—	$55,983

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2012	Transfers into Level 3	Gain/Losses included in Earnings	Balance at September 30, 2013

2017 Notes Hedges	$62,000	—	25,000	$87,000

2017 Notes Conversion Derivative	$(55,000)	—	(28,000)	$(83,000)

Contingent Consideration	$(983)	(2,184)	351	$(2,816)

The following nonfinancial assets associated with the acquisition of BioMimetic were remeasured at fair value during the three months ended September 30, 2013, resulting in impairment losses (in thousands). See Note 9 for discussion of these impairment charges.

Description	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2013
Goodwill	—	—	22,926
IPRD	—	—	4,266
Purchased Technology	—	—	1,500
Non-compete Agreement	—	—	650
Tradename	—	—	600

Recent Accounting Guidance. In July 2013, the FASB issued updated guidance requiring an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  This standard is effective for our fiscal year ending December 31, 2014 and will not have a significant impact on our consolidated financial statements.

2. Acquisition

BioMimetic Therapeutics, Inc.
On March 1, 2013, we completed the acquisition of BioMimetic, a public company specializing in the development and commercialization of innovative products to promote the healing of musculoskeletal injuries and diseases, including therapies for orthopedic, sports medicine and spine applications. The transaction combined BioMimetic's biologics platform and pipeline with our established sales force and product portfolio, to further accelerate growth opportunities in our Extremities business. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value assigned to the CVRs and the associated liability related to payments under the contingent value rights agreement of $70.5 million is based upon the CVRs' market opening price of $2.50 per CVR as of March 4, 2013, the first day of trading of the CVRs, and the quantity of CVRs issued. The fair value of the CVRs was offset by the value of the CVR component of merger consideration that would have been received by option holders of 0.2 million BioMimetic stock options. This value was tendered along with the stock options to cover $1.4 million of the total employee portion of the statutory withholding tax.
The fair value of the CVRs at September 30, 2013 of $9.8 million is recorded in the "Accrued expenses and other current liabilities" line of the condensed consolidated balance sheet. The fair value of the CVRs and the associated liability related to payments under the CVR agreement are remeasured at the end of each reporting period based on the closing trading price on the last business day of the period and the number of CVRs outstanding as of that date. Changes in fair value are recognized in results of operations.

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

(6)
As of February 28, 2013, we held 1.13 million shares of BioMimetic as an available-for-sale (AFS) marketable security carried at an aggregate fair value of $10.7 million based on the closing market price of BioMimetic common stock of $9.49. The cumulative unrealized gain on this investment based on the fair value determined at closing was recognized as a gain of $7.8 million. This gain was recorded in "Other (income) expense, net" in the condensed consolidated statement of operations for the nine months ended September 30, 2013.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a summary of the estimated fair values of the net assets acquired (in thousands):

Cash and cash equivalents	$10,578
Marketable securities	16,882
Accounts receivables	1,595
Inventories	4,418
Prepaid and other current assets	4,234
Property, plant and equipment	2,976
Intangible assets	95,100
Deferred tax asset - noncurrent	26,552
Other long-term assets	1,133
Accounts payable and accrued liabilities	(5,478)
Capital leases	(118)
Deferred tax liability - current	(424)
Other liabilities	(2)
Net assets acquired	$157,446

Goodwill	$137,923
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of BioMimetic. The goodwill is not expected to be deductible for tax purposes.
Of the $95.1 million of acquired intangible assets, $1.6 million was assigned to acquired technology (13 year useful life), $3.9 million was assigned to trademarks (indefinite useful life), $1.3 million was assigned to a non-compete agreement (2 year useful life), and $88.3 million was assigned to IPRD (indefinite useful life). The weighted average amortization period of the finite-lived intangibles acquired is approximately 10 years.

The contractual value of accounts receivable approximates fair value. Prepaid and other current assets includes $3.5 million, which represents the fair value of a contingent gain associated with disputed provisions of a license agreement with Luitpold Pharmaceuticals, Inc. During the second quarter of 2013, this dispute was settled for $3.5 million, and payment was received.
During the third quarter of 2013, we received a not approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013. Ultimately, we recognized an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million in the three months ended September 30, 2013 for the amount by which the carrying value of these assets exceeded the fair value. See Note 9 for further discussion of our impairment analysis. Further, we recognized a $3.2 million charge for noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we have estimated will expire unused. These charges are included within "BioMimetic impairment charges" on our condensed consolidated statement of operations. We further recognized a reduction of deferred tax liabilities associated with the impaired intangible assets, resulting in an income tax benefit of $34.3 million.
We incurred $4.5 million of transaction costs related to this acquisition, which are recorded in selling, general and administrative expenses for the nine months ended September 30, 2013.
The acquired business contributed revenues of $2.3 million and operating loss of $14.3 million to our consolidated results from the date of acquisition through September 30, 2013, which does not include the amounts described above that were recorded as BioMimetic impairment charges during the three months ended September 30, 2013. Our consolidated results include $10.1 million of transaction and transition expenses recognized in the nine months ended September 30, 2013.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following unaudited pro forma summary presents our continuing operations financial results if the business combination had occurred on January 1, 2012:

	Pro Forma Nine Months Ended September 30, 2013	Pro Forma Nine Months Ended September 30, 2012	Pro Forma Three Months Ended September 30, 2013	Pro Forma Three Months Ended September 30, 2012
Revenue from continuing operations	$175,121	$157,317	$57,641	$51,577
Net loss from continuing operations	(155,246)	(31,101)	(124,684)	(9,384)
Net loss from continuing operations per share, basic	(3.36)	(0.68)	(2.72)	(0.20)
Net loss from continuing operations per share, diluted	(3.36)	(0.68)	(2.72)	(0.20)
The pro forma net loss for the nine months ended September 30, 2012 includes non-recurring items for the (a) $7.8 million gain on remeasurement of our previously held investment in BioMimetic, (b) $2.2 million of stock-based compensation expense related to the incremental fair value of replacement awards attributed to precombination service, (c) $6.6 million of stock-based compensation expense related to the acceleration of vesting of previously unvested BioMimetic awards exercised in connection with the acquisition, (d) $0.2 million of compensation expense related to retention agreements for which employees have no further service commitments to obtain the payments, (e) $0.6 million of severance expense directly attributable to the acquisition, and (f) $10.8 million of transaction costs incurred by BioMimetic and Wright.

WG Healthcare Limited
On January 7, 2013, we completed the acquisition of WG Healthcare Limited, a UK company (WG Healthcare), for approximately $7.6 million, plus additional contingent consideration with an estimated fair value of $2.2 million to be paid over the next five years subject to the achievement of certain revenue milestones. We acquired the facility, inventory, infrastructure and all other assets and liabilities associated with WG Healthcare's business.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The acquired business contributed revenues of $3.3 million and operating loss of $0.9 million to our consolidated results from the date of acquisition through September 30, 2013. Our condensed consolidated results of operations would not have been materially different than reported results had the WG Healthcare acquisition occurred at the beginning of 2012.

3. Discontinued Operations

On June 19, 2013, we entered into a definitive agreement under which MicroPort Medical B.V., a subsidiary of MicroPort Scientific Corporation (MicroPort), will acquire our OrthoRecon business. Our OrthoRecon business consists of hip and knee implant products. The purchase price is $290 million, subject to a net working capital adjustment, and is payable in cash at closing, which is expected to occur in the fourth quarter of 2013. The transaction is subject to customary closing conditions, including MicroPort shareholder approval and receipt of regulatory clearances.

By virtue of this definitive agreement, we determined that the OrthoRecon segment meets the criteria for classification as discontinued operations. As a result, all historical operating results for the OrthoRecon segment are reflected within discontinued operations in the condensed consolidated financial statements. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$48,986	$59,475	$173,252	$204,574
(Loss) income before tax	(8,611)	(1,949)	9,872	8,349
Income tax (benefit) provision	(3,091)	(698)	3,831	3,386
(Loss) income from discontinued operations, net of tax	(5,520)	(1,251)	6,041	4,963

Certain liabilities of the OrthoRecon business, including product liability claims associated with hip and knee products we sold prior to the closing, will not be assumed by MicroPort. Estimated liabilities, if any, for such claims, and accrued legal defense costs for fees that have been incurred to date, are excluded from liabilities held for sale. Concomitant receivables associated with liability insurance recoveries are excluded from assets held for sale. MicroPort will be responsible for product liability claims associated with products it sells after the closing. Subject to the provisions of the definitive agreement, we will continue to be responsible for defense of existing patent infringement cases and associated legal defense costs, and for resulting liabilities, if any. The following table summarizes the assets and liabilities held for sale (in thousands):

	September 30, 2013	December 31, 2012
Assets
Accounts receivable	$56,994	$67,434
Inventories, net	82,950	86,792
Property, plant & equipment, net	87,139	96,759
Goodwill	25,740	25,652
Intangible assets, net	1,331	2,610
Deferred income taxes	1,945	2,200
Other current and long-term assets	21,955	14,765
Assets held for sale	$278,054	$296,212

Liabilities
Accounts payable	$9,238	$5,666
Other current liabilities	32,670	26,541
Other long-term liabilities	3,071	2,817
Liabilities held for sale	$44,979	$35,024

4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$2,901	$1,000
Work-in-process	7,206	3,377
Finished goods	51,895	53,081
	$62,002	$57,458

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
As of September 30, 2013 and December 31, 2012, we had current marketable securities totaling $6.4 million and $12.6 million, respectively, consisting of investments in corporate, government, and agency bonds, certificates of deposits, and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $13.2 million as of September 30, 2013, consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At September 30, 2013
Available-for-sale marketable securities
U. S. agency debt securities	$9,985	$—	$(7)	$9,978
Certificate of deposit	245	—	—	245
Corporate debt securities	5,217	—	—	5,217
U.S. government debt securities	4,146	3	—	4,149
Total available-for-sale marketable securities	$19,593	$3	$(7)	$19,589

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2012
Available-for-sale marketable securities
U.S. agency debt securities	$2,500	$—	$—	$2,500
Corporate debt securities	2,000	1	—	2,001
Total debt securities	$4,500	$1	$—	$4,501

Corporate equity securities	$2,878	$5,267	$—	$8,145

Total available-for-sale marketable securities	$7,378	$5,268	$—	$12,646

The maturities of available-for-sale debt securities at September 30, 2013 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$6,385	$6,387
Due after one year through two years	10,708	10,708
Due after two years	2,500	2,494
	$19,593	$19,589

6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Property, plant and equipment, at cost	$98,290	$82,920
Less: Accumulated depreciation	(47,452)	(41,438)
	$50,838	$41,482

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Capital lease obligations	$68	$—
2017 Notes	261,173	254,717
2014 convertible senior notes	3,768	3,768
	265,009	258,485
Less: current portion	(57)	—
	$264,952	$258,485
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and nine months ended September 30, 2013, the Company recorded $2.2 million and $6.5 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	September 30, 2013	December 31, 2012
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(38,827)	(45,283)
Net carrying amount of 2017 Notes	$261,173	$254,717
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
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of September 30, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.

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
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	September 30, 2013	December 31, 2012
2017 Notes Hedges	Other assets	$87,000	$62,000
2017 Notes Conversion Derivative	Other liabilities	$83,000	$55,000

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
2017 Notes Hedges	$(4,000)	$25,000
2017 Notes Conversion Derivative	2,000	(28,000)
Net gain (loss) on changes in fair value	$(2,000)	$(3,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At September 30, 2013, we had no foreign currency contracts outstanding.

9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2013, are as follows (in thousands):

Goodwill at December 31, 2012	$32,414
Goodwill associated with acquisitions (see Note 2)	142,264
Goodwill impairment	(114,997)
Foreign currency translation	172
Goodwill at September 30, 2013	$59,853
The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD Technology	$4,266		$278
Tradename	4,077		1,658
Total indefinite life intangibles	8,343		1,936

Finite life intangibles
Distribution channels	841	653	1,250	436
Completed technology	11,772	5,232	9,781	4,243
Licenses	3,637	1,237	3,668	1,056
Customer relationships	5,487	2,162	3,788	1,799
Trademarks	1,441	1,000	1,316	922
Non-compete agreements	7,936	5,080	7,314	2,729
Other	770	75	2,171	1,355
Total finite life intangibles	31,884	$15,439	29,288	$12,540

Total intangibles	40,227		31,224
Less: Accumulated amortization	(15,439)		(12,540)
Intangible assets, net	$24,788		$18,684

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
During three months ended September 30, 2013, we received a not approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. Following our announcement regarding the receipt of this letter, the market value of the CVRs issued in connection with the BioMimetic acquisition decreased significantly. Holders of CVRs are entitled to be paid the contingent consideration from the BioMimetic acquisition, specifically upon FDA approval of Augment® Bone Graft, and subsequently upon the achievement of certain revenue milestones. The value of the CVRs therefore implies the market’s probability of FDA approval.
FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC 350-20-35-30 requires companies to evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In response to our announcement of the receipt of the FDA not approvable letter, the market value of the CVRs declined significantly due to a decreased market perception of the likelihood of FDA approval of Augment Bone Graft.  Because the probability of such FDA approval is a significant input in the valuation of the Biomimetic reporting unit and related intangible assets, management determined that our goodwill and intangible assets acquired in the BioMimetic acquisition were more likely than not impaired, and therefore required a quantitative impairment test.
We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013.
We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013.  Based on this discounted cash flow valuation model, we determined that the fair value of the IPRD, tradename and non-compete agreement assets as of September 30, 2013 were less than their respective carrying values as of such date, and the fair value of the BioMimetic reporting unit as of September 30, 2013 was less than its carrying value as of such date (after consideration of the reduced value of the intangible assets). Therefore, we recognized an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million in the three months ended September 30, 2013 for the amount by which the carrying value of these assets exceeded the fair value. These charges are included within "BioMimetic impairment charges" on our condensed consolidated statement of operations.
Based on total finite life intangible assets held at September 30, 2013, we expect to amortize approximately $6.1 million for the full year of 2013, $4.0 million in 2014, $2.8 million in 2015, $2.0 million in 2016, and $1.8 million in 2017. These amounts do not include the potential amortization of the portion of the IPRD Technology asset that would begin being amortized, if and when, Augment® Bone Graft is approved by the FDA, which we estimate would generate approximately $300,000 of amortization expense annually.

10. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net income upon the occurrence of certain events.
Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and adjustments to our minimum pension liability. Foreign currency translation adjustments are reclassified to net income upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on available-for-sale securities are reclassified to net income if we sell the security before maturity or if the unrealized loss in a security is considered to be other-than-temporary.
Changes in and reclassifications out of AOCI, net of tax, for the nine months ended September 30, 2013 were as follows (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Currency Translation Adjustment	Unrealized Gain (loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2012	$18,991	$3,213	$330	$22,534
Other comprehensive (loss) income, net of tax before reclassification	(1,873)	1,540	(23)	(356)
Reclassification: Gain on Equity Securities, net of tax	—	(4,757)	—	(4,757)
Balance September 30, 2013	$17,118	$(4)	$307	$17,421

11. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and warrants is calculated using the treasury-stock method. The dilutive effect of 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three- and nine- month periods ended September 30, 2013 and 2012, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. In addition, approximately 870,000 and 705,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 30, 2013, respectively, because their effect is anti-dilutive as a result of our net loss in those periods. Approximately 287,000 and 263,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 30, 2012, respectively, because their effect is anti-dilutive as a result of our net loss from continuing operations in those periods. During the three- and nine- month period ended September 30, 2013 and 2012, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted-average number of shares outstanding, basic	46,418	38,907	44,721	38,706
Common stock equivalents	—	—	—	—
Weighted-average number of shares outstanding, diluted	46,418	38,907	44,721	38,706

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	2,402	2,574	3,300	3,515
Non-vested shares, restricted stock units, and stock-settled phantom stock units	—	3	305	291
2014 Notes	115	638	115	807
Warrants	11,794	11,794	11,794	11,794

12. Commitments and Contingencies
Operating Leases
During the nine months ended September 30, 2013, we acquired certain non-cancelable operating leases for office space upon our acquisition of BioMimetic. Rental expense under the operating leases approximated $1.1 million for the nine months ended September 30, 2013. Future minimum payments, by year and in the aggregate, under these acquired non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at September 30, 2013 (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	2013	2014	2015	2016	2017	Thereafter
BioMimetic Operating Leases	$8,139	398	1,618	1,666	1,716	972	1,769
Purchase Obligations
During the nine months ended September 30, 2013, we acquired certain non-cancelable contractual cash obligations associated with minimum supply obligations upon our acquisition of BioMimetic. Future obligations for minimum purchases under these acquired supply agreements are as follows at September 30, 2013 (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
BioMimetic Minimum Supply Obligations	$6,761	3,858	825	2,078	—	—	—
During three months ended September 30, 2013, we received a not approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013. Ultimately, we determined that intangible assets acquired from BioMimetic were significantly impaired (see Note 9 for further discussion of this impairment analysis). Due to the results of the impairment analysis, we estimated that approximately $3.2 million of the noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft will expire unused. As such, we recorded a $3.2 million loss on this contractual obligation, which was recognized within "BioMimetic impairment charges" on our condensed consolidated statement of operations during the three months ended September 30, 2013.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Patent Litigation.
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (collectively, "Stryker"), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our hip product line. On July 9, 2013, the district court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe our product infringes the asserted patents. In filings with the court, Stryker has conceded that under the court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the court to dismiss the case so it may pursue an appeal. We believe that we have strong defenses against Stryker's claims and would continue to vigorously defend this lawsuit if necessary. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
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
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. We plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.

Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we had reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $19 million to $30 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $18.7 million, which represents the low-end of our estimated aggregate range of loss. We have classified $5.0 million of this liability as current in “Accrued expenses and other current liabilities” and $13.7 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5.0 million. In the quarter ended September 30, 2013, we received payment of $10.0 million from the next insurance carrier in the tower. As of September 30, 2013, our insurance receivable related to Modular Neck Claims totals $25.0 million, which consists of $18.2 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $6.8 million for cash spending associated with defense and settlement costs. We have classified $11.8 million within current receivables, and the remaining $13.2 million within long-term receivables.
During the quarter ended September 30, 2013, we reached the maximum insurance coverage for Modular Neck Claims of $40 million, when previous spending on legal defense costs and claim settlements are combined with our estimated product liability for future settlements. As a result, we recognized approximately $500,000 of expense in loss from discontinued operations for expenses recognized in excess of the $40.0 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within the current period. However, as noted above, our insurance receivable for cash spending is $6.8 million out of the remaining $25 million insurance receivable, therefore we do not anticipate actual cash spending to exceed this maximum for several years.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of September 30, 2013, this receivable totaled $7.0 million, and is solely related to defense costs incurred through September 30, 2013. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year and the number of occurrences.
We are currently accounting for metal-on-metal claims in accordance with our standard product liability accrual methodology on a case by case basis. We contest liability in this matter and will continue to vigorously defend these cases. Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to estimate a possible loss or range of possible losses until we know, at a minimum, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential pool of potential claimants, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (iv) any other factors that may have a material effect on the litigation. Future revisions in our estimates of these provisions could materially impact our results of operations and financial position. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate.
Product liability claims associated with hip and knee products we sold prior to the closing will not be assumed by MicroPort. Estimated liabilities, if any, for such claims, and accrued legal defense costs for fees that have been incurred to date, are excluded from liabilities held for sale. Concomitant receivables associated with liability insurance recoveries are excluded from assets held for sale. MicroPort will be responsible for product liability claims associated with products it sells after the closing.
Employment Matters
In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages. On October 23, 2013, Ms. Napoli moved to voluntarily dismiss her case against WMT, without prejudice.
We will continue to vigorously defend the remaining lawsuit. Management does not believe that the outcome of this claim will have a material adverse effect on our consolidated financial position or results of operations.
Other
We have received claims from health care professionals following the termination of certain contractual arrangements. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations. Accordingly, no provisions have been recorded in our financial statements related to these claims as of September 30, 2013.
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters, will not materially affect our consolidated results of operations or financial position.

13. Subsequent Event
On October 16, 2013, we entered into a definitive agreement to acquire Biotech International (Biotech), a leading privately held French orthopaedic extremities company. The transaction will significantly expand our direct sales channel in France and international distribution network, and add Biotech's complementary extremity product portfolio to further accelerate global growth opportunities in our Extremities business. We will acquire 100% of Biotech's outstanding equity on a fully diluted basis at a total offer price of up to $80 million, comprised of upfront payments of approximately $55 million in cash, subject to certain adjustment set forth in the definitive agreement, and the issuance of common stock having a value of $20 million, and up to an additional $5 million in cash contingent upon the achievement of certain revenue milestones in 2014 and 2015. We expect the transaction to close in the fourth quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine month periods ended September 30, 2013. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
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
Our business includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. Our extensive foot and ankle product portfolio, our approximately 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in us being a recognized leader in the foot and ankle market.
Our corporate headquarters and U.S. operations are currently located in Arlington, Tennessee, where we conduct research and development, sales and marketing administration, manufacturing, warehousing and administrative activities. Following the closing of the sale of our OrthoRecon business, we intend to move our corporate headquarters to Memphis, Tennessee. Outside the U.S., we have distribution and administrative facilities in Amsterdam, the Netherlands, and sales and distribution offices in Canada, Japan and throughout Europe.
Principal Products. We specialize in extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma, and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body.
Significant Quarterly Business Developments. On August 7, 2013, we received a not approvable letter from the Food & Drug Administration (FDA) in response to our Pre-Market Approval (PMA) application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.  We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment. As a result, we recorded charges totaling $207.2 million of impairment and other charges related to assets acquired from BioMimetic, including $1.0 million of charges recorded within Cost of Sales to write down inventory to its estimated net realizable value. In addition, due to the significant decline in market value of the Contingent Value Rights (CVRs) issued as contingent consideration for the acquired business, we have recognized an unrealized gain of $66.1 million from the decreased value of the CVRs that are recorded as a liability. See Note 1, Note 9 and Note 12 to our condensed consolidated financial statements for further discussion of these charges.
On October 16, 2013, we entered into a definitive agreement to acquire Biotech International (Biotech), a leading privately held French orthopaedic extremities company. The transaction will significantly expand our direct sales channel in France and international distribution network, and add Biotech's complementary extremity product portfolio to further accelerate global growth opportunities in our Extremities business. We will acquire 100% of Biotech's outstanding equity on a fully diluted basis at a total offer price of up to $80 million, comprised of upfront payments of approximately $55 million in cash, subject to certain adjustment set forth in the definitive agreement, and the issuance of common stock having a value of $20 million, and up to an additional $5 million in cash contingent upon the achievement of certain revenue milestones in 2014 and 2015. We expect the transaction to close in the fourth quarter of 2013.

Net sales from our continuing operations increased 13% in the quarter ended September 30, 2013 (third quarter) to $57.6 million, compared to net sales of $50.9 million in the quarter ended September 30, 2012, driven primarily by a 21% increase in global foot and ankle sales.
Geographically, our third quarter of 2013 domestic sales increased 8%, as a 17% increase in foot and ankle sales was partially offset by a 6% decline in biologics sales and a 1% decrease in upper extremity sales.
Our international sales increased 32% to $14.6 million in the third quarter of 2013, compared to $11.1 million in the third quarter of 2012, primarily due to a 50% increase in Europe primarily due to the acquisition of a foot and ankle business in the quarter ended March 31, 2013, a 27% increase in Asia as the result of the addition of new distribution partner in China during the quarter ended June 30, 2013, partially offset by a $0.5 million unfavorable impact from currency exchange rates.
In the third quarter of 2013, we recorded a net loss from continuing operations of $124.5 million, compared to a net loss of $4.1 million for the third quarter of 2012. Items unfavorably impacting net loss in the third quarter of 2013 included:

•
$207.2 million ($171.3 million net of taxes) of impairment and other charges related to assets acquired from BioMimetic, including $1.0 million of charges recorded within Cost of Sales to write down inventory to its estimated net realizable value (see Note 9 to our condensed consolidated financial statements for discussion of these charges), partially offset by an unrealized gain of $66.1 million ($66.1 million net of taxes) associated with the mark-to-market adjustment on the contingent value rights payable as contingent consideration for the BioMimetic acquisition;

•	$11.2 million ($6.9 million net of taxes) of transition costs associated with the pending sale of our OrthoRecon business;

•	a $4.3 million ($2.6 million net of taxes) decrease in net unrealized gains/losses associated with the mark-to-market adjustments on our derivative assets and liabilities;

•	a $1.5 million ($0.9 million net of taxes) increase in non-cash interest expense associated with the our 2017 Convertible Notes;

•	$1.7 million ($1.2 million net of taxes) of due diligence, transition and transaction costs associated with our acquisitions of BioMimetic and Biotech; and

•	decreased profitability, primarily driven by investments in our direct U.S. foot and ankle sales force and operating losses associated with the acquired BioMimetic business.
These unfavorable impacts were partially offset by $4.5 million ($2.8 million net of taxes) of charges in 2012 related to the write-off of deferred financing costs associated with the termination of our Senior Credit Facility and 2014 Convertible Notes and the termination of an associated interest rate swap.
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
Business continuity and a seamless customer experience are top priorities, and we are highly focused on ensuring that no business momentum is lost during the transition period. As such, we will have inefficiencies immediately post the transaction but will have an excellent opportunity to improve efficiency and leverage fixed costs in the business going forward. Additionally, there will be expense dis-synergies as a result of the transaction, and we do expect some short-term revenue dis-synergies as we work through the separation of some of the remaining full-line distribution both in the U.S. and outside the U.S.
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

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Net sales	$57,641	100.0%	$50,888	100.0%
Cost of sales [1]	14,037	24.4%	11,704	23.0%
Gross profit	43,604	75.6%	39,184	77.0%
Operating expenses:
Selling, general and administrative [1]	63,054	109.4%	36,730	72.2%
Research and development [1]	5,518	9.6%	3,428	6.7%
Amortization of intangible assets	1,342	2.3%	1,289	2.5%
BioMimetic impairment charges	206,249	357.8%	—	—%
Total operating expenses	276,163	479.1%	41,447	81.4%
Operating loss	(232,559)	(403.5%)	(2,263)	(4.4%)
Interest expense, net	4,044	7.0%	2,509	4.9%
Other (income) expense, net	(64,019)	(111.1%)	1,895	3.7%
Loss from continuing operations before income taxes	(172,584)	(299.4%)	(6,667)	(13.1%)
Benefit from income taxes	(48,084)	(83.4%)	(2,579)	(5.1%)
Net loss from continuing operations	(124,500)	(216.0%)	(4,088)	(8.0%)
Loss from discontinued operations, net of tax [1]	(5,520)		(1,251)
Net loss	$(130,020)		$(5,339)
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,
	2013	% of Sales	2012	% of Sales
Cost of sales	$100	0.2%	$193	0.4%
Selling, general and administrative	2,357	4.1%	1,696	3.3%
Research and development	215	0.4%	87	0.2%
Loss from discontinued operations, net of tax	837	n/a	718	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended September 30,
	2013	2012	% Change
Foot and Ankle	$35,233	$29,030	21.4%
Upper Extremity	5,933	6,207	(4.4%)
Biologics	15,184	14,614	3.9%
Other	1,291	1,037	24.5%
Total Sales	$57,641	$50,888	13.3%

The following table presents net sales by geographic area (in thousands):

	Three Months Ended September 30,
	2013	2012	% Change

Domestic	$42,998	$39,808	8.0%
International	14,643	11,080	32.2%
Total net sales	$57,641	$50,888	13.3%

Net Sales
Net sales totaled $57.6 million in the third quarter of 2013, as compared to $50.9 million in the third quarter of 2012. The 13% increase was driven by 21% growth in our foot and ankle business and a 4% increase in our biologics business, partially offset by a 4% decline in upper extremities.
Our foot and ankle net sales increased to $35.2 million in the third quarter of 2013, representing growth of 21% over the third quarter of 2012. Domestically, foot and ankle product sales increased 17% over the third quarter of 2012, due to the continued success of our ORTHOLOC® 3Di Reconstruction Plating System, as well as continued growth of our INBONE® Total Ankle Arthroplasty products. Our international foot and ankle sales grew 42% to $7.6 million as a result of $0.9 million of sales in Europe due to the foot and ankle products acquired from the WG Healthcare acquisition and a 47% increase in Asia as the result of the addition of a new distribution partner in China in the first half of 2013. The remaining growth is a result of increased focus on our foot and ankle business across all international geographies.
Upper extremity net sales decreased to $5.9 million in the third quarter of 2013, representing a decline of 4% over the third quarter of 2012, driven primarily by unfavorable currency exchange rates, as volumes were relatively flat in all major geographies.
Net sales of our biologics products totaled $15.2 million in the third quarter of 2013, representing a 4% increase from the third quarter of 2012. Internationally, our sales increased 38% as the result of $1.2 million of increased sales in Australia, primarily related to sales of Augment® Bone Graft acquired from the BioMimetic acquisition in the first quarter of 2013. This increase was partially offset by a 6% decrease in U.S. sales due to lower sales volume.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 24.4% in the third quarter of 2013, as compared to 23.0% in the third quarter of 2012. Cost of sales for the third quarter of 2013 included $1.0 million (1.7% of net sales) of charges to write down inventory acquired from BioMimetic to its estimated net realizable value. The remaining cost of sales decreased as a percentage of net sales, primarily due to favorable manufacturing expenses that were partially offset by provisions for excess and obsolete inventory and unfavorable geographic mix. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 109.4% in the third quarter of 2013, compared to 72.2% in the third quarter of 2012. Selling, general and administrative expense for the third quarter of 2013 included $11.2 million of transition costs associated with the sale of our OrthoRecon business (19.5% of net sales), $1.2 million and $0.5 million of due diligence, transition and transaction costs related to our acquisitions of BioMimetic and Biotech, respectively (totaling 3.0% of net sales), and $0.1 million of cost related to distributor transition agreements (0.2% of net sales). Selling, general and administrative expense for the third quarter of 2012 included $0.4 million of cost related to distributor transition agreements (0.8% of net sales). The remaining increase is primarily driven by $2.9 million of expenses associated with the ongoing operations of the acquired BioMimetic business (5.0% of net sales), $0.7 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices (1.2% of net sales), increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees, increased spending on international growth initiatives, increased non-cash stock-based compensation expense, and legal and other spending on our appeal of the not approvable letter from the FDA.
We anticipate that our selling, general and administrative expenses in continuing operations will increase after the sale of our OrthoRecon business is complete, due to anticipated dis-synergies in certain corporate and international expenses that have been recorded in discontinued operations in our condensed consolidated financial statements. These dis-synergies include expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities. These increases will be offset by anticipated decreased spending on transition costs associated with the sale of the OrthoRecon business.
Research and Development
Our investment in research and development activities represented approximately 9.6% of net sales in the third quarter of 2013, as compared to 6.7% of net sales in the third quarter of 2012. The increase in research and development costs as a percentage of net sales is attributable to spending associated with the acquired BioMimetic business.
We anticipate that our research and development expenses in continuing operations will increase after the sale of our OrthoRecon business is complete, due to anticipated dis-synergies in certain employee-related expenses that have been recorded in discontinued operations in our condensed consolidated financial statements.

Amortization of Intangible Assets
Charges associated with the amortization of intangible assets were relatively flat at $1.3 million in both the third quarter of 2013 and the third quarter of 2012.
Based on the intangible assets held as of September 30, 2013, we expect to recognize amortization expense of approximately $6.1 million for the full year of 2013, $4 million in 2014, $2.8 million in 2015, $2.0 million in 2016, and $1.8 million in 2017. These amounts do not include the potential amortization of the portion of the IPRD Technology asset that would begin being amortized, if and when, Augment® Bone Graft is approved by the FDA, which we estimate would generate approximately $0.3 million of amortization expense annually.
BioMimetic Impairment Charges
During the third quarter of 2013, we recorded charges of approximately $206.2 million associated with the BioMimetic business acquired in the first quarter of 2013. On August 7, 2013, we received a not approvable letter from the FDA in response to our Pre-PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.  We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment. As a result of this evaluation, we recorded an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million, as well as the recognition of a $3.2 million charge for noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we have estimated will expire unused. See Note 9 to our condensed consolidated financial statements for further discussion of these impairment charges.
Interest Expense, Net
Interest expense, net, consists of interest expense of $4.2 million during the third quarter of 2013 and $2.6 million during the third quarter of 2012, offset by interest income of $0.1 million during the third quarter of 2013 and 2012. Our interest expense during the third quarter of 2013 relates primarily to $1.5 million of interest expense on our 2017 Notes and $2.2 million of non-cash interest expense associated with the amortization of the discount on our 2017 Notes. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2013 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other (Income) Expense, Net
Other (income) expense, net was $(64.0) million in the third quarter of 2013, compared to $1.9 million in the third quarter of 2012. For the third quarter of 2013, other (income) expense, net includes an unrealized gain of $66.1 million on CVRs issued in connection with the acquisition of BioMimetic, partially offset by an unrealized loss of $2.0 million for mark-to-market adjustments on our derivative asset and liability.
Benefit from Income Taxes
We recorded an income tax benefit of $48.1 million in the third quarter of 2013, compared to $2.6 million in the third quarter of 2012. During the third quarter of 2013, our effective tax benefit rate was approximately 27.9% as compared to 38.7% in the third quarter of 2012. The decrease in the effective tax rate is primarily related to the impact of the non-deductible goodwill impairment charges and mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic on our taxable income (net unfavorable impact of 11.0% to effective tax benefit rate).
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, consists of our OrthoRecon business for which we have entered into a definitive agreement to sell to MicroPort. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations.
Net sales of our OrthoRecon business totaled $49.0 million in the third quarter of 2013, as compared to $59.5 million in the third quarter of 2012, an 18% decline, driven by a 21% decrease in hip sales and a 14% decrease in knee sales.
Our hip product net sales totaled $26.2 million during the third quarter of 2013, down from $33.0 million in the third quarter of 2012. Our domestic hip sales decreased 14% over prior year, primarily due to a 15% decrease in volume as the result of customer losses during the latter portion of 2012. International hip sales declined 25% from the prior year due to declines in every significant geographic region due primarily to the impact of the transition activities, as well as the negative impact of $1.6 million of unfavorable currency exchange rates.
Our knee product net sales totaled $22.1 million during the third quarter of 2013, down from $25.7 million in the third quarter of 2012. Our domestic knee sales decreased 12% over prior year, primarily due to a 12% decrease in volume as the result of customer losses during the latter portion of 2012. International knee sales declined 16% from the prior year, as a 25% increase in sales in Japan were more than offset by declines in sales to stocking distributors, due primarily to the impact of the transition activities, as well as the negative impact of $0.5 million of unfavorable currency exchange rates.
Loss from discontinued operations, net of tax, was $5.5 million in the third quarter of 2013, as compared to a loss from discontinued operations, net of tax of $1.3 million in the third quarter of 2012. The increase in net loss was primarily driven by the decrease in sales year over year, the after tax impact of $5.2 million of legal and professional fees associated with the MicroPort transaction, and $0.4 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices, partially offset by the after tax impact of a $1.2 million decrease in expenses associated with the deferred prosecution agreement and U.S. governmental inquiries.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Net sales	$174,506	100.0%	$155,725	100.0%
Cost of sales [1]	42,298	24.2%	34,917	22.4%
Gross profit	132,208	75.8%	120,808	77.6%
Operating expenses:
Selling, general and administrative [1]	164,306	94.2%	107,139	68.8%
Research and development [1]	14,893	8.5%	10,279	6.6%
Amortization of intangible assets	5,726	3.3%	2,926	1.9%
BioMimetic impairment charges	206,249	118.2%	—	—%
Restructuring charges	—	—%	431	0.3%
Total operating expenses	391,174	224.2%	120,775	77.6%
Operating (loss) income	(258,966)	(148.4%)	33	0.0%
Interest expense, net	11,979	6.9%	6,203	4.0%
Other (loss) income, net	(65,291)	(37.4%)	1,561	1.0%
Loss from continuing operations before income taxes	(205,654)	(117.8%)	(7,731)	(5.0%)
Benefit from income taxes	(60,697)	(34.8%)	(2,700)	(1.7%)
Net loss from continuing operations	(144,957)	(83.1%)	(5,031)	(3.2%)
Income from discontinued operations, net of tax [1]	6,041		4,963
Net loss	$(138,916)		$(68)
__________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30,
	2013	% of Sales	2012	% of Sales
Cost of sales	$390	0.2%	$548	0.4%
Selling, general and administrative	8,504	4.9%	5,159	3.3%
Research and development	583	0.3%	287	0.2%
Income from discontinued operations, net of tax	2,553	n/a	1,754	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended September 30,
	2013	2012	% Change
Foot and Ankle	$107,626	$87,537	22.9%
Upper Extremity	18,082	19,101	(5.3%)
Biologics	43,932	45,255	(2.9%)
Other	4,866	3,832	27.0%
Total sales	$174,506	$155,725	12.1%

The following table presents net sales by geographic area (in thousands):

	Nine Months Ended September 30,
	2013	2012	% Change

Domestic	$128,399	$121,451	5.7%
International	46,107	34,274	34.5%
Total net sales	$174,506	$155,725	12.1%

Net Sales
Net sales totaled $174.5 million during the first nine months of 2013, as compared to $155.7 million in the first nine months of 2012. The 12% increase was driven by 23% growth in our foot and ankle business, offset by a 3% decline in our biologics business and a 5% decline in upper extremities.
Our foot and ankle net sales increased to $107.6 million in the first nine months of 2013, representing growth of 23% over the first nine months of 2012. Domestically, foot and ankle product sales increased 16% over the first nine months of 2012, due to the continued success of our ORTHOLOC® 3Di Reconstruction Plating System, as well as continued growth of our INBONE® Total Ankle Arthroplasty products. Our international foot and ankle sales grew 53% to $25.2 million, driven by $1.7 million of increased sales in Europe due to the acquisition of a foot and ankle business in the quarter ended March 31, 2013, and the impact of an initial $2.6 million of stocking orders in Asia as the result of the addition of a new distribution partner in China during the second quarter of 2013. The remaining growth is a result of increased focus on our foot and ankle business across all international geographies.
Upper extremity net sales decreased to $18.1 million in the first nine months of 2013, representing a decline of 5% over the first nine months of 2012, driven primarily by a 2% decline in domestic sales, and unfavorable currency exchange rates.
Net sales of our biologics products totaled $43.9 million in the first nine months of 2013, representing a 3% decrease from the first nine months of 2012. In the U.S., our biologics sales decreased 12% in 2013, due to lower sales volume, partially offset by a 33% increase in international sales, driven by the acquired BioMimetic business.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 24.2% in the first nine months of 2013, as compared to 22.4% in the first nine months of 2012, primarily due to unfavorable geographic mix and increased provisions for excess and obsolete inventory, as well as $1.0 million (0.6% of net sales) of charges to write down inventory acquired from BioMimetic to its estimated net realizable value. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 94.2% in the first nine months of 2013, compared to 68.8% in the first nine months of 2012. Selling, general and administrative expense for the first nine months of 2013 included $13.9 million of transition costs associated with the sale of our OrthoRecon business (8.0% of net sales), $10.6 million of transaction and transition costs related to our acquisitions of BioMimetic and Biotech (6.0% of net sales), and $0.8 million of costs related to distributor transition agreements (0.5% of net sales). Selling, general and administrative expense for the first nine months of 2012 included $0.6 million of cost related to distributor transition agreements (0.4% of net sales). The remaining increase is primarily the result of $6.7 million of expenses associated with the acquired ongoing BioMimetic business (3.8% of net sales), $2.0 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices (1.2% of net sales), and increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees.
Research and Development
Our investment in research and development activities represented approximately 8.5% of net sales in the first nine months of 2013, as compared to 6.6% of net sales in the first nine months of 2012. The increase in research and development costs as a percentage of net sales is attributable to spending associated with the acquired BioMimetic business.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets totaled $5.7 million (3.3% of net sales) in the first nine months of 2013, as compared to $2.9 million (1.9% of net sales) in the first nine months of 2012. This increase is primarily attributable to a

$1.0 million increase in amortization expense associated with distributor non-compete agreements entered into during the second and third quarters of 2012 and approximately $1.0 million of impairment charges associated with certain intangible assets acquired in prior periods.
Interest Expense, Net
Interest expense, net, consists of interest expense of $12.3 million during the first nine months of 2013 and $6.5 million during the first nine months of 2012, offset by interest income of $0.3 million during the first nine months of 2013 and 2012. The increase in our interest expense relates primarily to $6.5 million of non-cash interest expense associated with the amortization of the discount on our 2017 Notes, which were issued August 31, 2012.
Other Income, Net
Other income, net was $65.3 million in the first nine months of 2013, compared to $1.6 million in the first nine months of 2012. For the first nine months of 2013, other income, net includes a $60.3 million unrealized gain on CVRs issued in connection with the acquisition of BioMimetic, a $7.8 million realized gain on our previously held investment in BioMimetic, partially offset by an unrealized loss of $3.0 million for mark-to-market adjustments on our derivative asset and liability. For the first nine months of 2012, other income, net includes a $1.8 million loss on the early termination of an interest rate swap and $2.7 million related to the write off of deferred financing costs associated with our terminated Senior Credit Facility and the portion of our 2014 Convertible Senior Notes that were repurchased. These charges were partially offset by an unrealized gain of $2.3 million for mark-to-market adjustments on our derivative asset and liability.
Benefit from Income Taxes
We recorded an income tax benefit of $60.7 million in the first nine months of 2013, compared to $2.7 million in the first nine months of 2012. During the first nine months of 2013, our effective tax benefit rate was approximately 29.5% as compared to 34.9% in the first nine months of 2012. The decrease in the effective tax benefit rate is primarily related to the impact of the non-deductible goodwill impairment charges and mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic on our taxable income (net unfavorable impact of 10.7% to effective tax benefit rate), and the non-deductibility of certain transaction costs associated with the BioMimetic acquisition (unfavorable impact of 1.0% to effective tax benefit rate. These amounts were partially offset by the non-taxable gain on our previously held investment in BioMimetic (favorable impact of 2.1% to effective tax benefit rate).
Income from Discontinued Operations, Net of Tax
Discontinued operations, net of tax, consists of our OrthoRecon business for which we have entered into a definitive agreement to sell to MicroPort. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations.
Net sales of our OrthoRecon business totaled $173.3 million in the first nine months of 2013, as compared to $204.6 million in the first nine months of 2012, a 15% decline, driven by an 18% decrease in hip sales and a 12% decrease in knee sales.
Income from discontinued operations, net of tax was $6.0 million in the first nine months of 2013 compared to $5.0 million in the first nine months of 2012. During the first nine months of 2013, income from discontinued operations included the after tax impact of a benefit of $19.4 million related to a change in management's estimate of our probable insurance recovery for previously recognized costs associated with product liability claims. This increase was mostly offset by decreased profitability as a result of the sales decline, and $1.3 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of September 30, 2013	As of December 31, 2012
Cash and cash equivalents	$272,793	$320,360
Short-term marketable securities	6,387	12,646
Long-term marketable securities	13,202	—
Working capital	502,967	575,713
We invest in long-term marketable securities with maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of September 30, 2013, the weighted average maturity for these investments was 18 months.

Operating Activities. Cash provided by operating activities was $5.7 million for the first nine months of 2013 as compared to cash provided by operating activities of $57.8 million for the first nine months of 2012. The decrease is driven by decreased cash profitability and changes in working capital.
Investing Activities. Our capital expenditures totaled approximately $22.5 million and $13.3 million in the first nine months of 2013 and 2012, respectively. The increase is primarily related to spending on instrumentation to support product launches and spending related to the move of our corporate headquarters. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $30 million in 2013.
In connection with our acquisitions of BioMimetic and WG Healthcare, we paid $40.4 million cash, net of cash acquired, for these businesses. Refer to Note 2 of our condensed consolidated financial statements for additional information regarding these acquisitions.
Financing Activities. During the first nine months of 2013, cash provided by financing activities totaled $2.8 million compared to the first nine months of 2012 when cash used in financing activities totaled $98.9 million. The change is primarily attributable to refinancing activities in 2012, when we received $300 million of proceeds from the issuance of our 2017 Notes, offset by payments of $144.4 million to repay the Term Loan under our senior credit facility, and $25.3 million to repurchase of a portion of our outstanding 2014 Notes.
On August 22, 2012, we issued $300 million of the 2017 Notes, which generated net proceeds of $290.8 million. In connection with the offering of the 2017 Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 11,794,200 shares of our common stock to the Option Counterparties. As of September 30, 2013, $261.2 million aggregate principal amount of the 2017 Notes remain outstanding.
In November 2007, we issued $200 million of the 2014 Notes. On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes. On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As of September 30, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
As of September 30, 2013, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During the first nine months of 2013, cash inflows from discontinued operations was approximately $41 million, compared to approximately $34 million in the first nine months of 2012. We do not expect that the absence of cash flows from discontinued operations will have an impact on our ability to meet contractual cash obligations, fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. During the nine months ended September 30, 2013, we acquired certain non-cancelable contractual cash obligations associated with operating leases and minimum supply obligations upon our acquisition of BioMimetic, including the supply agreement with Novartis Vaccines and Diagnostics, Inc. amended in the second quarter of 2013, which are not reflected in the condensed consolidated balance sheet, as follows (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
BioMimetic Minimum Supply Obligations	$6,761	3,858	$2,903	$—	$—
BioMimetic Operating Leases	$8,139	$398	$3,284	$2,688	$1,769
Total	$14,900	$4,256	$6,187	$2,688	$1,769
During three months ended September 30, 2013, we received a not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013 (see Note 9 for further discussion of our impairment analysis). Due to the results of that analysis, we estimated that approximately $3.2 million of the noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft will expire unused. As such, we recorded a $3.2 million loss on this contractual obligation, which was recognized within "BioMimetic impairment charges" on our condensed consolidated statement of operations during the three months ended September 30, 2013.

In process research and development. In connection with our BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included Augment® Bone Graft, which was undergoing the FDA approval process, and Augment® Injectable Bone Graft. The acquisition date fair values of the IPRD technology was $61.2 million for Augment® Bone Graft and $27.1 million for Augment® Injectable Bone Graft. The fair value of the research and development projects was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rate applied to the expected future cash flows included a premium to the base required rate of return, in consideration of the risks associated with the FDA approval process.

The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of recombinant human platelet-derived growth factor BB (rhPDGF-BB), one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. We’ve incurred expenses of approximately $4.2 million for Augment since the date of acquisition and approximately $2.0 million in the three months ended September 30, 2013. Future costs related to Augment depends on the ultimate decision by the FDA on the PMA.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We’ve incurred expenses of approximately $1.3 million for Augment Injectable since the date of acquisition and approximately $0.5 million in the three months ended September 30, 2013. Costs to complete this project are estimated to range from $0.3 million to $0.5 million.

Subsequently, during the third quarter of 2013, we received a not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. Following our announcement regarding the receipt of this letter, the market value of the CVRs issued in connection with the BioMimetic decreased significantly. Holders of CVRs are entitled to be paid the contingent consideration from the BioMimetic acquisition, specifically upon FDA approval of Augment® Bone Graft, and subsequently upon the achievement of certain revenue milestones. The value of the CVRs therefore implies the market’s assessment of probability of FDA approval. Because the probability of such FDA approval is a significant input in the valuation of the Biomimetic reporting unit and related intangible assets, management determined that our goodwill and intangible assets acquired in the BioMimetic acquisition were more likely than not impaired, and therefore required a quantitative impairment test.
We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013.

FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired.

We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013.  The fair value of the IPRD was less than the carrying values. Therefore, we recognized impairment charge of approximately $56.9 million for Augment and $27.1 million for Augment Injectable for the three months ended September 30, 2013 for the amount by which the carrying value of these assets exceeded the fair value.

Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $272.8 million and our marketable securities balances totaling $19.6 million will be sufficient for the foreseeable future to fund our working capital requirements, operations, and anticipated capital expenditures in 2013 of approximately $30 million, and to meet our contractual cash obligations in 2013.
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

Valuation of In-Process Research and Development. The estimated fair value attributed to IPRD represents an estimate of the fair value of purchased in-process technology for research programs that have not reached technological feasibility and have no alternative future use. Only those research programs that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable possibility of technical success existed were included in the estimated fair value.
IPRD is recorded as an indefinite-lived intangible asset until completion or abandonment of the associated research and development projects. Accordingly, no amortization expense is reflected in the results of operations. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning with the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period the impairment occurs. These intangible assets are tested for impairment on an annual basis, or earlier if impairment indicators are present.
During three months ended September 30, 2013, we received a not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. Following our announcement regarding the receipt of this letter, the market value of the CVRs issued in connection with the BioMimetic acquisition decreased significantly. Holders of CVRs are entitled to be paid the contingent consideration from the BioMimetic acquisition, specifically upon FDA approval of Augment® Bone Graft, and subsequently upon the achievement of certain revenue milestones. The value of the CVRs therefore implies the market’s probability of FDA approval. Because the probability of such FDA approval is a significant input in the valuation of the Biomimetic reporting unit and related intangible assets, management determined that our goodwill and intangible assets acquired in the BioMimetic acquisition were more likely than not impaired, and therefore required a quantitative impairment test.
We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013.
We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013.  Based on this discounted cash flow valuation model, we determined that the fair value of the IPRD assets as of September 30, 2013 were less than their respective carrying values as of such date. Therefore, we recognized an intangible impairment charge of approximately $84.0 million in the three months ended September 30, 2013 for the amount by which the carrying value of these assets exceeded the fair value. These charges are included within "BioMimetic impairment charges" on our condensed consolidated statement of operations.
Due to the uncertainty associated with research and development projects, there is risk that actual results will differ materially from the cash flow projections and that the research and development project will result in a successful commercial product. If we are successful in our appeal of the not approvable letter from the FDA, and our Augment® Bone Graft is ultimately approved for sale in the United States, the fair value of this technology will be significantly greater than the amount recognized in our financial statements, and the future amortization expense associated with the intangible asset will be significantly less than originally estimated. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.
Goodwill. During the three months ended September 30, 2013, we finalized our purchase price allocation associated with our acquisition of BioMimetic, and recognized $137.9 million of goodwill. The BioMimetic business is considered a separate reporting unit for purposes of goodwill impairment evaluation. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter.
Subsequent to the finalization of the BioMimetic purchase price allocation, we recognized a significant impairment of intangible assets acquired from the BioMimetic acquisition and determined that an evaluation of the goodwill associated with the BioMimetic reporting unit was required. We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013.  Based on this discounted cash flow valuation model, we determined that the fair value of the BioMimetic reporting unit as of September 30, 2013 was less than its carrying value as of such date. Therefore, we recognized a goodwill impairment charge of $115.0 million in the three months ended September 30, 2013 for the amount by which the carrying value of these assets exceeded the fair value. These charges are included within "BioMimetic impairment charges" on our condensed consolidated statement of operations.
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

Recent Accounting Guidance. In July 2013, the FASB issued updated guidance requiring an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  This standard is effective for our fiscal year ending December 31, 2014 and will not have a significant impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On September 30, 2013, we have invested short term cash and cash equivalents and marketable securities of approximately $177.6 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $177,000 to our interest income.
Equity Price Risk
Our 2017 Notes includes conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our common stock. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.
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

The fair value of our 2017 Notes Conversion Derivative and our 2017 Notes Hedge is directly impacted by the price of our common stock. We entered into the 2017 Notes Hedges in connection with the issuance of our 2017 Notes with the Option Counterparties. The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of our 2017 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The following table presents the fair values of our 2017 Notes Conversion Derivative and 2017 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our common stock. We believe that a 10% change in the stock price is reasonably possible in the near term:

(in thousands)
	Fair Value of Security Given a 10% decrease in stock price	Fair Value of Security as of September 30, 2013	Fair Value of Security Given a 10% increase in stock price
2017 Notes Hedges (Asset)	68,000	87,000	108,000
2017 Notes Conversion Derivative (Liability)	65,000	83,000	103,000

Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 19% and 18% of our net sales from our continuing operations were denominated in foreign currencies during the three months ended September 30, 2013 and for the year ended December 31, 2012, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our net sales from continuing operations denominated in foreign currencies are derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the yen, the British pound, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the yen, the U.S. dollar and the British pound, and the U.S. dollar and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 8, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in euros, Japanese yen, British pounds and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.
A uniform 10% strengthening in the value of the U. S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in operating income of approximately $1.3 million for the nine months ended September 30, 2013. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
As of September 30, 2013, we have outstanding $300 million principal amount of our 2017 Notes . We carry this instrument at face value less unamortized discount on our consolidated balance sheets. Since this instruments bears interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of our 2017 Notes, when the market price of our stock fluctuates. We do not carry the 2017 Notes at fair value, but present the fair value of the principal amount of our 2017 Notes for disclosure purposes.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
During the three month period ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 3, 2012, we received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We are in the process of collecting the responsive documents and responding to the subpoena. Due to the factors noted in Note 12 to our condensed consolidated financial statements, we are unable to estimate the impact of the ultimate outcome of these matters on our consolidated financial position or results of operations.
Patent Litigation.
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (collectively, "Stryker"), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief and could impact a substantial portion of our hip product line. On July 9, 2013, the district court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe our product infringes the asserted patents. In filings with the court, Stryker has conceded that under the court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the court to dismiss the case so it may pursue an appeal. We believe that we have strong defenses against Stryker's claims and would continue to vigorously defend this lawsuit if necessary. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.
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

In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS patents. We plan to vigorously defend this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.

Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
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
Employment Matters

In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages. On October 23, 2013, Ms. Napoli moved to voluntary dismiss her lawsuit, without prejudice.
We will continue to vigorously defend the remaining lawsuits. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations.
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
Other
We have received claims from health care professionals following the termination of certain contractual arrangements. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position or results of operations. Accordingly, no provisions have been recorded in our financial statements related to these claims as of September 30, 2013.
ITEM 1A. RISK FACTORS.

The closing of our previously announced agreement to acquire Biotech International could be delayed or cancelled, and we may not realize the anticipated benefits of the transaction

On October 16, 2013, we announced we had entered into a definitive agreement to acquire Biotech International. The transaction is expected to close in the fourth quarter of 2013. Given that the transaction is subject to closing conditions, the closing of the transaction could be delayed or cancelled. Additionally, we may fail to realize the anticipated benefits of the Biotech International acquisition in whole or in part. We may incur unexpected liabilities and/or experience erroneous financial estimates and projections for the acquired business.

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
On June 19, 2013, we announced we had entered into a definitive agreement under which MicroPort Medical B.V., a subsidiary of MicroPort Scientific Corporation, will acquire our OrthoRecon business. The transaction is expected to close during the fourth quarter of 2013. Given that the transaction is subject to customary closing conditions, including MicroPort shareholder approval and receipt of regulatory clearances, the closing of the transaction could be delayed or cancelled.
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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)

11	Computation of earnings per share (included in Note 11 of the Notes to Condensed Consolidated Financial Statements in “Financial Statements and Supplementary Data”). (26)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 17, 2013 (Commission file number 001-35823).

(4)	Incorporated by reference to our current report on Form 8-K filed on February 19, 2008 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(6)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 4, 2013 (Commission file number 000-335823).

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(11)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to our current report on Form 8-K filed on November 19, 2012 (Commission file number 000-32883).

(25)	Incorporated by reference to our current report on Form 8-K filed on March 1, 2013 (Commission file number 000-32883).

(26)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(27)	Incorporated by reference to our current report on Form 8-K filed on June 21, 2013 (Commission file number 001-35823).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(38)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(39)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(40)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(41)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

(42)	Incorporated by reference to our current report on Form 8-K filed October 18, 2013 (Commission file number 001-35823).

*	Denotes management contract or compensatory plan or arrangement.

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
Date: November 4, 2013

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

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.