Form 10-K
period 2013-12-31
WRIGHT MEDICAL GROUP INC
filed 2014-02-27
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35823
WRIGHT MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4088127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1023 Cherry Road, Memphis, Tennessee (Address of principal executive offices)	38117 (Zip code)
Registrant’s telephone number, including area code: (901) 867-9971
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Contingent Value Rights	NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,055,285,164.
As of February 17, 2014, there were 49,547,524 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2014.

1

WRIGHT MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

2

SAFE-HARBOR STATEMENT

This Annual Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Annual Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of this Annual Report on Form 10-K). By way of example and without implied limitation, such risks and uncertainties include:

•
future actions of the SEC, the United States Attorney's office, the FDA, the Department of Health and Human Services or other U.S. or foreign government authorities, including those resulting from increased scrutiny under the Foreign Corrupt Practices Act and similar laws, that could delay, limit or suspend our development, manufacturing, commercialization and sale of products, or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•	continued liability for product liability claims on OrthoRecon products sold prior to divestiture of our OrthoRecon business or for post-market regulatory obligations on such products;

•	disruptions resulting from loss of personnel, systems and infrastructure changes and transition services arrangements in connection with our OrthoRecon divestiture;

•	failure to realize the anticipated benefits from our acquisitions or from divestiture of our OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor's recall of its modular hip product;

•	failure or delay in obtaining FDA approval of Augment® Bone Graft for commercial sale in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	loss of a key suppliers;

•	failures of, interruptions to, or unauthorized tampering with our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

•
any actual or alleged breach of the Corporate Integrity Agreement to which we are subject through September 2015, which could expose us to significant liability, including exclusion from Medicare, Medicaid and other federal healthcare programs, potential criminal prosecution, and civil and criminal fines or penalties;

•
the potentially negative effect of our ongoing compliance enhancements on our relationships with customers and on our ability to deliver timely and effective medical education, clinical studies, and new products;

•	the possibility of private securities litigation or shareholder derivative suits;

•	insufficient demand for and market acceptance of our new and existing products;

•	recently enacted healthcare laws and changes in product reimbursements which could generate downward pressure on our product pricing;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities;

•	inability to capitalize on business development opportunities;

•	product quality or patient safety issues;

•	geographic and product mix impact on our sales;

•	inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors; and

•	the negative impact of the commercial and credit environment on us, our customers and our suppliers.

3

PART I

Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. (WMT) and other operating subsidiaries (Wright or we), is a global specialty orthopaedic company, that provides extremity and biologic solutions that enable clinicians to alleviate pain and restore their patients’ lifestyles. The company is the recognized leader of surgical solutions for the foot and ankle market, one of the fastest growing segments in medical technology, and markets its products in over 60 countries worldwide.
Our business includes products that are used in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, fingers, toes, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. Our extensive foot and ankle product portfolio, our approximately 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in us being a recognized leader in the foot and ankle market.
Our corporate headquarters and U.S. operations are located in Memphis, Tennessee, where we conduct research and development, sales and marketing administration, and administrative activities. Our manufacturing and warehousing operations are located in Arlington, Tennessee. Outside the U.S., we have distribution and administrative facilities in Amsterdam, the Netherlands, and sales and distribution offices in Canada, Australia, and throughout Europe.
For the year ended December 31, 2013, we had net sales of $242 million and net loss of $280 million on a continuing operation basis. As of December 31, 2013, we had total assets of $1.0 billion. Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by geographic region can be found in Note 20 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
On March 1, 2013, we completed our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic). We previously announced plans on November 19, 2012 to acquire BioMimetic for an upfront purchase price of approximately $190 million in cash and stock plus additional milestone payments of up to approximately $190 million in cash, which are payable upon receipt of Food and Drug Administration (FDA) approval of Augment® Bone Graft and upon achieving certain revenue milestones.
In conjunction with the closing of the transaction, we paid $30.8 million in cash, net of cash acquired, and approximately 7.0 million shares of Wright common stock and contingent value rights (CVRs) with a value of $70.1 million were issued. See Note 3 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding this acquisition.
The transaction is intended to combine BioMimetic's biologics platform and pipeline with our established sales force and product portfolio, to further accelerate growth opportunities in our Extremities business. During the third quarter of 2013, we received a not approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft. We filed an appeal with the FDA regarding its decision, and the FDA notified us it has elected to convene a Dispute Resolution Panel in May 2014 to consider the scientific issues in dispute before making a decision on our appeal.
On November 15, 2013, we completed our acquisition of Biotech International (Biotech). The transaction will significantly expand our direct sales channel in France and our international distribution network, and add Biotech's complementary extremity product portfolio to further accelerate global growth opportunities in our Extremities business. We previously announced plans on October 16, 2013 to acquire Biotech for an upfront purchase price of approximately $75 million in cash and stock, plus additional milestone payments of up to approximately $5 million in cash, which are payable upon the achievement of certain revenue milestones in 2014 and 2015.
In June 2013, we entered into a definitive agreement with MicroPort Scientific Corporation (MicroPort) under which MicroPort Medical B.V., a subsidiary of MicroPort, would acquire our hip/knee (OrthoRecon) business. On January 9, 2014, we completed the divestiture of our OrthoRecon business and received cash payment from MicroPort of approximately $287.1 million.
Our OrthoRecon business consisted of hip and knee implant products and generated global revenue of approximately $232 million in 2013. The OrthoRecon business has established hip and knee franchise brands including DYNASTY® and CONSERVE® hips, PROFEMUR® modular stems, SUPERPATH® minimally invasive hip surgical instrumentation, and ADVANCE® and EVOLUTION™ medial-pivot knee implants. We determined that the sale of the OrthoRecon business meets the criteria for classification as discontinued operations. As such, the financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and the discussion below is on a continuing operations basis.

Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $29 billion in 2012. Six multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often allows them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on less contested, higher-growth sectors of the orthopaedic market.
In recent years, we focused our efforts into growing our position in the higher-growth extremities market, and we believe this market will continue to grow by approximately 8-10% annually. We currently estimate the market for all surgical products used by extremity-focused surgeons to be over $3 billion in the U.S.
Orthopaedic devices are commonly divided into several primary sectors corresponding to the major product categories within the orthopaedic field: reconstruction; trauma; arthroscopy; spine; and biologics. We specialize in those products used by extremity focused surgeon specialists, which include products from the reconstruction, trauma and arthroscopy markets and biologic products.
Extremity Hardware. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, fingers, toes, elbow and shoulder. Extremities hardware is one of the fastest growing market segments within orthopaedics with annual growth rates of 7-10%. Major trends in extremity hardware include procedure-specific and anatomy-specific devices, locking plates and an increase in total ankle arthroplasty procedures.
Foot and Ankle Hardware
Foot and ankle reconstruction includes implants and other devices to replace or reconstruct injured or diseased joints and bones in the foot and ankle. A large segment of the foot and ankle hardware market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. Major trends in foot and ankle hardware include the use of external fixation devices in diabetic patients, total ankle arthroplasty, and advanced tissue fixation devices and biologics. According to various customer and market surveys, we are deemed the market leader in foot and ankle surgical products. New technologies have been introduced into the foot and ankle hardware market in recent years including next generation total ankle replacements. Many of these technologies currently have low levels of market penetration. We believe that adoption of these technologies, total ankle replacement in particular, could result in significant future growth in the foot and ankle hardware market. In 2012, we expanded our INBONE® Ankle system to offer the first-to-market PROPHECY® Pre-Operative Navigation Technology for total ankle replacement to complement our INBONE® II Total Ankle system that offers multiple implant options with different articular geometry. In 2012, we launched our CLAW® II Polyaxial Compression and the ORTHOLOC® Plating Systems utilizing our 3Di polyaxial locking technology further expanding our market leading Foot and Ankle portfolio.
Upper Extremity Reconstruction
Upper extremity reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the hand, wrist, elbow and shoulder. It is estimated that approximately 60% of the upper extremity hardware market is in total shoulder replacement implants. Major trends in upper extremity hardware include minimally invasive fracture repair devices and next generation joint arthroplasty systems. We are the market leader in several segments of the upper extremity market including finger joints, radial head replacement, ulnar shortening systems and intramedullary wrist fracture repair devices with our EVOLVE® Elbow Plating System and the market-leading EVOLVE® Modular Radial Head Prosthesis, and the new comprehensive EVOLVE® TRIAD™ Fixation System designed as one system to manage complex “terrible triad” injuries to the elbow.
Biologics Market. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body's natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery.
Our biologic products are primarily used in extremity-related procedures as well as in trauma-induced voids of the long bones and some spine procedures. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient's own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain, and at times, complications result at the harvest site after surgery.
Currently, there are three main types of biological bone grafting products: osteoconductive; osteoinductive; and osteogenic. Each category refers to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not “induce” or trigger new bone growth, whereas osteoinductive materials induce bone growth. Osteogenic materials combine the osteoinductive materials with a cell-based component. Our flagship, PRO-DENSE® injectable regenerative graft is an osteoconductive bone graft that provides the benefits of injectability, hardness to support bone and predictable bone regeneration. Our PRO-STIM® osteoinductive bone graft substitute is a graft that is injected through a small needle, hardens, and will be replaced by the patient's new bone over time. Products such as our GRAFTJACKET® regenerative tissue matrix, offer a market-leading material for soft-tissue reinforcement for orthopaedic and podiatric soft-tissue reconstructive procedures.

In March 2013, we acquired BioMimetic Therapeutics, Inc. to further accelerate our biologic growth opportunities in our extremities business. Specifically, BioMimetic's Augment® product line, if approved by the FDA, will provide us with a unique solution for hindfoot and ankle fusions. Augment® is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body's principal healing agents. During the third quarter of 2013, we received a not approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. We have filed an appeal with the FDA regarding its decision. On October 31, 2013, the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. The Dispute Resolution Panel is scheduled for May 2014.
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
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices following December 31, 2012. In 2013, we recognized approximately $2.6 million of costs for the medical device excise tax. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized.
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
Products
We operate our continuing operations as one reportable segment and offer products in the following market sectors: extremity reconstruction and biologics. Our business includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Sales in each of these markets represent greater than 10% of our consolidated revenues from continuing operations. Detailed information on our net sales by product line can be found in Note 20 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.” Our discontinued operations, the OrthoRecon business, includes products that are used primarily to replace or repair knee and hip that have deteriorated or have been damaged through disease or injury.
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
Our INBONE® II total ankle system represents the third generation in ankle replacement implants, utilizing a patented intramedullary alignment mechanism for more accurate placement of the implant. The unique modular nature of the implant allows the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. Accuracy of placement and implant stability have been shown to be key factors impacting longevity of the implant. We believe the INBONE® system represents key advances in these critical arenas. Additionally, the INBONE® II implant system is the only ankle replacement that offers surgeons multiple implant options with different articular geometry. These highly anatomic implants are intended to permit the surgeon to tailor the amount of implant constraint or motion based upon the patient's unique anatomical demands.
In June 2012, we introduced the PROPHECY® INBONE® Pre-Operative Navigation Alignment Guides. Initially developed by Wright Medical for total knee replacement, the PROPHECY® Pre-Operative Navigation Alignment Technology utilizes computed tomography (CT) scans to create patient-specific ankle alignment guides that facilitate the surgeon's ability to precisely size, place and align the INBONE® Total Ankle Replacement components during surgery. Wright is the first, and currently the only, company to offer pre-operative navigation for total ankle replacement.
Our ORTHOLOC® 3Di plating system provides foot and ankle surgeons a comprehensive line of plates and screws to address most deformities of the foot and ankle. This next generation system provides multiple screw options and includes Wright's ORTHOLOC® 3Di polyaxial locking technology, which enables the surgeon to adjust the screw trajectory to meet the anatomic requirements of the patient while providing a strong locking construct to promote bone fixation. In January 2012, we introduced the ORTHOLOC® 3Di Ankle Fracture system, which is a comprehensive single-tray ankle fracture solution designed to address a wide range of fracture types. This system provides the surgeon with multiple anatomically-contoured plates and a comprehensive set of instrumentation. This technology coupled with the single tray design, decreases logistical complications in the operating room and enables the surgeon to match the appropriate implant construct with the patient and fracture type.
In July 2012, we introduced the ORTHOLOC® 3Di Reconstruction Plating System. The system includes a number of anatomical plates, screws and specialized surgical instrumentation used for fracture fixation, osteotomies, and fusions of the foot. The new ORTHOLOC® 3Di Reconstruction System offers surgeons a wide range of plate designs to address some of the most common procedures performed by foot and ankle surgeons, including bunion reconstruction and fusions of the first toe.
In November 2012, we expanded the ORTHOLOC® 3Di Reconstruction Plating System with the introduction of the ORTHOLOC® 3Di Midfoot Plating System. This new system provides surgeons with anatomic plates and instrumentation designed specifically for fusions of the midfoot.
The PRO-TOE® VO Hammertoe Fixation system is designed to offer a simple and efficient means to surgically repair the lesser toes following correction of a hammertoe deformity. While a sizeable proportion of these surgeries are treated conventionally with pins, the PRO-TOE® VO Hammertoe implant provides a stable and efficient alternative surgical solution for the deformity. The system arrives in the operating room as a single, sterile-packed unit, which can increase the efficiency of the procedure while removing costly cleaning and processing of a standard reusable instrument set. Additionally, the implant is fabricated from stainless steel, which simplifies the procedure by eliminating the freezer storage and special instruments required for other implant alternatives.
In October 2012, we expanded our PRO-TOE® VO System by introducing six new implant sizes and refined instrumentation. These new product offerings, when coupled with the original implant sizes, provide surgeons with an array of implants to address the individual anatomic variations from patient to patient.
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
Other products in our foot and ankle portfolio include our BIOARCH® subtalar arthroereisis implant, our line of AM™ Surgical foot and ankle endoscopic tissue release products, and our line of Swanson toe joints.
Upper Extremity Hardware
Our EVOLVE® modular radial head replacement prosthesis addresses the need for modularity in the anatomically highly-variable joint of the elbow and is the market leading radial head prosthesis. The EVOLVE® modular radial head device provides different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant and bone interface and for radiocapitellar articulation. In March 2012, we released EVOLVE® TRIAD™ radial head plating system for surgeons who wish to repair rather than replace the damaged radial head. The EVOLVE® TRIAD™ system includes anatomically contoured radial head and radial neck plates featuring the ORTHOLOC® Polyaxial Locking Technology to enable optimal screw placement. With prostheses and plating, we have a comprehensive product offering for repair of radial head fractures.
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
We sell our PRO-DENSE® injectable graft in the United States and select international markets. PRO-DENSE® injectable graft is a composite graft of surgical grade calcium sulfate and calcium phosphate. In animal studies, this unique graft composite has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. PRO-STIM® injectable inductive graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM) for osteoinductive potential. PRO-STIM® graft has demonstrated accelerated healing compared to autograft in pre-clinical testing. Since the mechanism of action is different from PRO-DENSE® graft, PRO-STIM® graft will allow us to expand the applicable procedures for the material platform to more challenging bone defects.
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
We have a supply agreement with RTI Biologics, Inc. to develop advanced implants for use in foot and ankle surgeries. Under this agreement, we offer our CANCELLO-PURE® bone wedge line as well as the ALLOPURE® allograft bone wedges, which offer surgeons off-the-shelf, sterile grafts with appropriate handling characteristics. The ease of use and time savings in the operating room have made this product line an attractive option to foot and ankle surgeons and expand our offering in this key surgical area of need.
The Augment® product line is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. The product is currently available for sale as an alternative to autograft in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications.
Product Development
Our research and development staff focuses on developing new products in the extremity hardware and biologics markets and on expanding our current product offerings and the markets in which they are offered. In addition, we maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. In addition, we have clinical and regulatory departments devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $20.3 million, $13.9 million and $15.4 million in 2013, 2012 and 2011, respectively. The increase in 2013 is primarily attributable to increased spending associated with the acquired BioMimetic activities, primarily related to the FDA approval of Augment® Bone Graft and ongoing clinical studies to support the safety and efficacy of Augment® Bone Graft.
In the extremity hardware areas, our research and development activities focus on building upon our already comprehensive portfolios of surgical solutions for extremity focused surgeons, including procedure and anatomy specific products. With the ultimate goal of addressing unmet clinical needs, we often pursue multiple product solutions for a particular application in order to offer surgeons the ability either to use their preferred procedural technique or to provide options and flexibility in the surgical setting with the understanding that one solution does not work for every case.
In the biologics area, we have research and development projects underway that are designed to provide differentiation of our advanced materials in the marketplace. We are particularly focused on the integration of our biologic product platforms into extremity procedures. In 2013, we launched the extremity and biologic product ALLOPURE® Plus Allograft Bone Wedges.
Manufacturing, Facilities and Quality
We operate a state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we primarily produce orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. The majority of our surgical instrumentation is produced to our specifications by qualified subcontractors who serve medical device companies. We recently began construction of an expansion of our manufacturing facility, which will be completed during the second quarter of 2014. Our present manufacturing facility is adequate for our projected needs until completion of this expansion, which will then provide capacity for our production and distribution needs in the upcoming years.
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
Supply
We rely on a limited number of suppliers for the components used in our products. We rely on one supplier for the silicone elastomer used in certain of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. For certain biologic products, we depend on one supplier of demineralized bone matrix (DBM), and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products and one supplier for our xenograft bone wedge product. We maintain adequate stock from these suppliers to meet market demand. We currently rely on one supplier for a key component of our Augment® Bone Graft. In December 2013, this supplier notified us of their intent to terminate the supply agreement at the end of the current term, which is December 2015. They are contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. See Item 1A, Risk Factors, for further information on our suppliers.
Sales, Marketing, and Medical Education
Our sales and marketing efforts are focused primarily on orthopaedic, trauma, and podiatric surgeons. Orthopaedic surgeons focused on the extremities in many instances have completed foot and ankle or upper extremity fellowship programs. Due to the nature of specialized training surrounding podiatric and orthopaedic surgeons focused on extremities, our target market is well defined. Historically, the surgeon is the primary decision-maker in orthopaedic device purchases.
We offer clinical symposia and seminars, and publish advertisements and the results of clinical studies in industry publications. We also offer surgeon-to-surgeon education on our products using our surgeon advisors in an instructional capacity. We have contractual relationships with surgeon educators, who help us train other surgeons in the safe and effective use of our products and help other surgeons perfect new surgical techniques. Additionally, approximately 16,000 practicing orthopaedic surgeons in the U.S. receive information on our latest products through our distribution network, our website and brochure mailings.
We sell our products in the U.S. through a sales force of approximately 350 people. This sales force primarily consists of direct, commission-based sales representatives and distributors/sales agents engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas. Approximately 48% of our sales force is directly employed by us through a group of corporate sales representatives in select locations throughout the U.S. Our U.S. field sales force is supported by our Tennessee-based sales and marketing organization. We also have working relationships with healthcare dealers including group purchasing organizations, healthcare organizations, and integrated distribution networks.
During 2012, as a result of our effort to convert several independent distributor territories to direct sales representation, we increased our foot & ankle direct sales representatives to 80%, or 160 direct employees. As of December 31, 2013, we have approximately 200 focused foot and ankle sales representatives, consisting of 160 direct and 40 indirect. Our independent distributors, independent sales representatives and direct sales representatives are provided opportunities for product training throughout the year.
We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service the customer. In 2013, we trained over 2,100 surgeons on our foot & ankle products, as well as over 130 upper extremity surgeons.
Our products are marketed internationally through a combination of direct sales offices (subsidiaries) in certain key international markets and distributors in other markets. We have subsidiaries in the United Kingdom, Germany, Italy, Canada and Australia that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our reconstructive products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American College of Foot and Ankle Surgeons (ACFAS). During this three-day event, we display our most recent and innovative products in the foot and ankle market.
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
The primary competitive factors facing us include price, quality, innovative design and technical capability, clinical results, breadth of product line, scale of operations and distribution capabilities. Our ability to compete is affected by our ability to accomplish the following:

•	Develop new products and innovative technologies;

•	Obtain and maintain regulatory clearance and reimbursement for our products;

•	Manufacture and sell our products cost-effectively;

•	Meet all relevant quality standards for our products and their markets;

•	Respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;

•	Protect the proprietary technology of our products and manufacturing processes;

•	Market and promote our products;

•	Continue to maintain a high level of medical education for our surgeons on our products;

•	Attract and retain skilled employees and focused sales representatives; and

•	Support our technology and with clinically relevant studies.
Intellectual Property
We currently own or have licenses to use more than 350 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets. We manufacture and market products under both patents and license agreements with other parties. These patents and license agreements have a defined life and expire from time to time.
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
While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others, there can be no assurances that we do not infringe any patents or other proprietary rights held by them. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products. Litigation may also be necessary to defend infringement claims of third parties or to enforce patent rights we hold or to protect trade secrets or techniques we own.
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
Third-Party Reimbursement
Reimbursement is an important factor in the success of any medical device. Reimbursement in the United States depends, in part, upon our ability to obtain FDA clearances and approvals to market our products as well as obtain coverage and payment for our products. The FDA may announce changes to the regulatory review process, which in turn may slow the clearance and approval process and thereby delay the ability of medical device companies to bring new devices to market. In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. Health care reform initiatives, which may be implemented over the next several years, have the potential to impact the growth of sales in medical devices as third-party payors look to control spending on health care. A uniform policy of coverage does not exist among all of these payors relative to payment of claims for all products. Therefore, reimbursement and coverage can be quite different from payor to payor, from one region of the country to another, and from country to country. Coverage also depends on our ability to demonstrate the short-term and long-term clinical effectiveness, and cost-effectiveness of our products. These supportive data are obtained from surgeon clinical experience, clinical trials, and literature reviews. We pursue and present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals because data and evidence that can support coverage and reimbursement are important to the successful commercialization and market access of our products.
All United States and foreign third-party payors continually develop increasingly sophisticated methods of controlling healthcare costs through healthcare reform measures including, government-managed healthcare systems, health technology assessments, coverage with evidence development processes, quality initiatives, pay-for-performance, comparative effectiveness research and capitation programs, group purchasing, redesign of benefit offerings, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering care. All of these types of programs can potentially impact market access for, and pricing structures of our products, which in turn can impact future revenues.
Employees
As of December 31, 2013, we employed approximately 898 people in continuing operations in the following areas: 158 in manufacturing, 547 in sales and marketing, 114 in administration and 79 in research and development. We believe that we have a good relationship with our employees.
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

Although we divested our hip/knee (OrthoRecon) business, we remain responsible for liability claims on OrthoRecon products sold prior to closing, and might still be sued on products sold after closing.

Although OrthoRecon product liability expenses are accounted for under discontinued operations, our agreement with MicroPort requires we retain responsibility for product liability claims on OrthoRecon products sold prior to closing, and for any resulting settlements, judgments or other costs. Moreover, even though MicroPort is responsible for liability claims on post-closing sales, there can be no assurance we will not be named as a defendant in a lawsuit relating to such post-closing sales, or that MicroPort will have adequate resources to exonerate us from any resulting expenses or liabilities.

Although we divested our OrthoRecon business, we may continue to have post-market regulatory obligations on OrthoRecon products sold prior to closing.
In general, medical device manufacturers, pursuant to both U.S. and international law, have responsibility for monitoring their products, investigating complaints, reporting adverse events and, if applicable, issuing safety alerts and conducting field actions. Some medical devices are subject to additional post-market requirements, which can be burdensome and expensive. Examples of this include the post-market requirements FDA has imposed on manufacturers of metal on metal hip replacement systems.

In 2009, the FDA issued an order requiring manufacturers of approximately 25 Class III devices to submit a summary of information known or otherwise available concerning the safety and efficacy of the products. The metal-on-metal hip products sold prior to divesting our OrthoRecon business are included in this order.

In 2011, the FDA issued Section 522 Orders requiring post-market surveillance of metal on metal hip products. These orders required manufacturers to submit post-market surveillance plans to the FDA for approval. We submitted our summary protocol to the FDA in late May 2011 and in November 2012 came to final agreement on a post-market clinical study protocol for our metal-on-metal hip products.  While we believe we have data that supports the efficacy and safety of our metal-on-metal hip products, we cannot predict the outcome of an industry-wide post-market surveillance.
In light of the divestiture of our OrthoRecon business, we expect to eliminate our continuing regulatory responsibilities for OrthoRecon products. However, there can be no assurance we will be successful in doing so. If we are not successful, we may be required to devote significant resources toward complying with post-market regulatory requirements on products we no longer sell, and from which we no longer realize revenue.

Divestiture of our OrthoRecon business entailed significant personnel, systems and infrastructure changes that could cause operational disruptions.
The sale of our OrthoRecon business required us to divide a single administrative infrastructure that had supported one company into separate support organizations for two companies. As part of this process, many long term employees with valuable institutional knowledge were transitioned to MicroPort, key systems were replicated across both companies, and our financial controls environment was physically moved to a new location. In some instances, existing processes could not be fully replicated, requiring that we enter into short term transition service arrangements with MicroPort, and vice versa, under which the parties perform certain services for each other pending establishment of new systems and processes. Although these transitions were painstakingly planned, it is highly possible in a transaction of this complexity that disruptions could occur. If disruptions to our financial controls, IT, administrative support, manufacturing or regulatory processes occur, and if such disruptions prove to be more severe than our planning anticipated, this could have a material adverse effect on our business.

We may never realize the expected benefits from divestiture of our OrthoRecon business.
Divestiture of our OrthoRecon business is part of a strategy to transform ourselves into a profitable, high growth, pure play medical technology company, and command the market valuation typically accorded such companies. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to gain regulatory approvals, or other risks as described in this section, or due to other events, we will not be successful in transforming our business and will not be accorded the market valuation we seek. Moreover, our OrthoRecon business generated substantial revenue and cash flow, which we have not replaced. While over time we expect to replace our OrthoRecon revenue and cash flow by accelerating higher margin revenue streams from extremities and biologic products, there is a risk we will be unable to replace the revenue and cash flow that our OrthoRecon business generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue and cash flow generated by our OrthoRecon business, and could result in a decline in our stock price.

We may never realize the expected benefits of our acquisitions.
In addition to developing new products and growing our business internally, we have sought to grow through acquisition of complementary businesses. Examples include our acquisition of BioMimetic in early 2013, as well as the more recent acquisitions of Biotech International in November 2013, Solana Surgical, LLC in January 2014, and OrthoPro, L.L.C. in February 2014. Acquiring new businesses involves a myriad of risks. Whenever a new business is acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the acquired business proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the acquired business fails to meet our revenue projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our acquisitions, there can be no assurance these and other risks won’t prevent us from realizing the expected benefits of our acquisitions.

Product liability lawsuits could harm our business.
The manufacture and sale of medical devices exposes us to significant risk of product liability claims, and we remain responsible for claims associated with products sold before divesting our OrthoRecon business to MicroPort.
We have received more than 700 claims for personal injury associated with metal-on-metal hip replacement systems. The number of claims continues to increase, we believe due to the negative publicity in the industry regarding these devices. We believe we have data that supports the efficacy and safety of our metal-on-metal hip replacement systems, and have been vigorously defending these cases. While continuing to dispute liability, we recently agreed to participate in court supervised mediation in the multi-district federal court litigation presently pending in the Northern District of Georgia.

Claims for personal injury have also been made against us associated with fractures of our PROFEMUR® long titanium modular neck product. We believe that the overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics, and have been vigorously defending these matters. While continuing to dispute liability, we have been open to settling these claims in circumstances where we believe the settlement amount is reasonable relative to the risk and expense of litigation.
Legal defenses are costly, regardless of the outcome. We may experience increased legal expenses as we defend our self in these matters, and we could incur liabilities associated with adverse outcomes that exceed our products liability insurance coverage.
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

A competitor's recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems we sold.
On July 6, 2012, Stryker announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker's recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems we sold before we divested our OrthoRecon business, we have previously noted the risk that Stryker's recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker's action has increased industry focus on the safety of cobalt chrome modular neck products. We have carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker's recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of our OrthoRecon business could increase.

We must obtain regulatory approval from the FDA before we can market Augment® Bone Graft in the United States.
Augment® Bone Graft is a product candidate that is regulated by the FDA. Augment® Bone Graft will require approval of a PMA application before it can be marketed in the United States.
In June 2010, the FDA accepted for review a three-part modular PMA application seeking approval of Augment® Bone Graft for use in hind foot and ankle fusions in the U.S. The FDA's Medical Devices Advisory Committee conducted a meeting of its Orthopedic and Rehabilitation Devices Panel (the panel) in May 2011 during which the panel reviewed Augment® Bone Graft. The panel voted narrowly in support of the safety and efficacy of Augment® Bone Graft for use as an alternative to autograph in hind foot and ankle fusion procedures, and narrowly in support of the finding that Augment® Bone Graft demonstrates a reasonable benefit to risk profile for the same indication.
Despite panel approval in January 2012, the FDA issued a not approvable letter for Augment® Bone Graft, stating that, notwithstanding the panel’s recommendation, the PMA, without additional information, must be considered not approvable and that to place the PMA in approvable form, the application must be amended. The letter listed the information that would need to be submitted for the PMA application to be approvable. The FDA's key requests included a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups.
In July 2012, a PMA amendment was submitted to the FDA that provided the requested information. In August 2013, the FDA issued a second not approvable letter for Augment® Bone Graft, stating, among other things, that a new clinical trial would be required in order to gain approval. A new clinical trial would take many years to complete, be burdensome and expensive, and would offer no assurance that FDA would ultimately approve Augment® Bone Graft for commercial sale in the U.S.

If the FDA does not approve Augment® Bone Graft, delays approval, requires us to perform additional clinical trials prior to approval or imposes significant labeling restrictions that reduce Augment® Bone Graft's market potential, we may never achieve the expected benefits of the merger with BioMimetic.

On March 1, 2013, we completed our acquisition of BioMimetic, paying approximately $190 million upon closing in a combination of cash and our stock, with no assurance the FDA would approve Augment® Bone Graft, BioMimetic’s flagship product. In August 2013, the FDA issued a not approvable letter for Augment® Bone Graft, stating, among other things, that a new clinical trial would be required in order to gain approval. A new clinical trial would take many years to complete, be burdensome and expensive, and would offer no assurance that FDA would ultimately approve Augment® Bone Graft for commercial sale in the U.S. Our stock price declined when the FDA’s not approvable letter was announced. We disagreed with the FDA’s not approvable determination, and appealed the decision under applicable regulations. As a result, the FDA has convened a Dispute Resolution Panel (DRP) to make recommendations as to the scientific issues in dispute. However, there can be no assurance the DRP will resolve the disputed issues in our favor. Moreover, even if the DRP does resolve the disputed issues in our favor, its determinations are not binding on the FDA. If the FDA does not withdraw or amend its not approvable determination for Augment® Bone Graft, or if it does so in a way that leaves or creates significant obstacles to approval, or if the FDA delays its decision, or imposes labeling restrictions that reduce Augment® Bone Graft's market potential, we may not realize any benefits from our acquisition of BioMimetic, despite the substantial sums invested. In such event, our reputation and business would be harmed and our stock price could decline further.

A substantial portion of our business is conducted outside of the United States, which could subject us to increased scrutiny under the Foreign Corrupt Practices Act.
Our international operations expose us to legal and regulatory risks. These risks include the risk that our international distributors could engage in conduct violative of U.S. or local law, including the U.S. Foreign Corrupt Practices Act (FCPA). Recent investigations of companies in our industry by the SEC and the U.S. Department of Justice have focused on potential FCPA violations in connection with the sale of medical devices in foreign countries. We believe we have compliance systems, which enable us to prevent these behaviors. However, if despite our efforts we are not successful in mitigating these risks, we could become the target of enforcement actions by U.S. or local authorities, and this could have a material adverse effect on our business, results of operations and cash flows.

A significant portion of our product sales are made through independent distributors and sales agents who we do not control.
A significant portion of our product sales are made through independent sales representatives and distributors. Because the independent distributor often controls the customer relationships within its territory (and, in certain countries outside the U.S., the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost (and, in certain countries outside the U.S., that we could experience delays in amending or transferring our product registrations). Also, because we do not control a distributor's field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes, compliance and other priorities, this could have an adverse effect on our operations. In the past, we have experienced turnover within our independent distributor organization. This did adversely affect short term financial results as we transitioned to direct sales employees or new independent representatives. While we believe these transitions were managed effectively, there is a risk that future transitions could have a greater adverse effect on our operations than we have previously experienced.

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
We are party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, indemnify third parties from loss, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

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
We have relied on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We have relied on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremity products, and one supplier to provide a key ingredient of Augment® Bone Graft. The manufacture of our products is highly exacting and complex, and our business could suffer if a sole source supply arrangement is unexpectedly terminated or interrupted, and we are unable to obtain an acceptable new source of supply in a timely fashion.
In December 2013, we received written notice from Novartis of its intent to terminate, effective December 1, 2015, the exclusive supply agreement under which we purchase from Novartis purified bulk recombinant human platelet-derived growth factor (rhPDGF-BB), which is a key component of Augment® Bone Graft. Under the agreement, Novartis is obligated to cooperate with us in identifying a new supplier and in facilitating a technology transfer. We believe our existing inventory of rhPDGF-BB, together with our final purchases from Novartis, will leave us with an adequate supply of this product until a new supplier is brought on line. However, if we are not successful in identifying, qualifying, training and provisioning a new supplier before our available supply is exhausted, there is a risk our ability to supply Augment® Bone Graft could be interrupted.
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

We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering of those systems could have a material adverse effect on our business.
We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations.

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
We obtained 510(k) premarket clearance for certain devices we market or marketed in the United States. We have subsequently modified some of those devices or device labeling since obtaining 510(k) clearance under the view that these modifications did not significantly affect the safety or efficacy of the device, and did not require new approvals or clearances. If the FDA disagrees with our decisions and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to our products and we fail to obtain such approvals or clearances or fails to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

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
The European Medical Device Directive requires that many of our products that bear the CE-Mark be supported by post market clinical data. We are in the process of implementing systems and procedures to control this activity in order to comply with these requirements, including establishing contractual relationships with the HCP clinical study sites in accordance with our internal compliance requirements. We intend to obtain the needed clinical data to support our marketed products, but there can be no assurance that European regulators will accept the results. This could potentially impact business performance. In addition, changes to the certification and oversight responsibilities of notified bodies presently under consideration by the European Commission, if implemented, could result in more stringent notified body oversight requirements, require additional resources to maintain compliance, and increase the risk of negative audit observations.

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
The markets for our products are highly competitive. We may not be able to meet the prices offered by our competitors or to offer products similar to or more desirable than those offered by our competitors.

We operate in international markets that are subject to political, economic and social instability.
We operate in in international markets. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.
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
Healthcare regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some jurisdictions.

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
In the United States, healthcare providers who purchase our products generally rely on third-party payors, principally federally-funded Medicare, state-funded Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental healthcare programs and private health insurers reimbursing patients' medical expenses. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive appropriate reimbursement from third-party payors for procedures using our products. In light of healthcare reform measures and the continued downturn in our economy, payors continue to review their coverage policies for existing and new therapies and may deny coverage for treatments that include the use of our products.
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
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices following December 31, 2012. In 2013, we recognized approximately $2.6 million of costs for the medical device excise tax. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these federal and state health reforms will have on us. However, an expansion in government's role in the U.S. healthcare industry may lower reimbursements for its products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.
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
We believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to orthopaedic implants.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings.
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Approximately 19%, 18% and 16% of its total net sales were denominated in foreign currencies during the years ended December 31, 2013, 2012 and 2011, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Our international net sales were unfavorably impacted by foreign currency fluctuations of approximately $1.2 million in 2013, compared to the unfavorable impact of $1.1 million in 2012 and favorable impact of $5.8 million in 2011. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
Our corporate headquarters are located in Memphis, TN.  We lease 92,000 square feet of office space with research and development facilities under a lease agreement that is renewable through 2034.  Our U.S operations consist of a state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we primarily produce orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. The majority of our surgical instrumentation is produced to our specifications by qualified subcontractors who serve medical device companies. We have started construction of an expansion to the facility, which will be completed during the second quarter of 2014 and will then provide capacity for our production and distribution needs in the upcoming years.

Our international operations include warehouse, sales, and administrative facilities located in several countries. Our primary international warehouse is located in a leased facility in the United Kingdom. We have an international research and development facility in Costa Rica and sales office in the Netherlands. Our sales offices in Italy, the United Kingdom, Germany, Australia and Canada also include warehouse and administrative space.

Item 3. Legal Proceedings.
From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are the plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Governmental Inquiries
On September 29, 2010, we entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). The CIA was filed as Exhibit 10.2 to our current report on Form 8-K filed on September 30, 2010. The CIA will expire on September 29, 2015.
The CIA imposes on us certain obligations to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense.
Both we and MicroPort, which completed the purchase of our OrthoRecon business in January 2014, will continue to be subject to the CIA.
In addition to the USAO and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the CIA. In addition, the matters which gave rise to the CIA could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from these matters.
On August 3, 2012, we received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to respond to the subpoena.
Patent Litigation
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the district court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe these hip products infringe the asserted patents. In filings with the court, Stryker has conceded that under the court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the court to dismiss the case so it may pursue an appeal.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY®

instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant.
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
Certain plaintiffs have elected to file their lawsuits in state courts in California. In doing so, most of those plaintiffs have named a surgeon involved in the design of the allegedly defective products as a defendant in the actions, along with his personal corporation. Pursuant to contractual obligations, Wright Medical has agreed to indemnify and defend the surgeon in those actions. Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California were consolidated for pretrial handling on May 14, 2012 pursuant to procedures of California state Judicial Counsel Coordinated Proceedings. The consolidated matter is known as In re: Wright Hip Systems Cases, Judicial Counsel Coordination Proceeding No. 4710.
There are other individual lawsuits related to metal on metal hip products pending in various state courts.
Additionally, as of February 21, 2014, we are a defendant in 25 lawsuits in various state and federal courts involving claims for damages for personal injury associated with fractures of our PROFEMUR® long titanium modular neck product.
Employment Litigation
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
Securities Litigation
On July 6, 2011, a purported federal securities class action lawsuit was filed in the United States District Court for the Middle District of Tennessee against BioMimetic Therapeutics, Inc. and certain of its officers and directors, alleging BioMimetic was unduly positive in its public statements about the prospects for FDA approval of Augment® Bone Graft. We acquired BioMimetic in March 2013. In January 2013, the Court granted BioMimetic's, and the other named defendants', motion to dismiss the lawsuit, known as Paula Kuyat, et. al. versus BioMimetic Therapeutics, Inc. et. al., without leave to amend the complaint. The plaintiffs filed a Motion to Alter Judgment or Amend Order and Judgment of Dismissal with Prejudice, seeking reconsideration of the Court's dismissal decision. This motion was denied. Subsequently, the plaintiffs appealed the Court’s dismissal of the case to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals heard oral argument on December 4, 2013. The Court of Appeals has not yet issued its decision on the plaintiff’s appeal.

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

	High	Low
Fiscal Year 2012
First Quarter	$19.87	$15.70
Second Quarter	$21.50	$17.88
Third Quarter	$22.59	$18.11
Fourth Quarter	$22.42	$18.89
Fiscal Year 2013
First Quarter	$24.58	$20.69
Second Quarter	$27.47	$22.34
Third Quarter	$28.41	$23.70
Fourth Quarter	$30.87	$26.06
Holders
As of February 12, 2014, there were 481 stockholders of record. As of February 11, 2014, there were an estimated 30,905 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2013 (in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans approved by security holders	4,516	$22.61	3,791
Equity compensation plans not approved by security holders[1]	940	17.21	—
Total	5,456	$21.68	3,791
_________________________________

[1]
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

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2008 to December 31, 2013, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2008, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.

Cumulative Total Stockholder Returns Based on Reinvestment of $100.00 Beginning on December 31, 2008

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Wright Medical Group, Inc.	$100.00	$92.71	$76.02	$80.76	$102.74	$150.32
Nasdaq U.S. Companies Index	100.00	143.74	170.17	171.08	202.39	281.91
Nasdaq Medical Equipment Companies Index	100.00	145.84	155.52	178.67	198.90	233.09
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies	100.00	131.06	134.53	131.90	154.63	207.13

Copyright 2014 CRSP Center for Research in Security Prices, University of Chicago, Graduate School of Business. Zacks Investment Research, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data.

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations:
Net sales	$242,330	$214,105	$210,753	$208,489	$191,729
Cost of sales (1)	59,721	48,239	56,762	55,928	50,809
Cost of sales — restructuring (2)	—	—	667	—	—
Gross profit	182,609	165,866	153,324	152,561	140,920
Operating expenses:
Selling, general and administrative (1) (6)	230,785	150,296	131,611	124,704	108,439
Research and development (1)	20,305	13,905	15,422	17,008	12,436
Amortization of intangible assets	7,476	4,417	2,412	2,397	2,242
BioMimetic impairment charges	206,249	—	—	—	—
Gain on sale of intellectual property (3)	—	(15,000)	—	—	—
Restructuring charges (2)	—	431	4,613	60	208
Total operating expenses	464,815	154,049	154,058	144,169	123,325
Operating (loss) income (5)	(282,206)	11,817	(734)	8,392	17,595
Interest expense, net	16,040	10,113	6,381	6,090	5,392
Other (income) expense, net (6)	(67,843)	5,089	4,241	119	226
(Loss) Income before income taxes	(230,403)	(3,385)	(11,356)	2,183	11,977
Provision (benefits) for income taxes(7)	49,765	2	(3,961)	624	4,607
Net (loss) income from continuing operations	$(280,168)	$(3,387)	$(7,395)	$1,559	$7,370
Income from discontinued operations, net of tax	$6,223	$8,671	$2,252	$16,282	$4,761
Net (loss) income	$(273,945)	$5,284	$(5,143)	$17,841	$12,131
Net income (loss) from continuing operations per share:
Basic	$(6.19)	$(0.09)	$(0.19)	$0.04	$0.20
Diluted	$(6.19)	$(0.09)	$(0.19)	$0.04	$0.20
Weighted-average number of common shares outstanding — basic	45,265	38,769	38,279	37,802	37,366
Weighted-average number of common shares outstanding — diluted	45,265	39,086	38,279	37,961	37,443

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$168,534	$320,360	$153,642	$153,261	$84,409
Marketable securities	14,548	12,646	18,099	36,345	86,819
Working capital	385,890	575,713	424,543	426,286	421,647
Total assets	1,007,451	953,453	754,580	755,239	714,284
Long-term liabilities	428,312	353,580	210,126	212,963	204,919
Stockholders’ equity	459,714	523,441	468,464	470,972	440,408

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Data:
Cash flow provided by (used in) operating activities	$(36,601)	$68,822	$61,441	$73,194	$71,751
Cash flow used in investing activities	(121,317)	(1,048)	(30,560)	(4,173)	(74,956)
Cash flow provided by (used in) financing activities	6,257	98,721	(30,050)	(198)	532
Depreciation	26,296	38,275	40,227	35,559	32,717
Stock-based compensation expense	15,368	10,974	9,108	13,177	13,191
Capital expenditures(4)	37,530	19,323	46,957	49,038	37,190

______________________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of sales	$503	$704	$735	$705	$820
Selling, general and administrative	10,675	6,767	4,875	7,808	8,300
Research and development	780	368	320	1,631	1,606
Discontinued operations	3,410	3,135	3,178	3,034	2,464

(2)
During the years ended December 31, 2012 and 2011, we recorded pre-tax charges associated with the cost improvement restructuring efforts totaling $0.4 million and $5.3 million. During the years ended December 31, 2010 and 2009, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon and Creteil, France, totaling $0.1 million and $0.2 million, respectively.

(3)	During the year ended December 31, 2012, we recorded income of $15 million related to a sale and license back transaction for intellectual property.

(4)
During the years ended December 31, 2010 and 2009, our capital expenditures included approximately $6.0 million and $5.9 million, respectively, related to the expansion of our Arlington, Tennessee facilities.

(5)
During the year ended December 31, 2013, we recognized $3.7 million in costs associated with distributor conversions and non-competes. In addition, we recognized $12.9 million in costs for due diligence and transaction costs related to the BioMimetic & Biotech acquisitions. We recognized $21.6 million for transaction costs for the OrthoRecon divestiture. Additionally, we recorded charges of $206.2 million for BioMimetic impairment charges.

(6)
During the year ended December 31, 2013, we recognized a gain of approximately $7.8 million for the gain on the previously held investment in BioMimetic. During the year ended December 31, 2012, we recognized approximately $2.7 million for the write-off of unamortized deferred financing fees associated with the termination of our Senior Credit facility and the redemption of approximately $25 million of our 2014 Convertible Notes. Additionally, we recognized approximately $1.1 million of charges for the mark to market adjustment of our derivative instruments. During the year ended December 31, 2011, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and transaction costs associated with the tender offer for our convertible notes completed during the first quarter of 2011.

(7)	During the year ended December 31, 2013, we recognized a $119.6 million tax valuation allowance recorded against deferred tax assets in our U.S. jurisdiction due to recent operating losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting estimates.

On January 9, 2014, we completed the sale of our OrthoRecon business to MicroPort Scientific Corporation (MicroPort). We determined that this transaction meets the criteria for classification as discontinued operations. As such, the financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis.

Executive Overview
Company Description. We are a global, specialty orthopaedic medical device company that provides solutions that enable clinicians to alleviate pain and restore their patients' lifestyles. We are a recognized leader of surgical solutions for the foot and ankle market and sell our products in over 60 countries worldwide.
Our business includes products that are used in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, fingers, toes, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Our extensive foot and ankle product portfolio, our approximately 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in our being a recognized leader in the foot and ankle market. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients.
We have been in business for over 60 years and have built a well-known and respected brand name.
Following the sale of our hip/knee (OrthoRecon) business on January 9, 2014, we moved our corporate headquarters and U.S. operations from Arlington, Tennessee to Memphis, Tennessee, where we conduct research and development, sales and marketing administration and administrative activities. Our manufacturing and warehousing activities continue to be located in Arlington, Tennessee. Our U.S. sales accounted for 73% of total revenue in 2013. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in approximately 60 countries with principal markets in the U.S., Europe, Asia, Canada, Australia, and Latin America.
Principal Products. We specialize in extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body. We also sell orthopaedic products not considered to be part of our extremity or biologic product lines.
Our extremities product line includes products for both the foot and ankle and the upper extremity markets. Our principal foot and ankle portfolio includes the INBONE® total ankle system, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC® 3Di Reconstruction Plating System, the PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. Our upper extremity portfolio includes the MICRONAIL® intramedullary wrist fracture repair system, the EVOLVE® radial head prosthesis for elbow fractures, the RAYHACK® osteotomy system, and the EVOLVE® Elbow Plating System.
Our biologic products focus on biological musculoskeletal repair and include synthetic and human tissue-based materials. Our principal biologic products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® injectable regenerative graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® injectable inductive graft.
Significant Business Developments. On January 9, 2014, we completed the sale of the OrthoRecon business to MicroPort Scientific Corporation (MicroPort). With the divestiture of our OrthoRecon business, our transition to a high-growth global Extremities and Biologics company is complete.
On January 7, 2013, we completed the acquisition of WG Healthcare Limited, a United Kingdom extremities company (WG Healthcare), for approximately $7.6 million, plus additional contingent consideration with an estimated fair value of $2.2 million to be paid over the next five years subject to the achievement of certain revenue milestones. We acquired the facility, inventory, infrastructure and all other assets and liabilities associated with WG Healthcare's business.

On March 1, 2013, we completed our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic). The transaction combined BioMimetic's biologics platform and pipeline with our established sales force and product portfolio, to further accelerate growth opportunities in our business. The transaction included an upfront purchase price of approximately $190 million in cash and stock plus additional milestone payments of up to approximately $190 million in cash, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones.
In conjunction with the closing of the transaction, we paid $30.8 million in cash, net of cash acquired, and issued approximately 7.0 million shares of Wright common stock valued at $165.9 million and contingent value rights (CVRs) valued at $70.1 million. See Note 3 to our consolidated financial statements for additional information on consideration for this acquisition.
On August 7, 2013, we received a not approvable letter from the Food & Drug Administration (FDA) in response to our Pre-Market Approval (PMA) application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.  We filed an appeal with the FDA regarding its decision, and on October 31, 2013, the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment. As a result, we recorded charges totaling $208.5 million of impairment and other charges related to assets acquired from BioMimetic, including $2.3 million of charges recorded within Cost of Sales to write down inventory to its estimated net realizable value in the third quarter of 2013. In addition, due to the significant decline in market value of the CVRs issued as contingent consideration for the acquired business, we recognized an unrealized gain of $66.1 million from the decreased value of the CVRs that are recorded as a liability. See Note 2, Note 9 and Note 12 to our consolidated financial statements for further discussion of these charges.
On November 15, 2013, we completed our acquisition of Biotech International (Biotech), a leading privately held French orthopaedic extremities company. The transaction significantly expands our direct sales channel in France and international distribution network, and adds Biotech's complementary extremity product portfolio to further accelerate global growth opportunities in our Extremities business. We acquired 100% of Biotech's outstanding equity on a fully diluted basis at a total offer price of up to $80 million, comprised of upfront payments of approximately $55 million in cash, subject to certain adjustments set forth in the definitive agreement, and the issuance of common stock having a value of approximately $21 million, and contingent consideration with a fair value of $4.3 million, which is based upon the achievement of certain revenue milestones in 2014 and 2015.
On January 30, 2014, we completed our acquisition of Solana Surgical, LLC (Solana), and on February 5, 2014, we completed our acquisition of OrthoPro, L.L.C. (OrthoPro), both privately held, high growth extremities companies. These acquisitions add complementary extremity product portfolios to further accelerate growth opportunities in our global Extremities business.
Under the terms of the agreement with Solana, we acquired 100% of Solana's outstanding equity for total consideration, net of cash acquired, of $90 million, consisting of approximately $47.6 million in cash, subject to certain adjustments set forth in the definitive agreement, and approximately $42.4 million of Wright common stock. Under the terms of the agreement with OrthoPro, we acquired 100% of OrthoPro's outstanding equity for a total purchase price of up to $36 million in cash, consisting of $32.5 million paid at closing, subject to certain adjustments set forth in the definitive agreement, and up to an additional $3.5 million in cash contingent upon achievement of certain revenue-based milestones.
In 2013, net sales increased 13%, totaling $242.3 million, compared to $214.1 million in 2012, driven by growth in our foot and ankle business.
Our 2013 domestic sales increased 7% as compared to 2012, as a 16% increase in our U.S. foot and ankle sales more than offset a 10% decline in our biologics business. Our international sales increased 35% during 2013 as compared to 2012 primarily due to the acquisition of a foot & ankle business in the UK, sales of Augment® Bone Graft in Australia and growth in our Asian markets.
In 2013, our net loss from continuing operations totaled $280.2 million, compared to a net loss from continuing operations of $3.4 million in 2012. Items unfavorably impacting net loss from continuing operations in 2013 as compared to 2012 included:

•
$208.5 million ($172.3 million net of taxes) of impairment (see Note 12 to our consolidated financial statements for discussion of these charges) and other charges related to assets acquired from BioMimetic, including $2.3 million of charges recorded within Cost of Sales to write down inventory to its net realizable value, partially offset by an unrealized gain of $61.1 million ($61.1 million net of taxes) associated with the mark-to-market adjustment on the contingent value rights payable as contingent consideration for the BioMimetic acquisition;

•	$21.6 million ($13.2 million net of taxes) of transition costs associated with the sale of our OrthoRecon business;

•	$15.0 million ($9.6 million net of taxes) gain on the sale of certain internally-developed intellectual property recognized during 2012;

•	$11.1 million ($8.4 million net of taxes) increase in due diligence, transition and transaction costs associated with our acquisitions of BioMimetic and Biotech;

•	$5.9 million ($3.5 million net of taxes) increase in non-cash interest expense associated with our 2017 Convertible Notes;

•	$119.6 million tax valuation allowance recorded against deferred tax assets in our U.S. jurisdiction due to recent operating losses; and

•
decreased profitability, primarily driven by investments in our U.S. field operations (including investments in our direct sales force) and operating losses associated with the acquired BioMimetic business.

These were partially offset by a $7.8 million ($7.8 million net of taxes) gain on our previously held investment in BioMimetic, and a $4.5 million ($2.7 million net of taxes) decrease in charges related to the write-off of deferred financing costs associated with the termination of our Senior Credit Facility and 2014 Convertible Notes and the termination of an associated interest rate swap that were incurred in 2012.
Opportunities and Challenges. Following the closing of the sales of our OrthoRecon business on January 9, 2014, we are well positioned and committed to accelerating growth in our foot and ankle business and increasing U.S. foot and ankle sales productivity. We have made changes to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation, substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies, and expanding our international direct sales channel and distribution network.
Business continuity and a seamless customer experience are top priorities, and we are highly focused on ensuring that no business momentum is lost during the transition period following the sale of our OrthoRecon business. As such, we will have inefficiencies immediately post the transaction but will have an excellent opportunity to improve efficiency and leverage fixed costs in the business going forward. Additionally, there will be expense dis-synergies as a result of the transaction, and we do expect some short-term revenue dis-synergies as we work through the separation of some of the remaining full-line distribution both in the U.S. and outside the U.S.
Following sale of the OrthoRecon business, we are a high growth business. However, we do anticipate having operating losses until we are able to grow our revenue to a sufficient level to support our current cost structure.
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

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Net sales	$242,330	100.0%	$214,105	100.0%
Cost of sales[1]	59,721	24.6%	48,239	22.5%
Gross profit	182,609	75.4%	165,866	77.5%
Operating expenses:
Selling, general and administrative[1]	230,785	95.2%	150,296	70.2%
Research and development[1]	20,305	8.4%	13,905	6.5%
Amortization of intangible assets	7,476	3.1%	4,417	2.1%
BioMimetic impairment charges	206,249	85.1%	—	—%
Gain on sale of intellectual property	—	—%	(15,000)	(7.0)%
Restructuring charges	—	—%	431	0.2%
Total operating expenses	464,815	191.8%	154,049	72.0%
Operating (loss) income	(282,206)	(116.5)%	11,817	5.5%
Interest expense, net	16,040	6.6%	10,113	4.7%
Other (income) expense, net	(67,843)	(28.0)%	5,089	2.4%
Loss from continuing operations before income taxes	(230,403)	(95.1)%	(3,385)	(1.6)%
Provision (benefit) for income taxes	49,765	20.5%	2	0.0%
Net loss from continuing operations	$(280,168)	(115.6)%	$(3,387)	(1.6)%
Income from discontinued operations, net of tax [1]	6,223		8,671
Net (loss) income	$(273,945)		$5,284
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2013	% of Sales	2012	% of Sales
Cost of sales	$503	0.2%	$704	0.3%
Selling, general and administrative	10,675	4.4%	6,767	3.2%
Research and development	780	0.3%	368	0.2%
Income from discontinued operations, net of tax	3,410	n/a	3,135	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2013	2012	% Change
Foot and Ankle	150,662	122,897	22.6%
Upper Extremity	24,663	24,977	(1.3)%
Biologics	59,792	60,495	(1.2)%
Other	7,213	5,736	25.7%
Total Sales	242,330	214,105	13.2%

The following table presents net sales by geographic area (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2013	2012	% Change

Domestic	$177,648	$166,111	6.9%
International	64,682	47,994	34.8%
Total Sales	$242,330	$214,105	13.2%

Net sales
Net sales totaled $242.3 million in 2013, compared to $214.1 million in 2012, representing a 13% increase. U.S. net sales totaled $177.6 million in 2013, a 7% increase from $166.1 million in 2012, representing approximately 73% of total net sales in 2013 and 78% of total net sales in 2012. Our international net sales totaled $64.7 million in 2013, a 35% increase as compared to net sales of $48.0 million in 2012, primarily due to a 40% increase in Europe as the result of the WG Healthcare acquisition in the first quarter of 2013 and the acquisition of Biotech during the fourth quarter of 2013, a 90% increase in Asia due to the addition of a new distribution partner in China during the quarter ended June 30, 2013, and an 80% increase in Australia driven by sales of Augment® Bone Graft. Our 2013 international net sales included a favorable foreign currency impact of approximately $1.2 million when compared to 2012 net sales.
Our foot and ankle sales increased 23% to $150.7 million in 2013 from $122.9 million in 2012, driven by the success of our ORTHOLOC® 3Di Reconstruction Plating System, as well as continued growth of our INBONE® Total Ankle Arthroplasty products. International foot and ankle sales grew 49%, driven by growth in our European markets due to the acquisition of WG Healthcare and Biotech, and growth in our Asian markets due to the addition of a new distribution partner during 2013.
Upper extremity net sales decreased to $24.7 million in 2013, representing a 1% decline from 2012, driven by a $0.4 million of unfavorable foreign currency impact.
Net sales of our biologics products decreased 1% to $59.8 million in 2013, compared to $60.5 million in 2012. A 10% decrease in our U.S. sales as a result of lower sales volumes, was partially offset by a 32% increase in our international sales, driven by a $2.8 million increase in sales in Australia, primarily related to sales of Augment® Bone Graft.
Cost of sales
Our cost of sales as a percentage of net sales increased in 2013 compared to 2012 from 22.5% to 24.6%. For 2013, cost of sales included $2.3 million (1.0% of net sales) of charges associated with the write down of inventory acquired from BioMimetic to net realizable value. The remaining increase in cost of sales as a percentage of sales is primarily driven by increased provisions for excess, obsolete and lost inventory and amortization of acquired inventory step-up to fair value, partially offset by favorable manufacturing expenses.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume and currency exchange rates.
Selling, general and administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 95.2% and 70.2% in 2013 and 2012, respectively. For 2013, selling, general and administrative expense included $21.6 million (8.9% of net sales) of transition costs associated with the sale of our OrthoRecon business, $12.9 million (5.3% of net sales) in due diligence, transition and transactions costs associated with our acquisitions in 2013, and $0.9 million (0.4% of net sales) of costs associated with U.S. distributor conversions. Selling, general and administrative expense for 2012 included $1.8 million (0.8% of net sales) of due diligence and transition costs associated with our acquisition of BioMimetic, and $1.0 million (0.5% of net sales) of costs associated with U.S. distributor conversions. The remaining increase in selling, general and administrative expense was driven by $7.7 million of expenses associated with the ongoing operations of the acquired BioMimetic business and legal and other spending associated with our appeal of the not approvable letter from the FDA (3.2% of net sales), $2.8 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices (1.2% of net sales), increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees, and increased spending on international growth initiatives.
We anticipate that our selling, general and administrative expenses in continuing operations will increase after the sale of our OrthoRecon business is complete due to additional expenses associated with business acquisitions in November 2013 and January 2014, as well as anticipated dis-synergies in certain corporate and international expenses that have been recorded in discontinued operations in our consolidated financial statement. Theses dis-synergies include expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities. These increases will be offset by anticipated decreased spending on transition costs associated with the sale of the OrthoRecon business.
Research and development
Our investment in research and development activities represented 8.4% and 6.5% of net sales in 2013 and 2012, respectively. The increase in research and development costs as a percentage of sales is attributable to spending associated with the acquired BioMimetic business.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.5 million in 2013, as compared to $4.4 million in 2012. During 2013, we recorded $2.8 million of amortization expense associated with distributor non-compete agreements compared to $1.9 million in 2012. In addition, during 2013 we recognized approximately $1.0 million of impairment charges associated with certain intangible assets acquired in prior periods (see Note 12 to our consolidated financial statements). The remaining increase is driven by intangible assets acquired during 2013 (see Note 3 to our consolidated financial statements).
Based on the intangible assets held at December 31, 2013, we expect to amortize $6.9 million in 2014, $4.6 million in 2015, $3.5 million in 2016, $3.1 million in 2017 and $2.4 million in 2018. This does not include amortization associated with any intangible assets acquired in 2014 (see Note 22 to our consolidated financial statements).
BioMimetic Impairment Charges
During 2013, we recorded charges of approximately $206.2 million associated with the BioMimetic business acquired in the first quarter of 2013. On August 7, 2013, we received a not approvable letter from the FDA in response to our Pre-PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.  We have filed an appeal with the FDA regarding its decision. On October 31, 2013, the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment. As a result of this evaluation, we recorded an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million, as well as the recognition of a $3.2 million charge for non-cancelable minimum inventory purchase commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we have estimated will expire unused. See Note 12 to our consolidated financial statements for further discussion of the impairment charges.
Gain on Sale of Intellectual Property
During 2012, we recognized a gain of $15.0 million related to the sale of certain intellectual property associated with biomaterial used in products marketed and sold by us as bone graft substitutes. In connection with the sale, we entered into a license agreement with the purchaser pursuant to which we obtained an exclusive, worldwide, fully paid license to use the transferred intellectual property in our fields of use.
Interest expense, net
Interest expense, net, consists of interest expense of $16.5 million in 2013 and $10.6 million in 2012, consisting primarily of:

•	non-cash expense related to the amortization of the discount on our 2017 Convertible Senior Notes of $8.7 million and $2.8 million in 2013 and 2012, respectively;

•	non-cash expense related to the amortization of deferred financing costs of $1.6 million and $0.5 million in 2013 and 2012, respectively; and

•	cash interest expense related to our 2017 Convertible Senior Notes of $6.0 million and $2.0 million in 2013 and 2012, respectively.
The increase in interest expense amounts during 2013 is due to the issuance of the 2017 Convertible Senior Notes in the second half of 2012. The remaining interest expense in 2012 relates to cash interest expense associated with 2014 Notes and cash interest on our borrowings under our Senior Credit Facility, which was repaid during the second half of 2012. Interest income of $0.4 million was recognized during 2013 and 2012, generated by our invested cash balances and investments in marketable securities. The amounts of interest income we realize in 2014 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other expense, net
For 2013, other expense, net includes an unrealized gain of $61.1 million on CVRs issued in connection with our acquisition of BioMimetic, a $7.8 million gain on our previously held investment in BioMimetic, offset by a $1.0 million unrealized loss for mark-to-market adjustments on our derivative assets and derivative liabilities. For 2012, other expense, net includes a $1.8 million loss on the early termination of an interest rate swap, $2.7 million related to the write off of deferred financing costs associated with our terminated Senior Credit Facility and the portion of our 2014 Notes that were repurchased, and a net unrealized loss of $1.1 million for mark-to-market adjustments on our derivative assets and derivative liabilities.
Provision (benefit) for income taxes
We recorded tax expense of $49.8 million in 2013 and a negligible amount of tax expense in 2012. Our effective tax rate for 2013 and 2012 was (21.6)% and (0.1)%, respectively. Our 2013 tax expense included a $119.6 million provision to record a valuation allowance against our deferred tax assets primarily associated with net operating losses in the U.S. as a result of recent cumulative operating losses in the U.S. tax jurisdiction, which had an unfavorable 51.9 percentage point impact on our 2013 effective tax rate. Our 2012 tax expense was unfavorably impacted by non-deductible expenses associated with acquisitions announced in 2013, which had an unfavorable 21.2 percentage point impact on the 2012 effective tax rate due to the relatively small loss before income taxes.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, consists of our OrthoRecon business, which was sold to MicroPort effective January 9, 2014. Costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations.
Net sales of our OrthoRecon business decreased 14% to $231.9 million in 2013 compared to $269.7 million in 2012, driven by a 16.5% decline in hip sales and a 10.4% decline in knee sales.
Income from discontinued operations, net of tax, was $6.2 million in 2013, as compared to $8.7 million in 2012. The decrease in net income was primarily driven by the decrease in sales year over year, the after tax impact of $10.9 million of legal and professional fees associated with the MicroPort transaction, and $1.7 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices, partially offset by the after tax impact of a $3.7 million decrease in expenses associated with the deferred prosecution agreement and U.S. governmental inquiries, and the after tax impact of a $10 million decrease in depreciation and amortization expense on long lived assets that were classified as held for sale in June 2013.
Costs associated with legal defense, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated our OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Net sales	$214,105	100.0%	$210,753	100.0%
Cost of sales[1]	48,239	22.5%	$56,762	26.9%
Cost of sales - restructuring	—	—%	$667	0.3%
Gross profit	165,866	77.5%	153,324	72.8%
Operating expenses:
Selling, general and administrative[1]	150,296	70.2%	131,611	62.4%
Research and development[1]	13,905	6.5%	15,422	7.3%
Amortization of intangible assets	4,417	2.1%	2,412	1.1%
Gain on sale of intellectual property	(15,000)	(7.0)%	—	—%
Restructuring charges	431	0.2%	4,613	2.2%
Total operating expenses	154,049	72.0%	154,058	73.1%
Operating income	11,817	5.5%	(734)	(0.3)%
Interest expense, net	10,113	4.7%	6,381	3.0%
Other expense, net	5,089	2.4%	4,241	2.0%
(Loss) income from continuing operations before income taxes	(3,385)	(1.6)%	(11,356)	(5.4)%
(Benefit) provision for income taxes	2	0.0%	(3,961)	(1.9)%
Net income from continuing operations	$(3,387)	(1.6)%	$(7,395)	(3.5)%
Income from discontinued operations, net of tax [1]	8,671		2,252
Net income (loss)	$5,284		$(5,143)
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2012	% of Sales	2011	% of Sales
Cost of sales	$704	0.3%	$735	0.3%
Selling, general and administrative	6,767	3.2%	4,875	2.3%
Research and development	368	0.2%	320	0.2%
Loss from discontinued operations, net of tax	3,135	n/a	3,178	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2012	2011	% Change
Foot and Ankle	122,897	107,734	14.1%
Upper Extremity	24,977	27,742	(10.0)%
Biologics	60,495	69,409	(12.8)%
Other	5,736	5,868	(2.2)%
Total Sales	214,105	210,753	1.6%

The following table presents net sales by geographic area (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2012	2011	% Change

Domestic	$166,111	166,456	(0.2)%
International	47,994	44,297	8.3%
Total Sales	$214,105	$210,753	1.6%

Net sales
Our sales increased 2%, driven by 14% growth in our foot and ankle sales, partially offset by a 10% decline in upper extremity sales and a 13% decline in biologics sales. Our U.S. net sales totaled $166.1 million in 2012 and $166.5 million in 2011, representing approximately 78% of total net sales in 2012, 79% of total net sales in 2011. Our international net sales totaled $48.0 million in 2012, an 8% increase as compared to net sales of $44.3 million in 2011. Our 2012 international net sales included an unfavorable foreign currency impact of approximately $1.1 million when compared to 2011 net sales. However, this unfavorable currency impact was more than offset by growth in foot and ankle sales.
Our foot and ankle sales increased 14%, driven by the success of our CLAW® II Polyaxial Compression Plating System and our ORTHOLOC® 3Di Reconstruction Plating System, both launched in the first half of 2012, as well as the successful conversion of the majority of our foot & ankle sales force to direct representation. International foot and ankle sales grew 26%, as growth across all geographies was partially offset by $0.8 million of unfavorable currency exchange rates.
Upper extremity net sales decreased to $25.0 million in 2012, representing a 10% decline from 2011, driven by a 13% decline in the U.S.
Net sales of our biologic products totaled $60.5 million in 2012, which declined by 13%, as compared to 2011. Our U.S. biologics sales decreased 16% compared to 2011, primarily due to the license agreement entered into with KCI during the first quarter of 2011, which precluded us from marketing our GRAFTJACKET® products in the wound care field.
Cost of sales
Our cost of sales as a percentage of net sales decreased to 22.5% in 2012 from 26.9% in 2011 primarily due to lower provisions for excess and obsolete inventory.
Cost of sales - restructuring
In 2011, we recorded charges of $0.7 million for excess and obsolete inventory provisions associated with product optimization as we reduced the size of our international product portfolio. No such provisions were recorded in 2012.
Selling, general and administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 70.2% and 62.4% in 2012 and 2011, respectively. For 2012, selling, general and administrative expense included $6.8 million (3.2% of net sales) of non-cash stock-based compensation expense, $1.8 million (0.8% of net sales) of due diligence and transaction costs associated with our acquisition of BioMimetic, and $1.0 million (0.5% of net sales) of costs associated with U.S. distributor conversions. Selling, general and administrative expense for 2011 included $4.9 million (2.3% of net sales) of non-cash stock based compensation expense. The remaining increase in selling, general and administrative expense was driven by increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees, and costs associated with increased levels of medical education. Additionally, we recognized increased cash incentive compensation as compared to 2011, when we incurred lower expense associated with cash incentive compensation, as we failed to meet most incentive compensation targets.
Research and development
Our investment in research and development activities represented 6.5% and 7.3% of net sales in 2012 and 2011, respectively. The decrease in research and development expense as a percentage of sales is primarily attributable to cost reductions resulting from our cost improvement restructuring plan initiated in the third quarter of 2011 and lower costs associated with clinical studies.
Amortization of intangible assets
Charges associated with amortization of intangible assets were $4.4 million or 2.1% of sales in 2012, as compared to $2.4 million or 1.1% of sales in 2011. During 2012, we recorded $1.9 million of amortization expense associated with distributor non-compete agreements entered into during the year.

Gain on Sale of Intellectual Property
During 2012, we recognized a gain of $15.0 million related to the sale of certain intellectual property associated with biomaterial used in products marketed and sold by us as bone graft substitutes. In connection with the sale, we entered into a license agreement with the purchaser pursuant to which we obtained an exclusive, worldwide, fully paid license to use the transferred intellectual property in our fields of use.
Restructuring Charges
During 2011, we recognized $4.6 million of restructuring charges within operating expenses, primarily for severance obligations and the impairment of long-lived assets. During 2012, we completed our cost restructuring recognizing $0.4 million of charges.
Interest expense, net
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
Other expense, net
For 2012, other expense, net includes a $1.8 million loss on the early termination of an interest rate swap, $2.7 million related to the write off of deferred financing costs associated with our terminated Senior Credit Facility and the portion of our 2014 Notes that were repurchased, and a net unrealized loss of $1.1 million for mark-to-market adjustments on our derivative assets and derivative liabilities. For 2011, other expense, net includes approximately $4.1 million of expenses in 2011 for the write-off of pro-rata unamortized deferred financing fees and for bank and legal fees associated with the purchase of $170.9 million aggregate principal amount of the 2014 Notes validly tendered in the 2011 tender offer.
Provision (Benefit) for income taxes
We recorded a negligible tax provision in 2012 and a tax benefit of $4.0 million in 2011. Our effective tax rate for 2012 and 2011 was (0.1)% and 34.9% respectively. Our 2012 tax expense was unfavorably impacted by non-deductible transaction expenses associated with acquisitions announced in 2013, which had an unfavorable 21.2 percentage point impact on the 2012 effective tax rate due to the relatively small loss before income taxes.
Income from Discontinued Operations, Net of Tax
Net sales of our OrthoRecon business decreased 10.8% to $269.7 million in 2012 compared to $302.2 million in 2011, driven by a 13.1% decline in hip sales and a 7.3% decline in knee sales.
Income from discontinued operations, net of tax, was $8.7 million in 2012, as compared $2.3 million in 2011. The increase in net income was primarily driven by the after tax impact of a $13.2 million charge in 2011 for management's estimate for product liability provisions, and the after tax impact of a $6.3 million decrease in expenses associated with the deferred prosecution agreement and U.S. governmental inquiries. These decreased costs were partially offset by decreased profitability resulting from the sales decline.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our reconstructive products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American College of Foot and Ankle Surgeons. During this three-day event, we display our most recent and innovative products in the foot and ankle market.
Restructuring
On September 15, 2011, we announced plans to implement a cost restructuring plan to foster growth, enhance profitability and cash flow, and build stockholder value. We implemented numerous initiatives to reduce spending, including streamlining select aspects of our international selling and distribution operations, reducing the size of our product portfolio, adjusting plant operations to align with our volume and mix expectations and rationalizing our research and development projects. We concluded our cost improvement restructuring efforts during the second quarter of 2012. We have realized the benefits from this restructuring within selling, general and administrative expenses beginning in the fourth quarter of 2011. This favorability is being partially offset by unfavorable income tax consequences, and incremental expenses associated with senior management changes. In total, we estimate net income includes approximately $1 million favorable impact beginning in 2012 on an annual basis. However, the favorable impact from our cost improvement restructuring plan was more than offset by the additional investments we made in 2012 and

2013 for the transformational changes to our business, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct sales representation and substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2013	2012
Cash and cash equivalents	$168,534	$320,360
Short-term marketable securities	6,898	12,646
Long-term marketable securities	7,650	—
Working capital	385,890	575,713

Operating Activities. Cash (used in) provided by operating activities totaled ($36.6 million), $68.8 million, and $61.4 million in 2013, 2012 and 2011 respectively. The decrease in cash provided by operating activities in 2013 as compared to 2012 was driven by decreased cash profitability, primarily due to costs associated with the sale of our OrthoRecon business, costs associated with the acquisitions of BioMimetic and Biotech, and operating expenses associated with the acquired BioMimetic business.
In 2012 compared to 2011, the increase in cash from operating activities was primarily due to increased cash profitability and inventory reductions, partially offset by payment of approximately $10 million to buy out certain royalty agreements with health care professionals.
Investing Activities. Our capital expenditures totaled $37.5 million in 2013, $19.3 million in 2012, and $47.0 million in 2011. The increase in 2013 compared to 2012 is primarily attributable to spending on our new corporate headquarters due to the sale of our existing headquarters as part of the sale of our OrthoRecon business. The decrease in capital expenditures in 2012 compared to 2011 is attributable to decreased spending on surgical instrumentation as a result of our inventory and instrumentation optimization efforts, and the 2011 spending on instrumentation related to the launch of our EVOLUTION™ Medial-Pivot Knee System. In addition, 2011 included spending related to the upgrade of our enterprise resource planning system. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures in 2014 of approximately $50 million for routine capital expenditures, the expansion of our manufacturing facility in Arlington, Tennessee, and the completion of our corporate headquarters.
During 2013, we paid $95.4 million cash, net of cash acquired for the WG Healthcare, BioMimetic and Biotech acquisitions. Refer to Note 3 of our consolidated financial statements contained in “Financial Statements and Supplementary Data” for additional information regarding these acquisitions.
Financing Activities. During 2013, cash provided by financing activities totaled $6.3 million, compared to $98.7 million in 2012 and cash used in financing activities of $30.1 million in 2011. During 2013, we received $6.3 million of cash in connection with the issuance of shares in connection with our stock-based compensation plan.
During 2012, cash provided by financing activities consisted primarily of $300.0 million of proceeds from the issuance of our 2017 Convertible Senior Notes, offset by payments on our Term Loan of $144.4 million and $56.2 million of cash used to purchase hedge options on our 2017 Convertible Senior Notes. During 2011, cash used in financing activities consisted of the purchase of $170.9 million of our 2014 Notes tendered in the tender offer, mostly offset by the cash proceeds from a $150 million borrowing under the Term Loan.
On August 22, 2012, we issued $300 million of the 2017 Convertible Senior Notes, which generated net proceeds of $290.8 million. In connection with the offering of the 2017 Convertible Senior Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 11,794,200 shares of our common stock to the Option Counterparties. As of December 31, 2013, $300.0 million aggregate principal amount of the 2017 Convertible Senior Notes remain outstanding.
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014. On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes. On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As of December 31, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding.
See Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of these financing activities.

In 2014, we will make payments of $4.2 million for the current portion of our long-term obligations, consisting of $3.8 million related to our 2014 Notes, and payments under our long-term capital leases, including interest, of $0.4 million.
As of December 31, 2013, we had an immaterial amount of cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Consolidated Statement of Cash Flows. During 2013, cash inflows from discontinued operations was approximately $29 million, compared to approximately $44 million in 2012. We do not expect that the absence of cash flows from discontinued operations will have an impact on our ability to meet contractual cash obligations, fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. At December 31, 2013, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2014	2015-2016	2017-2018	After 2018
Amounts reflected in consolidated balance sheet:
Capital lease obligations(1)	$10,292	$419	$1,863	$1,998	$6,012
2017 Convertible Senior Notes(2)	300,000	—	—	300,000	—
2014 Convertible Senior Notes(3)	3,768	3,768	—	—	—

Amounts not reflected in consolidated balance sheet:
Operating leases	16,171	6,087	6,867	2,449	768
Minimum supply obligations	2,073	—	2,073	—	—
Interest on 2017 Convertible Senior Notes(4)	22,000	6,000	12,000	4,000	—
Interest on 2014 Convertible Senior Notes(5)	91	91	—	—	—

Total contractual cash obligations	$354,395	$16,365	$22,803	$308,447	$6,780
_______________________________

(1)	Payments include amounts representing interest.

(2)
Represents long-term debt payment provided to holders of the 2017 Convertible Senior Notes do not exercise the option to convert each $1,000 note into 39.3140 shares of our common stock. Our 2017 Convertible Senior Notes are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(3)
Represents long-term debt payment provided holders of the 2014 Convertible Senior Notes do not exercise the option to convert each $1,000 note into 30.6279 shares of our common stock. Our 2014 Convertible Senior Notes are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(4)	Represents interest on the 2017 Convertible Senior Notes payable semiannually with an annual interest rate of 2.000%.

(5)	Represents interest on the 2014 Convertible Senior Notes payable semiannually with an annual interest rate of 2.625%.
Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2013. These future payments are subject to foreign currency exchange rate risk.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2013. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. Our purchase obligations and royalty and consulting agreements are disclosed in Note 19 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
In accordance with U.S. generally accepted accounting principles, our operating leases are not recognized in our consolidated balance sheet; however, the minimum lease payments related to these agreements are disclosed in Note 19 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Contingent consideration of up to $400,000 may be paid related to the acquisition of certain assets associated with the EZ Concept Surgical Device Corporation (EZ Frame). The potential additional cash payments are based on the future financial performance of the acquired assets. Additionally, in accordance with the October 2011 CCI acquisition, we will pay royalties based on sales of the acquired product. Contingent consideration of up to $182.2 million may be paid upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones associated with the BioMimetic acquisition. Additionally, payments of $3.9 million and $5.0 million may be paid upon achieving revenue milestones related to the acquisitions of WG Healthcare and Biotech, respectively.
In addition to the contractual cash obligations discussed above, all of our U.S. sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to royalties earned based on product sales.
Additionally, as of December 31, 2013, we had $4.7 million of unrecognized tax benefits recorded within “Other liabilities” in our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
During 2013, we received a not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. We have filed an appeal with the FDA regarding its decision. On October 31, 2013, the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013 (see Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our impairment analysis). Due to the results of that analysis, we estimated that approximately $3.2 million of the non-cancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft will expire unused. As such, we recorded a $3.2 million loss on this contractual obligation, which was recognized within “BioMimetic impairment charges” on our consolidated statement of operations for the year ended December 31, 2013.

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

The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of recombinant human platelet-derived growth factor BB (rhPDGF-BB), one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. We’ve incurred expenses of approximately $5.8 million for Augment since the date of acquisition. Future costs related to Augment depends on the ultimate decision by the FDA on the PMA.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We’ve incurred expenses of approximately $1.8 million for Augment Injectable since the date of acquisition. Future costs related to Augment depends on the ultimate decision by the FDA on the PMA for Augment.

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
We have filed an appeal with the FDA regarding its decision. On October 31, 2013, the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013.

FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired.

We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013.  The fair value of the IPRD was less than the carrying values. Therefore, we recognized impairment charge of approximately $56.9 million for Augment® and $27.1 million for Augment® Injectable for the year ended December 31, 2013, for the amount by which the carrying value of these assets exceeded the fair value.
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $168.5 million and our marketable securities balance of $14.5 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, fund the acquisitions announced in January 2014 with total cash purchase price of approximately $80 million, permit anticipated capital expenditures in 2014 of approximately $50 million, and meet our contractual cash obligations in 2014. Furthermore, cash received as a result of the sale of our OrthoRecon business will allow us to continue to make investments to accelerate growth in our foot and ankle business.
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
Discontinued Operations. On January 9, 2014, we competed the sale of our OrthoRecon business, which consists of hip and knee product implants, to MicroPort. We determined that this transaction meets the criteria for classification as discontinued operations under the provisions of FASB ASC 205-20. As such, all historical operating results for our OrthoRecon business are reflected within discontinued operations in the consolidated statements of operations. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations. Further, all assets and associated liabilities to be transferred to MicroPort have been classified as assets and liabilities held for sale on our consolidated balance sheet, in accordance with FASB ASC 360.

Revenue recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers and stocking distributors, with the majority of our revenue derived from sales to hospitals and surgery centers. Our products are sold through a network of employee and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We record revenues from sales to hospitals and surgery centers when they take title to the product, which is generally when the product is surgically implanted in a patient.
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2013 and 2012.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $0.3 million are included as a reduction of accounts receivable at December 31, 2013 and 2012. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
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
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to repeated collection efforts.
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $0.3 million and $0.3 million, at December 31, 2013 and 2012, respectively, for those customer account balances that were retained following the sale of our OrthoRecon business to MicroPort.
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
Charges recognized for excess and obsolete inventory within our results of continuing operations were $4.7 million, $3.2 million and $11.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill and long-lived assets. As of December 31, 2013, we have approximately $118.3 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter.
During 2013, we completed our purchase price allocation associated with our acquisition of BioMimetic, and recognized $138.2 million of goodwill. The BioMimetic business is considered a separate reporting unit for purposes of goodwill impairment evaluation. Subsequent to the completion of the BioMimetic purchase price allocation, we recognized a significant impairment of intangible assets acquired from the BioMimetic acquisition and determined that an evaluation of the goodwill associated with the BioMimetic reporting unit was required. We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013.  Based on this discounted cash flow valuation model, we determined that the fair value of the BioMimetic reporting unit as of September 30, 2013 was less than its carrying value as of such date. Therefore, we recognized a goodwill impairment charge of $115.0 million for the amount by which the carrying value of these assets exceeded the fair value as of September 30, 2013. These charges are included within “BioMimetic impairment charges” on our consolidated statement of operations.
During the fourth quarter of 2013, we performed a qualitative assessment of goodwill for impairment and determined that it is more likely than not that the fair value of our reporting units exceeded their respective carrying values, indicating that goodwill was not impaired. We have determined that we have three reporting units for purposes of evaluating goodwill for impairment: 1) BioMimetic business; 2) Continuing Operations business, excluding the BioMimetic business; and 3) Discontinued Operations (OrthoRecon) business.
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
During 2013, we received a not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. Following our announcement regarding the receipt of this letter, the market value of the CVRs issued in connection with the BioMimetic acquisition decreased significantly. Holders of CVRs are entitled to be paid the contingent consideration from the BioMimetic acquisition, specifically upon FDA approval of Augment® Bone Graft, and subsequently upon the achievement of certain revenue milestones. The value of the CVRs therefore implies the market’s probability of FDA approval. Because the probability of such FDA approval is a significant input in the valuation of the BioMimetic reporting unit and related intangible assets, management determined that our goodwill and intangible assets acquired in the BioMimetic acquisition were more likely than not impaired, and therefore required a quantitative impairment test.
We filed an appeal with the FDA regarding its decision and on October 31, 2013, the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment.

We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013.  Based on this discounted cash flow valuation model, we determined that the fair value of the IPRD assets as of September 30, 2013 were less than their respective carrying values as of such date. Therefore, we recognized an intangible impairment charge of approximately $84.0 million for the amount by which the carrying value of these assets exceeded the fair value. These charges are included within “BioMimetic impairment charges” on our consolidated statement of operations.
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
Product liability claims associated with hip and knee products we sold prior to the sale of our OrthoRecon business will not be assumed by MicroPort. Estimated liabilities, if any, for such claims, and accrued legal defense costs for fees that have been incurred to date, are excluded from liabilities held for sale. Concomitant receivables associated with product liability insurance recoveries are excluded from assets held for sale. MicroPort will be responsible for product liability claims associated with products it sells after the closing.
In the third quarter of 2011, as a result of an increase in the number and monetary amount of claims associated with fractures of our long PROFEMUR® titanium modular necks (PROFEMUR® Claims), management recorded a provision for current and future claims associated with fractures of this product. See Note 19 to our consolidated financial statements for further description of this provision. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. Our accrual for PROFEMUR® Claims was $16.8 million and $23.3 million as of December 31, 2013 and December 31, 2012, respectively.
We have maintained product liability insurance coverage on a claims-made basis. As of December 31, 2012, our insurance receivable related to PROFEMUR® Claims totaled $11.4 million, reflecting management's estimate of the probable insurance recovery of previous and future settlements and current spending on legal defense. During 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. During 2013, we received payment from the primary insurance carrier and the next insurance carrier in the tower, totaling $15 million. As of December 31, 2013, our insurance receivable related to Modular Neck Claims totaled $25 million, which consists of $12 million probable recovery for cash spending associated with defense and settlement costs and $13 million associated with the probable recovery of our recorded liability for current and future Modular Neck Claims outstanding, reflecting in total the remaining amount of insurance in this policy year. See Note 19 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further description of our insurance coverage.
Our accrual for other product liability claims was $0.7 million and $0.6 million at December 31, 2013 and December 31, 2012, respectively.
Claims for personal injury have been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part I Item 3 of this Annual Report. The number of these lawsuits, presently in excess of 700, continues to increase, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we recently agreed to participate in court supervised non-binding mediation in the multi-district federal court litigation (MDL) presently pending in the Northern District of Georgia.

Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to reasonably estimate a possible loss or range of possible losses for the Consolidated Metal-on-Metal Claims until we know, at a minimum, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential pool of potential claimants, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (iv) any other factors that may have a material effect on the litigation or on a party’s litigation strategy. By way of example and without limitation, although we believe a significant number of claimants have not required hip revision surgery, we do not yet know how many of such cases exist within our claimant pool.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to our CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that at this time it disputes the carrier's selection of available policy years and its characterization of the CONSERVE® Claims as a single occurrence.
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of December 31, 2013 and 2012, this receivable totaled $8.1 million and $5.8 million, respectively, and is solely related to defense costs incurred through December 31, 2013. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims. Based on the information we have available at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. As circumstances continue to develop, our belief that we will be able to resolve the Consolidated Metal-on-Metal Claims within our available insurance coverage could change, which could materially impact our results of operations and financial position.
In February 2014, Biomet, Inc., (Biomet) announced it had reached a settlement in the multi-district litigation involving its own metal-on-metal hip products. The terms announced by Biomet include: (i) an expected base settlement amount of $200,000, (ii) an expected minimum settlement amount of $20,000 (iii) no payments to plaintiffs who did not undergo a revision surgery and (iv) a total settlement amount expected to be within Biomet’s aggregate insurance coverage. We believe our situation involves facts and circumstances which differ significantly from the Biomet cases. We therefore do not consider the Biomet situation sufficiently analogous to provide a reasonable basis for estimate, and deem it unlikely that any settlement of our cases will occur at an base settlement level as high as Biomet’s expected average settlement amount.
In addition to the Consolidated Metal-on-Metal Claims discussed above, there are currently certain other pending claims related to our metal-on-metal hip products for which we are accounting in accordance with our standard product liability accrual methodology on a case by case basis.
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
Our valuation allowance balances totaled $134.3 million and $14.2 million as of December 31, 2013 and 2012, respectively, due to uncertainties related to our ability to realize, before expiration, certain of our deferred tax assets for both U.S. and foreign income tax purposes. During 2013, we recognized a $119.6 million valuation allowance against our U.S. deferred tax assets due to recent operating losses in the U.S. tax jurisdiction, which resulted in the determination that our U.S. deferred tax assets were not more likely than not to be utilized in the foreseeable future. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits. See Note 14 to our consolidated financial statements for further discussion of our deferred tax assets and the associated valuation allowance.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires the tax effects of an income tax position to be recognized only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 740, Income Taxes. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $4.7 million and $5.1 million as of December 31, 2013 and 2012, respectively. See Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2013, we have invested short term cash and cash equivalents and marketable securities of approximately $77.6 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $77,000 to our interest income.
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

(in thousands)
	Fair Value of Security Given a 10% decrease in stock price	Fair Value of Security as of December 31, 2013	Fair Value of Security Given a 10% increase in stock price
2017 Notes Hedges (Asset)	92,000	118,000	145,000
2017 Notes Conversion Derivative (Liability)	87,000	112,000	139,000
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 19% and 18% of our net sales from our continuing operations were denominated in foreign currencies during the years ended December 31, 2013 and 2012, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

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
As discussed in Note 11 to the consolidated financial statements contained in “Financial Statements and Supplementary Data,” we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in euros, British pounds and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.
A uniform 10% strengthening in the value of the U. S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in operating income of approximately $1.8 million for the year ended December 31, 2013. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
As of December 31, 2013, we have outstanding $300 million principal amount of our 2017 Notes. We carry this instrument at face value less unamortized discount on our consolidated balance sheets. Since this instruments bears interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of our 2017 Notes, when the market price of our stock fluctuates. We do not carry the 2017 Notes at fair value, but present the fair value of the principal amount of our 2017 Notes for disclosure purposes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 26, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

We have audited the effectiveness of internal control over financial reporting of Wright Medical Group, Inc. and subsidiaries(the Company) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Memphis, Tennessee
February 26, 2014

Wright Medical Group, Inc. Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$168,534	$320,360
Marketable securities	6,898	12,646
Accounts receivable, net	45,817	31,202
Inventories	72,443	57,458
Prepaid expenses	6,508	4,814
Deferred income taxes	10,749	30,145
Current assets held for sale	142,015	166,484
Other current assets	52,351	29,036
Total current assets	505,315	652,145

Property, plant and equipment, net	70,515	41,482
Goodwill	118,263	32,414
Intangible assets, net	39,420	18,684
Marketable securities	7,650	—
Deferred income taxes	1,632	1,251
Other assets held for sale	132,443	129,730
Other assets	132,213	77,747
Total assets	$1,007,451	$953,453
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,913	$4,676
Accrued expenses and other current liabilities	80,117	38,763
Current portion of long-term obligations	4,174	—
Current liabilities held for sale	31,221	32,993
Total current liabilities	119,425	76,432

Long-term debt and capital lease obligations	271,227	258,485
Deferred income taxes	20,620	8,152
Other liabilities held for sale	1,399	2,031
Other liabilities	135,066	84,912
Total liabilities	547,737	430,012
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 47,993,765 shares at December 31, 2013 and 39,703,358 shares at December 31, 2012	473	389
Additional paid-in capital	656,770	442,055
Accumulated other comprehensive income	17,953	22,534
Retained earnings	(215,482)	58,463
Total stockholders’ equity	459,714	523,441
Total liabilities and stockholders’ equity	$1,007,451	$953,453

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Net sales	$242,330	$214,105	$210,753
Cost of sales [1]	59,721	48,239	56,762
Cost of sales - restructuring	—	—	667
Gross profit	182,609	165,866	153,324
Operating expenses:
Selling, general and administrative [1]	230,785	150,296	131,611
Research and development [1]	20,305	13,905	15,422
Amortization of intangible assets	7,476	4,417	2,412
BioMimetic impairment charges (Note 3)	206,249	—	—
Gain on sale of intellectual property	—	(15,000)	—
Restructuring charges	—	431	4,613
Total operating expenses	464,815	154,049	154,058

Operating (loss) income	(282,206)	11,817	(734)
Interest expense, net	16,040	10,113	6,381
Other (income) expense, net	(67,843)	5,089	4,241
(Loss) income from continuing operations before income taxes	(230,403)	(3,385)	(11,356)
Provision (benefit) for income taxes	49,765	2	(3,961)
Net (loss) income from continuing operations	$(280,168)	$(3,387)	$(7,395)
Income from discontinued operations, net of tax[1]	$6,223	$8,671	$2,252
Net (loss) income	$(273,945)	$5,284	$(5,143)

Net (loss) income from continuing operations per share (Note 15):
Basic	$(6.19)	$(0.09)	$(0.19)
Diluted	$(6.19)	$(0.09)	$(0.19)

Net (loss) income per share (Note 15):
Basic	$(6.05)	$0.14	$(0.13)
Diluted	$(6.05)	$0.14	$(0.13)

Weighted-average number of shares outstanding-basic	45,265	38,769	38,279
Weighted-average number of shares outstanding-diluted	45,265	39,086	38,279
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$503	$704	$735
Selling, general and administrative	10,675	6,767	4,875
Research and development	780	368	320
Discontinued operations	3,410	3,135	3,178

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2013	2012	2011

Net (loss) income	$(273,945)	$5,284	$(5,143)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(1,381)	(1,301)	(2,102)
Unrealized loss on derivative instruments, net of taxes $42 and $600, respectively	—	(65)	(1,014)
Termination of interest rate swap, net of taxes of $690	—	1,079	—
Reclassification of gain on equity securities, net of taxes $3,041	(4,757)	—	—
Unrealized gain (loss) on marketable securities, net of taxes $987, $2,054, and $21, respectively	1,543	3,210	(33)
Minimum pension liability adjustment	14	550	37
Other comprehensive (loss) income	(4,581)	3,473	(3,112)

Comprehensive (loss) income	$(278,526)	$8,757	$(8,255)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net (loss) income	$(273,945)	$5,284	$(5,143)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	26,296	38,275	40,227
Stock-based compensation expense	15,368	10,974	9,108
Amortization of intangible assets	8,345	5,772	2,870
Amortization of deferred financing costs and debt discount	10,288	3,853	982
Deferred income taxes (Note 14)	51,958	3,786	(6,969)
Write off of deferred financing costs	—	2,721	2,926
Excess tax benefit from stock-based compensation arrangements	(804)	(507)	(23)
Non-cash restructuring charges	—	657	4,924
Non-cash adjustment to derivative fair value	1,000	1,142	—
Gain on sale of intellectual property	—	(15,000)	—
Non-cash realized gain on BioMimetic stock (Note 3)	(7,798)	—	—
BioMimetic goodwill and intangible impairment charge	203,081	—	—
Other	(2,788)	2,232	649
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(3,477)	(717)	9,056
Inventories	7,374	20,622	(1,723)
Prepaid expenses and other current assets	(21,945)	(15,498)	(10,556)
Accounts payable	(1,334)	(1,315)	(6,398)
Mark-to-market adjustment for CVRs (Note 2)	(61,151)	—	—
Accrued expenses and other liabilities	12,931	6,541	21,511
Net cash (used in) provided by operating activities	(36,601)	68,822	61,441
Investing activities:
Capital expenditures	(37,530)	(19,323)	(46,957)
Acquisition of businesses	(95,409)	—	(5,639)
Purchase of intangible assets	(4,291)	(4,112)	(1,624)
Maturities of held-to-maturity marketable securities	—	—	4,748
Sales and maturities of available-for-sale marketable securities	27,332	13,565	38,509
Investment in available-for-sale marketable securities	(20,719)	(2,878)	(25,097)
Proceeds from sale of assets	9,300	11,700	5,500
Net cash used in investing activities	(121,317)	(1,048)	(30,560)
Financing activities:
Issuance of common stock	6,328	1,944	540
Payments of long term borrowings	—	(144,375)	(5,596)
Proceeds from sale of warrants	—	34,595	—
Payment for bond hedge options	—	(56,195)	—
Redemption of 2014 convertible senior notes	—	(25,343)	(170,889)
Proceeds from long term borrowings	—	—	150,000
Payments of deferred financing costs and equity issuance costs	(16)	(9,637)	(2,892)
Proceeds from 2017 convertible senior notes	—	300,000	—
Payment for loss on interest rate swap termination	—	(1,769)	—
Payments of capital leases	(859)	(1,006)	(1,236)
Excess tax benefit from stock-based compensation arrangements	804	507	23
Net cash provided by (used in) financing activities	6,257	98,721	(30,050)

Effect of exchange rates on cash and cash equivalents	36	223	(450)

Net (decrease) increase in cash and cash equivalents	(151,625)	166,718	381

Cash and cash equivalents, beginning of year	320,360	153,642	153,261

Wright Medical Group, Inc. Consolidated Statements of Cash Flows (Continued) (In thousands)

Cash and cash equivalents, end of year	$168,735	$320,360	$153,642
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2011, 2012 and 2013 (In thousands, except share data)

	Common Stock, Voting		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2010	39,171,501	$379	$390,098	$58,322	$22,173	$470,972
2011 Activity:
Net loss	—	—	—	(5,143)	—	(5,143)
Foreign currency translation	—	—	—	—	(2,102)	(2,102)
Unrealized loss on derivative instruments, net of taxes $600	—	—	—	—	(1,014)	(1,014)
Unrealized gain (loss) on marketable securities, net of taxes $21	—	—	—	—	(33)	(33)
Minimum pension liability adjustment	—	—	—	—	37	37
Issuances of common stock	45,518	1	539	—	—	540
Grant of non-vested shares of common stock	403,084	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(354,774)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	40,789	4	(4)	—	—	—
Tax deficits realized from stock based compensation arrangements, net	—	—	(3,869)	—	—	(3,869)
Stock-based compensation	—	$—	$9,076	$—	$—	$9,076
Balance at December 31, 2011	39,306,118	$384	$395,840	$53,179	$19,061	$468,464
2012 Activity:
Net income	—	—	—	5,284	—	5,284
Foreign currency translation	—	—	—	—	(1,301)	(1,301)
Unrealized loss on derivative instruments, net of $42 taxes	—	—	—	—	(65)	(65)
Loss on early termination of interest rate swap, net of taxes of $690	—	—	—	—	1,079	1,079
Unrealized gain (loss) on marketable securities, net of taxes $2,054	—	—	—	—	3,210	3,210
Minimum pension liability adjustment	—	—	—	—	550	550
Issuances of common stock	113,470	1	1,948	—	—	1,949
Grant of non-vested shares of common stock	269,535	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(32,797)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	47,032	4	(4)	—	—	—
Tax deficits realized from stock based compensation arrangements, net	—	—	(116)	—	—	(116)
Stock-based compensation	—	—	10,932	—	—	10,932
Equity issuance costs associated with BioMimetic acquisition	—	—	(290)	—	—	(290)
Issuance of stock warrants, net of equity issuance costs	—	—	33,745	—	—	33,745
Balance at December 31, 2012	39,703,358	$389	$442,055	$58,463	$22,534	$523,441

Wright Medical Group, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Continued) For the Years Ended December 31, 2011, 2012 and 2013 (In thousands, except share data)

2013 Activity:
Net loss	—	—	—	(273,945)	—	(273,945)
Foreign currency translation	—	—	—	—	(1,381)	(1,381)
Reclassification of gain on equity securities, net of taxes $3,041	—	—	—	—	(4,757)	(4,757)
Unrealized gain (loss) on marketable securities, net of taxes $987	—	—	—	—	1,543	1,543
Minimum pension liability adjustment	—	—	—	—	14	14
Issuances of common stock	307,572	3	6,325	—	—	6,328
Common stock issued in connection with BioMimetic acquisition	6,956,880	70	168,691	—	—	168,761
Common stock issued in connection with Biotech acquisition	742,115	7	20,957	—	—	20,964
Grant of non-vested shares of common stock	281,496	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(39,482)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	41,826	4	(4)	—	—	—
Tax deficits realized from stock based compensation arrangements, net	—	—	(1,045)	—	—	(1,045)
Stock-based compensation	—	—	19,687	—	—	19,687
Equity issuance costs associated with BioMimetic acquisition	—	—	104	—	—	104
Balance at December 31, 2013	47,993,765	$473	$656,770	$(215,482)	$17,953	$459,714

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Wright Medical Group, Inc., through Wright Medical Technology, Inc. and other operating subsidiaries (Wright or we), is a global, specialty orthopaedic company that provides extremity and biologic solutions that enable clinicians to alleviate pain and restore their patient's lifestyles. We are a leading provider of surgical solutions for the foot and ankle market. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the United States (U.S.) and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in approximately 60 countries with principal markets in the U.S., Europe, Asia, Canada, Australia, and Latin America. We are headquartered in Memphis, Tennessee.

2. Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements include our accounts and those of our wholly owned U.S. and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to discontinued operations, revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, the evaluation of goodwill and long-lived assets, product liability claims and other litigation, income taxes, stock-based compensation, accounting for business combinations, and accounting for restructuring charges.
Discontinued Operations. In June 2013, we entered into a definitive agreement under which MicroPort Medical B.V., a subsidiary of MicroPort Scientific Corporation (MicroPort), would acquire our hip/knee (OrthoRecon) business. Our OrthoRecon business consists of hip and knee implant products. On January 9, 2014, we completed our divestiture of the OrthoRecon business to MicroPort. Pursuant to the terms of the asset purchase agreement with MicroPort, the Purchase Price (as defined in the asset purchase agreement) for the OrthoRecon Business was approximately $287.1 million, which MicroPort paid in cash.
All historical operating results for the OrthoRecon business are reflected within discontinued operations in the consolidated statements of operations. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations. Further, all assets and associated liabilities to be transferred to MicroPort have been classified as assets and liabilities held for sale on our consolidated balance sheet. See Note 4 for further discussion of discontinued operations. Other than Note 4, unless otherwise stated, all discussion of assets and liabilities in these Notes to the Financial Statements reflect the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflect those associated with our continuing operations.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $4.7 million, $3.2 million, and $11.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Product Liability Claims, Product Liability Insurance Recoveries, and Other Litigation. We are involved in legal proceedings involving product liability claims as well as contract, patent protection and other matters. See Note 19 for additional information regarding product liability claims, product liability insurance recoveries and other litigation.
We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and the amount of loss can be estimated. For unresolved contingencies with potentially material exposure that are deemed reasonably possible, we evaluate whether a potential loss or range of loss can be reasonably estimated. Our evaluation of these matters is the result of a comprehensive process designed to ensure that recognition of a loss or disclosure of these contingencies is made in a timely manner. In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate a number of factors including: the procedural status of each lawsuit; any opportunities for dismissal of the lawsuit before trial; the amount of time remaining before trial date; the status of discovery; the status of settlement; arbitration or mediation proceedings; and management’s

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

estimate of the likelihood of success prior to or at trial. The estimates used to establish a range of loss and the amounts to accrue are based on previous settlement experience, consultation with legal counsel, and management’s settlement strategies. If the estimate of a probable loss is in a range and no amount within the range is more likely, we accrue the minimum amount of the range. We recognize legal fees as an expense in the period incurred.
Property, Plant and Equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

Land improvements	15	to	25	years
Buildings	10	to	25	years
Machinery and equipment	3	to	14	years
Furniture, fixtures and office equipment	1	to	14	years
Surgical instruments			6	years

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
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC 350-20-35-30 requires companies to evaluate goodwill and intangibles not subject to amortization for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. During the second and third quarter of 2013, we had events that caused us to test for impairment of intangible assets and goodwill. See Note 12 for further information on the testing. During the fourth quarter of 2013, we performed a qualitative assessment of goodwill for impairment and determined that it is more likely than not that the fair value of our reporting units exceeded their respective carrying values, indicating that goodwill was not impaired. We have determined that we have three reporting units for purposes of evaluating goodwill for impairment: 1) BioMimetic business; 2) Continuing Operations (BioExtremities) business, excluding the BioMimetic business; and 3) Discontinued Operations (OrthoRecon) business.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Finite lived intangibles are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships, non-compete agreements and other intangible assets are 9 years, 10 years, 5 years, 14 years, 12 years, 3 years and 7 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 9 years. Additionally, we have four indefinite lived trademark assets and one in-process research and development (IPRD) intangible asset. These indefinite lived intangible assets are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB ASC Section 350, Intangibles - Goodwill and Other.
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
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $0.3 million at December 31, 2013 and 2012, respectively, for those customer account balances that were retained following the sale of our OrthoRecon business to MicroPort.
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
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. For certain human biologic products, we depend on one supplier of demineralized bone matrix (DBM) and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products, and one supplier for our xenograft bone wedge product. Porcine biologic soft tissue graft, BIOTAPE® XM relies on a single source supplier as well. We maintain adequate stock from these suppliers in order to meet market demand. We currently rely on one supplier for a key component of our Augment® Bone Graft. In December 2013, this supplier notified us of their intent to terminate the supply agreement at the end of the current term, which is December 2015. They are contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. See Item 1A, Risk Factors, for further information on our suppliers.
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
During the fourth quarter of 2013, we recognized a valuation allowance for our U.S. deferred tax assets of approximately $119.6 million, primarily related to net operating losses for our U.S. operations. See Note 14 for further discussion of our consolidated deferred tax assets and liabilities, and the associated valuation allowance.
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
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of deferred revenue related to these types of agreements was recorded at December 31, 2013 and 2012, respectively.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

establishing the allowance for sales returns in any accounting period. An allowance for sales returns of $0.3 million is included as a reduction of accounts receivable at December 31, 2013 and 2012, respectively.
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
We recorded stock-based compensation expense of $12.0 million, $7.8 million, and $5.9 million during the years ended December 31, 2013, 2012 and 2011, respectively, within results of continuing operations. See Note 17 for further information regarding our stock-based compensation assumptions and expenses.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value of these financial instruments at December 31, 2013 and 2012 due to their short maturities or variable rates.
The remaining outstanding $3.8 million of our 2014 Notes are carried at cost. The estimated fair value of these 2014 Notes was approximately $3.5 million at December 31, 2013 based on a limited number of trades and does not necessarily represent the value at which the entire 2014 Notes portfolio can be retired.
The $300 million of our 2017 Notes are carried at cost. The estimated fair value of these 2017 Notes was approximately $396 million at December 31, 2013, which includes the conversion derivative described in Note 11 of the financial statements, based on a quoted price in an active market (Level 1).
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
The following assumptions were used in the fair market valuations of the 2017 Notes Hedges and 2017 Notes Conversion Derivative as of December 31, 2013:

	2017 Notes Conversion Derivative	2017 Notes Hedge
Stock Price Volatility (1)	32%	32%
Credit Spread for Wright (2)	2.2%	N/A
Credit Spread for Bank of America, N.A. (3)	N/A	0.6%
Credit Spread for Deutsche Bank AG (3)	N/A	0.6%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.3%

(1)	Volatility selected based on historical and implied volatility of common shares of Wright Medical Group, Inc.

(2)	Credit spread was estimated based on BVAL price from Bloomberg as of valuation date.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame™, and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.5 million of contingent liabilities for potential future cash payments related to these transactions as of December 31, 2013. As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $1.5 million as of December 31, 2013. As part of the acquisition of Biotech on November 15, 2013, we may be obligated to pay contingent consideration upon achievement of certain revenue milestones; therefore we have recorded the estimated fair value of future contingent consideration of approximately $4.3 million as of December 31, 2013. The fair value of the contingent consideration as of December 31, 2013, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other (income) expense, net” in our consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at December 31, 2013 of $9.0 million was determined using the closing price of the security in the active market (Level 1).
The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2013
Assets
Cash and cash equivalents	$168,534	$168,534	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	4,998	—	4,998	—
Certificate of deposit	245	—	245	—
Corporate debt securities	5,188	—	5,188	—
U.S. government debt securities	4,117	4,117	—	—
Total available-for-sale marketable securities	14,548	4,117	10,431	—

2017 Notes Hedges	118,000	—	—	118,000

Total	$301,082	$172,651	$10,431	$118,000

Liabilities
2017 Notes Conversion Derivative	$112,000	$—	$—	$112,000
Contingent consideration	6,237	—	—	6,237
Contingent consideration (CVRs)	8,969	$8,969	$—	—
Total	$127,206	$8,969	$—	$118,237

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2012
Assets
Cash and cash equivalents	$320,360	$320,360	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	2,500	—	2,500	—
Corporate debt securities	2,001	—	2,001	—
Total debt securities	4,501	—	4,501	—
Corporate equity securities	8,145	8,145	$—	—
Total available-for-sale marketable securities	12,646	8,145	4,501	—

2017 Notes Hedges	62,000	$—	$—	62,000
Total	$395,006	$328,505	$4,501	$62,000

Liabilities
2017 Notes Conversion Derivative	$55,000	$—	$—	$55,000
Contingent consideration	983	—	—	983
Total	$55,983	$—	$—	$55,983
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2012	Transfers into Level 3	Gain/(Loss) included in Earnings	Settlements	Currency	Balance at December 31, 2013

2017 Notes Hedges	62,000	—	56,000	—	—	118,000

2017 Notes Conversion Derivative	(55,000)	—	(57,000)	—	—	(112,000)

Contingent Consideration	(983)	(6,396)	(157)	1,491	(191)	(6,236)
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
We recorded a net gain of approximately $0.6 million for the year ended December 31, 2013 and a net loss of approximately $0.4 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively, on foreign currency contracts, which are included in “Other (income) expense, net” in our consolidated statements of operations. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, also included in “Other (income) expense, net.” At December 31, 2013 and 2012, we had no foreign currency contracts outstanding.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The 2017 Notes Hedges is accounted for as a derivative asset in accordance with ASC Topic 815.
Reclassifications. Certain prior year amounts in the notes to consolidated financial statements have been reclassified to conform to the current year presentation.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest	$5,904	$4,639	$6,162
Income taxes	$1,634	$4,973	$7,006
In December 2013, we entered into one new capital lease for our new corporate headquarters building for approximately $8.2 million. In 2011, we entered into capital leases of approximately $0.2 million.
3. Acquisition
Biotech International
On November 15, 2013, we acquired 100% of the outstanding equity shares of Biotech International (Biotech), a leading, privately held French orthopaedic extremities company, for approximately $55.0 million in cash and $21.0 million of our common stock, plus additional contingent consideration with an estimated fair value of $4.3 million to be paid upon the achievement of certain revenue milestones in 2014 and 2015. All Wright common stock issued in connection with the transaction is subject to a lockup period of one year. The transaction will significantly expand our direct sales channel in France and international distribution network and add Biotech’s complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets and liabilities acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the net assets and liabilities acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$252
Accounts receivable	5,400
Inventory	5,814
Prepaid and other current assets	303
Property, plant and equipment	2,573
Intangible assets	15,500
Accounts payable and accrued liabilities	(2,091)
Deferred tax liability - current	(52)
Deferred tax liability - noncurrent	(3,939)
Net assets acquired	23,760

Goodwill	56,455
Total purchase consideration	$80,215
The above purchase price allocation is considered preliminary and is subject to revision when the valuation of intangible assets is finalized upon receipt of the final valuation report for those assets from a third party valuation expert.
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of Biotech. The goodwill is not expected to be deductible for tax purposes.
Of the estimated $15.5 million of acquired intangible assets, $9.8 million was assigned to customer relationships (12 year life), $4.8 million was assigned to purchased technology (10 year life), and $0.9 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $1.9 million and operating loss of $0.8 million to our consolidated results from the date of acquisition through December 31, 2013. Our consolidated results of operations would not have been materially different

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

than reported results had the Biotech acquisition occurred at the beginning of 2012 and therefore, pro forma financial information has not been presented.
BioMimetic Therapeutics, Inc.
On March 1, 2013, we acquired 100% of the outstanding equity shares of BioMimetic, a publicly traded company specializing in the development and commercialization of innovative products to promote the healing of musculoskeletal injuries and diseases, including therapies for orthopedic, sports medicine and spine applications. The transaction combined BioMimetic's biologics platform and pipeline with our established sales force and product portfolio, to further accelerate growth opportunities in our Extremities business. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
Under the terms of the Agreement and Plan of Merger, each share of BioMimetic common stock was canceled and converted into the right to receive: (1) $1.50 in cash; (2) 0.2482 of a share of our common stock; and (3) one tradable CVR. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. In addition, each holder of a BioMimetic stock option, whether such stock option was vested or unvested, was permitted to elect for all or any portion of such stock option to be exercised in full or on a net basis, by agreeing (if exercised on a net basis) to exchange in the merger the shares of BioMimetic stock subject to such stock option being exercised, and, in connection with such exchange, relinquish a portion of the merger consideration otherwise payable pursuant to such shares. On the completion of the merger, any such stock option that was not exercised was assumed by us and converted into a stock option at a conversion rate of 0.522106 to acquire a number of shares of our common stock (rounded to the nearest whole share).
The fair value of consideration transferred is as follows (in thousands):

Fair value of Wright shares issued at an exchange ratio of 0.2482 shares of Wright for one share of BioMimetic(1)	$165,893
Cash transferred (2)	41,336
Contingent Value Rights (3)	70,120
Value of previously vested BioMimetic stock options converted into Wright stock options (at specified exchange ratio) (4)	2,868
Withholding tax component related to BioMimetic exercised stock options (merger consideration tendered to cover remaining unpaid value of employees' portion) (5)	2,419
Fair value of Wright's investment in BioMimetic held before the merger (6)	10,676
Total value of consideration transferred	$293,312

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

first day of trading of the CVRs, and the quantity of CVRs issued. The fair value of the CVRs was offset by the value of the CVR component of merger consideration that would have been received by option holders of 0.2 million BioMimetic stock options. This value was tendered along with the stock options to cover $1.4 million of the total employee portion of the statutory withholding tax.
The fair value of the CVRs at December 31, 2013 of $9.0 million is recorded in the “Accrued expenses and other current liabilities” line of the consolidated balance sheet. The fair value of the CVRs and the associated liability related to payments under the CVR agreement are remeasured at the end of each reporting period based on the closing trading price on the last business day of the period and the number of CVRs outstanding as of that date. Changes in fair value are recognized in results of operations.

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

(6)
As of February 28, 2013, we held 1.13 million shares of BioMimetic as an available-for-sale (AFS) marketable security carried at an aggregate fair value of $10.7 million based on the closing market price of BioMimetic common stock of $9.49. The cumulative unrealized gain on this investment based on the fair value determined at closing was recognized as a gain of $7.8 million. This gain was recorded in “Other (income) expense, net” in the consolidated statement of operations for the twelve months ended December 31, 2013.

The following is a summary of the estimated fair values of the net assets acquired (in thousands):

Cash and cash equivalents	$10,577
Marketable securities	16,882
Accounts receivables	1,595
Inventories	4,418
Prepaid and other current assets	4,234
Property, plant and equipment	2,976
Intangible assets	95,100
Deferred tax asset - noncurrent	24,495
Other long-term assets	1,133
Accounts payable and accrued liabilities	(6,003)
Capital leases	(118)
Deferred tax liability - current	(219)
Other liabilities	(2)
Net assets acquired	155,068

Goodwill	138,244
Total purchase consideration	$293,312
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of BioMimetic. The goodwill is not expected to be deductible for tax purposes.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
During the third quarter of 2013, we received a not approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. We have filed an appeal with the FDA regarding its decision. On October 31, 2013 the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment based upon the information we had as of September 30, 2013. Ultimately, we recognized an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million in the three months ended September 30, 2013 for the amount by which the carrying value of these assets exceeded the fair value. See Note 12 for further discussion of our impairment analysis. Further, we recognized a $3.2 million charge for noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we have estimated will expire unused. These charges are included within “BioMimetic impairment charges” on our consolidated statement of operations. We further recognized a reduction of deferred tax liabilities associated with the impaired intangible assets, resulting in an income tax benefit of $34.3 million.
The acquired business contributed revenues of $3.6 million and operating loss of $26.6 million to our consolidated results from the date of acquisition through December 31, 2013, which does not include the amounts described above that were recorded as BioMimetic impairment charges during the three months ended September 30, 2013. Our consolidated results include $4.5 million of transaction expenses and $6.4 million of transition expenses recognized in the twelve months ended December 31, 2013.
The following unaudited pro forma summary presents our continuing operations financial results if the business combination had occurred on January 1, 2012:

	Pro Forma Year Ended December 31, 2013	Pro Forma Year Ended December 31, 2012
Revenue from continuing operations	$242,945	$216,577
Net loss from continuing operations	(284,480)	(38,926)
Net loss from continuing operations per share, basic	(6.13)	(0.85)
Net loss from continuing operations per share, diluted	(6.13)	(0.85)
The pro forma net loss for the year ended December 31, 2012 includes non-recurring items for the (a) $7.8 million gain on remeasurement of our previously held investment in BioMimetic, (b) $2.2 million of stock-based compensation expense related to the incremental fair value of replacement awards attributed to precombination service, (c) $6.6 million of stock-based compensation expense related to the acceleration of vesting of previously unvested BioMimetic awards exercised in connection with the acquisition, (d) $0.2 million of compensation expense related to retention agreements for which employees have no further service commitments to obtain the payments, (e) $0.6 million of severance expense directly attributable to the acquisition, and (f) $9.0 million of transaction costs incurred by BioMimetic and us.
WG Healthcare Limited
On January 7, 2013, we acquired 100% of the outstanding equity shares of WG Healthcare Limited, a United Kingdom company (WG Healthcare), for approximately $7.6 million, plus additional contingent consideration with an estimated fair value of $2.2 million to be paid over the next five years subject to the achievement of certain revenue milestones. We acquired the facility, inventory, infrastructure and all other assets and liabilities associated with WG Healthcare's business.
The operating results from this acquisition are included in the consolidated financial statements from the acquisition date. The two former owners of WG Healthcare have joined us as full-time employees.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash	$458
Accounts receivable	1,052
Inventory	1,640
Property, plant and equipment	330
Intangible assets	4,748
Accounts payable	(1,550)
Deferred tax liability - current	(43)
Deferred tax liability - noncurrent	(1,139)
Total net assets acquired	5,496

Goodwill	4,341
Total purchase consideration	$9,837
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of WG Healthcare. The goodwill is not expected to be deductible for tax purposes.
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
The acquired business contributed revenues of $4.6 million and operating loss of $1.3 million to our consolidated results from the date of acquisition through December 31, 2013. Our consolidated results of operations would not have been materially different than reported results had the WG Healthcare acquisition occurred at the beginning of 2012 and therefore, pro forma financial information has not been presented.
4. Discontinued Operations
In June 2013, we entered into a definitive agreement under which MicroPort Medical B.V., a subsidiary of MicroPort Scientific Corporation (MicroPort), would acquire our OrthoRecon business. Our OrthoRecon business consists of hip and knee implant products. On January 9, 2014, we completed our divestiture and sale of the OrthoRecon business to MicroPort. Pursuant to the terms of the asset purchase agreement with MicroPort, the Purchase Price (as defined in the asset purchase agreement) for the OrthoRecon business was approximately $287.1 million, which MicroPort paid in cash. See Note 22 for discussion of the estimated impact of this subsequent event on our 2014 results.
All current and historical operating results for the OrthoRecon segment are reflected within discontinued operations in the consolidated financial statements. In addition, costs associated with corporate employees and infrastructure being transferred as a part of the sale have been included in discontinued operations. The following table summarizes the results of discontinued operations (in thousands):

	Twelve Months Ended
	December 31,
	2013	2012	2011
Revenue	$231,865	$269,671	$302,193
Income before tax	9,489	11,946	4,700
Income tax provision	3,266	3,275	2,448
Income from discontinued operations, net of tax	6,223	8,671	2,252

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

All assets and associated liabilities to be transferred to MicroPort have been classified as assets and liabilities held for sale on our consolidated balance sheet. The following table summarizes the assets and liabilities held for sale (in thousands):

	December 31, 2013	December 31, 2012
Assets
Cash	$201	$—
Accounts receivable	59,172	67,434
Inventories, net	74,807	86,792
Property, plant & equipment, net	92,436	96,759
Goodwill	25,802	25,652
Intangible assets, net	1,738	2,610
Deferred income taxes	1,197	2,200
Other current and long-term assets	19,105	14,767
Assets held for sale	$274,458	$296,214

Liabilities
Accounts payable	$9,553	$5,666
Other current liabilities	21,668	27,327
Other long-term liabilities	1,399	2,031
Liabilities held for sale	$32,620	$35,024

Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, will not be assumed by MicroPort. Estimated liabilities, if any, for such claims, and accrued legal defense costs for fees that have been incurred to date, are therefore excluded from liabilities held for sale. Concomitant receivables associated with liability insurance recoveries are also excluded from assets held for sale. MicroPort will be responsible for product liability claims associated with products it sells after the closing. Subject to the provisions of the definitive agreement, we will continue to be responsible for defense of existing patent infringement cases and associated legal defense costs, and for resulting liabilities, if any. Costs associated with legal defense, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods.

5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$2,693	$1,000
Work-in-process	6,950	3,377
Finished goods	62,800	53,081
	$72,443	$57,458

6. Marketable Securities
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
As of December 31, 2013 and 2012, we had current marketable securities totaling $6.9 million and $12.6 million, respectively, consisting of investments in corporate, government, agency bonds, certificates of deposits, and corporate equity securities, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $7.7 million as of December 31, 2013, consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2013
Available-for-sale marketable securities
U.S. agency debt securities	$5,002	$—	$(4)	$4,998
Certificate of deposit	245	—	—	245
Corporate debt securities	5,186	2	—	5,188
U.S. government debt securities	4,116	1	—	4,117
Total available-for-sale marketable securities	$14,549	$3	$(4)	$14,548

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2012
Available-for-sale marketable securities
U.S. agency debt securities	2,500	—	—	2,500
Corporate debt securities	2,000	1	—	2,001
Total debt securities	$4,500	$1	$—	$4,501

Corporate equity securities	2,878	$5,267	—	8,145

Total available-for-sale marketable securities	$7,378	$5,268	$—	$12,646

The maturities of available-for-sale debt securities at December 31, 2013 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$6,896	$6,898
Due after one year through two years	6,153	6,151
Due after two years through five years	1,500	1,499
	14,549	14,548

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$31	$61
Buildings	13,026	2,227
Machinery and equipment	14,274	8,029
Furniture, fixtures and office equipment	47,364	19,006
Construction in progress	13,997	2,737
Surgical instruments	52,893	50,860
	141,585	82,920
Less: Accumulated depreciation	(71,070)	(41,438)
	$70,515	$41,482

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2013	2012
Buildings	$8,192	$—
Furniture, fixtures and office equipment	59	—
	8,251	—
Less: Accumulated depreciation	(48)	—
	$8,203	$—

Depreciation expense recognized within results of continuing operations approximated $14.4 million, $14.8 million, and $14.0 million for the years ended December 31, 2013, 2012, and 2011, respectively, and included depreciation of assets under capital leases.
In December 2013, we entered into a capital lease for our new corporate headquarters building. Total capitalized costs associated with this capital lease will be depreciated over the lease term, which is 10 years.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31
	2013	2012
Employee bonus	$10,250	$8,967
Other employee benefits	13,740	3,919
Royalties	2,669	2,829
Taxes other than income	4,722	2,170
Commissions	4,336	1,567
Professional and legal fees	7,054	4,981
Contingent consideration	12,324	444
Product liability	7,710	5,275
Distributor payments	1,253	2,701
Other	16,059	5,910
	$80,117	$38,763

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Capital lease obligations	$8,238	$—
2017 Notes	263,395	254,717
2014 Notes	3,768	3,768
	275,401	258,485
Less: current portion	(4,174)	—
	$271,227	$258,485
2017 Notes
On August 31, 2012, we issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture, dated as of August 31, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2017 Notes will mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. We may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that we are not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. The holder of the 2017 Notes may convert their notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the indenture relating to the 2017 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2017 Notes, subject to certain conditions, holders of the 2017 Notes will have the option to require us to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2017 Notes. In addition, following certain corporate transactions, we, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. We determined that the sale of our OrthoRecon business did not constitute a fundamental change pursuant to the indenture. As a result of this transaction, we capitalized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the year ended December 31, 2013 the Company recorded $8.7 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	December 31, 2013	December 31, 2012
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(36,605)	(45,283)
Net carrying amount of 2017 Notes	$263,395	$254,717
We entered into 2017 Notes Hedges in connection with the issuance of the 2017 Notes with three counterparties (the Option Counterparties). The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. The aggregate cost to acquire the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 11 for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of December 31, 2013, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding and is included within current portion of long-term obligations on the consolidated balance sheet.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Maturities
Aggregate annual maturities of our long-term obligations at December 31, 2013, excluding capital lease obligations, are as follows (in thousands):

2014	$3,768
2015	—
2016	—
2017	300,000
2018	—
$303,768
As discussed in Note 7, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2013, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2014	$419
2015	915
2016	948
2017	982
2018	1,016
Thereafter	6,012
Total minimum payments	10,292
Less amount representing interest	(2,054)
Present value of minimum lease payments	8,238
Current portion	(406)
Long-term portion	$7,832
Our capital lease associated with our corporate headquarters included a six month deferral of lease payments in the first year of the lease.
10. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31
	2013	2012
Unrecognized tax benefits (See Note 14)	$4,702	$5,074
Product liability (See Note 19)	9,784	18,639
2017 Notes Conversion Derivative (See Note 11)	112,000	55,000
Deferred license revenue (See Note 2)	4,210	4,731
Contingent consideration	2,882	540
Other	1,488	928
	$135,066	$84,912

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
Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 9 for additional information regarding the 2017 Notes.
We also entered into the 2017 Notes Hedges in connection with the issuance of the 2017 Notes with the Option Counterparties. The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

to make upon conversion of the 2017 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815.
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands):

	Location on consolidated balance sheet	December 31, 2013	December 31, 2012
2017 Notes Hedges	Other assets	$118,000	$62,000
2017 Notes Conversion Derivative	Other liabilities	$112,000	$55,000
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2013	2012
2017 Notes Hedges	$56,000	$5,805
2017 Notes Conversion Derivative	(57,000)	(6,947)
Net loss on changes in fair value	$(1,000)	$(1,142)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. At December 31, 2013 and 2012, we had no foreign currency contracts outstanding.

12. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2013, are as follows (in thousands):

Goodwill at December 31, 2012	$32,414
Goodwill associated with acquisitions (see Note 3)	199,040
Goodwill impairment	(114,997)
Foreign currency translation	1,806
Goodwill at December 31, 2013	$118,263
The components of our identifiable intangible assets, net are as follows (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles:
IPRD technology	$4,266		$278
Trademarks	4,121		1,658
Total indefinite life intangibles	8,387		1,936

Finite life intangibles:
Distribution channels	250	$233	1,250	$436
Completed technology	16,714	5,702	9,781	4,243
Licenses	3,633	1,303	3,668	1,056
Customer relationships	15,578	2,371	3,788	1,799
Trademarks	2,364	1,098	1,316	922
Non-compete agreements	5,660	3,155	7,314	2,729
Other	771	75	2,171	1,355
Total finite life intangibles	44,970	$13,937	29,288	$12,540

Total intangibles	53,357		31,224
Less: Accumulated amortization	(13,937)		(12,540)
Intangible assets, net	$39,420		$18,684
During year ended December 31, 2013, we terminated a distribution agreement and therefore recorded a $0.4 million asset impairment charge. Additionally, as a result of lower-than-projected cash flows related to completed technology acquired in our 2011 CCI acquisition, we recognized an impairment charge of approximately $0.6 million. These charges were calculated by comparing the fair value to the carrying value of the intangible. The impairment loss was recorded for the amount by which the carrying value exceeded the fair value, and is included within Amortization of intangible assets in the consolidated statement of operations.
During the year ended December 31, 2013, we received a not approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. Following our announcement regarding the receipt of this letter, the market value of the CVRs issued in connection with the BioMimetic acquisition decreased significantly. Holders of CVRs are entitled to be paid the contingent consideration from the BioMimetic acquisition, specifically upon FDA approval of Augment® Bone Graft, and subsequently upon the achievement of certain revenue milestones. FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC 350-20-35-30 requires companies to evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In response to our announcement of the receipt of the FDA not approvable letter, the market value of the CVRs declined significantly due to a decreased market perception of the likelihood of FDA approval of Augment® Bone Graft. Because the probability of such FDA approval is a significant input in the valuation of the BioMimetic reporting unit and related intangible assets, management determined that our goodwill and intangible assets acquired in the BioMimetic acquisition were more likely than not impaired, and therefore required a quantitative impairment test.

We updated our discounted cash flow valuation model for the BioMimetic acquisition based on probability weighted estimates of revenues and expenses, related cash flows and the discount rate used in the model. The probabilities used in the model were based on the fair value of the CVRs as of September 30, 2013. Based on this discounted cash flow valuation model, we determined that the fair value of the IPRD, tradename and non-compete agreement assets as of September 30, 2013 were less than their respective carrying values as of such date, and the fair value of the BioMimetic reporting unit as of September 30, 2013 was less than its carrying value as of such date (after consideration of the reduced value of the intangible assets). Therefore, we recognized an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million in the year ended December 31, 2013 for the amount by which the carrying value of these assets exceeded the fair value using Level 3 inputs. These charges are included within “BioMimetic impairment charges” on our consolidated statement of operations.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We have filed an appeal with the FDA regarding its decision. On October 31, 2013, the FDA notified us it has elected to convene a Dispute Resolution Panel to consider the scientific issues in dispute before making a decision on our appeal. While we believe our appeal has strong merits, we were required to evaluate assets associated with the BioMimetic acquisition for impairment.
Based on the total finite life intangible assets held at December 31, 2013, we expect to amortize approximately $6.9 million in 2014, $4.6 million in 2015, $3.5 million in 2016, $3.1 million in 2017, and $2.4 million in 2018. This does not include amortization associated with any intangible assets acquired in 2014 (see Note 22).

13. Accumulated Other Comprehensive Income (AOCI)
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
Changes in and reclassifications out of AOCI, net of tax, for the twelve months ended December 31, 2013 were as follows (in thousands):

	Currency Translation Adjustment	Unrealized Gain (loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2012	$18,991	$3,213	$330	$22,534
Other comprehensive (loss) income, net of tax before reclassification	(1,381)	1,543	14	176
Reclassification to Other (Income) Expense, net: Gain on equity securities, net of tax	—	(4,757)	—	(4,757)
Balance December 31, 2013	$17,610	$(1)	$344	$17,953

14. Income Taxes
The components of our income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$(230,975)	$(4,043)	$(12,498)
Foreign	572	658	1,142
Income (loss) before income taxes	$(230,403)	$(3,385)	$(11,356)

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of our provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current (benefit) provision:
U.S.:
Federal	$296	$(5,480)	$(279)
State	85	(34)	(81)
Foreign	180	337	398
Total current (benefit) provision	561	(5,177)	38
Deferred provision (benefit):
U.S.:
Federal	48,257	5,179	(3,533)
State	884	(98)	(472)
Foreign	63	98	6
Total deferred provision (benefit)	49,204	5,179	(3,999)
Total provision (benefit) for income taxes	$49,765	$2	$(3,961)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	3.2%	3.8%	4.8%
Change in valuation allowance	(51.9)%	(19.7)%	(0.8)%
Foreign income tax rate differences	—%	12.9%	3.5%
Other non-deductible expenses	(0.1)%	(6.1)%	(2.2)%
Transaction costs	(0.8)%	(21.2)%	—%
CVR Fair Market Value Adjustment	9.3%	—%	—%
Goodwill Impairment	(17.5)%	—%	—%
Other, net	1.2%	(4.8)%	(5.4)%
Total	(21.6)%	(0.1)%	34.9%

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant components of our deferred income taxes as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$100,361	$17,009
General business credit carryforward	3,181	734
Reserves and allowances	40,789	37,160
Stock-based compensation expense	7,852	7,256
Convertible debt notes and conversion option	46,100	22,173
Other	6,070	7,195
Valuation allowance	(134,263)	(14,248)

Total deferred tax assets	70,090	77,279

Deferred tax liabilities:
Depreciation	13,863	21,116
Intangible assets	9,071	2,828
Convertible note bond hedge	46,020	21,916
Other	10,136	8,219

Total deferred tax liabilities	79,090	54,079

Net deferred tax assets (liabilities)	$(9,000)	$23,200
At December 31, 2013, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $236.0 million, of which approximately $2.1 million related to equity compensation deductions, for which when realized, the resulting benefit will be credited to stockholder’s equity. The federal net operating losses begin to expire in 2017 and extend through 2033. This includes approximately $163.0 million of net operating losses acquired in 2013. State net operating losses carryforwards at December 31, 2013 totaled approximately $110.0 million, which begin to expire in 2017 and extend through 2033. Additionally, we had general business credit carryforwards of approximately $3.0 million, which begin to expire in 2017 and extend through 2033. At December 31, 2013, we had foreign net operating loss carryforwards of approximately $46.0 million, the majority of which do not expire.
Certain of our U.S. and foreign net operating losses and general business credit carryforwards are subject to various limitations. We maintain valuation allowances for those net operating losses and tax credit carryforwards that we do not expect to utilize due to these limitations and it is more likely than not that such tax benefits will not be realized.
During the year ended December 31, 2013, the Company recorded approximately $119.6 million valuation allowance against its deferred tax assets. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.
The Company entered a three-year cumulative loss position during the year ended December 31, 2013. This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets. A sustained period of profitability is required before the Company would change its judgment regarding the need for a valuation allowance against its net deferred tax assets.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Therefore, we do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. The determination of the amount of unrecognized deferred tax liabilities is not practicable. However, during fiscal year 2013, we recorded approximately $0.4 million deferred tax liability as a result of the pending stock sale of one of our foreign subsidiaries.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2013	$5,074
Additions for tax positions related to current year	214
Additions for tax positions of prior years	180
Reductions for tax positions of prior years	(848)
Settlements	—
Foreign currency translation	82
Balance at December 31, 2013	$4,702

As of December 31, 2013, our liability for unrecognized tax benefits totaled $4.7 million and is recorded in our consolidated balance sheet within “Other liabilities,” and all components, if recognized, would impact our effective tax rate. Our U.S. federal income taxes represent the substantial majority of our income taxes, and our 2009, 2010, and 2011 U.S. federal income tax returns are currently under examination by the Internal Revenue Service. It is therefore possible that our unrecognized tax benefits could change in the next twelve months.
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense. As of December 31, 2013, accrued interest related to our unrecognized tax benefits totaled approximately $0.4 million, which is recorded in our consolidated balance sheet within “Other liabilities.”
We file numerous consolidated and separate company income tax returns in the U.S. and in many foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2007. With few exceptions, we are subject to U.S. federal, state and local income tax examinations for years 2010 through 2012. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.

15. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and warrants is calculated using the treasury-stock method. The dilutive effect of the 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the years ended December 31, 2013, 2012, and 2011, the convertible notes had an anti-dilutive effect on earnings per share and we therefore excluded from the dilutive shares calculation. In addition, approximately 776,722, 267,520, and 136,000 common stock equivalents have been excluded from the computation of diluted net loss per share for the years ended December 31, 2013, 2012, and 2011, respectively, because their effect is anti-dilutive as a result of our net loss from continuing operations in those periods. During the years ended December 31, 2013 and 2012, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted-average number of common shares outstanding — basic	45,265	38,769	38,279
Common stock equivalents	—	317	—
Weighted-average number of common shares outstanding — diluted	45,265	39,086	38,279

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	2,763	2,854	3,400
Non-vested shares, restricted stock units, and stock-settled phantom stock units	197	290	430
Convertible debt	115	633	1,909
Warrants	11,794	11,794	—

16. Capital Stock
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 52,006,235 shares of voting common stock available for future issuance at December 31, 2013.

17. Stock-Based Compensation Plans
We have three stock-based compensation plans, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Year Ended December 31,
	2013	2012	2011
Total cost of share-based payment plans	$11,912	$7,811	$5,908
Amounts capitalized as inventory	(467)	(689)	(725)
Amortization of capitalized amounts	513	717	747
Charged against income before income taxes	11,958	7,839	5,930
Amount of related income tax benefit recognized in income	(3,945)	(2,940)	(2,094)
Impact to net loss from continuing operations	$8,013	$4,899	$3,836
Impact to net income from discontinued operations	2,320	2,308	2,326
Impact to net (loss) income	$10,333	$7,207	$6,162
Impact to basic earnings per share, continuing operations	$0.18	$0.13	$0.10
Impact to basic earnings per share	$0.23	$0.19	$0.16
Impact to diluted earnings per share, continuing operations	$0.18	$0.13	$0.10
Impact to diluted earnings per share	$0.23	$0.18	$0.16
During 2013, in connection with the BioMimetic acquisition, we recognized $2.2 million of stock-based compensation expense related to the incremental fair value of replacement awards attributed to precombination service.
As of December 31, 2013, we had $17.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees retained following the sale of the OrthoRecon business. This cost is expected to be recognized over a weighted-average period of 2.7  years.
Equity Incentive Plans
On December 7, 1999, we adopted the 1999 Equity Incentive Plan, which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, May 12, 2005 and May 14, 2008 and amended on October 23, 2008. The 1999 Equity Incentive Plan expired December 7, 2009. The 2009 Equity Incentive Plan (the Plan) was adopted on May 13, 2009, which was subsequently amended and restated on May 13, 2010 and May 14, 2013. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 15,417,051 shares of common stock, of which full value awards (such as non-vested shares) are limited to 3,754,555 shares. Under the Plan, stock based compensation awards generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. All of the options issued under the plan expire after 10 years. These awards are recognized on a straight-line basis over the requisite service period, which is generally 4 years. As of December 31, 2013, there were 3,596,125 shares available for future issuance under the Plan, of which full value awards are limited to 1,798,062 shares.
Stock options

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The weighted-average grant date fair value of stock options granted to employees in 2013, 2012, and 2011 was $8.60 per share, $7.89 per share, and $6.01 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.1% - 1.4%	0.5% - 1.0%	1.0% - 2.0%
Expected option life	6 years	6 years	6 years
Expected price volatility	36%	40%	39%

A summary of our stock option activity during 2013 for employees retained following the sale of the OrthoRecon business is as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value* ($000’s)
Outstanding at December 31, 2012	2,120	$22.71
Granted	1,033	24.38
BioMimetic options assumed	752	19.25
Exercised	(211)	20.17
Forfeited or expired	(325)	25.30
Outstanding at December 31, 2013	3,369	$22.36	6.4	$28,171
Exercisable at December 31, 2013	1,772	$21.89	4.2	$15,657
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2013, and the exercise price of the shares. The market value as of December 31, 2013 is $30.71 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2013.

The total intrinsic value of options exercised during 2013, 2012, and 2011 was $1.4 million, $0.2 million, and $0.1 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2013, for employees retained following the sale of the OrthoRecon business is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.00 — $16.00	371	5.8	$12.35	276	$11.53
$16.01 — $24.00	1,478	6.5	21.06	802	20.64
$24.01 — $35.87	1,520	6.4	26.07	694	27.47
	3,369	6.4	$22.36	1,772	$21.89
Inducement Stock Options.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

During 2011, we granted 610,000 stock options under an inducement stock option agreement with an exercise price of $16.03 to induce Robert J. Palmisano to commence employment with us as our Chief Executive Officer. These options vest over a three-year service period. We also granted 30,000 stock options with an exercise price of $18.33 to Julie Tracy, Senior Vice President, Chief Communications Officer, and 65,000 stock options with an exercise price of $16.23 to James Lightman, Senior Vice President, General Counsel, and Secretary, under inducement stock option agreements. During 2012, we granted 50,000 stock options with an exercise price of $17.35 to induce Daniel Garen to commence employment with us as our Senior Vice President and Chief Compliance Officer, and 184,500 stock options with an exercise price of $21.24 to Pascal E. R. Girin, Executive Vice President and Chief Operating Officer. These options have substantially the same terms as grants made under the Plan.
A summary of our inducement grant stock option activity during 2013 is as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value* ($000’s)
Outstanding at December 31, 2012	940	$17.21
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2013	940	$17.21	8.0	$12,683
Exercisable at December 31, 2013	513	$16.61	7.8	$7,230
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2013, and the exercise price of the shares. The market value as of December 31, 2013 is $30.71 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2013.

A summary of our stock options outstanding and exercisable at December 31, 2013, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.00 — $16.00	371	5.8	$12.35	276	$11.53
$16.01 — $24.00	2,418	7.0	19.56	1,315	19.07
$24.01 — $35.87	1,520	6.4	26.07	694	27.47
	4,309	6.7	$21.24	2,285	$20.71

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
Under the Plan, we granted 223,000, 216,000, and 345,000 non-vested shares of common stock, stock settled phantom stock units and restricted stock units to employees with weighted-average grant-date fair values of $24.66 per share, $21.22 per share, and $15.56 per share during 2013, 2012, and 2011, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2013 and 2012, we granted a negligible amount of non-vested shares to non-employees. During 2011, we granted certain independent distributors and other non-employees non-vested shares of common stock of 28,000 shares at a weighted-average grant date fair values $15.27 per share.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our non-vested shares of common stock activity during 2013 is as follows:

	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value* ($000’s)
Non-vested at December 31, 2012	486	$18.44
Granted	223	24.66
Vested	(212)	18.10
Forfeited	(41)	17.98
Non-vested at December 31, 2013	456	$21.69	$14,004
___________________

*
The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2013. The market value as of December 31, 2013 is $30.71 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2013.

The total fair value of shares vested during 2013, 2012 and 2011 was $6.5 million, $5.6 million and $4.7 million, respectively.
Stock compensation held by employees to be transferred upon sale of OrthoRecon business
During 2013, as part of the definitive agreement to sell our OrthoRecon business to MicroPort, we agreed to modify stock compensation awards held by employees assigned to MicroPort to accelerate vesting for unvested stock compensation awards, as an incentive to induce each employee to accept and continue employment with MicroPort, contingent upon the closing of the sale. On January 12, 2014, all unvested stock compensation awards held by these former 65 employees was vested, which was comprised of approximately 500,000 options with a weighted-average exercise price of $22.50, and 266,000 non-vested shares.
The incremental cost associated with the modified stock compensation totaled $8.8 million, and will be recognized as a reduction to our gain realized upon the sale of the OrthoRecon business in the first quarter of 2014.
The table below summarizes the outstanding stock options held by employees transferred to MicroPort, as of December 31, 2013.

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value* ($000’s)
$15.47 — $20.00	177	0.75	$16.46
$20.01 — $30.00	857	0.75	23.77
$30.01 — $35.87	112	0.24	31.12
	1,146	0.70	$23.20	$8,526
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2013, and the exercise price of the shares. The market value as of December 31, 2013 is $30.71 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2013.

Employee Stock Purchase Plan.
On May 30, 2002, our shareholders approved and adopted the 2002 Employee Stock Purchase Plan, which was subsequently amended and restated in 2013 (the ESPP). The ESPP authorizes us to issue up to 400,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees approximately 23,000, 25,000, and 26,000 shares in 2013, 2012, and 2011, respectively, with weighted-average fair values of $6.81, $5.93, and $4.92 per share, respectively. As of December 31, 2013, there were 194,566 shares available for future issuance under the ESPP. During 2013, 2012, and 2011, we recorded nominal amounts of non-cash, stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.1% - 0.4%	0.1% - 0.2%	0.3% - 0.4%
Expected option life	6 months	6 months	6 months
Expected price volatility	36%	40%	39%

18. Employee Benefit Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan recognized within results of continuing operations was $1.2 million in 2013, and $1.0 million in 2012 and 2011.

19. Commitments and Contingencies
Operating Leases
We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $8.0 million, $5.7 million, and $5.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2013 (in thousands):

2014	$6,087
2015	4,364
2016	2,503
2017	1,267
2018	1,182
Thereafter	768
$16,171
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2013. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations
We have entered into certain supply agreements for our products, which include minimum purchase obligations. We paid approximately $3.5 million and $7.7 million during the years ended December 31, 2013, and 2011, respectively, under those supply agreements. During the year ended December 31, 2012, we paid immaterial amounts under those supply agreements. Future obligations for minimum purchases under these supply agreements are as follows at December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Minimum supply obligations	$2,073	—	2,073	—	—	—	—
Legal Contingencies
As described below, our business is subject to various contingencies including patent and other litigation, product liability claims and a government inquiry.  These contingencies could result in losses, including damages, fines, or penalties, any of which could be substantial, as well as criminal charges. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them, are vigorously defending all of them, and do not believe any of them will have a material adverse effect on our financial position. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid.
Our contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss or the measurement of a loss can be complex. We have accrued for losses that are both probable and reasonably estimable. Unless otherwise indicated

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

we are unable to estimate the range of reasonably possible loss in excess of amounts accrued.  Our assessment process relies on estimates and assumptions that may prove to be incomplete or inaccurate. Unanticipated events and circumstances may occur that could cause us to change our estimates and assumptions.
Governmental Inquiries
On September 29, 2010, we entered into a five year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). The CIA was filed as Exhibit 10.2 to our current report on Form 8-K filed on September 30, 2010. The CIA will expire on September 29, 2015.
The CIA imposes on us certain obligations to maintain compliance with U.S. healthcare laws, regulations and other requirements. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense.
Both we and MicroPort, which completed the purchase of our OrthoRecon business in January 2014, will continue to be subject to the CIA.
In addition to the USAO and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the CIA. In addition, the matters which gave rise to the CIA could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from these matters.
On August 3, 2012, we received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to respond to the subpoena.
Patent Litigation
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (collectively, “Stryker”), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the district court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe these hip products infringe the asserted patents. In filings with the court, Stryker has conceded that under the court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the court to dismiss the case so it may pursue an appeal.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $17 million to $26 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $16.8 million, which represents the low-end of our estimated aggregate range of loss. We have classified $7 million of this liability as current in “Accrued expenses and other current liabilities” and $9.8 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. As of December 31, 2013, our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $13 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $12 million for cash spending associated with defense and settlement costs. We have classified $19 million within current receivables, and the remaining $6 million within long-term receivables.
During the quarter ended September 30, 2013, we reached the maximum insurance coverage for Modular Neck Claims of $40 million, when previous spending on legal defense costs and claim settlements are combined with our estimated product liability for future settlements. As a result, we recognized approximately $4 million of expense in income from discontinued operations for 2013 for expenses recognized in excess of the $40 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within the current period in results of discontinued operations. However, as noted above, our insurance receivable for cash spending is $12 million out of the remaining $25 million insurance receivable, therefore we do not anticipate actual cash spending to exceed this maximum for several years.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part I Item 3 of this Annual Report. The number of these lawsuits, presently in excess of 700, continues to increase, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we recently agreed to participate in court supervised non-binding mediation in the multi-district federal court litigation presently pending in the Northern District of Georgia.
Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to reasonably estimate a possible loss or range of possible losses for the Consolidated

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Metal-on-Metal Claims until we know, at a minimum, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential pool of potential claimants, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (iv) any other factors that may have a material effect on the litigation or on a party’s litigation strategy. By way of example and without limitation, although we believe a significant number of claimants have not required hip revision surgery, we do not yet know how many of such cases exist within our claimant pool.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to our CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that at this time it disputes the carrier's selection of available policy years and its characterization of the CONSERVE® Claims as a single occurrence.
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of December 31, 2013, this receivable totaled $8.1 million, and is solely related to defense costs incurred through December 31, 2013. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims. Based on the information we have available at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. As circumstances continue to develop, our belief that we will be able to resolve the Consolidated Metal-on-Metal Claims within our available insurance coverage could change, which could materially impact our results of operations and financial position.
In February 2014, Biomet, Inc., (Biomet) announced it had reached a settlement in the multi-district litigation involving its own metal-on-metal hip products. The terms announced by Biomet include: (i) an expected base settlement amount of $200,000, (ii) an expected minimum settlement amount of $20,000 (iii) no payments to plaintiffs who did not undergo a revision surgery and (iv) a total settlement amount expected to be within Biomet’s aggregate insurance coverage. We believe our situation involves facts and circumstances which differ significantly from the Biomet cases. We therefore do not consider the Biomet situation sufficiently analogous to provide a reasonable basis for estimate, and deem it unlikely that any settlement of our cases will occur at an base settlement level as high as Biomet’s expected average settlement amount.
In addition to the Consolidated Metal-on-Metal Claims discussed above, there are currently certain other pending claims related to our metal-on-metal hip products for which we are accounting in accordance with our standard product liability accrual methodology on a case by case basis.
Product liability claims associated with hip and knee products we sold prior to the closing will not be assumed by MicroPort. Estimated liabilities, if any, for such claims, and accrued legal defense costs for fees that have been incurred to date, are excluded from liabilities held for sale. Concomitant receivables associated with product liability insurance recoveries are excluded from assets held for sale. MicroPort will be responsible for product liability claims associated with products it sells after the closing.
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
Securities Litigation
On July 6, 2011, a purported federal securities class action lawsuit was filed in the United States District Court for the Middle District of Tennessee against BioMimetic Therapeutics, Inc. and certain of its officers and directors, alleging BioMimetic was unduly positive in its public statements about the prospects for FDA approval of Augment® Bone Graft. We acquired BioMimetic in March 2013. In January 2013, the Court granted BioMimetic's, and the other named defendants', motion to dismiss the lawsuit,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

known as Paula Kuyat, et. al. versus BioMimetic Therapeutics, Inc. et. al., without leave to amend the complaint. The plaintiffs filed a Motion to Alter Judgment or Amend Order and Judgment of Dismissal with Prejudice, seeking reconsideration of the Court's dismissal decision. This motion was denied. Subsequently, the plaintiffs appealed the Court’s dismissal of the case to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals heard oral argument on December 4, 2013. The Court of Appeals has not yet issued its decision on the plaintiff’s appeal.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
20. Segment Data
Prior to the June 2013 announcement of the divestiture of our OrthoRecon business, our chief executive officer, who is our chief operating decision maker, managed our operations as two reportable business segments: Extremities and OrthoRecon. Following this announcement, all historical operating results for the OrthoRecon segment were reflected within discontinued operations in the consolidated financial statements. See Note 4 for further information on the results of discontinued operations. For the remainder of 2013, we operated our continuing operations as one reportable business segment.
Our continuing operations business includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients.
Our geographic regions consist of the United States, Europe (which includes the Middle East and Africa) and Other (which principally represents Latin America, Asia, Australia and Canada). Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.
Net sales by product line and by geographic region are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales by product line:
Foot and Ankle	$150,662	$122,897	$107,734
Upper Extremity	24,663	24,977	27,742
Biologics	59,792	60,495	69,409
Other	7,213	5,736	5,868
Total	$242,330	$214,105	$210,753

	Year Ended December 31,
	2013	2012	2011
Net sales by geographic region:
United States	$177,648	$166,111	$166,456
Europe	31,210	22,044	21,405
Other	33,472	25,950	22,892
Total	$242,330	$214,105	$210,753

	December 31,
	2013	2012
Long-lived assets:
United States	$61,179	$36,271
Europe	6,581	3,102
Other	2,755	2,109
Total	$70,515	$41,482

No single foreign country accounted for more than 10% of our total net sales during 2013, 2012, or 2011.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

21. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2013 and 2012, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,293	$60,572	$57,641	$67,824
Cost of sales	13,697	14,564	14,037	17,423
Gross profit	42,596	46,008	43,604	50,401
Operating expenses:
Selling, general and administrative	50,709	50,543	63,054	66,479
Research and development	3,507	5,868	5,518	5,412
Amortization of intangible assets	1,606	2,778	1,342	1,750
BioMimetic impairment charges	—	—	206,249	—
Total operating expenses	55,822	59,189	276,163	73,641
Operating loss	$(13,226)	$(13,181)	$(232,559)	$(23,240)
Net loss from continuing operations, net of tax	$(4,918)	$(15,539)	$(124,500)	$(135,211)
Income (loss) from discontinued operations, net of tax	$13,353	$(1,792)	$(5,520)	$182
Net income (loss)	$8,435	$(17,331)	$(130,020)	$(135,029)
Net loss, continuing operations per share, basic	(0.13)	(0.34)	(2.68)	(2.88)
Net loss, continuing operations per share, diluted	(0.13)	(0.34)	(2.68)	(2.88)
Net income (loss) per share, basic	$0.20	$(0.37)	$(2.80)	$(2.88)
Net income (loss) per share, diluted	$0.20	$(0.37)	$(2.80)	$(2.88)
Our 2013 operating loss included the following:

•
costs associated with distributor conversions and non-competes, for which we recognized $1.2 million, $1.1 million, $0.7 million and $0.8 million during the first, second, third and fourth quarters of 2013, respectively;

•
costs associated with due diligence and transaction expenses for our acquisitions of WG Healthcare, BioMimetic and Biotech totaling $7.5 million, $1.4 million, $1.7 million and $2.3 million during the first, second, third and fourth quarters of 2013, respectively;

•	transition costs associated with the divestiture of the OrthoRecon business totaling $2.6 million, $11.2 million and $7.7 million during the second, third and fourth quarters of 2013, respectively;

•	charges associated with the write-down of BioMimetic inventory to net realizable value totaling $1.0 million and $1.3 million during the third and fourth quarters of 2013, respectively; and

•
charges associated with the impairment of intangible assets and goodwill acquired from our BioMimetic acquisition (see Note 12), as well as the recognition of a $3.2 million charge for noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we have estimated will expire unused, totaling $206.2 million which was recognized in the third quarter of 2013.

Our 2013 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts;

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•
the after tax effects of mark-to-market adjustments on derivative assets and liabilities netting to a $2.0 million loss, a $1.0 million gain, a $2.0 million loss and a $2.0 million gain recognized in the first, second, third and fourth quarters of 2013, respectively;

•
the after tax effects of CVR mark-to-market adjustments of $5.8 million unrealized loss, $66.1 million unrealized gain, and $0.8 million unrealized gain recognized in the second, third and fourth quarters of 2013, respectively;

•	the after tax effect of a $7.8 million gain on our previously held investment in BioMimetic recognized in the first quarter of 2013; and

•	a charge to record a valuation allowance against our U.S. deferred tax assets of $119.6 million recognized in the fourth quarter of 2013.
In addition to those noted above, our 2013 net loss included the following associated with our discontinued operations:

•
the after tax impacts of $1.1 million, $0.7 million, $0.5 million and $0.6 million of U.S governmental inquiries and DPA costs during the first, second, third and fourth quarters of 2013, respectively;

•
the after tax impacts of costs associated with amortization of distributor conversions and non-competes, for which we recognized $0.5 million, $0.4 million, $0.3 million and $0.3 million during the first, second, third and fourth quarters of 2013, respectively;

•
the after tax impacts of costs associated with the sale of our OrthoRecon business of $2.8 million, $5.2 million and $2.9 million recognized during the second, third and fourth quarters of 2013, respectively; and

•	the after tax impact of a gain of $19.4 million for estimated product liability insurance recoveries during the first quarter of 2013.
Additionally, in conjunction with preparing our financial statements for the year ended December 31, 2013, an immaterial error was identified in the previously reported loss from discontinued operations for the quarter ended September 30, 2013. The error related primarily to depreciation and amortization charges recorded on assets held for sale, and totaled approximately $2.7 million, net of tax. Management has concluded that this error was not material to the interim financial information taken as a whole and recorded an adjustment of $2.7 million, net of tax, to income from discontinued operations in the fourth quarter of 2013.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$52,873	$51,964	$50,888	$58,380
Cost of sales	11,434	11,779	11,704	13,322
Gross profit	41,439	40,185	39,184	45,058
Operating expenses:
Selling, general and administrative	34,524	35,885	36,730	43,157
Research and development	3,361	3,490	3,428	3,626
Amortization of intangible assets	655	982	1,289	1,491
Gain on sale of intellectual property	—	—	—	(15,000)
Restructuring charges	177	254	—	—
Total operating expenses	38,717	40,611	41,447	33,274
Operating income (loss)	$2,722	$(426)	$(2,263)	$11,784
Net income (loss), continuing operations, net of tax	$424	$(1,367)	$(4,088)	$1,644
Net income (loss), discontinued operations, net of tax	$4,137	$2,077	$(1,251)	$3,708
Net income (loss)	$4,561	$710	$(5,339)	$5,352
Net income (loss), continuing operations per share, basic	$0.02	$(0.04)	$(0.11)	$0.04
Net income (loss), continuing operations per share, diluted	$0.02	$(0.04)	$(0.11)	$0.04
Net income (loss) per share, basic	$0.12	$0.02	$(0.14)	$0.14
Net income (loss) per share, diluted	$0.12	$0.02	$(0.14)	$0.14

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our operating income from continuing operations during the first and second quarters of 2012 included $0.2 million and $0.3 million of restructuring charges related to our cost improvement measures. We recognized $0.6 million, $1.2 million, and $1.2 million in the second, third, and fourth quarters of 2012, respectively, for costs associated with distributor conversions and non-competes. In the fourth quarter of 2012, we recognized $1.8 million for due diligence and transaction costs.
Net income from continuing operations in 2012 included the after-tax effect of the above amounts. In the third and fourth quarters of 2012, net income from continuing operations includes the after tax effects of $0.7 million and $2.1 million non-cash interest expense related to our 2017 Convertible Notes, respectively. Additionally, net income from continuing operations in the third quarter of 2012 includes the after tax effects of $1.8 million loss for the termination of a derivative instrument, $2.7 million charge for the write-off of unamortized deferred financing costs, and $2.3 million gain for mark-to-market adjustments on derivative assets and liabilities. Net income from continuing operations in the fourth quarter of 2012 includes the after tax effects of a $15.0 million gain on the sale of assets and a $3.5 million loss for mark-to-market adjustments on derivative assets and liabilities.
In addition to those noted above, our 2012 net income (loss) from discontinued operations included the after tax impacts of $2.9 million, $2.1 million and $1.7 million of U.S governmental inquires and DPA costs in the first, second and third quarters of 2012, respectively; $0.2 million, $0.4 million and $0.5 million of amortization of distributor non-competes in the second, third and fourth quarters of 2012, respectively; $2.4 million increase to management's estimate of the Company's probable insurance recovery for previously recognized costs associated with product liability claims during the fourth quarter of 2012; and $0.7 million and $0.5 million of restructuring charges during the first and second quarters of 2012, respectively.
22. Subsequent Event

Completion of Asset Purchase Agreement
On January 9, 2014, pursuant to the previously disclosed Asset Purchase Agreement, dated as of June 18, 2013 (the Purchase Agreement), by and among Wright Medical Group, Inc. (the Company), MicroPort Scientific Corporation, a corporation formed under the laws of the Cayman Islands (MicroPort), and MicroPort Medical B.V., a besloten vennootschap formed under the laws of the Netherlands, we completed our divesture and sale of our business operations operating under the OrthoRecon operating segment (the OrthoRecon Business) to MicroPort. Pursuant to the terms of the Purchase Agreement, the purchase price (as defined in the Purchase Agreement) for the OrthoRecon Business was approximately $287.1 million, which MicroPort paid in cash. As a result of the transaction, we estimate we will recognize in 2014 approximately $26 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes. Our 2013 net income from discontinued operations includes the after tax effect of approximately $11 million of transaction costs associated with the sale of the OrthoRecon business.
Acquisitions
Subsequent to year-end, we completed the following acquisitions:

•
Solana Surgical, LLC, a privately held extremity company based in Memphis, TN on January 30, 2014 for $47.6 million in cash, subject to certain adjustments set forth in the definitive agreement, and approximately $42.4 million of Wright common stock.

•
OrthoPro, L.L.C., a privately held extremity company based in Salt Lake City, Utah on February 5, 2014, for $32.5 million in cash, subject to certain adjustments set forth in the definitive agreement, and up to an additional $3.5 million in cash contingent upon certain revenue-based milestones.

These acquisitions add complementary extremity product portfolios to further accelerate growth opportunities in our global Extremities business.
Based on the timing of the completion of these acquisitions in relation to the date of issuance of the financial statements, the initial purchase price accounting was not completed for these acquisitions. The financial results of these acquired businesses will be included in our consolidated results of operations from the date of acquisition and is expected to be immaterial to our 2014 results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2014.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2014.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 13, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
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

3.2	Third Amended and Restated By-laws of Wright Medical Group, Inc. (4)

4.1	Form of Common Stock certificate. (1)

4.2	Indenture, dated as of November 26, 2007, between Wright Medical Group, Inc. and The Bank of New York as trustee (including form of 2.625% Convertible Senior Notes due 2014). (5)

4.3	Underwriting Agreement, dated as of November 19, 2007, among Wright Medical Group, Inc. and J.P. Morgan Securities Inc., Piper Jaffray & Co. and Wachovia Capital Markets, LLC. (5)

4.4	Indenture, dated as of August 31, 2012, between Wright Medical Group, Inc. and The Bank of New York, as trustee (including form of 2.000% Cash Convertible Senior Notes due 2017).(23)

4.5	Purchase Agreement, dated as of August 22, 2012, among Wright Medical Group, Inc. and J.P. Morgan Securities LLC, as Representative of the Initial Purchasers. (22)

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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)
10.94	Agreement of Lease, dated December 28, 2013, by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners

10.95	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, LLC and OP CHA, Inc., as Company Holders’ Agent (43)

10.96	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative (43)

11	Computation of earnings per share (included in Note 15 of the Notes to Consolidated Financial Statements in Financial Statements and Supplementary Data). (26)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets; (2) Parenthetical Data to the Consolidated Balance Sheets; (3) the Consolidated Statements of Operations; (4) Parenthetical Data to the Consolidated Statements of Operations; (5) the Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Consolidated Statements of Comprehensive Income; (7) the Consolidated Statements of Cash Flows; (8) the Consolidated Statements of Changes in Stockholders’ Equity; and (9) Notes to Consolidated Financial Statements.

_________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 17, 2013 (Commission file number 001-35823).

(4)	Incorporated by reference to our current report on Form 8-K filed on February 20, 2014 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(6)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 4, 2013 (Commission file number 000-335823).

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(11)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to our current report on Form 8-K filed on November 19, 2012 (Commission file number 000-32883).

(25)	Incorporated by reference to our current report on Form 8-K filed on March 1, 2013 (Commission file number 000-32883).

(26)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(27)	Incorporated by reference to our current report on Form 8-K filed on June 21, 2013 (Commission file number 001-35823).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(38)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(39)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(40)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(41)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

(42)	Incorporated by reference to our current report on Form 8-K filed October 18, 2013 (Commission file number 001-35823).

(43)	Incorporated by reference to our current report on Form 8-K filed January 31, 2014 (Commission file number 001-35823).

*	Denotes management contract or compensatory plan or arrangement.

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
February 26, 2014

Wright Medical Group, Inc.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ Lance A. Berry Lance A. Berry	Chief Financial Officer (Principal Financial Officer )	February 26, 2014

/s/ Julie B. Andrews Julie B. Andrews	Chief Accounting Officer (Principal Accounting Officer )	February 26, 2014

/s/ David D. Stevens David D. Stevens	Director	February 26, 2014

/s/ Gary D. Blackford Gary D. Blackford	Director	February 26, 2014

/s/ Martin J. Emerson Martin J. Emerson	Director	February 26, 2014

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 26, 2014

/s/ Ronald K. Labrum Ronald K. Labrum	Director	February 26, 2014

/s/ John L. Miclot John L. Miclot	Director	February 26, 2014

/s/ Amy S. Paul Amy S. Paul	Director	February 26, 2014

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 26, 2014

/s/ Douglas G. Watson Douglas G. Watson	Director	February 26, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

Under date of February 26, 2014, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10–K for the year ended December 31, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Memphis, Tennessee
February 26, 2014

Wright Medical Group, Inc. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2013	$291	$(66)	$47	$272
December 31, 2012	$293	$(2)	$—	$291
December 31, 2011	$353	$(60)	$—	$293
Sales returns and allowance:
For the period ended:
December 31, 2013	$298	$(16)	$—	$282
December 31, 2012	$313	$(15)	$—	$298
December 31, 2011	$321	$(8)	$—	$313

S-1