Form 10-Q
period 2014-03-31
WRIGHT MEDICAL GROUP INC
filed 2014-05-01
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35823
WRIGHT MEDICAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4088127
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

1023 Cherry Road
Memphis, Tennessee	38117
(Address of Principal Executive Offices)	(Zip Code)

(901) 867-9971
(Registrant’s Telephone Number, Including Area Code)

5677 Airline Road
Arlington, TN 38002
(Former Name, Former Address and Former Fiscal Year, if changed)
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

As of April 23, 2014, there were 49,904,712 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report for the quarter ended March 31, 2014, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

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

•	continued liability for product liability claims on OrthoRecon products sold prior to divestiture of our OrthoRecon business or for post-market regulatory obligations on such products;

•	disruptions resulting from loss of personnel, systems and infrastructure changes and transition services arrangements in connection with our OrthoRecon divestiture;

•	failure to realize the anticipated benefits from our acquisitions or from divestiture of our OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor's recall of its modular hip product;

•	failure or delay in obtaining FDA approval of Augment® Bone Graft for commercial sale in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	loss of key suppliers;

•	failures of, interruptions to, or unauthorized tampering with our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

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

•	the possibility of private securities litigation or shareholder derivative suits;

•	insufficient demand for and market acceptance of our new and existing products;

•	recently enacted healthcare laws and changes in product reimbursements, which could generate downward pressure on our product pricing;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities;

•	inability to capitalize on business development opportunities;

•	product quality or patient safety issues;

•	geographic and product mix impact on our sales;

•	inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors; and

•	the negative impact of the commercial and credit environment on us, our customers and our suppliers.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$343,852	$168,534
Marketable securities	9,247	6,898
Accounts receivable, net	50,778	45,817
Inventories	78,833	72,443
Prepaid expenses	8,294	6,508
Deferred income taxes	3,599	10,749
Other current assets	47,299	52,351
Current assets held for sale	—	142,015
Total current assets	541,902	505,315
Property, plant and equipment, net	75,601	70,515
Goodwill	201,625	118,263
Intangible assets, net	72,378	39,420
Marketable securities	3,499	7,650
Deferred income taxes	593	1,632
Other assets	128,251	132,213
Other assets held for sale	—	132,443
Total assets	$1,023,849	$1,007,451
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,030	$3,913
Accrued expenses and other current liabilities	95,041	80,117
Current portion of long-term obligations	4,382	4,174
Current liabilities held for sale	—	31,221
Total current liabilities	110,453	119,425
Long-term debt and capital lease obligations	273,271	271,227
Deferred income taxes	15,482	20,620
Other liabilities	134,723	135,066
Other liabilities held for sale	—	1,399
Total liabilities	533,929	547,737
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 49,888,296 shares at March 31, 2014 and 47,993,765 shares at December 31, 2013	488	473
Additional paid-in capital	715,525	656,770
Accumulated other comprehensive income	19,809	17,953
Retained earnings	(245,902)	(215,482)
Total stockholders’ equity	489,920	459,714
Total liabilities and stockholders’ equity	$1,023,849	$1,007,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$71,062	$56,293
Cost of sales [1]	17,417	13,697
Gross profit	53,645	42,596
Operating expenses:
Selling, general and administrative [1]	68,648	50,709
Research and development [1]	5,856	3,507
Amortization of intangible assets	2,187	1,606
Total operating expenses	76,691	55,822
Operating loss	(23,046)	(13,226)
Interest expense, net	4,136	3,945
Other expense (income), net	15,286	(5,849)
Net loss from continuing operations before income taxes	(42,468)	(11,322)
Benefit for income taxes	(12,170)	(6,404)
Net loss from continuing operations	$(30,298)	$(4,918)
(Loss) income from discontinued operations, net tax [1]	(122)	13,353
Net (loss) income	$(30,420)	$8,435
Net loss from continuing operations per share (Note11):
Basic	$(0.62)	$(0.12)
Diluted	$(0.62)	$(0.12)
Net (loss) income per share (Note11):
Basic	$(0.63)	$0.20
Diluted	$(0.63)	$0.20

Weighted-average number of shares outstanding-basic	48,625	41,438
Weighted-average number of shares outstanding-diluted	48,625	42,139

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Cost of sales	$111	$147
Selling, general and administrative	2,004	3,645
Research and development	205	121
Discontinued operations	—	705

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income	$(30,420)	$8,435

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(430)	(3,487)
Reclassification of gain on equity securities, net of taxes of $1 and $3,041, respectively	2	(4,757)
Unrealized gain on marketable securities, net of taxes of $0 and $984, respectively	—	1,539
Minimum pension liability adjustment	—	(8)
Reclassification of currency translation adjustment (CTA) write-off related to Japanese subsidiary to earnings	2,628	—
Reclassification of minimum pension liability to earnings	(344)	—
Other comprehensive income (loss)	1,856	(6,713)

Comprehensive (loss) income	$(28,564)	$1,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014		2013
Operating activities:
Net (loss) income	$(30,420)		$8,435
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,346		8,945
Stock-based compensation expense	2,320		4,618
Amortization of intangible assets	2,187		2,097
Amortization of deferred financing costs and debt discount	2,676		2,510
Deferred income taxes	574		(569)
Excess tax benefit from stock-based compensation arrangements	—		(30)
Non-cash adjustments to derivative fair value	1,000		2,000
Non-cash realized gain on BioMimetic stock	—		(7,798)
Gain on sale of OrthoRecon business	(24,277)		—
Mark-to-market adjustment for CVRs (Note 1)	14,295	—	—
Other	570		(979)
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(1,493)		(2,544)
Inventories	(3,911)		4,951
Prepaid expenses and other assets	4,776		(20,539)
Accounts payable	6,747		3,060
Accrued expenses and other liabilities	(6,630)		(9,325)
Net cash used in operating activities	(27,240)		(5,168)
Investing activities:
Capital expenditures	(7,836)		(3,740)
Acquisition of businesses (Note 2)	(80,547)		(40,398)
Purchase of intangible assets	(755)		(1,340)
Sales and maturities of available-for-sale marketable securities	1,745		10,602
Investment in available-for-sale marketable securities	—		(13,149)
Proceeds from sale of assets	278,602		—
Net cash provided by (used in) investing activities	191,209		(48,025)
Financing activities:
Issuance of common stock	10,690		1,126
Payments of deferred financing and equity issuance costs	—		(16)
Payments of capital leases	(26)		(249)
Excess tax benefit from stock-based compensation arrangements	—		30
Net cash provided by financing activities	10,664		891
Effect of exchange rates on cash and cash equivalents	484		(579)
Net (decrease) increase in cash and cash equivalents	175,117		(52,881)
Cash and cash equivalents, beginning of period	168,735		320,360
Cash and cash equivalents, end of period	$343,852		$267,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (SEC).
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation, including amounts related to discontinued operations.
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

Income Taxes. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (ASU 2013-11). ASU 2013-11 reduces diversity in practice by providing guidance on the presentation of unrecognized tax benefits and is intended to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted ASU 2013-11 effective January 1, 2014, which resulted in an immaterial balance sheet reclassification to conform to the required “net” presentation.
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of March 31, 2014 and December 31, 2013 due to their short maturities or variable rates.
The remaining outstanding $3.8 million of our 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes) are carried at cost. The estimated fair value of these 2014 Notes was approximately $3.6 million at March 31, 2014, based on a limited number of trades (Level1) and does not necessarily represent the value at which the entire 2014 Note portfolio can be retired.
Our $300 million of our 2.00% Convertible Senior Notes maturing in 2017 (2017 Notes) are carried at cost, net of unamortized discount. The estimated fair value of our 2017 Notes was approximately $411.8 million at March 31, 2014, based on a quoted price in an active market (Level 1).
FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, requires fair value measurements be classified and disclosed in one of the following three categories:
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
To determine the fair value of the embedded conversion option in the 2017 Notes Conversion Derivative, a binomial lattice model was used. A binomial stock price lattice generates two probable outcomes of stock price - one up and another down. This lattice generates a distribution of stock price at the maturity date. Using this stock price lattice, a conversion option lattice was created where the value of the embedded conversion option was estimated. The conversion option lattice first calculates the possible conversion option values at the maturity date using the distribution of stock price, which equals to the maximum of (x) zero, if stock price is below the strike price, or (y) stock price less the strike price, if the stock price is higher than the strike price. The value of the 2017 Notes Conversion Derivative at the valuation date was estimated using the conversion option values at the maturity date by moving back in time on the lattice. Specifically, at each node, if our 2017 Notes are eligible for early conversion, the value at this node is the maximum of (i) the early conversion value, which is the stock price less the strike price, and (ii) the discounted and probability-weighted value from the two probable outcomes in the future. If our 2017 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the conversion option lattice, credit adjustment was applied in the model as the embedded conversion option is settled with cash instead of shares.

To estimate the fair value of the 2017 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the bank counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our common stock does not pay any dividends and management does not expect to declare dividends in the near term.

The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative and 2017 Notes Hedges as of March 31, 2014:

	2017 Notes Conversion Derivative	2017 Notes Hedge
Stock Price Volatility (1)	32%	32%
Credit Spread for Wright (2)	2.0%	N/A
Credit Spread for Bank of America, N.A. (3)	N/A	0.4%
Credit Spread for Deutsche Bank AG (3)	N/A	0.5%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.2%

(1)	Volatility selected based on historical and implied volatility of common shares of Wright Medical Group, Inc.

(2)	Credit spread was estimated based on BVAL price from Bloomberg as of valuation date.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ FrameTM and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.4 million of contingent liabilities for potential future cash payments related to these transactions as of March 31, 2014. As part of the acquisition of WG Healthcare in 2013, we have recorded contingent consideration of approximately $1.5 million as of March 31, 2014. As part of the acquisition of Biotech International (Biotech) in 2013, we have recorded the estimated fair value of future contingent consideration of approximately $4.3 million as of March 31, 2014. As part of the acquisition of OrthoPro, L.L.C. (OrthoPro), we are obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the fair value of future contingent consideration of approximately $2.9 million as of March 31, 2014. The fair value of the contingent consideration associated with each of the acquisitions noted above as of March 31, 2014, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in "Other (income) expense, net" in our condensed consolidated statements of operations.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at March 31, 2014 of $23.3 million was determined using the closing price of the security in the active market (Level 1). This change in the value of the CVR resulted in a $14.3 million expense for the quarter ended March 31, 2014, which was recorded in Other expense (income) in the condensed consolidated statement of operations.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2014
Assets
Cash and cash equivalents	$343,852	$343,852	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	3,499	—	3,499	—
Corporate debt securities	5,157	—	5,157	—
U.S. government debt securities	4,090	4,090	—	—
Total available-for-sale marketable securities	12,746	4,090	8,656	—

2017 Notes Hedges	119,000	—	—	119,000

Total	$475,598	$347,942	$8,656	$119,000

Liabilities
2017 Notes Conversion Derivative	$114,000	$—	$—	$114,000
Contingent consideration	9,139	—	—	9,139
Contingent consideration (CVRs)	23,264	23,264	—	—

Total	$146,403	$23,264	$—	$123,139

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2013
Assets
Cash and cash equivalents	$168,534	$168,534	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$4,998	$—	$4,998	$—
Certificate of deposit	245	—	245	—
Corporate debt securities	5,188	—	5,188	—
U.S. Government debt securities	4,117	4,117	—	—
Total available-for-sale marketable securities	14,548	4,117	10,431	—

2017 Notes Hedges	118,000	—	—	118,000

Total	$301,082	$172,651	$10,431	$118,000

Liabilities
2017 Notes Conversion Derivative	$112,000	$—	$—	$112,000
Contingent consideration	6,237	—	—	6,237
Contingent consideration (CVR)	$8,969	8,969	$—	$—
Total	$127,206	$8,969	$—	$118,237

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2013	Transfers into Level 3	Gain/Losses included in Earnings	Currency	Settlements	Balance at March 31, 2014

2017 Notes Hedges	$118,000	—	1,000	—	—	$119,000

2017 Notes Conversion Derivative	$(112,000)	—	(2,000)	—	—	$(114,000)

Contingent Consideration	$(6,236)	(2,906)	11	(11)	3	$(9,139)

2. Acquisitions
Solana Surgical, LLC
On January 30, 2014, we acquired 100% of the outstanding equity of Solana Surgical, LLC (Solana), a privately held Memphis, Tennessee orthopaedic company, for approximately $48.0 million in cash and $41.4 million of our common stock. The transaction enables us to add Solana's complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$416
Accounts receivable	2,366
Inventory	2,244
Prepaid and other current assets	372
Property, plant and equipment	398
Intangible assets	22,111
Accounts payable and accrued liabilities	(1,959)
Total net assets acquired	$25,948

Goodwill	63,524

Total purchase consideration	$89,472
The above purchase price allocation is considered preliminary and is subject to revision when the valuation of intangible assets is finalized upon receipt of the final valuation report for those assets from a third party valuation expert.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Solana. The goodwill is expected to be deductible for tax purposes.
Of the $22.1 million of acquired intangible assets, $12.1 million was assigned to purchased technology (10 year life), $9.4 million was assigned to customer relationships (12 year life), and $0.6 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $2.4 million and operating income of $0.4 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through March 31, 2014.
OrthoPro, L.L.C.
On February 5, 2014, we acquired 100% of the outstanding equity of OrthoPro, a privately held Salt Lake City, Utah orthopaedic company, for approximately $33.0 million in cash plus contingent consideration with an estimated fair value of $2.9 million to be

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

paid upon the achievement of certain revenue milestones in 2014 and 2015. The transaction enables us to add OrthoPro's complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$98
Accounts receivable	1,308
Inventory	2,156
Prepaid and other current assets	49
Property, plant and equipment	1,950
Intangible assets	9,593
Accounts payable and accrued liabilities	(544)
Total net assets acquired	$14,610

Goodwill	21,332

Total purchase consideration	$35,942
The above purchase price allocation is considered preliminary and is subject to revision when the valuation of intangible assets is finalized upon receipt of the final valuation report for those assets from a third party valuation expert.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of OrthoPro. The goodwill is expected to be deductible for tax purposes.
Of the $9.6 million of acquired intangible assets, $4.8 million was assigned to customer relationships (12 year life), $4.6 million was assigned to purchased technology (10 year life), and $0.2 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $1.1 million and operating income of $0.3 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through March 31, 2014.
Our consolidated results of operations would not have been materially different than reported results had both the OrthoPro and Solana acquisitions occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.
Biotech International
On November 15, 2013, we acquired 100% of the outstanding equity shares of Biotech International (Biotech), a leading, privately held French orthopaedic extremities company, for approximately $55.0 million in cash and $21.0 million of our common stock, plus additional contingent consideration with an estimated acquisition date fair value of $4.3 million to be paid upon the achievement of certain revenue milestones in 2014 and 2015. All of our common stock issued in connection with the transaction is subject to a lockup period of one year. The transaction will significantly expand our direct sales channel in France and international distribution network and add Biotech’s complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The acquisition was recorded by allocating the costs of the assets and liabilities acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the net assets and liabilities acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$252
Accounts receivable	5,400
Inventory	5,814
Prepaid and other current assets	303
Property, plant and equipment	2,573
Intangible assets	17,800
Accounts payable and accrued liabilities	(2,091)
Deferred tax liability - current	(52)
Deferred tax liability - noncurrent	(4,705)
Net assets acquired	$25,294

Goodwill	54,955

Total purchase consideration	$80,249
The purchase price allocation was adjusted in the first quarter of 2014 for the finalization of the valuation of our intangible assets. Intangible assets, net of tax, increased $1.5 million during the first quarter of 2014. The above purchase price allocation is considered preliminary and is subject to revision when we confirm tax related liabilities as of the date of acquisition.
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of Biotech. The goodwill is not expected to be deductible for tax purposes.
Of the estimated $17.8 million of acquired intangible assets, $10.1 million was assigned to customer relationships (12 year life), $7.1 million was assigned to purchased technology (10 year life), and $0.6 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $4.5 million and operating loss of $0.5 million, which excludes transaction and transition costs, to our consolidated results during 2014. Our consolidated results of operations would not have been materially different than reported results had the Biotech acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.

3. Discontinued Operations
On January 9, 2014, pursuant to the previously disclosed Asset Purchase Agreement, dated as of June 18, 2013 (the Purchase Agreement), by and among us, MicroPort Scientific Corporation, a corporation formed under the laws of the Cayman Islands (MicroPort), and MicroPort Medical B.V., a besloten vennootschap formed under the laws of the Netherlands, we completed our divesture and sale of our business operations operating under the OrthoRecon operating segment (the OrthoRecon Business) to MicroPort. Pursuant to the terms of the Asset Purchase Agreement, the purchase price (as defined in the Purchase Agreement) for the OrthoRecon Business was approximately $285 million (including an estimated working capital target adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes. As of March 31, 2014, the working capital target adjustment to the purchase price has not been finalized, and changes to our estimated working capital adjustment may impact the ultimate gain from the disposition of OrthoRecon business.

All current and historical operating results for the OrthoRecon segment are reflected within discontinued operations in the condensed consolidated financial statements. In addition, costs associated with corporate employees and infrastructure transferred as a part of the sale have been included in discontinued operations. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended
	March 31
	2014	2013
Revenue	$2,942	$64,062
Income before tax (including $24.3 million gain from disposal)	15,334	21,361
Income tax provision	15,456	8,008
(Loss) income from discontinued operations, net of tax	(122)	13,353
The 2014 effective tax rate within the results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon segment.
Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Liabilities associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved.
MicroPort is responsible for product liability claims associated with products it sells after the closing.

4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$3,577	$2,693
Work-in-process	7,458	6,950
Finished goods	67,798	62,800
	$78,833	$72,443

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
As of March 31, 2014 and December 31, 2013, we had current marketable securities totaling $9.2 million and $6.9 million, respectively, consisting of investments in corporate and government bonds, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $3.5 million and $7.7 million as of March 31, 2014 and December 31, 2013, respectively, consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At March 31, 2014
Available-for-sale marketable securities
U. S. agency debt securities	$3,500	$—	$(1)	$3,499
Corporate debt securities	5,155	2	—	5,157
U.S. government debt securities	4,087	3	—	4,090
Total available-for-sale marketable securities	$12,742	$5	$(1)	$12,746

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2013
Available-for-sale marketable securities
U.S. agency debt securities	$5,002	$—	$(4)	$4,998
Certificate of deposit	245	—	—	245
Corporate debt securities	5,186	2	—	5,188
U.S. government debt securities	4,116	1	—	4,117
Total available-for-sale marketable securities	$14,549	$3	$(4)	$14,548

The maturities of available-for-sale debt securities at March 31, 2014 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$9,242	$9,247
Due after one year through two years	3,500	3,499
	$12,742	$12,746

6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Property, plant and equipment, at cost	$152,979	$141,585
Less: Accumulated depreciation	(77,378)	(71,070)
	$75,601	$70,515

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Capital lease obligations	$8,231	$8,238
2017 Notes	265,654	263,395
2014 Notes	3,768	3,768
	277,653	275,401
Less: current portion	(4,382)	(4,174)
	$273,271	$271,227
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
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three months ended March 31, 2014, the Company recorded $2.3 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	March 31, 2014	December 31, 2013
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(34,346)	(36,605)
Net carrying amount of 2017 Notes	$265,654	$263,395
We entered into 2017 Notes Hedges in connection with the issuance of the 2017 Notes with three counterparties (the Option Counterparties). The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 8 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.
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

2014 Notes
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
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of March 31, 2014, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding and is classified in the current portion of long-term obligations line on the condensed consolidated balance sheet.

8. Derivative Instruments and Hedging Activities
We account for derivatives in accordance with FASB Accounting Standard Codification (ASC) Topic 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.
Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 7 of the condensed consolidated financial statements for additional information regarding the 2017 Notes.
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
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	March 31, 2014	December 31, 2013
2017 Notes Hedges	Other assets	$119,000	$118,000
2017 Notes Conversion Derivative	Other liabilities	$114,000	$112,000

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

Three Months Ended
March 31,
2014
2017 Notes Hedges	$1,000
2017 Notes Conversion Derivative	(2,000)
Net loss on changes in fair value	$(1,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At March 31, 2014, we had no foreign currency contracts outstanding.

9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2014, are as follows (in thousands):

	U.S.	International	BioMimetic	Total
Goodwill at December 31, 2013	$92,134	$24,746	$1,383	$118,263
Biotech intangible valuation adjustment	(1,197)	(323)	(15)	(1,535)
Goodwill associated with acquisitions (see Note 2)	84,856	—	—	84,856
Foreign currency translation	—	41	—	41
Goodwill at March 31, 2014	$175,793	$24,464	$1,368	$201,625
During the first quarter of 2014, we revised the estimated fair value of intangible assets acquired as part of the 2013 acquisition of Biotech, which resulted in a change in the preliminary value of goodwill determined as of December 31, 2013.
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter.
During the first quarter of 2014, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as three operating segments: U.S., International and BioMimetic, based on management's change to the way it monitors performance, aligns strategies, and allocates resources. We determined that each of these operating segments represented a reportable segment. This change in segment reporting has also resulted in a change in reporting units for goodwill impairment measurement purposes. We determined that each operating segment represents a reporting unit, and we subsequently performed a goodwill impairment analysis as of January 1, 2014. We allocated $90.9 million, $24.4 million and $1.4 million of goodwill to the U.S., International and BioMimetic reporting units, respectively, as of January 1, 2014. The goodwill allocated to each reporting unit was based on the relative fair value of each of our reporting units as of the date of impairment analysis. Upon completion of this analysis, we determined that the fair value of our reporting units exceeded their carrying values and, therefore, no impairment charge was necessary.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
IPRD Technology	$4,266		$4,266
Tradename	4,134		4,121
Total indefinite life intangibles	8,400		8,387

Finite life intangibles
Distribution channels	250	175	250	233
Completed technology	35,813	6,531	16,714	5,702
Licenses	3,633	1,369	3,633	1,303
Customer relationships	30,062	2,925	15,578	2,371
Trademarks	2,867	1,252	2,364	1,098
Non-compete agreements	7,312	4,389	5,660	3,155
Other	770	88	771	75
Total finite life intangibles	80,707	$16,729	44,970	$13,937

Total intangibles	89,107		53,357
Less: Accumulated amortization	(16,729)		(13,937)
Intangible assets, net	$72,378		$39,420
Based on total finite life intangible assets held at March 31, 2014, we expect to amortize approximately $10.3 million for the full year of 2014, $8.0 million in 2015, $6.5 million in 2016, $6.3 million in 2017, and $5.6 million in 2018.

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
Changes in and reclassifications out of AOCI, net of tax, for the three months ended March 31, 2014 were as follows (in thousands):

	Currency Translation Adjustment (CTA)	Unrealized Gain(Loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2013	$17,610	$(1)	$344	$17,953
Other comprehensive income (loss), net of tax	(430)	2	—	(428)
Reclassification of CTA and minimum pension liability adjustment [1]	2,628	—	(344)	2,284
Balance March 31, 2014	$19,808	$1	$—	$19,809

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

[1]
The balances of CTA and minimum pension liability adjustment within AOCI was written-off following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

11. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units and warrants is calculated using the treasury-stock method. The dilutive effect of 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three month period ended March 31, 2014, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded it from the dilutive shares calculation. During the three month period ended March 31, 2013, the 2014 Notes had a dilutive effect on earnings per share and we therefore excluded it in the dilutive shares calculation. In addition, approximately 1.9 million common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three month period ended March 31, 2014 because their effect is anti-dilutive as a result of our net loss in that period.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Weighted-average number of shares outstanding, basic	48,625	41,438
Common stock equivalents	—	701
Weighted-average number of shares outstanding, diluted	48,625	42,139

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Stock options	159	2,723
Non-vested shares, restricted stock units, and stock-settled phantom stock units	31	—
2014 Notes	115	—
Warrants	—	11,794

12. Commitments and Contingencies
Legal Contingencies
As described below, our business is subject to various contingencies, including patent and other litigation, product liability claims and a government inquiry.  These contingencies could result in losses, including damages, fines, or penalties, any of which could be substantial, as well as criminal charges. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them, are vigorously defending all of them, and do not believe any of them will have a material adverse effect on our financial position. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid.
Our contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss or the measurement of a loss can be complex. We have accrued for losses that are both probable and reasonably estimable. Unless otherwise indicated, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued.  Our assessment process relies on estimates and assumptions that may prove to be incomplete or inaccurate. Unanticipated events and circumstances may occur that could cause us to change our estimates and assumptions.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Both we and MicroPort, who purchased our OrthoRecon business in January 2014, will continue to be subject to the CIA.
In addition to the USAO and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the CIA. In addition, the matters that gave rise to the CIA could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from these matters.
On August 3, 2012, we received a subpoena from the U.S. Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to respond to the subpoena.
Patent Litigation.
In 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland, Ltd. (collectively, “Stryker”), each a subsidiary of Stryker Corporation, filed a lawsuit against Wright Medical Technology, Inc. (WMT) in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the district court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe these hip products infringe the asserted patents. In filings with the court, Stryker has conceded that under the court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the court to dismiss the case so it may pursue an appeal.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. In January 2014, we filed a request with the U.S. Patent and Trademark Office for Inter Partes Review (IPR) of the Bonutti patents. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office.
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
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of pre-existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $17 million to $28 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $16.6 million, which represents the low-end of our estimated aggregate range of loss. We have classified $9 million of this liability as current in “Accrued expenses and other current liabilities” and $7.6 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. As of March 31, 2014, our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $10 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $15 million for cash spending to date associated with defense and settlement costs. We have classified $25 million within current receivables.
During the quarter ended September 30, 2013, we reached the maximum insurance coverage for Modular Neck Claims of $40 million, when previous spending on legal defense costs and claim settlements are combined with our estimated product liability for future settlements. As a result, we recognized approximately $3.7 million of expense within results from discontinued operations for 2014 for legal expenses and adjustments to our estimated liabilities for future settlements recognized in excess of the $40 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within results of discontinued operations. As noted above, our insurance receivable for cash spending is $15 million out of the remaining $25 million insurance receivable. We do not anticipate actual cash spending to exceed this maximum for a few years.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part II Item 1 of this Quarterly Report. The number of these lawsuits, presently in excess of 700, continues to increase, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We have also entered into an excess of 400 so called "tolling agreements" with potential claimants who have not yet filed suit. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we recently agreed to participate in court supervised non-binding mediation in the multi-district federal court litigation presently pending in the Northern District of Georgia.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of March 31, 2014, this receivable totaled $8.5 million, and is solely related to defense costs incurred through March 31, 2014. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims. Based on the information we have available at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. As circumstances continue to develop, our belief that we will be able to resolve the Consolidated Metal-on-Metal Claims within our available insurance coverage could change, which could materially impact our results of operations and financial position.
In February 2014, Biomet, Inc. (Biomet) announced it had reached a settlement in the multi-district litigation involving its own metal-on-metal hip products. The terms announced by Biomet include: (i) an expected base settlement amount of $200,000, (ii) an expected minimum settlement amount of $20,000, (iii) no payments to plaintiffs who did not undergo a revision surgery, and (iv) a total settlement amount expected to be within Biomet’s aggregate insurance coverage. We believe our situation involves facts and circumstances that differ significantly from the Biomet cases. We therefore do not consider the Biomet situation sufficiently analogous to provide a reasonable basis for estimate, and deem it unlikely that any settlement of our cases will occur at a base settlement level as high as Biomet’s expected average settlement amount.
In addition to the Consolidated Metal-on-Metal Claims discussed above, there are currently certain other pending claims related to our metal-on-metal hip products for which we are accounting in accordance with our standard product liability accrual methodology on a case by case basis.
Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Liabilities associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. MicroPort is responsible for product liability claims associated with products it sells after the closing.
Employment Litigation
In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages. On October 23, 2013, Ms. Napoli moved to voluntary dismiss her lawsuit, without prejudice. On April 4, 2014, Ms. Napoli refiled her case in the United States District Court for the Eastern District of Missouri.
Securities Litigation
On July 6, 2011, a purported federal securities class action lawsuit was filed in the United States District Court for the Middle District of Tennessee against BioMimetic Therapeutics, Inc. and certain of its officers and directors, alleging BioMimetic was unduly positive in its public statements about the prospects for FDA approval of Augment® Bone Graft. We acquired BioMimetic in March 2013. In January 2013, the Court granted BioMimetic's, and the other named defendants', motion to dismiss the lawsuit, known as Paula Kuyat, et. al. versus BioMimetic Therapeutics, Inc. et. al., without leave to amend the complaint. The plaintiffs filed a Motion to Alter Judgment or Amend Order and Judgment of Dismissal with Prejudice, seeking reconsideration of the Court's dismissal decision. This motion was denied. Subsequently, the plaintiffs appealed the Court’s dismissal of the case to the United

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

States Court of Appeals for the Sixth Circuit. The Court of Appeals heard oral argument on December 4, 2013. During the quarter ended March 31, 2014, the dismissal of the BioMimetic securities class action was upheld by the Sixth Circuit.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
13. Segment Information
During the first quarter of 2014, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as three operating business segments: U.S., International and BioMimetic, based on management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments. We determined that each of these operating segments represented a reportable segment.
Our U.S. and International segments represent the commercial, administrative and research & development activities dedicated to the respective geographies. The BioMimetic segment represents the administrative and research & development activities of the acquired BioMimetic business (international sales and associated expenses for Augment® products are included within the International segment). The Corporate category shown in the table below primarily reflects general and administrative expenses not specifically associated with the U.S., International or BioMimetic segments. These non-allocated corporate expenses relate to global administrative expenses that support all segments, including salaries and benefits of executive officers and expenses such as: information technology administration and support; corporate headquarters; legal, compliance, and corporate finance functions; insurance; and all stock based compensation.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization, charges associated with distributor conversions and related non-competes, and due diligence, transactions and transition costs associated with acquisitions.
Selected financial information related to our segments is presented below for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$48,951	$22,111	$—	$—	$71,062
Depreciation expense	2,297	641	108	1,195	4,241
Amortization expense	1,096	577	77	—	1,750
Segment operating income (loss)	$5,679	$803	$(3,391)	$(17,589)	$(14,498)
Other:
Inventory step-up amortization					(604)
Distributor conversion and non-compete charges					(542)
Acquisition due diligence, transaction and transition expenses					(7,402)
Operating loss					(23,046)
Interest expense, net					4,136
Other (income) expense, net					15,286
Loss before income taxes					$(42,468)
Capital expenditures	$5,200	$733	$2	$1,901	$7,836

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2013
	U.S.	International	BioMimetic	Corporate	Total
Sales	$42,761	$13,532	$—	$—	$56,293
Depreciation expense	2,145	632	39	630	3,446
Amortization expense	615	75	86	—	776
Segment operating income (loss)	$6,987	$2,192	$(1,311)	$(12,302)	$(4,434)
Other:
Inventory step-up amortization					(108)
Distributor conversion and non-compete charges					(1,186)
Acquisition due diligence, transaction and transition expenses					(7,498)
Operating loss					(13,226)
Interest expense, net					3,945
Other (income) expense, net					(5,849)
Loss before income taxes					$(11,322)
Capital expenditures	$1,116	$43	$—	$1,665	$2,824
Total capital expenditures for the three months ended March 31, 2013, does not include $0.9 million related to discontinued operations and the OrthoRecon divestiture.
Assets in the U.S., International and BioMimetic segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, property, plant and equipment, assets associated with OrthoRecon insurance receivables, and assets associated with income taxes. Total assets by business segment as of March 31, 2014 are as follows (in thousands):

	March 31, 2014
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$247,652	$79,572	$12,163	$684,462	$1,023,849

Our principal geographic regions consist of the United States, Europe (which includes the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). The following table presents net sales by geographic area for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
Geographic	March 31, 2014	March 31, 2013	% change
United States	$48,951	$42,761	14.5%
Europe	13,742	7,259	89.3%
Other	8,369	6,273	33.4%
Total net sales	$71,062	$56,293	26.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three month period ended March 31, 2014. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2013, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
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
Our corporate headquarters and U.S. operations are located in Memphis, Tennessee, where we conduct research and development, sales and marketing administration and administrative activities. Our manufacturing and warehousing activities are located in Arlington, Tennessee. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in approximately 60 countries with principal markets in the U.S., Europe, the Middle East, Africa, Asia, Canada, Australia and Latin America.
Principal Products. We specialize in foot & ankle and other extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma, and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body.
Significant Quarterly Business Developments. On January 9, 2014, we completed the sale of our hip/knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). The financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis. With the divestiture of our OrthoRecon business, our transition to a high-growth global Extremities and Biologics company is complete.
On January 30, 2014, we completed our acquisition of Solana Surgical, LLC (Solana), and on February 5, 2014, we completed our acquisition of OrthoPro, L.L.C. (OrthoPro), both privately held, high growth extremities companies. These acquisitions add complementary extremity product portfolios to further accelerate growth opportunities in our U.S. business.
Under the terms of the agreement with Solana, we acquired 100% of Solana's outstanding equity for total consideration, net of cash acquired, of $90 million, consisting of approximately $48.0 million in cash, subject to certain adjustments set forth in the definitive agreement, and approximately $41.4 million of Wright common stock. Under the terms of the agreement with OrthoPro, we acquired 100% of OrthoPro's outstanding equity for a total purchase price of up to $36.5 million in cash, consisting of $33.0 million paid at closing (net of cash acquired), subject to certain adjustments set forth in the definitive agreement, and up to an additional $3.5 million in cash contingent upon achievement of certain revenue-based milestones.
On March 10, 2014, we reached an agreement with the Office of Device Evaluation (ODE) of the U.S. Food and Drug Administration (FDA) under which ODE will accept a further amendment to the Pre-Market Approval application (PMA) for Augment® Bone Graft in lieu of proceeding with the Dispute Resolution Panel (DRP) that was scheduled for the week of May 19, 2014. The PMA amendment will consist of analyses of pre-existing radiographic films of clinical study patients at pre-operative and post-operative time points. ODE has committed to an expeditious review of the PMA amendment and agreed to issue a determination on whether the PMA is approvable no later than 180 days after submission of the PMA amendment. We note that this PMA amendment does not guarantee the approval of Augment® Bone Graft, and that we intend to renew the DRP process if the PMA amendment fails to result in a reversal of ODE’s previous not approvable determination.

Net sales increased 26% in the quarter ended March 31, 2014 to $71.1 million, compared to net sales of $56.3 million in the quarter ended March 31, 2013, driven primarily by a 31% increase in global foot and ankle sales.
Our U.S. sales increased 14% in first quarter of 2014, as a 19% increase in foot and ankle sales and a 7% increase in biologics sales were partially offset by an 11% decrease in upper extremity sales. Acquired products from Solana and OrthoPro contributed 11 percentage points of the foot and ankle sales growth.
Our international sales increased 63% to $22.1 million in the first quarter of 2014, compared to $13.5 million in the first quarter of 2013, primarily due to the Biotech acquisition in the fourth quarter of 2013. Acquired products from Biotech contributed 34 percentage points of the international growth. The remaining growth was driven primarily by a 17% increase in Europe, a 55% increase in Asia as the result of the addition of a new distribution partner in China during the quarter ended June 30, 2013, and a 27% increase in Australia due to increased sales of Augment® Bone Graft acquired in the first quarter of 2013.
In the first quarter of 2014, we recorded a net loss of $30.3 million, compared to a net loss of $4.9 million for the first quarter of 2013. Items unfavorably impacting the net loss in the first quarter of 2014 included:

•	$14.3 million unrealized loss related to mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the acquisition of BioMimetic;

•	a decrease of $7.8 million related to the gain on previously held investments in BioMimetic that was realized in 2013 upon the closing of our acquisition of BioMimetic;

•	$2.2 million of transition costs associated with the sale of our OrthoRecon business;

•	decreased profitability, primarily driven by expense dis-synergies following the sale of our OrthoRecon business and operating losses associated with the acquired BioMimetic business;

•
an unfavorable effective tax rate due to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations.

These unfavorable impacts were partially offset by a $2.3 million decrease in due diligence, transaction and transition costs associated with acquisition activities, and a $1.0 million decrease in net unrealized losses associated with the mark-to-market adjustments on our derivative assets and liabilities.
Following the sale of the OrthoRecon business, we began segregating our reporting units into three reportable segments, U.S., International and BioMimetic. See Note 13 to our condensed consolidated financial statements for additional information.
Opportunities and Challenges. Following the sale of the OrthoRecon business, we are well positioned and committed to accelerating growth in our foot and ankle business and increasing U.S. foot and ankle sales productivity. We have made changes to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation, and substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies.
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
Following the sale of the OrthoRecon business, we are a high growth business. However, we do anticipate having operating losses until we are able to grow our revenue to a sufficient level to support our current cost structure.
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

Results of Operations
On January 9, 2014, we completed the sale of the OrthoRecon business to MicroPort. The financial results of the OrthoRecon business, along with on-going expenses associated with that business, have been reflected within discontinued operations for all periods presented.

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Sales	Amount	% of Sales
Net sales	$71,062	100.0%	$56,293	100.0%
Cost of sales [1]	17,417	24.5%	13,697	24.3%
Gross profit	53,645	75.5%	42,596	75.7%
Operating expenses:
Selling, general and administrative [1]	68,648	96.6%	50,709	90.1%
Research and development [1]	5,856	8.2%	3,507	6.2%
Amortization of intangible assets	2,187	3.1%	1,606	2.9%
Total operating expenses	76,691	107.9%	55,822	99.2%
Operating loss	(23,046)	(32.4%)	(13,226)	(23.5%)
Interest expense, net	4,136	5.8%	3,945	7.0%
Other (income) expense, net	15,286	21.5%	(5,849)	(10.4%)
Loss from continuing operations before income taxes	(42,468)	(59.8%)	(11,322)	(20.1%)
Benefit from income taxes	(12,170)	(17.1%)	(6,404)	(11.4%)
Net loss from continuing operations	(30,298)	(42.6%)	(4,918)	(8.7%)
(Loss) income from discontinued operations, net of tax [1]	(122)		13,353
Net (loss) income	$(30,420)		$8,435
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31,
	2014	% of Sales	2013	% of Sales
Cost of sales	$111	0.2%	$147	0.3%
Selling, general and administrative	2,004	2.8%	3,645	6.5%
Research and development	205	0.3%	121	0.2%
(Loss) income from discontinued operations, net of tax	—	n/a	705	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	March 31, 2014	March 31, 2013	% change
U.S.
Foot and Ankle	33,127	27,763	19.3%
Upper Extremity	3,653	4,114	(11.2%)
Biologics	11,143	10,453	6.6%
Other	1,028	431	138.5%
Total U.S.	$48,951	$42,761	14.5%

International
Foot and Ankle	12,874	7,314	76.0%
Upper Extremity	2,825	1,948	45.0%
Biologics	4,497	3,204	40.4%
Other	1,915	1,066	79.6%
Total International	$22,111	$13,532	63.4%

Total Sales	$71,062	$56,293	26.2%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $49.0 million in the first quarter of 2014, as compared to $42.8 million in the first quarter of 2013, a 14% increase.
Our U.S. foot and ankle net sales increased to $33.1 million in the first quarter of 2014, representing growth of 19% over the first quarter of 2013. Sales of products acquired from Solana and OrthoPro contributed 11 percentage points of this growth (i.e., growth without acquired products was 8%). The remaining increase was primarily driven by continued growth of our Total Ankle Replacement products.
Our U.S. biologics sales totaled $11.1 million in the first quarter of 2014, representing a 7% increase from the first quarter of 2013, driven primarily by an increase in the sales of our PRO-DENSE® and PRO-STIM® line of products.
International Segment. Net sales in our International segment totaled $22.1 million in the first quarter of 2014, as compared to $13.5 million in the first quarter of 2013, a 63% increase. Sales of products acquired from Biotech International contributed 33 percentage points of this growth.
Our international foot and ankle sales increased 76% to $12.9 million in the first quarter of 2014. Sales of foot and ankle products acquired from Biotech International contributed 35 percentage points of this growth (i.e., growth without these acquired products was 41%). The remaining growth was driven primarily by growth in Asia as the result of the addition of a new distribution partner in China in the second quarter of 2013, and continued success from the WG Healthcare acquisition in January 2013, and increases in other geographic regions as a result of our focus on international market expansion focus.
Our international biologics sales increased 40% as the result of a 47% increase of sales in Australia, primarily related to sales of Augment® Bone Graft acquired from the BioMimetic acquisition in the first quarter of 2013, and a 55% increase in Asia as the result of the addition of a new distribution partner in China in the second quarter of 2013.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 24.5% in the first quarter of 2014, as compared to 24.3% in the first quarter of 2013. The increase as a percentage of net sales is due to increased inventory step-up amortization associated with recent acquisitions, mostly offset by lower provisions for excess and obsolete inventory. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 96.6% in the first quarter of 2014, compared to 90.1% in the first quarter of 2013. Selling, general and administrative expense for the first quarter of 2014 included $2.2 million of transition costs associated with the sale of the OrthoRecon business (3.2% of net sales), and $5.2 million of due diligence, transition and transaction costs related to our recent acquisitions (7.3% of net sales). Selling, general and administrative expense for the first quarter of 2013 included $7.5 million of due diligence, transition and transaction costs associated with our acquisition of BioMimetic (13.3% of net sales), and $0.4 million of cost related to distributor transition agreements (0.6% of net sales). The remaining selling, general and administrative expenses increase as a percentage of sales is primarily driven by a $1.5 million increase to expenses associated with the ongoing operations of BioMimetic acquired late in the first quarter of 2013, including business, legal and other expenses associated with our appeal of the not approvable letter from the FDA (3.1% of net sales), continued investment in international growth opportunities and dis-synergies as a result of the sale of the OrthoRecon business in certain corporate and international expenses. These dis-synergies include expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities. Additionally, we are incurring short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses until they are integrated in late 2014.
Research and Development
Our investment in research and development activities represented approximately 8.2% of net sales in the first quarter of 2014, as compared to 6.2% of net sales in the first quarter of 2013. The increase in research and development costs as a percentage of net sales is primarily attributable to increased spending associated with the acquired BioMimetic business and increased product development spending within our U.S. segment. In addition, our research and development expenses have increased as a percent of sales due to dis-synergies in certain shared functions as a result of the sale of the OrthoRecon business.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets were $2.2 million in the first quarter of 2014 compared to $1.6 million in the first quarter of 2013. The increase is due to amortization of intangible assets acquired in our recent BioMimetic, Biotech, Solana and OrthoPro acquisitions over the past year.

Based on the intangible assets held as of March 31, 2014, we expect to recognize amortization expense of approximately $10.3 million for the full year of 2014, $8.0 million in 2015, $6.5 million in 2016, $6.3 million in 2017, and $5.6 million in 2018.
Interest Expense, Net
Interest expense, net, consists of interest expense of $4.2 million during the first quarter of 2014 and $4.1 million during the first quarter of 2013, offset by interest income of $0.1 million during the first quarter of 2014 and 2013. Our interest expense relates primarily to non-cash interest expense associated with the amortization of the discount on our 2017 Notes of $2.3 million and $2.1 million in 2014 and 2013, respectively, as well as interest expense on our 2017 Notes totaling $1.5 million in both 2014 and 2013. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2014 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other (Income) Expense, Net
Other (income) expense, net was $15.3 million of expense in the first quarter of 2014, compared to $5.8 million of income in the first quarter of 2013. For the first quarter of 2014, other (income) expense, net includes an unrealized loss of $14.3 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic, and a net unrealized loss of $1.0 million for mark-to-market adjustments on our derivative assets and liabilities. For the first quarter of 2013, other (income) expense, net includes a $7.8 million gain on the previously held investment in BioMimetic, and a $2.0 million unrealized loss on mark-to-market adjustments on our derivative assets and liabilities.
Benefit from Income Taxes
We recorded an income tax benefit of $12.2 million in the first quarter of 2014, compared to a tax benefit of $6.4 million in the first quarter of 2013. During the first quarter of 2014, our effective tax rate was approximately 28.7% as compared to 56.6% in the first quarter of 2013. The decrease in the effective tax benefit rate is primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations.
(Loss) Income from Discontinued Operations, Net of Tax
(Loss) income from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that we have sold to MicroPort. For 2014, net income includes operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business, as well as the after tax impact of the $24.3 million gain on the sale of the OrthoRecon business. The 2014 effective tax rate of 100.8% within results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon segment.
For 2013, income from discontinued operations includes a full quarter of activity of the OrthoRecon business.
Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Net Sales	$48,951	$42,761	$22,111	$13,532	$—	$—
Gross Profit	39,853	33,865	14,507	8,987	—	—
Gross Profit as a percent of net sales	81.4%	79.2%	65.6%	66.4%	N/A	N/A
Operating Income (Expense)	$5,679	$6,987	$803	$2,192	$(3,391)	$(1,311)
Operating Income as a percent of net sales	11.6%	16.3%	3.6%	16.2%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales increased due to lower provisions for excess and obsolete inventory. Operating income decreased due to investments in sales and marketing and distribution initiatives, as well as short-term expense dis-synergies and intangible asset amortization associated with the acquired Solana and OrthoPro businesses, mostly offset by increased gross profit from the increase in revenue.
International Segment - The decrease in gross profit as a percent of net sales is due to unfavorable geographic and product mix. The decrease in operating income is due to dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business.

BioMimetic Segment - The increase in operating loss for the quarter is the result of a full quarter of operations in 2014 and expenses associated with our appeal of the not approvable letter received from the FDA, whereas there was only one month of operations in the first quarter of 2013 based on the timing of the acquisition of the business.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of March 31, 2014	As of December 31, 2013
Cash and cash equivalents	$343,852	$168,534
Short-term marketable securities	9,247	6,898
Long-term marketable securities	3,499	7,650
Working capital	431,449	385,890
We invest in long-term marketable securities with original maturity dates ranging from 17 to 36 months, consisting of investments in government, agency, and corporate bonds. As of March 31, 2014, the weighted average original maturity for these investments was 17 months.
Operating Activities. Cash used in operating activities was $27.2 million for the first three months of 2014 as compared to cash used by operating activities of $5.2 million for the first three months of 2013. The decrease is driven by lower profitability and changes in working capital.
Investing Activities. Our capital expenditures totaled approximately $7.8 million and $3.7 million in the first three months of 2014 and 2013, respectively. The increase is primarily related to spending related to the move of our corporate headquarters and expansion of our manufacturing and distribution facility. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $50 million in 2014.
In connection with our 2014 acquisitions of Solana and OrthoPro, we paid $80.5 million cash, net of cash acquired, for these businesses. Refer to Note 2 of our condensed consolidated financial statements for additional information regarding these acquisitions. In connection with our 2013 acquisitions of BioMimetic and WG Healthcare, we paid $40.4 million cash, net of cash acquired, for these businesses.
Financing Activities. During the first three months of 2014, cash provided by financing activities totaled $10.7 million compared to the first three months of 2013 when cash used in financing activities totaled $0.9 million. The change is primarily attributable to cash received for stock option exercises in the first quarter of 2014.
As of March 31, 2014, we had less than 15% of our consolidated cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During the first three months of 2014, cash inflows from discontinued operations was approximately $270 million, driven by the cash received from the sale of the OrthoRecon business, compared to cash used of approximately $1 million in the first three months of 2013. We do not expect that the absence of cash flows from discontinued operations will have an impact on our ability to meet contractual cash obligations, fund our working capital requirements, operations, and anticipated capital expenditures.

In process research and development. In connection with our BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included Augment® Bone Graft, which was undergoing the FDA approval process, and Augment® Injectable Bone Graft. The acquisition date fair values of the IPRD technology was $61.2 million for Augment® Bone Graft and $27.1 million for Augment® Injectable Bone Graft. The fair value of the IPRD technology was $4.3 million as of March 31, 2014, which reflects the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. The fair value of the research and development projects was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rate applied to the expected future cash flows included a premium to the base required rate of return, in consideration of the risks associated with the FDA approval process.

On March 10, 2014, we reached an agreement with the Office of Device Evaluation (ODE) of the U.S. Food and Drug Administration (FDA) under which ODE will accept a further amendment to the Pre-Market Approval application (PMA) for Augment® Bone Graft in lieu of proceeding with the Dispute Resolution Panel (DRP) that was scheduled for the week of May 19, 2014. The PMA amendment will consist of analyses of pre-existing radiographic films of clinical study patients at pre-operative and post-operative time points. ODE has committed to an expeditious review of the PMA amendment and agreed to issue a determination on whether the PMA is approvable no later than 180 days after submission of the PMA amendment. We note that this PMA amendment does not guarantee the approval of Augment® Bone Graft, and that we intend to renew the DRP process if the PMA amendment fails to result in a reversal of ODE’s previous not approvable determination.

The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of recombinant human platelet-derived growth factor BB (rhPDGF-BB), one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. We’ve incurred expenses of approximately $8.2 million for Augment since the date of acquisition and approximately $2.8 million in the three months ended March 31, 2014. Future costs related to Augment depends on the ultimate decision by the FDA on the PMA.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We’ve incurred expenses of approximately $1.9 million for Augment Injectable since the date of acquisition and approximately $0.1 million in the three months ended March 31, 2014. Future costs related to Augment depends on the ultimate decision by the FDA on the PMA.

Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $343.9 million and our marketable securities balances totaling $12.7 million will be sufficient for the foreseeable future to fund our working capital requirements, operations, and anticipated capital expenditures in 2014 of approximately $50 million, and to meet our contractual cash obligations in 2014. Furthermore, we intend to use our cash and marketable securities balance to fund transition costs of $25 million to $35 million and the remainder to fund growth opportunities for our Extremities and Biologics business and pay certain retained liabilities of the OrthoRecon business.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
During the three month period ended March 31, 2014, we completed the sale of the OrthoRecon business to MicroPort. In connection with this transaction, many long term employees with valuable institutional knowledge were transitioned to MicroPort, key systems were replicated across both companies, and our financial controls environment was physically moved to a new location. Accordingly, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of these changes in internal control over financial reporting. Based on this evaluation, our management concluded that these changes did not diminish the design of our internal control over financial reporting.
Other than the transitions following this divestiture, during the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. In January 2014, we filed a request with the U.S. Patent and Trademark Office for Inter Partes Review (IPR) of the Bonutti patents. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014 we filed a request for IPR with the U.S. Patent and Trademark Office.
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

Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of pre-existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability
WMT has been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture or labeling of certain metal-on-metal hip replacement products rendered the products defective. The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery. We anticipate that additional lawsuits relating to metal on metal hip replacement products may be brought.
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
Additionally, as of April 24, 2014, we are a defendant in 38 lawsuits in various state and federal courts involving claims for damages for personal injury associated with fractures of our PROFEMUR® long titanium modular neck product.
Employment Litigation
In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages. On October 23, 2013, Ms. Napoli moved to voluntary dismiss her lawsuit, without prejudice. On April 4, 2014, Ms. Napoli refiled her case in the United States District Court for the Eastern District of Missouri.
Securities Litigation
On July 6, 2011, a purported federal securities class action lawsuit was filed in the United States District Court for the Middle District of Tennessee against BioMimetic Therapeutics, Inc. and certain of its officers and directors, alleging BioMimetic was unduly positive in its public statements about the prospects for FDA approval of Augment® Bone Graft. We acquired BioMimetic in March 2013. In January 2013, the Court granted BioMimetic's, and the other named defendants', motion to dismiss the lawsuit, known as Paula Kuyat, et. al. versus BioMimetic Therapeutics, Inc. et. al., without leave to amend the complaint. The plaintiffs filed a Motion to Alter Judgment or Amend Order and Judgment of Dismissal with Prejudice, seeking reconsideration of the Court's dismissal decision. This motion was denied. Subsequently, the plaintiffs appealed the Court’s dismissal of the case to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals heard oral argument on December 4, 2013. During quarter ended March 31, 2014, the dismissal of the BioMimetic securities class action was upheld by the Sixth Circuit Court.
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

10.2*	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (7) as amended by First Amendment to the 1999 Plan. (8)

10.3*	Second Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (9)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(26)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.(26)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.(26)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (10)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (10)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (10)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan.(11)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (13)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (14)

10.22*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Lance A. Berry. (15)

10.23*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.24*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Eric A. Stookey.(15)

10.25*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Daniel J. Garen.(26)

10.26*	Employment Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.27	Separation Pay Agreement dated as of January 1, 2014 between Wright Medical Technology, Inc. and Peter S. Cooke.

10.28*	Separation Pay Agreement dated as of November 29, 2012 between Wright Medical Technology, Inc. and Pascal E.R. Girin.(26)

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (21)

10.31*	Inducement Stock Option Grant Agreement between Registrant and James A. Lightman dated December 29, 2011(21)

10.32*	Inducement Stock Option Grant Agreement between Registrant and Daniel Garen dated January 30, 2012. (21)

10.33*	Inducement Stock Option Grant Agreement between Registrant and Pascal E.R. Girin dated November 26, 2012.(26)

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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)

10.94	Agreement of Lease, dated December 28, 2013, by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners.

10.95	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent. (43)

10.96	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative. (43)

11	Computation of earnings per share (included in Note 11 of the Notes to Consolidated Financial Statements in Financial Statements and Supplementary Data). (26)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

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
Date: April 30, 2014

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.27	Separation Pay Agreement dated as of January 1, 2014 between Wright Medical Technology, Inc. and Peter S. Cooke.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.