Form 10-Q
period 2014-06-30
WRIGHT MEDICAL GROUP INC
filed 2014-08-06
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of July 29, 2014, there were 50,433,262 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward-looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report for the quarter ended June 30, 2014, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

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

•	continued liability for product liability claims on OrthoRecon products sold prior to the divestiture of our OrthoRecon business or for post-market regulatory obligations on such products;

•	disruptions resulting from loss of personnel, systems and infrastructure changes and transition services arrangements in connection with our OrthoRecon divestiture;

•	failure to realize the anticipated benefits from our acquisitions or from the divestiture of our OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor's recall of its modular hip product;

•	failure or delay in obtaining FDA approval of Augment® Bone Graft for commercial sale in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	loss of key suppliers;

•	failures of, interruptions to, or unauthorized tampering with our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$307,954	$168,534
Marketable securities	7,190	6,898
Accounts receivable, net	54,893	45,817
Inventories	79,584	72,443
Prepaid expenses	8,156	6,508
Deferred income taxes	3,063	10,749
Other current assets	48,227	52,351
Current assets held for sale	—	142,015
Total current assets	509,067	505,315
Property, plant and equipment, net	89,261	70,515
Goodwill	200,945	118,263
Intangible assets, net	67,578	39,420
Marketable securities	—	7,650
Deferred income taxes	592	1,632
Other assets	132,449	132,213
Other assets held for sale	—	132,443
Total assets	$999,892	$1,007,451
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,981	$3,913
Accrued expenses and other current liabilities	111,337	80,117
Current portion of long-term obligations	4,724	4,174
Current liabilities held for sale	—	31,221
Total current liabilities	131,042	119,425
Long-term debt and capital lease obligations	275,606	271,227
Deferred income taxes	14,943	20,620
Other liabilities	136,498	135,066
Other liabilities held for sale	—	1,399
Total liabilities	558,089	547,737
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 50,331,873 shares at June 30, 2014 and 47,993,765 shares at December 31, 2013	498	473
Additional paid-in capital	723,792	656,770
Accumulated other comprehensive income	19,638	17,953
Retained earnings	(302,125)	(215,482)
Total stockholders’ equity	441,803	459,714
Total liabilities and stockholders’ equity	$999,892	$1,007,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$72,364	$60,572	$143,426	$116,865
Cost of sales [1]	20,006	14,564	37,423	28,261
Gross profit	52,358	46,008	106,003	88,604
Operating expenses:
Selling, general and administrative [1]	72,055	50,543	140,703	101,252
Research and development [1]	6,799	5,868	12,655	9,375
Amortization of intangible assets	2,675	2,778	4,862	4,384
Total operating expenses	81,529	59,189	158,220	115,011
Operating loss	(29,171)	(13,181)	(52,217)	(26,407)
Interest expense, net	4,172	3,990	8,308	7,935
Other expense (income), net	18,270	4,577	33,556	(1,272)
Net loss from continuing operations before income taxes	(51,613)	(21,748)	(94,081)	(33,070)
Provision (benefit) for income taxes	1,970	(6,209)	(10,200)	(12,613)
Net loss from continuing operations	$(53,583)	$(15,539)	$(83,881)	$(20,457)
(Loss) income from discontinued operations, net tax [1]	(2,643)	(1,792)	(2,765)	11,561
Net loss	$(56,226)	$(17,331)	$(86,646)	$(8,896)
Net loss from continuing operations per share (Note11):
Basic	$(1.08)	$(0.34)	$(1.71)	$(0.47)
Diluted	$(1.08)	$(0.34)	$(1.71)	$(0.47)
Net loss per share (Note11):
Basic	$(1.13)	$(0.37)	$(1.76)	$(0.20)
Diluted	$(1.13)	$(0.37)	$(1.76)	$(0.20)

Weighted-average number of shares outstanding-basic	49,640	46,234	49,135	43,849
Weighted-average number of shares outstanding-diluted	49,640	46,234	49,135	43,849

___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$77	$143	$188	$290
Selling, general and administrative	3,405	2,502	5,409	6,147
Research and development	296	247	501	368
Discontinued operations	—	1,011	—	1,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(56,226)	$(17,331)	$(86,646)	$(8,896)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(171)	(1,204)	(602)	(4,691)
Reclassification of gain on equity securities, net of taxes of $1, $1 and $3,041, respectively	(1)	—	3	(4,757)
Unrealized gain on marketable securities, net of taxes of $10 and $994, respectively	—	(16)	—	1,523
Reclassification of currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary	—	—	2,628	—
Reclassification of minimum pension liability to earnings	—	(7)	(344)	(15)
Other comprehensive (loss) income	(172)	(1,227)	1,685	(7,940)

Comprehensive loss	$(56,398)	$(18,558)	$(84,961)	$(16,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net loss	$(86,646)	$(8,896)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,946	17,568
Stock-based compensation expense	6,098	8,521
Amortization of intangible assets	4,862	5,069
Amortization of deferred financing costs and debt discount	5,397	5,060
Deferred income taxes	579	576
Excess tax benefit from stock-based compensation arrangements	—	(687)
Non-cash adjustments to derivative fair value	1,000	1,000
Non-cash realized gain on BioMimetic stock	—	(7,798)
Gain on sale of OrthoRecon business	(24,277)	—
Mark-to-market adjustment for CVRs (Note 1)	32,794	5,840
Other	1,475	(2,172)
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(5,553)	(7,810)
Inventories	(5,361)	6,836
Prepaid expenses and other assets	(2,384)	(29,560)
Accounts payable	10,699	5,255
Accrued expenses and other liabilities	781	6,953
Net cash (used in) provided by operating activities	(51,590)	5,755
Investing activities:
Capital expenditures	(24,284)	(9,735)
Acquisition of businesses (Note 2)	(81,326)	(40,403)
Purchase of intangible assets	(1,289)	(2,335)
Sales and maturities of available-for-sale marketable securities	7,245	18,852
Investment in available-for-sale marketable securities	—	(20,219)
Proceeds from sale of assets	274,687	7,500
Net cash provided by (used in) investing activities	175,033	(46,340)
Financing activities:
Issuance of common stock	15,330	2,268
Payments of deferred financing and equity issuance costs	—	(16)
Payments of capital leases	(79)	(516)
Excess tax benefit from stock-based compensation arrangements	—	687
Net cash provided by financing activities	15,251	2,423
Effect of exchange rates on cash and cash equivalents	525	(700)
Net increase (decrease) in cash and cash equivalents	139,219	(38,862)
Cash and cash equivalents, beginning of period	168,735	320,360
Cash and cash equivalents, end of period	$307,954	$281,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States (U.S.) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (SEC).
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of June 30, 2014 and December 31, 2013 due to their short maturities or variable rates.
The remaining outstanding $3.8 million of our 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes) are carried at cost. The estimated fair value of the 2014 Notes was approximately $3.7 million at June 30, 2014, based on a limited number of trades (Level 1) and does not necessarily represent the value at which the entire 2014 Note portfolio can be retired.
The outstanding $300 million of our 2.00% Convertible Senior Notes maturing in 2017 (2017 Notes) are carried at cost, net of unamortized discount. The estimated fair value of the 2017 Notes was approximately $429.8 million at June 30, 2014, based on a quoted price in an active market (Level 1).
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

The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative and 2017 Notes Hedges as of June 30, 2014:

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
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ FrameTM and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.4 million of contingent liabilities for potential future cash payments related to these transactions as of June 30, 2014. As part of the acquisition of WG Healthcare in 2013, we have recorded contingent consideration of approximately $1.1 million as of June 30, 2014. As part of the acquisition of Biotech International (Biotech) in 2013, we have recorded the estimated fair value of future contingent consideration of approximately $4.5 million as of June 30, 2014. The fair value of the contingent consideration associated with each of the acquisitions noted above as of June 30, 2014, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in "Other expense (income), net" in our condensed consolidated statements of operations.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at June 30, 2014 of $41.8 million was determined using the closing price of the security in the active market (Level 1). For the three and six months ended June 30, 2014, the change in the value of the CVR resulted in $18.5 million and $32.8 million of expense, which was recorded in Other expense (income) in the condensed consolidated statement of operations.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2014
Assets
Cash and cash equivalents	$307,954	$307,954	$—	$—
Available-for-sale marketable securities
Corporate debt securities	3,130	—	3,130	—
U.S. government debt securities	4,060	4,060	—	—
Total available-for-sale marketable securities	7,190	4,060	3,130	—

2017 Notes Hedges	124,000	—	—	124,000

Total	$439,144	$312,014	$3,130	$124,000

Liabilities
2017 Notes Conversion Derivative	$119,000	$—	$—	$119,000
Contingent consideration	5,984	—	—	5,984
Contingent consideration (CVRs)	41,764	41,764	—	—

Total	$166,748	$41,764	$—	$124,984

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2013
Assets
Cash and cash equivalents	$168,534	$168,534	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$4,998	$—	$4,998	$—
Certificate of deposit	245	—	245	—
Corporate debt securities	5,188	—	5,188	—
U.S. Government debt securities	4,117	4,117	—	—
Total available-for-sale marketable securities	14,548	4,117	10,431	—

2017 Notes Hedges	118,000	—	—	118,000

Total	$301,082	$172,651	$10,431	$118,000

Liabilities
2017 Notes Conversion Derivative	$112,000	$—	$—	$112,000
Contingent consideration	6,237	—	—	6,237
Contingent consideration (CVR)	$8,969	8,969	$—	$—
Total	$127,206	$8,969	$—	$118,237

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2013	Transfers into Level 3	Gain/Losses included in Earnings	Currency	Settlements	Balance at June 30, 2014

2017 Notes Hedges	$118,000	—	6,000	—	—	$124,000

2017 Notes Conversion Derivative	$(112,000)	—	(7,000)	—	—	$(119,000)

Contingent Consideration	$(6,236)	—	(398)	(20)	670	$(5,984)

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
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$416
Accounts receivable	2,366
Inventory	2,244
Prepaid and other current assets	372
Property, plant and equipment	360
Intangible assets	21,584
Accounts payable and accrued liabilities	(1,959)
Total net assets acquired	$25,383

Goodwill	64,089

Total purchase consideration	$89,472
The purchase price allocation was adjusted in the second quarter of 2014 for the finalization of the valuation of our intangible assets. Intangible assets decreased $0.5 million during the second quarter of 2014. The above purchase price allocation is considered preliminary and is subject to revision when we confirm tax related liabilities as of the date of acquisition.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Solana. The goodwill is expected to be deductible for tax purposes.
Of the $21.6 million of acquired intangible assets, $11.7 million was assigned to purchased technology (10 year life), $9.3 million was assigned to customer relationships (12 year life), and $0.6 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $5.9 million and operating loss of $0.2 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through June 30, 2014.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

OrthoPro, L.L.C.
On February 5, 2014, we acquired 100% of the outstanding equity of OrthoPro, a privately held Salt Lake City, Utah orthopaedic company, for approximately $32.5 million in cash at closing. The transaction enables us to add OrthoPro's complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.
During Q2 2014, we finalized the calculation of the acquisition date fair value of contingent consideration which was reduced by $2.9 million during the second quarter of 2014.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$98
Accounts receivable	1,308
Inventory	2,156
Prepaid and other current assets	49
Property, plant and equipment	1,801
Intangible assets	7,772
Accounts payable and accrued liabilities	(544)
Total net assets acquired	$12,640

Goodwill	20,396

Total purchase consideration	$33,036
The purchase price allocation was adjusted in the second quarter of 2014 for the finalization of the valuation of our intangible assets. Intangible assets decreased $1.8 million during the second quarter of 2014. The above purchase price allocation is considered preliminary and is subject to revision when we confirm tax related liabilities as of the date of acquisition.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of OrthoPro. The goodwill is expected to be deductible for tax purposes.
Of the $7.8 million of acquired intangible assets, $4.2 million was assigned to customer relationships (12 year life), $3.4 million was assigned to purchased technology (10 year life), and $0.2 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $2.9 million and operating income of $0.1 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through June 30, 2014.
Our consolidated results of operations would not have been materially different than reported results had both the OrthoPro and Solana acquisitions occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.

Biotech International
On November 15, 2013, we acquired 100% of the outstanding equity of Biotech, a leading, privately held French orthopaedic extremities company, for approximately $55.0 million in cash and $21.0 million of our common stock, plus additional contingent consideration with an estimated acquisition date fair value of $4.3 million to be paid upon the achievement of certain revenue milestones in 2014 and 2015. All of our common stock issued in connection with the transaction is subject to a lockup period of one year. The transaction significantly expands our direct sales channel in France and international distribution network and adds Biotech’s complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.

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
The acquired business contributed revenues of $8.1 million and operating loss of $1.0 million, which excludes transaction and transition costs, to our consolidated results during 2014. Our consolidated results of operations would not have been materially different than reported results had the Biotech acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$114	$60,204	$3,056	$124,266
(Loss) income before tax (including $24.3 million gain from disposal)	(4,318)	(2,878)	11,016	18,483
Income tax (benefit) provision	(1,675)	(1,086)	13,781	6,922
(Loss) income from discontinued operations, net of tax	(2,643)	(1,792)	(2,765)	11,561
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
MicroPort is responsible for product liability claims associated with products it sells after the closing.

4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$3,374	$2,693
Work-in-process	9,020	6,950
Finished goods	67,190	62,800
	$79,584	$72,443

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
As of June 30, 2014 and December 31, 2013, we had current marketable securities totaling $7.2 million and $6.9 million, respectively, consisting of investments in corporate and government bonds, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $7.7 million as of December 31, 2013, consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At June 30, 2014
Available-for-sale marketable securities
Corporate debt securities	3,129	1	—	3,130
U.S. government debt securities	4,058	2	—	4,060
Total available-for-sale marketable securities	$7,187	$3	$—	$7,190

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2013
Available-for-sale marketable securities
U.S. agency debt securities	$5,002	$—	$(4)	$4,998
Certificate of deposit	245	—	—	245
Corporate debt securities	5,186	2	—	5,188
U.S. government debt securities	4,116	1	—	4,117
Total available-for-sale marketable securities	$14,549	$3	$(4)	$14,548

The maturities of available-for-sale debt securities at June 30, 2014 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$7,187	$7,190
Due after one year	—	—
	$7,187	$7,190

6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Property, plant and equipment, at cost	$170,821	$141,585
Less: Accumulated depreciation	(81,560)	(71,070)
	$89,261	$70,515

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Capital lease obligations	$8,613	$8,238
2017 Notes	267,949	263,395
2014 Notes	3,768	3,768
	280,330	275,401
Less: current portion	(4,724)	(4,174)
	$275,606	$271,227
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and six months ended June 30, 2014, the Company recorded $2.3 million and $4.6 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	June 30, 2014	December 31, 2013
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(32,051)	(36,605)
Net carrying amount of 2017 Notes	$267,949	$263,395
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of June 30, 2014, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding and is classified in the current portion of long-term obligations line on the condensed consolidated balance sheet.

8. Derivative Instruments and Hedging Activities
We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.
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
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	June 30, 2014	December 31, 2013
2017 Notes Hedges	Other assets	$124,000	$118,000
2017 Notes Conversion Derivative	Other liabilities	$119,000	$112,000

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
2017 Notes Hedges	$5,000	$6,000
2017 Notes Conversion Derivative	(5,000)	(7,000)
Net loss on changes in fair value	$—	$(1,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At June 30, 2014, we had no foreign currency contracts outstanding.

9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2014, are as follows (in thousands):

	U.S.	International	BioMimetic	Total
Goodwill at December 31, 2013	$92,134	$24,746	$1,383	$118,263
Biotech intangible valuation adjustment	(1,197)	(323)	(15)	(1,535)
Goodwill associated with acquisitions (see Note 2)	84,485	—	—	84,485
Foreign currency translation	—	(268)	—	(268)
Goodwill at June 30, 2014	$175,422	$24,155	$1,368	$200,945
During the second quarter of 2014, we revised the estimated fair value of intangible assets acquired as part of the 2014 acquisitions of Solana and OrthoPro, which resulted in a change in the preliminary value of goodwill determined as of March 31, 2014.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
In-process research and development technology	$4,266		$4,266
Tradename	4,185		4,121
Total indefinite life intangibles	8,451		8,387

Finite life intangibles
Distribution channels	250	181	250	233
Completed technology	34,170	7,438	16,714	5,702
Licenses	3,634	1,436	3,633	1,303
Customer relationships	29,300	3,536	15,578	2,371
Trademarks	2,869	1,464	2,364	1,098
Non-compete agreements	6,914	4,627	5,660	3,155
Other	771	99	771	75
Total finite life intangibles	77,908	$18,781	44,970	$13,937

Total intangibles	86,359		53,357
Less: Accumulated amortization	(18,781)		(13,937)
Intangible assets, net	$67,578		$39,420
Based on total finite life intangible assets held at June 30, 2014, we expect to amortize approximately $9.9 million for the full year of 2014, $7.9 million in 2015, $6.5 million in 2016, $6.1 million in 2017, and $5.3 million in 2018.

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in and reclassifications out of AOCI, net of tax, for the six months ended June 30, 2014 were as follows (in thousands):

	Currency Translation Adjustment (CTA)	Unrealized Gain(Loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2013	$17,610	$(1)	$344	$17,953
Other comprehensive income (loss), net of tax	(602)	3	—	(599)
Reclassification of CTA and minimum pension liability adjustment [1]	2,628	—	(344)	2,284
Balance June 30, 2014	$19,636	$2	$—	$19,638

[1]
The balances of CTA and minimum pension liability adjustment within AOCI were written-off following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

11. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units and warrants is calculated using the treasury-stock method. The dilutive effect of 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three- and six- month periods ended June 30, 2014 and 2013, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded them from the dilutive shares calculation. In addition, approximately 1.3 million and 1.6 million common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three- and six- month periods ended June 30, 2014, respectively, because their effect is anti-dilutive as a result of our net loss in that period. In addition, approximately 728,000 and 621,000 common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three- and six- month periods ended June 30, 2013, respectively, because their effect is anti-dilutive as a result of our net loss in that period.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average number of shares outstanding, basic	49,640	46,234	49,135	43,849
Common stock equivalents	—	—	—	—
Weighted-average number of shares outstanding, diluted	49,640	46,234	49,135	43,849

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	124	3,237	89	3,643
Non-vested shares, restricted stock units, and stock-settled phantom stock units	689	307	404	307
2014 Notes	115	115	115	115
Warrants	11,794	11,794	—	11,794

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office.
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
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled "Method and Apparatus for an Orthopedic Fixation System."
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of pre-existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $17 million to $27 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $16.9 million, which represents the low-end of our estimated aggregate range of loss. We have classified $9 million of this liability as current in “Accrued expenses and other current liabilities” and $7.9 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next 4 years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. As of June 30, 2014, our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $8 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $17 million for cash spending to date associated with defense and settlement costs. We have classified $25 million within current receivables.
During the quarter ended September 30, 2013, we reached the maximum insurance coverage for Modular Neck Claims of $40 million, when previous spending on legal defense costs and claim settlements are combined with our estimated product liability for future settlements. As a result, we recognized approximately $5 million of expense within results from discontinued operations

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

for 2014 for legal expenses and adjustments to our estimated liabilities for future settlements recognized in excess of the $40 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within results of discontinued operations. As noted above, our insurance receivable for cash spending is $17 million out of the remaining $25 million insurance receivable. We do not anticipate actual cash spending to exceed this maximum for a few years.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part II Item 1 of this Quarterly Report. The number of these lawsuits, presently in excess of 800, continues to increase, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We have also entered into an excess of 500 so called "tolling agreements" with potential claimants who have not yet filed suit. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we are participating in court supervised non-binding mediation in the multi-district federal court litigation. This mediation is continuing.
Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to reasonably estimate a possible loss or range of possible losses for the Consolidated Metal-on-Metal Claims until we know, at a minimum, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential pool of potential claimants, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or on a party’s litigation strategy.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to our CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that it disputes the carrier's characterization of the CONSERVE® Claims as a single occurrence.
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of June 30, 2014, this receivable totaled $11 million, and is solely related to defense costs incurred through June 30, 2014. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims. Based on the information we have available at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. As circumstances continue to develop, our belief that we will be able to resolve the Consolidated Metal-on-Metal Claims within our available insurance coverage could change, which could materially impact our results of operations and financial position.
In June 2014, St. Paul Surplus Lines Insurance Company (“Travelers”), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction.
In February 2014, Biomet, Inc. (Biomet) announced it had reached a settlement in the multi-district litigation involving its own metal-on-metal hip products. The terms announced by Biomet include: (i) an expected base settlement amount of $200,000; (ii) an expected minimum settlement amount of $20,000; (iii) no payments to plaintiffs who did not undergo a revision surgery; and (iv) a total settlement amount expected to be within Biomet’s aggregate insurance coverage. We believe our situation involves facts and circumstances that differ significantly from the Biomet cases. We therefore do not consider the Biomet situation sufficiently

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

analogous to provide a reasonable basis for estimate, and deem it unlikely that any settlement of our cases will occur at a base settlement level as high as Biomet’s expected average settlement amount.
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
Employment Litigation
In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages. On October 23, 2013, Ms. Napoli moved to voluntary dismiss her lawsuit, without prejudice. On April 4, 2014, Ms. Napoli refiled her case in the United States District Court for the Eastern District of Missouri. In July 2014, we were successful in having the case that was refiled in Missouri transferred to the U.S. District Court for the Western District of Tennessee.
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
Our U.S. and International segments represent the commercial, administrative and research & development activities dedicated to the respective geographies. The BioMimetic segment represents the administrative and research & development activities of the acquired BioMimetic business (international sales and associated expenses for Augment® products are included within the International segment). The Corporate category shown in the table below primarily reflects general and administrative expenses not specifically associated with the U.S., International or BioMimetic segments. These non-allocated corporate expenses relate to global administrative expenses that support all segments, including salaries and benefits of executive officers and expenses such as: information technology administration and support; corporate headquarters; legal, compliance, and corporate finance functions; insurance; and all stock-based compensation.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization, charges associated with distributor conversions and related non-competes, and due diligence, transaction and transition costs associated with acquisitions.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$49,343	$23,021	$—	$—	$72,364
Depreciation expense	2,383	764	108	1,344	4,599
Amortization expense	1,431	539	77	1	2,048
Segment operating income (loss)	$786	$25	$(3,393)	$(19,408)	$(21,990)
Other:
Inventory step-up amortization					(615)
Distributor conversion and non-compete charges					(678)
Acquisition due diligence, transaction and transition expenses					(5,888)
Operating loss					(29,171)
Interest expense, net					4,172
Other (income) expense, net					18,270
Loss before income taxes					$(51,613)
Capital expenditures	$3,997	$3,574	$37	$8,840	$16,448

	Three Months Ended June 30, 2013
	U.S.	International	BioMimetic	Corporate	Total
Sales	$42,640	$17,932	$—	$—	$60,572
Depreciation expense	2,196	533	117	657	3,503
Amortization expense	1,803	89	169	—	2,061
Segment operating income (loss)	$6,099	$3,322	$(3,862)	$(13,425)	$(7,866)
Other:
Inventory step-up amortization					(195)
Distributor conversion and non-compete charges					(1,051)
Acquisition due diligence, transaction and transition expenses					(4,069)
Operating loss					(13,181)
Interest expense, net					3,990
Other (income) expense, net					4,577
Loss before income taxes					$(21,748)
Capital expenditures	$2,880	$499	$—	$1,156	$4,535
Total capital expenditures for the three months ended June 30, 2013, does not include $1.5 million related to discontinued operations and the OrthoRecon divestiture.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$98,294	$45,132	$—	$—	$143,426
Depreciation expense	4,678	1,405	217	2,540	8,840
Amortization expense	2,527	1,117	153	1	3,798
Segment operating income	$6,465	$828	$(6,784)	$(36,997)	$(36,488)
Other:
Inventory step-up amortization					(1,219)
Distributor conversion and non-compete charges					(1,220)
Acquisition due diligence, transaction and transition expenses					(13,290)
Operating income					(52,217)
Interest expense, net					8,308
Other (income) expense, net					33,556
Income before income taxes					$(94,081)
Capital expenditures	$9,197	$4,307	$39	$10,741	$24,284

	Six Months Ended June 30, 2013
	U.S.	International	BioMimetic	Corporate	Total
Sales	$85,401	$31,464	$—	$—	$116,865
Depreciation expense	4,341	1,165	156	1,287	6,949
Amortization expense	2,418	164	255	—	2,837
Segment operating income (loss)	$13,085	$5,514	$(5,173)	$(25,727)	$(12,301)
Other:
Inventory step-up amortization					(302)
Distributor conversion and non-compete charges					(2,238)
Acquisition due diligence, transaction and transition expenses					(11,566)
Operating loss					(26,407)
Interest expense, net					7,935
Other (income) expense, net					(1,272)
Loss before income taxes					$(33,070)
Capital expenditures	$3,996	$542	$—	$2,821	$7,359
Total capital expenditures for the six months ended June 30, 2013, does not include $2.4 million related to discontinued operations and the OrthoRecon divestiture.
Assets in the U.S., International and BioMimetic segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, derivative asset, property, plant and equipment associated with our corporate headquarters, assets associated with OrthoRecon insurance receivables, and assets associated with income taxes. Total assets by business segment as of June 30, 2014 are as follows (in thousands):

	June 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$415,826	$108,177	$15,106	$460,783	$999,892

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Our principal geographic regions consist of the United States, Europe (which includes the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). The following table presents net sales by geographic area for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended			Six Months Ended
Geographic	June 30, 2014	June 30, 2013	% change	June 30, 2014	June 30, 2013	% change
United States	$49,343	$42,640	15.7%	$98,294	$85,401	15.1%
Europe	11,693	7,065	65.5%	25,435	14,324	77.6%
Other	11,328	10,867	4.2%	19,697	17,140	14.9%
Total net sales	$72,364	$60,572	19.5%	$143,426	$116,865	22.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six month periods ended June 30, 2014. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2013, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
Executive Overview
Company Description. We are a global orthopaedic company that provides solutions that enable clinicians to alleviate pain and restore their patients' lifestyles. We are a recognized leader of surgical solutions for the foot and ankle market and market our products in over 60 countries worldwide.
Our business includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. Our extensive foot and ankle product portfolio, our approximately 200 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in us being a recognized leader of surgical solutions for the foot and ankle market.
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
Principal Products. We specialize in foot and ankle and other extremity and biologic products used by extremity focused surgeon specialists for the reconstruction, trauma, and arthroscopy markets. Our biologics sales encompass a broad portfolio of products designed to stimulate and augment the natural regenerative capabilities of the human body.
Significant Quarterly Business Developments. On June 16, 2014, we announced the full U.S. commercial launch of our INFINITY® Total Ankle Replacement System. The system complements our existing ankle portfolio and allows us to offer a total ankle replacement system that addresses the continuum of care for end-stage ankle arthritis patients.
Net sales increased 19% in the quarter ended June 30, 2014 to $72.4 million, compared to net sales of $60.6 million in the quarter ended June 30, 2013, driven primarily by a 26% increase in global foot and ankle sales.
Our U.S. sales increased 16% in second quarter of 2014, as a 26% increase in foot and ankle sales and a 7% increase in biologics sales were partially offset by a 16% decrease in upper extremity sales.
Our international sales increased 28% to $23.0 million in the second quarter of 2014, compared to $17.9 million in the second quarter of 2013, primarily due to the Biotech acquisition in the fourth quarter of 2013. The remaining growth was driven primarily by continued market focus in Asia and Latin America.
In the second quarter of 2014, we recorded a net loss of $53.6 million, compared to a net loss of $15.5 million for the second quarter of 2013. Pre-tax items unfavorably impacting the net loss in the second quarter of 2014 included:

•	$12.7 million increase in unrealized loss related to mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the acquisition of BioMimetic;

•	$3.1 million increase of transition and transaction costs associated with acquisition activities;

•	$1.0 million decrease in net unrealized gains associated with the mark-to-market adjustments on our derivative assets and liabilities;

•	decreased profitability, primarily driven by expense dis-synergies following the sale of our OrthoRecon business; and

•
an unfavorable effective tax rate due to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations.

These unfavorable impacts were partially offset by a $1.3 million decrease in transition costs associated with our OrthoRecon business.
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
Business continuity, investments in innovation, and a seamless customer experience are top priorities, and we are highly focused on ensuring that no business momentum is lost during the transition period. As such, we will have inefficiencies immediately post the transaction but will have an excellent opportunity to improve efficiency and leverage fixed costs in the business going forward. Additionally, there will be expense dis-synergies as a result of the transaction, and we do expect some short-term revenue dis-synergies as we work through the separation of some of the remaining full-line distribution both in the U.S. and outside the U.S.
Following the sale of the OrthoRecon business, we are a high growth business. However, we do anticipate having operating losses until we are able to grow our revenue to a sufficient level to support our current cost structure, including the inherent infrastructure costs of our industry.
Significant Industry Factors. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and maintain compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business.

Results of Operations
On January 9, 2014, we completed the sale of the OrthoRecon business to MicroPort. The financial results of the OrthoRecon business, along with on-going expenses associated with that business, have been reflected within discontinued operations for all periods presented.
Comparison of three months ended June 30, 2014 to three months ended June 30, 2013
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Sales	Amount	% of Sales
Net sales	$72,364	100.0%	$60,572	100.0%
Cost of sales [1]	20,006	27.6%	14,564	24.0%
Gross profit	52,358	72.4%	46,008	76.0%
Operating expenses:
Selling, general and administrative [1]	72,055	99.6%	50,543	83.4%
Research and development [1]	6,799	9.4%	5,868	9.7%
Amortization of intangible assets	2,675	3.7%	2,778	4.6%
Total operating expenses	81,529	112.7%	59,189	97.7%
Operating loss	(29,171)	(40.3%)	(13,181)	(21.8%)
Interest expense, net	4,172	5.8%	3,990	6.6%
Other expense, net	18,270	25.2%	4,577	7.6%
Loss from continuing operations before income taxes	(51,613)	(71.3%)	(21,748)	(35.9%)
Provision (benefit) from income taxes	1,970	2.7%	(6,209)	(10.3%)
Net loss from continuing operations	(53,583)	(74.0%)	(15,539)	(25.7%)
Loss from discontinued operations, net of tax [1]	(2,643)		(1,792)
Net loss	$(56,226)		$(17,331)

__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,
	2014	% of Sales	2013	% of Sales
Cost of sales	$77	0.1%	$143	0.2%
Selling, general and administrative	3,405	4.7%	2,502	4.1%
Research and development	296	0.4%	247	0.4%
Loss from discontinued operations, net of tax	—	n/a	1,011	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	June 30, 2014	June 30, 2013	% change
U.S.
Foot and Ankle	33,912	26,958	25.8%
Upper Extremity	3,751	4,473	(16.1%)
Biologics	11,071	10,381	6.6%
Other	609	828	(26.4%)
Total U.S.	$49,343	$42,640	15.7%

International
Foot and Ankle	12,940	10,358	24.9%
Upper Extremity	3,699	1,614	129.2%
Biologics	5,080	4,710	7.9%
Other	1,302	1,250	4.2%
Total International	$23,021	$17,932	28.4%

Total Sales	$72,364	$60,572	19.5%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $49.3 million in the second quarter of 2014, as compared to $42.6 million in the second quarter of 2013, a 16% increase. Sales from products acquired from Solana and OrthoPro contributed sales of $5.3 million in the second quarter of 2014.
Our U.S. foot and ankle net sales increased to $33.9 million in the second quarter of 2014, representing growth of 26% over the second quarter of 2013. This increase was driven by sales from products acquired from Solana and OrthoPro, as well as continued growth of our Total Ankle Replacement products. The U.S. foot and ankle sales growth includes the impact of the addition of Solana and OrthoPro's products into our existing direct sales force, as well as some cannibalization of product sales.
Our U.S. biologics sales totaled $11.1 million in the second quarter of 2014, representing a 7% increase from the second quarter of 2013, driven primarily by an increase in the sales of our PRO-DENSE® and PRO-STIM® line of products.
Our U.S. extremities sales were impacted by dis-synergies in our U.S. sales channel following the sale of our OrthoRecon business.
International Segment. Net sales in our International segment totaled $23.0 million in the second quarter of 2014, as compared to $17.9 million in the second quarter of 2013, a 28% increase. Sales from products acquired from Biotech contributed sales of $3.5 million in the second quarter of 2014.
Our international foot and ankle sales increased 25% to $12.9 million in the second quarter of 2014, driven by sales from foot and ankle products acquired from Biotech and increases in other geographic regions as a result of our focus on international market expansion focus. Our second quarter 2013 international foot and ankle sales included $2.1 million of stocking orders in Asia as the result of the addition of a new distribution partner in China.
Our international upper extremities sales growth of 129.2% was primarily attributable to sales from products acquired from Biotech, as well as to market expansion in Asia and Latin America.

Cost of Sales
Our cost of sales as a percentage of net sales increased to 27.6% in the second quarter of 2014, as compared to 24.0% in the second quarter of 2013. The increase as a percentage of net sales is primarily due to increased provisions for excess and obsolete inventory, as well as dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 99.6% in the second quarter of 2014, compared to 83.4% in the second quarter of 2013. Selling, general and administrative expense for the second quarter of 2014 included $1.3 million of transition costs associated with the sale of the OrthoRecon business (1.8% of net sales) and $4.6 million of transition and transaction costs related to our recent acquisitions (6.3% of net sales). Selling, general and administrative expense for the second quarter of 2013 included $1.4 million of transition and transaction costs associated with our acquisition of BioMimetic (2.4% of net sales), and $0.3 million of cost related to distributor transition agreements (0.6% of net sales). The remaining selling, general and administrative expenses increase as a percentage of sales is primarily driven by continued investment in international growth opportunities and dis-synergies as a result of the sale of the OrthoRecon business in certain corporate and international expenses. These dis-synergies include expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities. Additionally, we are incurring short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses until they are fully integrated in late 2014.
Research and Development
Our investment in research and development activities represented approximately 9.4% of net sales in the second quarter of 2014, as compared to 9.7% of net sales in the second quarter of 2013. The decrease in research and development costs as a percentage of net sales is primarily attributable to increased sales levels, partially offset by dis-synergies in certain shared functions as a result of the sale of the OrthoRecon business.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets were $2.7 million in the second quarter of 2014 compared to $2.8 million in the second quarter of 2013. The decrease is due to the impairment of intangible assets in the third quarter of 2013 acquired as part of our BioMimetic acquisition, mostly offset by amortization of intangible assets acquired in our recent Biotech, Solana and OrthoPro acquisitions over the past year.
Based on the intangible assets held as of June 30, 2014, we expect to recognize amortization expense of approximately $9.9 million for the full year of 2014, $7.9 million in 2015, $6.5 million in 2016, $6.1 million in 2017, and $5.3 million in 2018.
Interest Expense, Net
Interest expense, net, consists of interest expense of $4.3 million during the second quarter of 2014 and $4.1 million during the second quarter of 2013, offset by interest income of $0.1 million during the second quarter of 2014 and 2013. Our interest expense relates primarily to non-cash interest expense associated with the amortization of the discount on our 2017 Notes of $2.3 million and $2.2 million in 2014 and 2013, respectively, as well as interest expense on our 2017 Notes totaling $1.5 million in both 2014 and 2013. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2014 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other Expense, Net
Other expense, net was $18.3 million of expense in the second quarter of 2014, compared to $4.6 million of expense in the second quarter of 2013. For the second quarter of 2014, other expense, net includes an unrealized loss of $18.5 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic. For the second quarter of 2013, other expense, net includes a $5.8 million loss on the CVRs and a $1.0 million unrealized gain on mark-to-market adjustments on our derivative assets and liabilities.
Benefit from Income Taxes
We recorded an income tax provision of $2.0 million in the second quarter of 2014, compared to a tax benefit of $6.2 million in the second quarter of 2013. During the second quarter of 2014, our effective tax rate was approximately (3.8%) as compared to 28.5% in the second quarter of 2013. The decrease in the effective tax benefit rate is primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations. Our first quarter gain from discontinued operations was partially offset by a loss in the second quarter, resulting in a second quarter reduction to the income tax provision within discontinuing operations, and an offsetting reduction to the income tax benefit within continuing operations.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that we have sold to MicroPort. For 2014, net loss results from costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business. The effective tax rate within results of discontinued operations for the quarter ended June 30, 2014 was 39.0%.
For 2013, income from discontinued operations includes a full quarter of activity of the OrthoRecon business.
Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Net Sales	$49,343	$42,640	$23,021	$17,932	$—	$—
Gross Profit	37,925	35,263	15,125	11,083	—	—
Gross Profit as a percent of net sales	76.9%	82.7%	65.7%	61.8%	N/A	N/A
Operating Income (Loss)	$786	$6,099	$25	$3,322	$(3,393)	$(3,862)
Operating Income as a percent of net sales	1.6%	14.3%	0.1%	18.5%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales decreased primarily due to increased provisions for excess and obsolete inventory, as well as dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions. Operating income decreased due to investments in sales and marketing and distribution initiatives, as well as short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses.
International Segment - The increase in gross profit as a percent of net sales is due to favorable geographic and product mix. The decrease in operating income is due to dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business.
BioMimetic Segment - The decrease in operating loss for the quarter is the result of decreased expenses as a result of integration of certain administrative functions from the BioMimetic business to the U.S. business.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	2014		2013
	Amount	% of Sales	Amount	% of Sales
Net sales	$143,426	100.0%	$116,865	100.0%
Cost of sales [1]	37,423	26.1%	28,261	24.2%
Gross profit	106,003	73.9%	88,604	75.8%
Operating expenses:
Selling, general and administrative [1]	140,703	98.1%	101,252	86.6%
Research and development [1]	12,655	8.8%	9,375	8.0%
Amortization of intangible assets	4,862	3.4%	4,384	3.8%
Total operating expenses	158,220	110.3%	115,011	98.4%
Operating loss	(52,217)	(36.4%)	(26,407)	(22.6%)
Interest expense, net	8,308	5.8%	7,935	6.8%
Other expense (income), net	33,556	23.4%	(1,272)	(1.1%)
Loss from continuing operations before income taxes	(94,081)	(65.6%)	(33,070)	(28.3%)
Benefit from income taxes	(10,200)	(7.1%)	(12,613)	(10.8%)
Net loss from continuing operations	(83,881)	(58.5%)	(20,457)	(17.5%)
Loss (income) from discontinued operations, net of tax [1]	(2,765)		11,561
Net loss	$(86,646)		$(8,896)
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30,
	2014	% of Sales	2013	% of Sales
Cost of sales	$188	0.1%	$290	0.2%
Selling, general and administrative	5,409	3.8%	6,147	5.3%
Research and development	501	0.3%	368	0.3%
Loss from discontinued operations, net of tax	—	N/A	1,716	N/A

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended
	June 30, 2014	June 30, 2013	% change
U.S.
Foot and Ankle	67,039	54,720	22.5%
Upper Extremity	7,404	8,587	(13.8%)
Biologics	22,214	20,834	6.6%
Other	1,637	1,260	29.9%
Total U.S.	$98,294	$85,401	15.1%

International
Foot and Ankle	25,814	17,673	46.1%
Upper Extremity	6,524	3,562	83.2%
Biologics	9,577	7,914	21.0%
Other	3,217	2,315	39.0%
Total International	$45,132	$31,464	43.4%

Total Sales	$143,426	$116,865	22.7%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $98.3 million in the first six months of 2014, as compared to $85.4 million in the second quarter of 2013, a 15% increase. Sales from products acquired from Solana and OrthoPro contributed sales of $8.8 million in the first six months of 2014.
Our U.S. foot and ankle net sales increased to $67.0 million in the first six months of 2014, representing growth of 23% over the first six months of 2013. The increase was driven by sales from products acquired from Solana and OrthoPro, as well as continued growth of our Total Ankle Replacement products. The U.S. foot and ankle sales growth includes the impact of the addition of Solana and OrthoPro's products into our existing direct sales force, as well as some cannibalization of product sales.
Our U.S. biologics sales totaled $22.2 million in the first six months of 2014, representing a 7% increase from the first six months of 2013, driven primarily by an increase in the sales of our PRO-DENSE® and PRO-STIM® line of products.
International Segment. Net sales in our International segment totaled $45.1 million in the first six months of 2014, as compared to $31.5 million in the first six months of 2013, a 43% increase. Sales from products acquired from Biotech contributed sales of $8.1 million in the first six months of 2014.
Our international foot and ankle sales increased 46% to $25.8 million in the first six months of 2014, driven by sales from foot and ankle products acquired from Biotech International and increases in other geographic regions as a result of our focus on international market expansion focus.
Our international biologics sales increased 21% as the result of a 44% increase of sales in Australia, primarily related to sales of Augment® Bone Graft acquired from the BioMimetic acquisition in the first quarter of 2013, and a 20% increase in Asia as the result of the addition of a new distribution partner in China in the second quarter of 2013.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 26.1% in the first six months of 2014, as compared to 24.2% in the first six months of 2013. The increase as a percentage of net sales is due to dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions.
Operating Expenses
As a percentage of net sales, operating expenses increased to 110.3% in the first six months of 2014, compared to 98.4% in the first six months of 2013. This increase was driven primarily by increased transition and transaction costs associated with acquired businesses, increased transition costs in associated with the sale of the OrthoRecon business, dis-synergies as a result of the sale of the OrthoRecon business in certain corporate and international expenses, continued investment in international growth opportunities and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses until they are fully integrated in late 2014.
Other Expense (Income), Net
Other expense (income), net was $33.6 million of expense in the first six months of 2014, compared to $1.3 million of income in the first six months of 2013. For the first six months of 2014, other expense, net includes an unrealized loss of $32.8 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic. For the second quarter of 2013, other expense (income), net includes a $7.8 million realized gain on our previously held investment in BioMimetic, partially offset by a $5.8 million loss on the CVRs and a $1.0 million unrealized loss on mark-to-market adjustments on our derivative assets and liabilities.
Benefit from Income Taxes
We recorded an income tax benefit of $10.2 million in the first six months of 2014, compared to a tax benefit of $12.6 million in the first six months of 2013. During the first six months of 2014, our effective tax rate was approximately 10.8% as compared to 41.9% in the first six months of 2013. The decrease in the effective tax rate is primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations.
Loss (Income) from Discontinued Operations, Net of Tax
Loss (income) from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2014, net income includes operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business, as well as the after tax impact of the $24.3 million gain on the sale of the OrthoRecon business. The 2014 effective tax rate of 125.0% within results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon segment.

For 2013, income from discontinued operations includes six months of activity of the OrthoRecon business.
Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Net Sales	$98,294	$85,401	$45,132	$31,464	$—	$—
Gross Profit	77,778	69,127	29,632	20,070	—	—
Gross Profit as a percent of net sales	79.1%	80.9%	65.7%	63.8%	N/A	N/A
Operating Income (Loss)	$6,465	$13,085	$828	$5,514	$(6,784)	$(5,173)
Operating Income as a percent of net sales	6.6%	15.3%	1.8%	17.5%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales decreased primarily due to increased provisions for excess and obsolete inventory, as well as dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions. Operating income decreased due to investments in sales and marketing and distribution initiatives, as well as short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses, partially offset by increased gross profit from the increase in revenue.
International Segment - The increase in gross profit as a percent of net sales is due to favorable geographic mix. The decrease in operating income is due to dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business.
BioMimetic Segment - The increase in operating loss is the result of six months of operations in 2014 and expenses associated with our appeal of the not approvable letter received from the FDA, whereas there was only four months of operations in 2013 based on the timing of the acquisition of the business.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of June 30, 2014	As of December 31, 2013
Cash and cash equivalents	$307,954	$168,534
Short-term marketable securities	7,190	6,898
Long-term marketable securities	—	7,650
Working capital	378,025	385,890
We have historically invested in certain long-term marketable securities with original maturity dates ranging up to 36 months, consisting of investments in government, agency, and corporate bonds. As of June 30, 2014, these investments will mature within the next 12 months.
Operating Activities. Cash used in operating activities was $51.6 million for the first six months of 2014 as compared to cash provided by operating activities of $5.8 million for the first six months of 2013. The decrease is driven by lower profitability, partially offset by favorable changes in working capital.
Investing Activities. Our capital expenditures totaled approximately $24.3 million and $9.7 million in the first six months of 2014 and 2013, respectively. The increase is primarily related to spending related to the move of our corporate headquarters and expansion of our manufacturing and distribution facility. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $50 million in 2014.
In connection with our 2014 acquisitions of Solana and OrthoPro, we paid $81.3 million cash, net of cash acquired, for these businesses. Refer to Note 2 of our condensed consolidated financial statements for additional information regarding these acquisitions. In connection with our 2013 acquisitions of BioMimetic and WG Healthcare, we paid $40.4 million cash, net of cash acquired, for these businesses.
Financing Activities. During the first six months of 2014, cash provided by financing activities totaled $15.3 million compared to the first six months of 2013 when cash used in financing activities totaled $2.4 million. The change is primarily attributable to cash received for stock option exercises in 2014.
As of June 30, 2014, we had less than 15% of our consolidated cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During the first six months of 2014, cash inflows from discontinued operations was approximately $265 million, driven by the cash received from the sale of the OrthoRecon business, compared to cash used of approximately $25 million in the first six months of 2013. We do not expect that the absence of cash flows from discontinued operations will have an impact on our ability to meet contractual cash obligations, fund our working capital requirements, operations, and anticipated capital expenditures.

In process research and development. In connection with our BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included Augment® Bone Graft, which was undergoing the FDA approval process, and Augment® Injectable Bone Graft. The acquisition date fair values of the IPRD technology was $61.2 million for Augment® Bone Graft and $27.1 million for Augment® Injectable Bone Graft. The fair value of the IPRD technology was $4.3 million as of June 30, 2014, which reflects the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. The fair value of the research and development projects was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rate applied to the expected future cash flows included a premium to the base required rate of return, in consideration of the risks associated with the FDA approval process.
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

The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of recombinant human platelet-derived growth factor BB (rhPDGF-BB), one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. We’ve incurred expenses of approximately $10.2 million for Augment since the date of acquisition and approximately $2.1 million in the three months ended June 30, 2014. Future costs related to Augment depends on the ultimate decision by the FDA on the PMA.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment

Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We’ve incurred expenses of approximately $2.1 million for Augment Injectable since the date of acquisition and approximately $0.2 million in the six months ended June 30, 2014. Future costs related to Augment depends on the ultimate decision by the FDA on the PMA.

Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $308.0 million and our marketable securities balances totaling $7.2 million will be sufficient for the foreseeable future to fund our working capital requirements, operations, and anticipated capital expenditures in 2014 of approximately $50 million, and to meet our contractual cash obligations in 2014. Furthermore, we intend to use our cash and marketable securities balance to fund estimated remaining divestiture and acquisition transition costs of $10 million to $15 million and the remainder to fund growth opportunities for our Extremities and Biologics business and pay certain retained liabilities of the OrthoRecon business.
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
During the three month period ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office.
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

In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled "Method and Apparatus for an Orthopedic Fixation System."
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
Additionally, as of July 25, 2014, we are a defendant in 36 lawsuits in various state and federal courts involving claims for damages for personal injury associated with fractures of our PROFEMUR® long titanium modular neck product.
Insurance Litigation
In June 2014, St. Paul Surplus Lines Insurance Company (“Travelers”), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction.
Employment Litigation
In 2012, two former employees, Frank Bono and Alicia Napoli, each filed separate lawsuits against WMT in the Chancery Court of Shelby County, Tennessee, which asserted claims for retaliatory discharge and breach of contract based upon his or her respective separation pay agreement. In addition, Mr. Bono and Ms. Napoli each asserted a claim for defamation related to the press release issued at the time of their terminations and a wrongful discharge claim alleging violation of the Tennessee Public Protection Act. Mr. Bono and Ms. Napoli each claimed that he or she was entitled to attorney fees in addition to other unspecified damages. On October 23, 2013, Ms. Napoli moved to voluntary dismiss her lawsuit, without prejudice. On April 4, 2014, Ms. Napoli refiled her case in the United States District Court for the Eastern District of Missouri. In July 2014, we were successful in having the case that was refiled in Missouri transferred to the U.S. District Court for the Western District of Tennessee.
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

10.2*	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (7) as amended by First Amendment to the 1999 Plan. (8)

10.3*	Second Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (9)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(26)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.(26)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.(44)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.(26)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (10)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (10)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (10)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan.(11)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (13)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (14)

10.22*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Lance A. Berry. (15)

10.23*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.24*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Eric A. Stookey.(15)

10.25*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Daniel J. Garen.(26)

10.26*	Employment Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.27	Separation Pay Agreement dated as of January 1, 2014 between Wright Medical Technology, Inc. and Peter S. Cooke. (45)

10.28*	Separation Pay Agreement dated as of November 29, 2012 between Wright Medical Technology, Inc. and Pascal E.R. Girin.(26)

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (21)

10.31*	Inducement Stock Option Grant Agreement between Registrant and James A. Lightman dated December 29, 2011(21)

10.32*	Inducement Stock Option Grant Agreement between Registrant and Daniel Garen dated January 30, 2012. (21)

10.33*	Inducement Stock Option Grant Agreement between Registrant and Pascal E.R. Girin dated November 26, 2012.(26)

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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)

10.94	Agreement of Lease, dated December 28, 2013, by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners. (44)

10.95	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent. (43)

10.96	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative. (43)

11	Computation of earnings per share (included in Note 11 of the Notes to Consolidated Financial Statements in Financial Statements and Supplementary Data).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 17, 2013 (Commission file number 001-35823).

(4)	Incorporated by reference to our current report on Form 8-K filed on February 20, 2014 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(6)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 4, 2013 (Commission file number 000-335823).

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(11)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to our current report on Form 8-K filed on November 19, 2012 (Commission file number 000-32883).

(25)	Incorporated by reference to our current report on Form 8-K filed on March 1, 2013 (Commission file number 000-32883).

(26)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(27)	Incorporated by reference to our current report on Form 8-K filed on June 21, 2013 (Commission file number 001-35823).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(38)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(39)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(40)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(41)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

(42)	Incorporated by reference to our current report on Form 8-K filed October 18, 2013 (Commission file number 001-35823).

(43)	Incorporated by reference to our current report on Form 8-K filed January 31, 2014 (Commission file number 001-35823).

(44)	Incorporated by reference to our annual report on Form 10-K filed February 26, 2014 (Commission file number 001-35823).

(45)	Incorporated by reference to our quarterly report on Form 10-Q filed April 30, 2014 (Commission file number 001-35823).

*	Denotes management contract or compensatory plan or arrangement.

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
Date: August 5, 2014

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

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.