Form 10-Q
period 2014-09-30
WRIGHT MEDICAL GROUP INC
filed 2014-11-06
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 29, 2014, there were 51,069,847 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

Page Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).	1
Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	2
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4. Controls and Procedures.	39

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	40
Item 1A. Risk Factors.	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	42
Item 3. Defaults Upon Senior Securities.	42
Item 4. Mine Safety Disclosures.	42
Item 5. Other Information.	42
Item 6. Exhibits.	43

SIGNATURES	50

EXHIBITS	51
EX-10.97
EX-10.98
EX-10.99
EX-10.100
EX-10.101
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward-looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report for the quarter ended September 30, 2014, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

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

•	completion of our proposed combination with Tornier is subject to several closing conditions, the failure of which could delay or prevent completion or reduce anticipated benefits;

•	cash costs associated with our proposed business combination with Tornier may negatively impact our financial condition, operating results, and cash flow;

•	the proposed merger with Tornier may not achieve the intended benefits or may disrupt our operations;

•	continued liability for product liability claims on OrthoRecon products sold prior to the divestiture of our OrthoRecon business or for post-market regulatory obligations on such products;

•	disruptions resulting from loss of personnel, systems and infrastructure changes and transition services arrangements in connection with our OrthoRecon divestiture;

•	failure to realize the anticipated benefits from our acquisitions or from the divestiture of our OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor's recall of its modular hip product;

•	failure or delay in obtaining FDA approval of Augment® Bone Graft for commercial sale in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	loss of key suppliers;

•	failures of, interruptions to, or unauthorized tampering with our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$273,031	$168,534
Marketable securities	3,146	6,898
Accounts receivable, net	56,706	45,817
Inventories	85,446	72,443
Prepaid expenses	12,178	6,508
Deferred income taxes	2,559	10,749
Other current assets	56,669	52,351
Current assets held for sale (Note 3)	—	142,015
Total current assets	489,735	505,315
Property, plant and equipment, net	95,276	70,515
Goodwill	192,902	118,263
Intangible assets, net	68,401	39,420
Marketable securities	—	7,650
Deferred income taxes	549	1,632
Other assets	119,838	132,213
Other assets held for sale (Note 3)	—	132,443
Total assets	$966,701	$1,007,451
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$22,601	$3,913
Accrued expenses and other current liabilities	131,387	80,117
Current portion of long-term obligations	4,482	4,174
Current liabilities held for sale (Note 3)	—	31,221
Total current liabilities	158,470	119,425
Long-term debt and capital lease obligations	278,427	271,227
Deferred income taxes	14,060	20,620
Other liabilities	132,837	135,066
Other liabilities held for sale (Note 3)	—	1,399
Total liabilities	583,794	547,737
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 50,844,255 shares at September 30, 2014 and 47,993,765 shares at December 31, 2013	504	473
Additional paid-in capital	737,732	656,770
Accumulated other comprehensive income	8,603	17,953
Accumulated deficit	(363,932)	(215,482)
Total stockholders’ equity	382,907	459,714
Total liabilities and stockholders’ equity	$966,701	$1,007,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$71,307	$57,641	$214,733	$174,506
Cost of sales [1]	16,703	14,037	54,126	42,298
Gross profit	54,604	43,604	160,607	132,208
Operating expenses:
Selling, general and administrative [1]	66,926	63,054	207,629	164,306
Research and development [1]	5,948	5,518	18,603	14,893
Amortization of intangible assets	2,379	1,342	7,241	5,726
BioMimetic impairment charges	—	206,249	—	206,249
Total operating expenses	75,253	276,163	233,473	391,174
Operating loss	(20,649)	(232,559)	(72,866)	(258,966)
Interest expense, net	4,565	4,044	12,873	11,979
Other expense (income), net	21,430	(64,019)	54,986	(65,291)
Net loss from continuing operations before income taxes	(46,644)	(172,584)	(140,725)	(205,654)
Provision (benefit) for income taxes	3,003	(48,084)	(7,197)	(60,697)
Net loss from continuing operations	$(49,647)	$(124,500)	$(133,528)	$(144,957)
(Loss) income from discontinued operations, net tax [1] (Note 3)	(12,160)	(5,520)	(14,925)	6,041
Net loss	$(61,807)	$(130,020)	$(148,453)	$(138,916)
Net loss from continuing operations per share (Note11):
Basic	$(0.99)	$(2.68)	$(2.70)	$(3.24)
Diluted	$(0.99)	$(2.68)	$(2.70)	$(3.24)
Net loss per share (Note11):
Basic	$(1.24)	$(2.80)	$(3.00)	$(3.11)
Diluted	$(1.24)	$(2.80)	$(3.00)	$(3.11)

Weighted-average number of shares outstanding-basic	50,043	46,418	49,441	44,721
Weighted-average number of shares outstanding-diluted	50,043	46,418	49,441	44,721
___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$43	$100	$231	$390
Selling, general and administrative	2,522	2,357	7,932	8,504
Research and development	304	215	805	583
Discontinued operations	—	837	—	2,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(61,807)	$(130,020)	$(148,453)	$(138,916)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(11,034)	2,818	(11,636)	(1,873)
Reclassification of gain on equity securities, net of taxes of $3,041		—		(4,757)
Unrealized gain on marketable securities, net of taxes of $1, $12, $1 and $984, respectively	(1)	17	2	1,540
Reclassification of currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary	—	—	2,628	—
Reclassification of minimum pension liability to earnings	—	(8)	(344)	(23)
Other comprehensive (loss) income	(11,035)	2,827	(9,350)	(5,113)

Comprehensive loss	$(72,842)	$(127,193)	$(157,803)	$(144,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(148,453)	$(138,916)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,617	26,035
Stock-based compensation expense	8,968	12,030
Amortization of intangible assets	7,241	7,001
Amortization of deferred financing costs and debt discount	8,162	7,651
Deferred income taxes	2,268	(35,339)
Excess tax benefit from stock-based compensation arrangements	(59)	(746)
Non-cash adjustments to derivative fair value	2,000	3,000
Non-cash realized gain on BioMimetic stock	—	(7,798)
BioMimetic goodwill and intangible impairment charge	—	203,081
Gain on sale of OrthoRecon business	(24,277)	—
Mark-to-market adjustment for CVRs (Note 1)	51,294	(60,310)
Other	1,537	(1,271)
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(8,475)	4,111
Inventories	(12,472)	4,152
Prepaid expenses and other assets	(13,825)	(40,187)
Accounts payable	18,594	6,610
Accrued expenses and other liabilities	7,728	16,617
Net cash (used in) provided by operating activities	(86,152)	5,721
Investing activities:
Capital expenditures	(35,706)	(22,512)
Acquisition of businesses (Note 2)	(80,556)	(40,407)
Purchase of intangible assets	(2,761)	(3,273)
Sales and maturities of available-for-sale marketable securities	11,245	22,352
Investment in available-for-sale marketable securities	—	(20,719)
Proceeds from sale of assets	274,687	8,500
Net cash provided by (used in) investing activities	166,909	(56,059)
Financing activities:
Issuance of common stock	26,376	2,801
Payments of deferred financing and equity issuance costs	—	(16)
Payments of capital leases	(260)	(781)
Excess tax benefit from stock-based compensation arrangements	59	746
Net cash provided by financing activities	26,175	2,750
Effect of exchange rates on cash and cash equivalents	(2,636)	21
Net increase (decrease) in cash and cash equivalents	104,296	(47,567)
Cash and cash equivalents, beginning of period	168,735	320,360
Cash and cash equivalents, end of period	$273,031	$272,793

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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of September 30, 2014 and December 31, 2013 due to their short maturities or variable rates.
The remaining outstanding $3.8 million of our 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes) are carried at cost. The estimated fair value of the 2014 Notes was approximately $3.7 million at September 30, 2014, based on a limited number of trades (Level 1) and does not necessarily represent the value at which the entire 2014 Note portfolio can be retired.
The outstanding $300 million of our 2.00% Convertible Senior Notes maturing in 2017 (2017 Notes) are carried at cost, net of unamortized discount. The estimated fair value of the 2017 Notes was approximately $399.8 million at September 30, 2014, based on a quoted price in an active market (Level 1).
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

The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative and 2017 Notes Hedges as of September 30, 2014:

	2017 Notes Conversion Derivative	2017 Notes Hedge
Stock Price Volatility (1)	35%	35%
Credit Spread for Wright (2)	1.8%	N/A
Credit Spread for Bank of America, N.A. (3)	N/A	0.5%
Credit Spread for Deutsche Bank AG (3)	N/A	0.5%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.3%

(1)	Volatility selected based on historical and implied volatility of common shares of Wright Medical Group, Inc.

(2)	Credit spread was estimated based on BVAL price from Bloomberg as of valuation date.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ FrameTM and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.3 million of contingent liabilities for potential future cash payments related to these transactions as of September 30, 2014. The fair value of the contingent consideration associated with each of the acquisitions noted above as of September 30, 2014, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in "Other expense (income), net" in our condensed consolidated statements of operations.
As part of the acquisition of WG Healthcare in 2013, we have recorded contingent consideration of approximately $2.8 million as of September 30, 2014. The fair value of the contingent consideration associated with this acquisition as of September 30, 2014,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

was determined using a discounted cash flow model, utilizing a 12% discount rate and probability adjusted estimates of the future earnings and is classified in Level 3. For the three months ended September 30, 2014, the change in the value of the contingent consideration resulted in $1.7 million of expense, which was recorded in Other expense (income), net in the condensed consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at September 30, 2014 of $60.3 million was determined using the closing price of the security in the active market (Level 1). For the three and nine months ended September 30, 2014, the change in the value of the CVR resulted in an $18.5 million and $51.3 million of expense, which was recorded in Other expense (income) in the condensed consolidated statements of operations.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2014
Assets
Cash and cash equivalents	$273,031	$273,031	$—	$—
Available-for-sale marketable securities
Corporate debt securities	1,117	—	1,117	—
U.S. government debt securities	2,029	2,029	—	—
Total available-for-sale marketable securities	3,146	2,029	1,117	—

2017 Notes Hedges	112,000	—	—	112,000

Total	$388,177	$275,060	$1,117	$112,000

Liabilities
2017 Notes Conversion Derivative	$108,000	$—	$—	$108,000
Contingent consideration	3,019	—	—	3,019
Contingent consideration (CVR)	60,263	60,263	—	—

Total	$171,282	$60,263	$—	$111,019

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2013
Assets
Cash and cash equivalents	$168,534	$168,534	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	$4,998	$—	$4,998	$—
Certificate of deposit	245	—	245	—
Corporate debt securities	5,188	—	5,188	—
U.S. Government debt securities	4,117	4,117	—	—
Total available-for-sale marketable securities	14,548	4,117	10,431	—

2017 Notes Hedges	118,000	—	—	118,000

Total	$301,082	$172,651	$10,431	$118,000

Liabilities
2017 Notes Conversion Derivative	$112,000	$—	$—	$112,000
Contingent consideration	6,237	—	—	6,237
Contingent consideration (CVR)	$8,969	8,969	$—	$—
Total	$127,206	$8,969	$—	$118,237
On October 27, 2014, we announced that we had received an Approvable Letter from the U.S. Food and Drug Administration (FDA) for our Premarket Approval Application (PMA) for Augment® Bone Graft. Following this announcement, the fair value of the CVR's increased significantly and traded at an average value of approximately $125 million in the four days following announcement. Approximately $98 million of the liability associated with the CVR's will be payable shortly after receipt of final approval from the FDA for Augment® bone graft.

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2013	Transfers into Level 3	Gain/(Losses) included in Earnings	Currency	Settlements	Acquisition Measurement Period Adjustment	Balance at September 30, 2014

2017 Notes Hedges	$118,000	—	(6,000)	—	—	—	$112,000

2017 Notes Conversion Derivative	$(112,000)	—	4,000	—	—	—	$(108,000)

Contingent Consideration	$(6,236)	—	(1,975)	391	840	3,961	$(3,019)

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$416
Accounts receivable	2,366
Inventory	2,244
Prepaid and other current assets	372
Property, plant and equipment	360
Intangible assets	21,584
Accounts payable and accrued liabilities	(2,196)
Total net assets acquired	$25,146

Goodwill	64,326

Total purchase consideration	$89,472
The purchase price allocation was adjusted in the second quarter of 2014 for the finalization of the valuation of the acquired intangible assets. Intangible assets decreased $0.5 million during the second quarter of 2014. During the third quarter of 2014 the purchase price allocation was adjusted to record certain tax related liabilities existing at the date of acquisition. Accrued liabilities increased $0.2 million during the third quarter of 2014.
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
The acquired business contributed revenues of $9.7 million and operating income of $0.4 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through September 30, 2014.
Our consolidated results of operations would not have been materially different than reported results had the Solana acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.
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
During the quarter ended June 30, 2014, we finalized the calculation of the acquisition date fair value of contingent consideration, which was reduced by $2.9 million at that time.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash and cash equivalents	$98
Accounts receivable	1,308
Inventory	2,156
Prepaid and other current assets	49
Property, plant and equipment	1,801
Intangible assets	7,772
Accounts payable and accrued liabilities	(949)
Total net assets acquired	$12,235

Goodwill	20,801

Total purchase consideration	$33,036
The purchase price allocation was adjusted in the second quarter of 2014 for the finalization of the valuation of acquired intangible assets. Intangible assets decreased $1.8 million during the second quarter of 2014. The purchase price allocation was adjusted in the third quarter of 2014 to record certain tax related liabilities that existed at the date of acquisition. Accrued liabilities increased $0.4 million during the third quarter of 2014.
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
The acquired business contributed revenues of $5.1 million and operating income of $0.2 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through September 30, 2014.
Our consolidated results of operations would not have been materially different than reported results had the OrthoPro acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.

Biotech International
On November 15, 2013, we acquired 100% of the outstanding equity of Biotech, a leading, privately held French orthopaedic extremities company, for approximately $55.0 million in cash and $21.0 million of our common stock. All of our common stock issued in connection with the transaction is subject to a lockup period of one year. The transaction significantly expands our direct sales channel in France and international distribution network and adds Biotech’s complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The acquisition was recorded by allocating the costs of the assets and liabilities acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the net assets and liabilities acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$252
Accounts receivable	5,400
Inventory	5,814
Prepaid and other current assets	303
Property, plant and equipment	2,573
Intangible assets	17,800
Accounts payable and accrued liabilities	(2,552)
Deferred tax liability - current	(52)
Deferred tax liability - noncurrent	(4,705)
Net assets acquired	$24,833

Goodwill	51,204

Total purchase consideration	$76,037
The purchase price allocation was adjusted in the first quarter of 2014 to the preliminary valuation of acquired intangible assets. Intangible assets, net of tax, increased $1.5 million during the first quarter of 2014. The purchase price allocation was adjusted in the third quarter of 2014 to record $0.5 million of tax related liabilities that existed as of the date of acquisition, and to reduce the acquisition date fair value of contingent consideration by $4.2 million. These adjustments were not considered material to previously reported balances and, accordingly, such balances have not been updated.
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
The acquired business contributed revenues of $10.5 million and operating loss of $3.7 million, which excludes transaction and transition costs, to our consolidated results during 2014. Our consolidated results of operations would not have been materially different than reported results had the Biotech acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.

3. Discontinued Operations
On January 9, 2014, pursuant to the previously disclosed Asset Purchase Agreement, dated as of June 18, 2013 (the Purchase Agreement), by and among us, MicroPort Scientific Corporation, a corporation formed under the laws of the Cayman Islands (MicroPort), and MicroPort Medical B.V., a besloten vennootschap formed under the laws of the Netherlands, we completed our divesture and sale of our business operations operating under the OrthoRecon operating segment (the OrthoRecon Business) to MicroPort. Pursuant to the terms of the Purchase Agreement, the purchase price (as defined in the Purchase Agreement) for the OrthoRecon Business was approximately $285 million (including an estimated working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.

All current and historical operating results for the OrthoRecon segment are reflected within discontinued operations in the condensed consolidated financial statements. In addition, costs within historical operating results associated with corporate employees and infrastructure transferred as a part of the sale were included in discontinued operations. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$—	$48,986	$3,056	$173,252
(Loss) income before tax (including $24.3 million gain from disposal)	(18,137)	(8,611)	(7,121)	9,872
Income tax (benefit) provision	(5,977)	(3,091)	7,804	3,831
(Loss) income from discontinued operations, net of tax	(12,160)	(5,520)	(14,925)	6,041
The nine-months ended September 30, 2014 effective tax rate within the results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon segment. The 2014 tax provision reflects an estimated purchase price allocation by tax jurisdiction for the sale of the OrthoRecon business, which is not anticipated to change materially upon finalization.
Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Charges associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. During the three months ended September 30, 2014, we recorded expense of $13.8 million in discontinued operations in connection to the reported settlement associated with the ConforMIS matter. See Note 12 of the condensed consolidated financial statements for additional information regarding the ConforMIS matter.
MicroPort is responsible for product liability claims associated with products it sells after the closing.

4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$5,936	$2,693
Work-in-process	11,418	6,950
Finished goods	68,092	62,800
	$85,446	$72,443

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
As of September 30, 2014 and December 31, 2013, we had current marketable securities totaling $3.1 million and $6.9 million, respectively, consisting of investments in corporate and government bonds, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $7.7 million as of December 31, 2013, consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At September 30, 2014
Available-for-sale marketable securities
Corporate debt securities	1,117	—	—	1,117
U.S. government debt securities	2,028	1	—	2,029
Total available-for-sale marketable securities	$3,145	$1	$—	$3,146

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2013
Available-for-sale marketable securities
U.S. agency debt securities	$5,002	$—	$(4)	$4,998
Certificate of deposit	245	—	—	245
Corporate debt securities	5,186	2	—	5,188
U.S. government debt securities	4,116	1	—	4,117
Total available-for-sale marketable securities	$14,549	$3	$(4)	$14,548

The maturities of available-for-sale debt securities at September 30, 2014 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$3,145	$3,146
Due after one year	—	—
	$3,145	$3,146

6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Property, plant and equipment, at cost	$180,472	$141,585
Less: Accumulated depreciation	(85,196)	(71,070)
	$95,276	$70,515

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Capital lease obligations	$8,859	$8,238
2017 Notes	270,282	263,395
2014 Notes	3,768	3,768
	282,909	275,401
Less: current portion	(4,482)	(4,174)
	$278,427	$271,227
2017 Notes
On August 31, 2012, we issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture, dated as of August 31, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2017 Notes will mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of 2.00%. We may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that we are not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. The holder of the 2017 Notes may convert their notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including during the period beginning 35 scheduled trading days prior to the anticipated effective date of our proposed merger with Tornier N.V. and ending 35 trading days after the actual effective date of such merger. While we currently do not expect significant conversions because the notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the indenture relating to the 2017 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2017 Notes, subject to certain conditions, holders of the 2017 Notes will have the option to require us to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2017 Notes. In addition, following certain corporate transactions, we, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of this transaction, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and nine months ended September 30, 2014, the Company recorded $2.3 million and $6.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
The components of the 2017 Notes were as follows (in thousands):

	September 30, 2014	December 31, 2013
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(29,718)	(36,605)
Net carrying amount of 2017 Notes	$270,282	$263,395
We entered into 2017 Notes Hedges in connection with the issuance of the 2017 Notes with three counterparties (the Option Counterparties). The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. However, in connection with certain events, including a merger such as our proposed merger with Tornier N.V., the Option Counterparties have the discretion to make certain adjustments to the 2017 Note Hedges and warrant transactions, which may reduce the effectiveness of the 2017 Note Hedges or increase our obligations under the warrant transactions. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 8 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.
We also entered into warrant transactions in which we sold warrants for an aggregate of 11.8 million shares of our common stock to the Option Counterparties, subject to adjustment. The strike price of the warrants was initially $29.925 per share, which was

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

50% above the last reported sale price of our common stock on August 22, 2012. The warrants are net-share settled and are exercisable over the 100 trading day period beginning on November 15, 2017. The warrant transactions will have a dilutive effect to the extent that the market value per share of our common stock during such period exceeds the applicable strike price of the warrants.
Aside from the initial payment of the $56.2 million premium to the Option Counterparties, we do expect to be required to make any cash payments to the Option Counterparties under the 2017 Notes Hedges and expect to be entitled to receive from the Option Counterparties cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the convertible note hedging transactions during the relevant valuation period, subject to the discretion of the Option Counterparties to make adjustments in connection with our proposed merger as described above. The strike price under the 2017 Notes Hedges is equal to the conversion price of the 2017 Notes. Additionally, if the market value per share of our common stock exceeds the strike price on any day during the 100 trading day measurement period under the warrant transaction, we will be obligated to issue to the Option Counterparties a number of shares equal in value to one percent of the amount by which the then-current market value of one share of our common stock exceeds the then-effective strike price of each warrant, multiplied by the number of shares of common stock into which the 2017 Notes are then convertible at or following maturity. We will not receive any additional proceeds if warrants are exercised. If the 2017 Note Hedges and warrant transactions are terminated in connection with our proposed merger with Tornier N.V. and we do not enter into new hedging and warrant transactions with respect to the 2017 Notes, we would have exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. In such event, the amount of cash payments that we could be required to make to holders of the 2017 Notes could be significantly in excess of the amount of any cash received by us from the Option Counterparties in connection with the termination of the 2017 Note Hedges and warrant transactions.

2014 Notes
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes). The 2014 Notes pay interest semi-annually at an annual rate of 2.625% and are convertible into shares of our common stock at an initial conversion rate of 30.6279 shares per $1,000 principal amount of the notes subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $32.65 per share. The holder of the 2014 Notes may convert at any time on or prior to the close of business on the business day immediately preceding the maturity date. We may redeem the 2014 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 140% of the conversion price for at least 20 days during any consecutive 30-day trading period. Additionally, if we experience a fundamental change event, as defined in the indenture governing the 2014 Notes (Indenture), the holders may require us to repurchase for cash all or a portion of the 2014 Notes, for 100% of the principal amount of the notes, plus accrued and unpaid interest. If upon a fundamental change event, a holder elects to convert its 2014 Notes, we may, under certain circumstances, increase the conversion rate for the 2014 Notes surrendered. The 2014 Notes are unsecured obligations and are effectively subordinated to (i) all of our existing and future secured debt, including our obligations under our credit agreement, to the extent of the value of the assets securing such debt, and (ii) because the 2014 Notes are not guaranteed by any of our subsidiaries, to all liabilities of our subsidiaries.
On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes.
On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. As a result of this transaction, we recognized approximately $0.2 million for the write off of related pro-rata unamortized deferred financing fees. As of September 30, 2014, $3.8 million aggregate principal amount of the 2014 Notes remain outstanding and is classified in the current portion of long-term obligations line on the condensed consolidated balance sheet.

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
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	September 30, 2014	December 31, 2013
2017 Notes Hedges	Other assets	$112,000	$118,000
2017 Notes Conversion Derivative	Other liabilities	$108,000	$112,000
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
2017 Notes Hedges	$(12,000)	$(4,000)	$(6,000)	$25,000
2017 Notes Conversion Derivative	11,000	2,000	4,000	(28,000)
Net loss on changes in fair value	$(1,000)	$(2,000)	$(2,000)	$(3,000)
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At September 30, 2014, we had no foreign currency contracts outstanding.

9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2014, are as follows (in thousands):

	U.S.	International	BioMimetic	Total
Goodwill at December 31, 2013	$92,134	$24,746	$1,383	$118,263
Biotech purchase price allocation adjustment	(3,927)	(1,057)	(50)	(5,034)
Goodwill associated with 2014 acquisitions (see Note 2)	85,127	—	—	85,127
Foreign currency translation	—	(5,454)	—	(5,454)
Goodwill at September 30, 2014	$173,334	$18,235	$1,333	$192,902
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter.
During the first quarter of 2014, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as three operating segments: U.S., International and BioMimetic, based on management's change to the way it monitors performance, aligns strategies, and allocates resources. We determined that each of these operating segments represented a reportable segment. This change in segment reporting has also resulted in a change in reporting units for goodwill impairment measurement purposes. We determined that each operating segment represents a reporting unit, and we subsequently performed a goodwill impairment analysis as of January 1, 2014. We allocated $92.1 million, $24.7 million and $1.4 million of goodwill to the U.S., International and BioMimetic reporting units, respectively, as of January 1, 2014. The goodwill allocated to each reporting unit was based on the relative fair value of each of our reporting units as of the date of impairment analysis. Upon

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

completion of this analysis, we determined that the fair value of our reporting units exceeded their carrying values and, therefore, no impairment charge was necessary.
During 2014, the purchase price allocation for Biotech was adjusted for the finalization of acquisition date fair value of intangible assets and contingent consideration and the recognition of certain tax-related liabilities existing at the date of acquisition, which resulted in a change to the preliminary value of goodwill determined as of December 31, 2013. These adjustments to goodwill were allocated to each of the reporting units based on the relative fair value of each reporting unit as of the date of impairment analysis.

The components of our identifiable intangible assets are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
In-process research and development technology	$4,266		$4,266
Tradename	4,079		4,121
Total indefinite life intangibles	8,345		8,387

Finite life intangibles
Distribution channels	250	187	250	233
Completed technology	33,566	8,309	16,714	5,702
Licenses	8,234	1,506	3,633	1,303
Customer relationships	28,411	4,083	15,578	2,371
Trademarks	2,821	1,656	2,364	1,098
Non-compete agreements	5,336	3,482	5,660	3,155
Other	771	110	771	75
Total finite life intangibles	79,389	$19,333	44,970	$13,937

Total intangibles	87,734		53,357
Less: Accumulated amortization	(19,333)		(13,937)
Intangible assets, net	$68,401		$39,420
Based on total finite life intangible assets held at September 30, 2014, we expect to amortize approximately $9.8 million for the full year of 2014, $8.2 million in 2015, $6.8 million in 2016, $6.3 million in 2017, and $5.6 million in 2018.

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in and reclassifications out of AOCI, net of tax, for the nine months ended September 30, 2014 were as follows (in thousands):

	Currency Translation Adjustment (CTA)	Unrealized Gain(Loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2013	$17,610	$(1)	$344	$17,953
Other comprehensive income (loss), net of tax	(11,636)	2	—	(11,634)
Reclassification of CTA and minimum pension liability adjustment [1]	2,628	—	(344)	2,284
Balance September 30, 2014	$8,602	$1	$—	$8,603

[1]
The balances of CTA and minimum pension liability adjustment within AOCI were written-off following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

11. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units and warrants is calculated using the treasury-stock method. The dilutive effect of 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three- and nine- month periods ended September 30, 2014 and 2013, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded them from the dilutive shares calculation. In addition, approximately 1.6 million and 1.5 million common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three- and nine- month periods ended September 30, 2014, respectively, because their effect is anti-dilutive as a result of our net loss in that period. In addition, approximately 870,000 and 705,000 common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three- and nine- month periods ended September 30, 2013, respectively, because their effect is anti-dilutive as a result of our net loss in that period.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted-average number of shares outstanding, basic	50,043	46,418	49,441	44,721
Common stock equivalents	—	—	—	—
Weighted-average number of shares outstanding, diluted	50,043	46,418	49,441	44,721

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	843	2,402	566	3,300
Non-vested shares, restricted stock units, and stock-settled phantom stock units	1	—	12	305
2014 Notes	115	115	115	115
Warrants	—	11,794	—	11,794

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
In addition to the U.S. Attorney's Office (USAO) and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the CIA. In addition, the matters that gave rise to the CIA could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from these matters.
On August 3, 2012, we received a subpoena from the USAO for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to respond to the subpoena.
Patent Litigation.
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, “Stryker”), each a subsidiary of Stryker Corporation, filed a lawsuit against Wright Medical Technology, Inc. (WMT) in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. Under the Court's claim construction ruling, we do not believe these hip products infringe the asserted patents. In filings with the Court, Stryker has conceded that under the court’s

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the court to dismiss the case so it may pursue an appeal.
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
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant. On October 9, 2014, the parties jointly advised the Court that they had reached an agreement in principle to settle the matter. In connection with the reported settlement, we recorded expenses of $0.9 million in continuing operations and $13.8 million in discontinued operations. In addition we recorded a $4.6 million asset in connection with the fully paid non-exclusive foot and ankle license contemplated by the reported settlement. $10.7 million of the $13.8 million recorded in discontinued operations reflects estimated royalty payments based on future sales by MicroPort Orthopedics, which will be paid through 2026.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.”
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that Wright’s X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  Plaintiff has not yet served the complaint.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of pre-existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $16 million to $21 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $16 million, which represents the low-end of our estimated aggregate range of loss. We have classified $10 million of this liability as current in “Accrued expenses and other current liabilities” and $6 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next 3 years.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. As of September 30, 2014, our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $4.4 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $20.6 million for cash spending to date associated with defense and settlement costs. We have classified $25 million within current receivables.
During the quarter ended September 30, 2013, we reached the maximum insurance coverage for Modular Neck Claims of $40 million, when previous spending on legal defense costs and claim settlements are combined with our estimated product liability for future settlements. As a result, we recognized approximately $8.1 million of expense within results from discontinued operations for 2014 for legal expenses and adjustments to our estimated liabilities for future settlements recognized in excess of the $40 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within results of discontinued operations. As noted above, our insurance receivable for cash spending is $20.6 million out of the remaining $25 million insurance receivable. We anticipate actual cash spending may exceed this maximum within the next year.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part II Item 1 of this Quarterly Report. The number of these lawsuits, presently in excess of 900, continues to increase, we believe due to the increasing negative publicity in the industry regarding metal-on-metal hip products. We have also entered into an excess of 600 so called "tolling agreements" with potential claimants who have not yet filed suit. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we are participating in court supervised non-binding mediation in the multi-district federal court litigation. This mediation is continuing. The supervising judges in the federal and California state consolidated proceedings have set bellwether trial dates in March and November 2015 respectively.
Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to reasonably estimate a possible loss or range of possible losses for the Consolidated Metal-on-Metal Claims until we know, at a minimum, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential pool of potential claimants, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation, and (v) any other factors that may have a material effect on the litigation or on a party’s litigation strategy.
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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of September 30, 2014, this receivable totaled $11.7 million, and is solely related to defense costs incurred through

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

September 30, 2014. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims. Based on the information we have available at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. As circumstances continue to develop, our belief that we will be able to resolve the Consolidated Metal-on-Metal Claims within our available insurance coverage could change, which could materially impact our results of operations and financial position.
In June 2014, St. Paul Surplus Lines Insurance Company (“Travelers”), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action.
In February 2014, Biomet, Inc. (Biomet) announced it had reached a settlement in the multi-district litigation involving its own metal-on-metal hip products. The terms announced by Biomet include: (i) an expected base settlement amount of $200,000; (ii) an expected minimum settlement amount of $20,000; (iii) no payments to plaintiffs who did not undergo a revision surgery; and (iv) a total settlement amount expected to be within Biomet’s aggregate insurance coverage. We believe our situation involves facts and circumstances that differ significantly from the Biomet cases. We therefore do not consider the Biomet situation sufficiently analogous to provide a reasonable basis for estimate, and deem it unlikely that any settlement of our cases will occur at a base settlement level as high as Biomet’s expected average settlement amount. As circumstances continue to develop, our belief that a base settlement level as high as Biomet’s expected average settlement amount could change.
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
Selected financial information related to our segments is presented below for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$51,297	$20,010	$—	$—	$71,307
Depreciation expense	2,414	841	108	1,291	4,654
Amortization expense	1,293	547	77	—	1,917
Segment operating income (loss)	$6,448	$(3,213)	$(2,601)	$(15,660)	$(15,026)
Other:
Inventory step-up amortization					(302)
Distributor conversion and non-compete charges					(478)
Patent dispute settlement					(900)
Management Changes					(1,203)
Acquisition due diligence, transaction and transition expenses					(2,740)
Operating loss					(20,649)
Interest expense, net					4,565
Other (income) expense, net					21,430
Loss before income taxes					$(46,644)
Capital expenditures	$4,267	$3,290	$—	$3,865	$11,422

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2013
	U.S.	International	BioMimetic	Corporate	Total
Sales	$42,998	$14,643	$—	$—	$57,641
Depreciation expense	2,030	561	119	605	3,315
Amortization expense	442	84	191	—	717
Segment operating income (loss)	$6,310	$34	$(3,494)	$(14,323)	$(11,473)
Other:
Inventory step-up amortization					(197)
Distributor conversion and non-compete charges					(737)
BioMimetic Impairment					(207,228)
Acquisition due diligence, transaction and transition expenses					(12,924)
Operating loss					(232,559)
Interest expense, net					4,044
Other (income) expense, net					(64,019)
Loss before income taxes					$(172,584)
Capital expenditures	$4,234	$216	$—	$3,302	$7,752
Total capital expenditures for the three months ended September 30, 2013, does not include $5 million related to discontinued operations and the OrthoRecon divestiture.

Selected financial information related to our segments is presented below for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$149,591	$65,142	$—	$—	$214,733
Depreciation expense	7,093	2,246	324	3,831	13,494
Amortization expense	3,820	1,663	231	1	5,715
Segment operating income	$12,914	$(2,385)	$(9,385)	$(52,658)	$(51,514)
Other:
Inventory step-up amortization					(1,521)
Distributor conversion and non-compete charges					(1,698)
Patent dispute settlement					(900)
Management Changes					(1,203)
Acquisition due diligence, transaction and transition expenses					(16,030)
Operating loss					(72,866)
Interest expense, net					12,873
Other (income) expense, net					54,986
Income before income taxes					$(140,725)
Capital expenditures	$13,464	$7,597	$39	$14,606	$35,706

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2013
	U.S.	International	BioMimetic	Corporate	Total
Sales	$128,399	$46,107	$—	$—	$174,506
Depreciation expense	6,371	1,726	275	1,892	10,264
Amortization expense	2,860	248	446	—	3,554
Segment operating income (loss)	$19,395	$5,548	$(8,667)	$(40,050)	$(23,774)
Other:
Inventory step-up amortization					(499)
Distributor conversion and non-compete charges					(2,975)
BioMimetic Impairment					(207,228)
Acquisition due diligence, transaction and transition expenses					(24,490)
Operating loss					(258,966)
Interest expense, net					11,979
Other (income) expense, net					(65,291)
Loss before income taxes					$(205,654)
Capital expenditures	$8,230	$758	$—	$6,123	$15,111
Total capital expenditures for the nine months ended September 30, 2013, does not include $7.4 million related to discontinued operations and the OrthoRecon divestiture.
Assets in the U.S., International and BioMimetic segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, derivative asset, property, plant and equipment associated with our corporate headquarters, assets associated with OrthoRecon insurance receivables, and assets associated with income taxes. Total assets by business segment as of September 30, 2014 are as follows (in thousands):

	September 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$430,810	$100,289	$19,790	$415,812	$966,701

Our principal geographic regions consist of the United States, Europe (which includes the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). The following table presents net sales by geographic area for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended			Nine Months Ended
Geographic	September 30, 2014	September 30, 2013	% change	September 30, 2014	September 30, 2013	% change
United States	$51,297	$42,998	19.3%	$149,591	$128,399	16.5%
Europe	11,180	6,889	62.3%	36,615	21,213	72.6%
Other	8,830	7,754	13.9%	28,527	24,894	14.6%
Total net sales	$71,307	$57,641	23.7%	$214,733	$174,506	23.1%

14. Subsequent Event

On October 27, 2014, we entered into an Agreement and Plan of Merger by and among Tornier N.V., a Dutch public limited company (naamloze vennootschap) (“Tornier”), Trooper Holdings Inc., a Delaware corporation and a direct wholly-owned subsidiary of Tornier (“Holdco”), Trooper Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Tornier (“Merger Sub”), pursuant to which Merger Sub will merge with and into Wright, with Wright as the surviving corporation and an indirect wholly-owned subsidiary of Tornier (the “Merger”). As a result of the Merger, Tornier will be renamed “Wright Medical Group N.V.” Upon completion of the Merger, Wright shareholders will own approximately 52% of the combined company on a fully diluted basis and Tornier stockholders will own approximately 48%.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Each party’s obligation to implement the Merger is subject to certain customary conditions, including (1) the adoption of the Merger Agreement by Wright shareholders holding a majority of the outstanding shares of Wright’s common stock, (2) the approval of the Merger Agreement and issuance of Tornier ordinary shares in connection with the Merger by Tornier shareholders holding a majority of the outstanding shares of Tornier common stock, (3) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or applicable antitrust or competition laws of other jurisdictions in connection with the Merger having expired or having been terminated, (4) there shall be no action pending against Tornier, Holdco, Merger Sub or Wright seeking to enjoin the Merger, seeking material damages in connection with the Merger, seeking to compel Wright or Tornier of any material assets as a result of the Merger or seeking to impose criminal liability on Tornier, Holdco, Merger Sub or Wright in connection with the Merger, (5) the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, generally subject to a Material Adverse Effect (as defined in the Merger Agreement) standard and (6) the performance by the other party of all of its obligations and compliance with all of its covenants under the Merger Agreement in all material respects.
The Merger is expected to close in the first half of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine month periods ended September 30, 2014. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2013, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
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
Significant Quarterly Business Developments. On October 27, 2014, we entered into a definitive merger agreement with Tornier N.V. under which Wright and Tornier will combine in an all stock transaction with a combined equity value of approximately $3.3 billion. Under the terms of the agreement each outstanding share of our common stock will be exchanged for 1.0309 ordinary shares of Tornier. Upon completion of the merger, Wright shareholders will own approximately 52% of the shares of the combined company on a fully diluted basis and Tornier shareholders will own approximately 48%. The transaction is subject to the customary closing conditions, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as Wright and Tornier shareholder approval.
Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and will leverage the global strengths of both product brands as a pure play Extremities-Biologics business. The combined company will have its U.S. headquarters in Memphis, Tennessee, where Wright’s current headquarters is located. Wright Medical Group N.V. will be led by Robert Palmisano, who will become president and chief executive officer of the combined company. David Mowry, Tornier’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board and five representatives from Tornier’s existing board, including Robert Palmisano and David Mowry. The merger of Wright and Tornier will create a mid-sized growth company uniquely positioned with leading technologies and specialized sales forces in three of the fastest growing areas of orthopaedics – Upper Extremities, Lower Extremities and Biologics. The highly complementary nature of the two businesses will give the combined company significant diversity and scale across a range of geographies and product categories.
On October 27, 2014, we received an Approvable Letter from the U.S. Food & Drug Administration (FDA) for our Premarket Approval Application (PMA) for Augment® Bone Graft. The approvable letter indicates the FDA determined Augment® Bone Graft to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. We currently anticipate that we will be able to sell Augment® Bone Graft in the United States beginning in the first half of 2015.
During the quarter ended September 30, 2014, we made the following executive management changes:

•
Chief Compliance Officer: On September 26, 2014, Daniel Garen, Senior Vice President and Chief Compliance Officer resigned. Mr. Garen's resignation was not a result of any compliance issues or concerns. On September 30, 2014, Wesley Porter was appointed Senior Vice President and Chief Compliance Officer, effective October 1, 2014.

•
President U.S. Extremities: On August 20, 2014, we announced the departure of Eric Stookey, President, U.S. Extremities/Biologics. Subsequently, Kevin Cordell was appointed President, U.S. Extremities, effective September 29, 2014.

Net sales increased 24% in the quarter ended September 30, 2014 to $71.3 million, compared to net sales of $57.6 million in the quarter ended September 30, 2013, driven primarily by a 30% increase in global foot and ankle sales.
Our U.S. sales increased 19% in the third quarter of 2014, as a 28% increase in foot and ankle sales and a 4% increase in biologics sales were partially offset by a 7% decrease in upper extremity sales.
Our international sales increased 37% to $20.0 million in the third quarter of 2014, compared to $14.6 million in the third quarter of 2013, primarily due to the Biotech acquisition in the fourth quarter of 2013. The remaining growth was driven primarily by our market focus in Asia and the United Kingdom.
In the third quarter of 2014, we recorded a net loss from continuing operations of $49.6 million, compared to a net loss from continuing operations of $124.5 million for the third quarter of 2013. The decrease in pre-tax net loss from continuing operations was driven by:

•
$207.2 million ($171.3 million net of taxes) of impairment and other charges related to assets acquired from BioMimetic, including $1.0 million of charges recorded within Cost of Sales to write down inventory to its estimated net realizable value, recorded in the third quarter of 2013; and

•	$10.4 million ($6.0 million net of taxes) decrease in transition costs associated with the sale of our OrthoRecon business.
These favorable impacts were partially offset by pre-tax items unfavorably impacting the net loss in the third quarter of 2014 that included:

•	$84.6 million ($84.6 million net of taxes) year-over-year unfavorability from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the acquisition of BioMimetic;

•	$1.2 million ($1.2 million net of taxes) of expenses associated with executive management changes in the third quarter of 2014;

•	$1.7 million ($1.7 million net of taxes) of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare; and

•	decreased profitability, primarily driven by expense dis-synergies following the sale of our OrthoRecon business.
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
Business continuity, investments in innovation, and a seamless customer experience are top priorities, and we are highly focused on ensuring that no business momentum is lost during the transition period. As such, we have had inefficiencies post the transaction but will have an excellent opportunity to improve efficiency and leverage fixed costs in the business going forward. Additionally, there have been, and continue to be, expense dis-synergies as a result of the transaction, and we have had, and continue to expect, short-term revenue dis-synergies as we work through the separation of some of the remaining full-line distribution both in the U.S. and outside the U.S.
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
Comparison of three months ended September 30, 2014 to three months ended September 30, 2013
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended September 30,
	2014		2013
	Amount	% of Sales	Amount	% of Sales
Net sales	$71,307	100.0%	$57,641	100.0%
Cost of sales [1]	16,703	23.4%	14,037	24.4%
Gross profit	54,604	76.6%	43,604	75.6%
Operating expenses:
Selling, general and administrative [1]	66,926	93.9%	63,054	109.4%
Research and development [1]	5,948	8.3%	5,518	9.6%
Amortization of intangible assets	2,379	3.3%	1,342	2.3%
BioMimetic impairment charges	—	—%	206,249	357.8%
Total operating expenses	75,253	105.5%	276,163	479.1%
Operating loss	(20,649)	(29.0%)	(232,559)	(403.5%)
Interest expense, net	4,565	6.4%	4,044	7.0%
Other expense, net	21,430	30.1%	(64,019)	(111.1%)
Loss from continuing operations before income taxes	(46,644)	(65.4%)	(172,584)	(299.4%)
Provision (benefit) from income taxes	3,003	4.2%	(48,084)	(83.4%)
Net loss from continuing operations	(49,647)	(69.6%)	(124,500)	(216.0%)
Loss from discontinued operations, net of tax [1]	(12,160)		(5,520)
Net loss	$(61,807)		$(130,020)
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,
	2014	% of Sales	2013	% of Sales
Cost of sales	$43	0.1%	$100	0.2%
Selling, general and administrative	2,522	3.5%	2,357	4.1%
Research and development	304	0.4%	215	0.4%
Loss from discontinued operations, net of tax	—	n/a	837	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	September 30, 2014	September 30, 2013	% change
U.S.
Foot and Ankle	35,560	27,727	28.3%
Upper Extremity	4,016	4,317	(7.0%)
Biologics	11,162	10,685	4.5%
Other	559	269	107.0%
Total U.S.	$51,297	$42,998	19.3%

International
Foot and Ankle	10,068	7,506	34.1%
Upper Extremity	2,351	1,616	45.6%
Biologics	5,860	4,499	30.2%
Other	1,731	1,022	69.5%
Total International	$20,010	$14,643	36.7%

Total Sales	$71,307	$57,641	23.7%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $51.3 million in the third quarter of 2014, as compared to $43.0 million in the third quarter of 2013, a 19% increase. Sales from products acquired from Solana and OrthoPro contributed sales of $6 million in the third quarter of 2014.
Our U.S. foot and ankle net sales increased to $35.6 million in the third quarter of 2014, representing growth of 28% over the third quarter of 2013. This increase was driven by sales from products acquired from Solana and OrthoPro, as well as continued growth of our Total Ankle Replacement products. The U.S. foot and ankle sales growth includes the impact of the addition of Solana and OrthoPro's products into our existing direct sales force, offset by some cannibalization of product sales.
Our U.S. biologics sales totaled $11.2 million in the third quarter of 2014, representing a 4% increase from the third quarter of 2013, driven primarily by an increase in the sales of our PRO-DENSE® and ALLOPURE® line of products.
Our U.S. upper extremities sales were impacted by dis-synergies in our U.S. sales channel following the sale of our OrthoRecon business.
International Segment. Net sales in our International segment totaled $20.0 million in the third quarter of 2014, as compared to $14.6 million in the third quarter of 2013, a 37% increase. Sales from products acquired from Biotech contributed sales of $2.4 million in the third quarter of 2014.
Our international foot and ankle sales increased 34% to $10.1 million in the third quarter of 2014, driven by sales from foot and ankle products acquired from Biotech and increases in other geographic regions as a result of our focus on international market expansion focus.
Our international upper extremities sales growth of 45.6% was primarily attributable to sales from products acquired from Biotech.
Our international biologics sales growth of 30.2% was primarily attributable to market expansion focus in Asia.
Cost of Sales
Our cost of sales as a percentage of net sales decreased to 23.4% in the third quarter of 2014, as compared to 24.4% in the third quarter of 2013. Cost of sales for the third quarter of 2013 included $1.0 million (1.7% of net sales) of charges to write down inventory acquired from BioMimetic to its estimated net realizable value. The remaining cost of sales increased as a percentage of net sales, primarily due to dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.

Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 93.9% in the third quarter of 2014, compared to 109.4% in the third quarter of 2013. Selling, general and administrative expense for the third quarter of 2014 included $1.9 million of transition and transaction costs related to our recent acquisitions (2.7% of net sales), $1.2 million of costs connected to management changes (1.7% of net sales), $0.9 million of costs related to a patent dispute settlement (1.2% of net sales) and $0.9 million of transition costs associated with the sale of the OrthoRecon business (1.2% of net sales). Selling, general and administrative expense for the third quarter of 2013 included $11.2 million of transition costs associated with the sale of our OrthoRecon business (19.5% of net sales), $1.7 million of due diligence, transition and transaction costs related to our acquisitions of BioMimetic and Biotech (3.0% of net sales), and $0.1 million of cost related to distributor transition agreements (0.2% of net sales). The remaining selling, general and administrative expenses were relatively flat as a percentage of sales, as continued investment in international growth opportunities and dis-synergies as a result of the sale of the OrthoRecon business in certain corporate and international expenses were mostly offset by lower levels of expense for cash incentive compensation. These dis-synergies include expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities. Additionally, we are incurring short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses, and we expect such dis-synergies to continue until they are fully integrated in late 2014.
Research and Development
Our investment in research and development activities represented approximately 8.3% of net sales in the third quarter of 2014, as compared to 9.6% of net sales in the third quarter of 2013. Research and development costs decreased as a percentage of net sales as incremental expenses associated with the acquired Biotech business and dis-synergies in certain shared functions as a result of the sale of the OrthoRecon business were more than offset by increased sales.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets were $2.4 million in the third quarter of 2014 compared to $1.3 million in the third quarter of 2013. The increase is primarily due to the amortization of intangible assets acquired in our recent Solana and OrthoPro acquisitions over the past year.
Based on the intangible assets held as of September 30, 2014, we expect to recognize amortization expense of approximately $9.8 million for the full year of 2014, $8.2 million in 2015, $6.8 million in 2016, $6.3 million in 2017, and $5.6 million in 2018.
BioMimetic Impairment Charges
During the third quarter of 2013, we recorded charges of approximately $206.2 million associated with the BioMimetic business acquired in the first quarter of 2013. On August 7, 2013, we received a not approvable letter from the FDA in response to our Pre-PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures, and we were required to evaluate assets associated with the BioMimetic acquisition for impairment. As a result of this evaluation, we recorded an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million, as well as the recognition of a $3.2 million charge for noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we estimated would expire unused.
Interest Expense, Net
Interest expense, net, consists of interest expense of $4.6 million during the third quarter of 2014 and $4.2 million during the third quarter of 2013, offset by interest income of $0.1 million during the third quarter of 2014 and 2013. Our interest expense relates primarily to non-cash interest expense associated with the amortization of the discount on our 2017 Notes of $2.3 million and $2.2 million in 2014 and 2013, respectively, as well as interest expense on our 2017 Notes totaling $1.5 million in both 2014 and 2013. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2014 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other (Income) Expense, Net
Other (income) expense, net was $21.4 million of expense in the third quarter of 2014, compared to $64.0 million of income in the third quarter of 2013. For the third quarter of 2014, other (income) expense, net includes an unrealized loss of $18.5 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic, $1.7 million of expense for the fair value adjustment for contingent consideration associated with the WG Healthcare acquisition and an unrealized loss of $1.0 million for the net mark-to-market adjustments on our derivative asset and liability. For the third quarter of 2013, other (income) expense, net includes an unrealized gain of $66.1 million on CVRs issued in connection with the acquisition of BioMimetic, partially offset by an unrealized loss of $2.0 million for mark-to-market adjustments on our derivative asset and liability.

Provision from Income Taxes
We recorded an income tax provision of $3.0 million in the third quarter of 2014, compared to a tax benefit of $48.1 million in the third quarter of 2013. During the third quarter of 2014, our effective tax rate was approximately 6.5% as compared to 27.9% in the third quarter of 2013. The decrease in the effective tax benefit rate is primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2014, net loss results from costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business. The effective tax rate within results of discontinued operations for the quarter ended September 30, 2014 was approximately 33.0%.
For 2013, income from discontinued operations includes a full quarter of activity of the OrthoRecon business.
Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Net Sales	$51,297	$42,998	$20,010	$14,643	$—	$—
Gross Profit	42,939	36,599	12,010	8,281	—	—
Gross Profit as a percent of net sales	83.7%	85.1%	60.0%	56.6%	N/A	N/A
Operating Income (Loss)	$6,448	$6,310	$(3,213)	$34	$(2,601)	$(3,494)
Operating Income as a percent of net sales	12.6%	14.7%	(16.1)%	0.2%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales decreased primarily due to dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions. Operating income was relatively flat as increased gross profit due to higher sales was mostly offset by investments in sales and marketing and distribution initiatives and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses.
International Segment - The increase in gross profit as a percent of net sales is due to favorable geographic and product mix. The decline in operating profitability is due to dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business.
BioMimetic Segment - The decrease in operating loss for the quarter is the result of decreased expenses as a result of integration of certain administrative functions from the BioMimetic business to the U.S. business.

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Sales	Amount	% of Sales
Net sales	$214,733	100.0%	$174,506	100.0%
Cost of sales [1]	54,126	25.2%	42,298	24.2%
Gross profit	160,607	74.8%	132,208	75.8%
Operating expenses:
Selling, general and administrative [1]	207,629	96.7%	164,306	94.2%
Research and development [1]	18,603	8.7%	14,893	8.5%
Amortization of intangible assets	7,241	3.4%	5,726	3.3%
BioMimetic impairment charges	—	—%	206,249	118.2%
Total operating expenses	233,473	108.7%	391,174	224.2%
Operating loss	(72,866)	(33.9%)	(258,966)	(148.4%)
Interest expense, net	12,873	6.0%	11,979	6.9%
Other expense (income), net	54,986	25.6%	(65,291)	(37.4%)
Loss from continuing operations before income taxes	(140,725)	(65.5%)	(205,654)	(117.8%)
Benefit from income taxes	(7,197)	(3.4%)	(60,697)	(34.8%)
Net loss from continuing operations	(133,528)	(62.2%)	(144,957)	(83.1%)
Loss (income) from discontinued operations, net of tax [1]	(14,925)		6,041
Net loss	$(148,453)		$(138,916)
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30,
	2014	% of Sales	2013	% of Sales
Cost of sales	$231	0.1%	$390	0.2%
Selling, general and administrative	7,932	3.7%	8,504	4.9%
Research and development	805	0.4%	583	0.3%
Loss from discontinued operations, net of tax	—	N/A	2,553	N/A

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine Months Ended
	September 30, 2014	September 30, 2013	% change
U.S.
Foot and Ankle	102,599	82,447	24.4%
Upper Extremity	11,420	12,904	(11.5%)
Biologics	33,376	31,519	5.9%
Other	2,196	1,529	43.6%
Total U.S.	$149,591	$128,399	16.5%

International
Foot and Ankle	35,882	25,179	42.5%
Upper Extremity	8,875	5,178	71.4%
Biologics	15,437	12,413	24.4%
Other	4,948	3,337	48.3%
Total International	$65,142	$46,107	41.3%

Total Sales	$214,733	$174,506	23.1%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $149.6 million in the first nine months of 2014, as compared to $128.4 million in the first nine months of 2013, a 17% increase. Sales from products acquired from Solana and OrthoPro contributed sales of $14.8 million in the first nine months of 2014.
Our U.S. foot and ankle net sales increased to $102.6 million in the first nine months of 2014, representing growth of 24% over the first nine months of 2013. The increase was driven by sales from products acquired from Solana and OrthoPro, as well as continued growth of our Total Ankle Replacement products. The U.S. foot and ankle sales growth includes the impact of the addition of Solana and OrthoPro's products into our existing direct sales force, offset by some cannibalization of product sales.
Our U.S. biologics sales totaled $33.4 million in the first nine months of 2014, representing a 6% increase from the first nine months of 2013, driven primarily by an increase in the sales of our PRO-DENSE® and ALLOPURE® line of products.
Our U.S. upper extremities sales were impacted by dis-synergies in our U.S. sales channel following the sale of our OrthoRecon business.
International Segment. Net sales in our International segment totaled $65.1 million in the first nine months of 2014, as compared to $46.1 million in the first nine months of 2013, a 41% increase. Sales from products acquired from Biotech contributed sales of $10.5 million in the first nine months of 2014.
Our international foot and ankle sales increased 43% to $35.9 million in the first nine months of 2014, driven by sales from foot and ankle products acquired from Biotech and increases in other geographic regions as a result of our focus on international market expansion focus.
Our international biologics sales increased 24% as the result of a 49% increase in Asia as the result of the addition of a new distribution partner in China in the second quarter of 2013, and a 19% increase of sales in Australia, primarily related to sales of Augment® Bone Graft acquired from the BioMimetic acquisition in the first quarter of 2013.
Cost of Sales
Our cost of sales as a percentage of net sales increased to 25.2% in the first nine months of 2014, as compared to 24.2% in the first nine months of 2013. The increase as a percentage of net sales is due to dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions, partially offset by lower levels of provisions for excess and obsolete inventory.
Operating Expenses
As a percentage of net sales, operating expenses decreased to 108.7% in the first nine months of 2014, compared to 224.2% in the first nine months of 2013. The decrease is driven by the impairment charges recorded in the third quarter of 2013 of approximately $206.2 million (118.2% of sales) associated with the BioMimetic business acquired in the first quarter of 2013. The remaining increase in operating expenses as a percentage of net sales was driven primarily by increased transition and transaction costs associated with acquired businesses, increased transition costs in associated with the sale of the OrthoRecon business, dis-synergies as a result of the sale of the OrthoRecon business in certain corporate and international expenses, continued investment in international growth opportunities and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses until they are fully integrated in late 2014, partially offset by lower levels of expense associated with cash incentive compensation.
Other Expense (Income), Net
Other expense (income), net was $55.0 million of expense in the first nine months of 2014, compared to $65.3 million of income in the first nine months of 2013. For the first nine months of 2014, other expense, net includes an unrealized loss of $51.3 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic, $1.7 million for the fair value adjustment for contingent consideration associated with the WG Healthcare acquisition and an unrealized loss of $2.0 million for mark-to-market adjustments on our derivative asset and liability. For the first nine months of 2013, other expense (income), net includes a $60.3 million unrealized gain on CVRs issued in connection with the acquisition of BioMimetic, a $7.8 million realized gain on our previously held investment in BioMimetic, partially offset by an unrealized loss of $3.0 million for mark-to-market adjustments on our derivative asset and liability.
Benefit from Income Taxes
We recorded an income tax benefit of $7.2 million in the first nine months of 2014, compared to a tax benefit of $60.7 million in the first nine months of 2013. During the first nine months of 2014, our effective tax rate was approximately 5.1% as compared to 29.5% in the first nine months of 2013. The decrease in the effective tax rate is primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations. Additionally, our 2013 income tax benefit included the effect of non-deductible goodwill impairment charges and mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic on our taxable income (net unfavorable impact of 11.0% to effective tax benefit rate).
Loss (Income) from Discontinued Operations, Net of Tax
Loss (income) from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2014, net income includes operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business, as well as the after tax impact of the $24.3 million gain on the sale of the OrthoRecon business. The 2014 effective tax rate of (109.5)% within results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon segment.
For 2013, income from discontinued operations includes nine months of activity of the OrthoRecon business.
Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Net Sales	$149,591	$128,399	$65,142	$46,107	$—	$—
Gross Profit	120,717	105,725	41,642	28,351	—	—
Gross Profit as a percent of net sales	80.7%	82.3%	63.9%	61.5%	N/A	N/A
Operating Income (Loss)	$12,914	$19,395	$(2,385)	$5,548	$(9,385)	$(8,667)
Operating Income as a percent of net sales	8.6%	15.1%	(3.7)%	12.0%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales decreased primarily due to dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions. Operating income decreased due to investments in sales and marketing and distribution initiatives, as well as short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses, partially offset by increased gross profit from the increase in revenue.
International Segment - The increase in gross profit as a percent of net sales is due to favorable geographic mix. The decrease in operating income is due to dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business.
BioMimetic Segment - The increase in operating loss is the result of nine months of operations in 2014 and expenses associated with our appeal of the not approvable letter received from the FDA, whereas there was only four months of operations in 2013 based on the timing of the acquisition of the business.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of September 30, 2014	As of December 31, 2013
Cash and cash equivalents	$273,031	$168,534
Short-term marketable securities	3,146	6,898
Long-term marketable securities	—	7,650
Working capital	331,265	385,890
We have historically invested in certain long-term marketable securities with original maturity dates ranging up to 36 months, consisting of investments in government, agency, and corporate bonds. As of September 30, 2014, these investments will mature within the next 12 months.

Operating Activities. Cash used in operating activities was $86.2 million for the first nine months of 2014 as compared to cash provided by operating activities of $5.7 million for the first nine months of 2013. The decrease is primarily driven by lower profitability, as well as unfavorable changes in working capital.
Investing Activities. Our capital expenditures totaled approximately $35.7 million and $22.5 million in the first nine months of 2014 and 2013, respectively. The increase is primarily related to spending related to the move of our corporate headquarters and expansion of our manufacturing and distribution facility. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $50 million in 2014.
In connection with our 2014 acquisitions of Solana and OrthoPro, we paid $80.6 million cash, net of cash acquired, for these businesses. Refer to Note 2 of our condensed consolidated financial statements for additional information regarding these acquisitions. In connection with our 2013 acquisitions of BioMimetic and WG Healthcare, we paid $40.4 million cash, net of cash acquired, for these businesses.
Financing Activities. During the first nine months of 2014, cash provided by financing activities totaled $26.2 million compared to the first nine months of 2013 when cash provided in financing activities totaled $2.8 million. The change is primarily attributable to cash received for stock option exercises in 2014.
As of September 30, 2014, we had less than 15% of our consolidated cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During the first nine months of 2014, cash inflows from discontinued operations was approximately $259 million, driven by the cash received from the sale of the OrthoRecon business, compared to cash used of approximately $41 million in the nine months of 2013. We do not expect that the absence of cash flows from discontinued operations will have an impact on our ability to meet contractual cash obligations, fund our working capital requirements, operations, and anticipated capital expenditures.

In-process research and development. In connection with our BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included Augment® Bone Graft, which was undergoing the FDA approval process, and Augment® Injectable Bone Graft. The acquisition date fair values of the IPRD technology was $61.2 million for Augment® Bone Graft and $27.1 million for Augment® Injectable Bone Graft. The fair value of the IPRD technology was $4.3 million as of September 30, 2014, which reflects the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. The fair value of the research and development projects was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rate applied to the expected future cash flows included a premium to the base required rate of return, in consideration of the risks associated with the FDA approval process.
On March 10, 2014, we reached an agreement with the Office of Device Evaluation (ODE) of the U.S. Food and Drug Administration (FDA) under which ODE will accept a further amendment to the Pre-Market Approval application (PMA) for Augment® Bone Graft in lieu of proceeding with the Dispute Resolution Panel (DRP) that was scheduled for the week of May 19, 2014.
On October 27, 2014, we received an Approvable Letter from the FDA for its PMA for Augment® Bone Graft. The approvable letter indicates that FDA determined Augment® Bone Graft to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections.
The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of recombinant human platelet-derived growth factor BB (rhPDGF-BB), one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. In October 2014, we received an Approvable Letter from the FDA in regard to our Augment PMA. The approvable letter indicates the FDA determined Augment to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. We’ve incurred expenses of approximately $12.1 million for Augment since the date of acquisition and approximately $6.8 million in the nine months ended September 30, 2014. We do not expect material additional spending to obtain FDA approval for Augment.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We’ve incurred expenses of approximately $2.3 million for Augment Injectable since the date of acquisition and approximately $0.5 million in the nine months ended September 30, 2014. We are currently evaluating future costs related to Augment Injectable following the recent Approvable Letter from the FDA on the Augment PMA.

Other Liquidity Information
We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $273.0 million and our marketable securities balances totaling $3.1 million will be sufficient for the foreseeable future to fund our working capital requirements, operations, and anticipated remaining capital expenditures in 2014 of approximately $13 million, and to meet our contractual cash obligations in 2014. Furthermore, we intend to use our cash and marketable securities balance to fund estimated remaining divestiture and transition costs associated with 2014 acquisitions of $5 million to $8 million, and the remainder to meet our contractual cash obligations underlying the CVRs associated with the Biomimetic acquisition (including approximately $98 million which will be payable shortly after receipt of final approval from the FDA for Augment® bone graft), fund growth opportunities for our Extremities and Biologics business and pay certain retained liabilities of the OrthoRecon business. In anticipation of the merger with Tornier, we may obtain additional financing to fund the growth of the future combined business.
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
During the three month period ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the U.S. Attorney's Office (USAO) and OIG-HHS, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the CIA. In addition, the matters which gave rise to the CIA could increase our exposure to lawsuits by potential whistleblowers, including under the federal false claims acts, based on new theories or allegations arising from these matters.
On August 3, 2012, we received a subpoena from the USAO for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to respond to the subpoena.
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe these hip products infringe the asserted patents. In filings with the Court, Stryker has conceded that under the Court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the Court to dismiss the case so it may pursue an appeal.
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
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014 we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant. On October 9, 2014, the parties jointly advised the Court that they had reached an agreement in principle to resolve the matter. In connection with the reported settlement, we recorded expenses of $0.9 million in continuing operations and $13.8 million in discontinued operations. In addition we recorded a $4.6 million asset in connection with the fully paid non-exclusive foot and ankle license contemplated by the reported settlement. $10.7 million of the $13.8 million recorded in discontinued operations reflects estimated royalty payments based on future sales by MicroPort Orthopedics, which will be paid through 2026.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.”
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that Wright’s X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  Plaintiff has not yet served the complaint.
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
Additionally, as of October 31, 2014, we are a defendant in 38 lawsuits in various state and federal courts involving claims for damages for personal injury associated with fractures of our PROFEMUR® long titanium modular neck product.
Insurance Litigation
In June 2014, St. Paul Surplus Lines Insurance Company (“Travelers”), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action.
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
ITEM 1A. RISK FACTORS.
Completion of our proposed combination with Tornier is subject to several closing conditions, the failure of which could delay or prevent completion or reduce anticipated benefits.
Our merger with Tornier is subject to several closing conditions. If those conditions are not satisfied or waived, the transaction will not be completed. The market price of our common stock may reflect assumptions regarding completion of the transaction and its potential benefits. Accordingly, a delay in completing the transaction or uncertainty about the closing may negatively impact our share price. Closing conditions include the approval of the merger agreement by stockholders of both Wright and Tornier and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. If clearance under the HSR Act is conditioned on divestitures or restrictions on operations, anticipated benefits from the transaction may not be achieved.
Cash costs associated with our proposed business combination with Tornier may negatively impact our financial condition, operating results, and cash flow.
We have incurred significant costs related to the proposed transaction that are payable whether or not the merger closes. In addition, if the merger closes, significant additional fees will be payable to advisors. If the merger agreement is terminated under specified circumstances, we would be required to pay to Tornier a termination fee equal to $46 million. In addition, holders of our 2017 convertible notes would be entitled to convert notes during a 70 trading day window around a merger closing; a holder would be entitled to a cash payment equal to the market value of 39.3140 shares of our common stock per $1,000 principal amount of notes. While we currently do not expect significant conversions because the notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources.
The proposed merger with Tornier may not achieve the intended benefits or may disrupt our operations.
We may fail to successfully integrate the businesses of Wright and Tornier or otherwise fail to realize the expected benefits of the proposed transaction.  Anticipated synergies may not be achieved, integration may result in unforeseen expenses, and anticipated benefits of the integration plan may not be realized. Our business may be negatively impacted following the merger if we are unable to effectively manage our expanded operations.  The integration will require significant time and focus from management and may disrupt achievement of our strategic objectives.
The pendency of the merger could cause:

•	our employees to experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel;

•	the attention of our management to be diverted from the day-to-day operations; and

•	distributors, independent sales agents, vendors, or suppliers may seek to modify or terminate their business relationships with us.
These disruptions could be exacerbated by a delay in the completion of the merger and could have an adverse effect on our business, operating results or prospects.

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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)

10.94	Agreement of Lease, dated December 28, 2013, by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners. (44)

10.95	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent. (43)

10.96	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative. (43)

10.97	Consulting Agreement, dated as of August 20, 2014, by and between Wright Medical Group, Inc. and Eric Stookey

10.98††	Third Amendment to Amended and Restated Manufacturing and Supply Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LCC

10.99††	Technology Transfer Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LLC

10.100††	Amendment No. 2 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC

10.101††	Amendment No. 3 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC

11	Computation of earnings per share (included in Note 11 of the Notes to Consolidated Financial Statements in Financial Statements and Supplementary Data).

14	Code of Business Conduct(6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

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
Date: November 5, 2014

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.97	Consulting Agreement, dated as of August 20, 2014, by and between Wright Medical Group, Inc. and Eric Stookey

10.98††	Third Amendment to Amended and Restated Manufacturing and Supply Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LCC

10.99††	Technology Transfer Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LLC

10.100††	Amendment No. 2 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC

10.101††	Amendment No. 3 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

††
Confidential treatment requested under 17 CFR 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.