Form 10-K
period 2014-12-31
WRIGHT MEDICAL GROUP INC
filed 2015-02-26
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,578,389,672.
As of February 18, 2015, there were 51,361,626 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 2015 annual meeting of stockholders.

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

•
completion of our proposed business combination with Tornier is subject to several closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended (HSR Act). the failure of which could delay or prevent completion or reduce anticipated benefits;

•	cash costs associated with our proposed business combination with Tornier may negatively impact our financial condition, operating results, and cash flow;

•
in connection with the proposed business combination with Tornier, our and Tornier’s business may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	the proposed business combination with Tornier may not achieve the intended benefits or may disrupt our operations;

•
the shares issued to our stockholders in connection with the proposed business with Tornier are subject to a fixed exchange ratio, and will have different rights and may be impacted by different factors as compared to the existing Wright shares;

•	continued liability for product liability claims on hip/knee (OrthoRecon) products sold prior to the divestiture of our OrthoRecon business;

•	failure to realize the anticipated benefits from our acquisitions or from the divestiture of our OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor's recall of its modular hip product;

•	failure or delay in obtaining FDA approval of Augment® Bone Graft for commercial sale in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	loss of key suppliers;

•	failures of, interruptions to, or unauthorized tampering with our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

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

•	the possibility of private securities litigation or shareholder derivative suits;

•	insufficient demand for and market acceptance of our new and existing products;

•	recently enacted healthcare laws and changes in product reimbursements, which could generate downward pressure on our product pricing;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities;

•	inability to capitalize on business development opportunities;

•	product quality or patient safety issues;

•	geographic and product mix impact on our sales;

•	inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

3

•	ability to generate sufficient cash flow to satisfy our existing debt, including the conversion feature of the 2017 Notes, or refinance our existing debt as it matures; and

•	the negative impact of the commercial and credit environment on us, our customers and our suppliers.

4

PART I

Item 1. Business.
Overview
Wright Medical Group, Inc., through Wright Medical Technology, Inc. (WMT) and other operating subsidiaries (Wright or we), is a global specialty orthopaedic company, that provides extremity and biologic solutions that enable clinicians to alleviate pain and restore their patients’ lifestyles. We are a recognized leader of surgical solutions for the foot and ankle market, one of the fastest growing segments in medical technology, and market our products in over 60 countries worldwide.
Our business includes products that are used in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, fingers, toes, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. Our extensive foot and ankle product portfolio, our approximately 300 specialized foot and ankle sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in us being a recognized leader in the foot and ankle market.
Our corporate headquarters and United States (U.S.) operations are located in Memphis, Tennessee, where we conduct research and development, sales and marketing administration, and administrative activities. Our manufacturing and warehousing operations are located in Arlington, Tennessee. Outside the U.S., we have distribution and administrative facilities in the Netherlands, and sales and distribution offices in Canada, Australia, and throughout Europe.
For the year ended December 31, 2014, we had net sales of $298 million and net loss from continuing operations of $240 million. As of December 31, 2014, we had total assets of $893 million. During the quarter ended March 31, 2014, our management began managing our operations as three operating business segments: U.S.; International; and BioMimetic, based on management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments. Our U.S. and International segments represent the commercial, administrative and research & development activities dedicated to the respective geographies. The BioMimetic segment represents the administrative and research & development activities of the acquired BioMimetic business (international sales and associated expenses for Augment® products are included within the International segment). Detailed information on our net sales by product line and our net sales, operating income and long-lived assets by segment can be found in Note 20 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
On January 9, 2014, we completed the sale of our hip/knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort) for approximately $283 million in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes. As such, the financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and the discussion below is on a continuing operations basis. See Note 4 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding this sale.
On January 30, 2014, we completed our acquisition of Solana Surgical, LLC (Solana), and on February 5, 2014, we completed our acquisition of OrthoPro, L.L.C. (OrthoPro), both privately held, high-growth extremities companies. These acquisitions add complementary extremity product portfolios to further accelerate growth opportunities in our global Extremities business.
We acquired 100% of outstanding equity of Solana for approximately $48 million in cash and $41.4 million of our common stock. Under the terms of the agreement with OrthoPro, we acquired 100% of OrthoPro's outstanding equity for approximately $32.5 million paid at closing. See Note 3 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further information regarding these acquisitions.
On October 27, 2014, we entered into a definitive merger agreement with Tornier N.V. (Tornier) under which Wright and Tornier will combine in an all stock transaction with a combined equity value of approximately $3.3 billion. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 1.0309 ordinary shares of Tornier. Upon completion of the merger, Wright shareholders will own approximately 52% of the shares of the combined company on a fully diluted basis and Tornier shareholders will own approximately 48%. The transaction is subject to the customary closing conditions, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as Wright and Tornier stockholder approval. Our merger with Tornier will create a mid-sized growth company uniquely positioned with leading technologies and specialized sales forces in three of the fastest growing areas of orthopaedics – Upper Extremities, Lower Extremities and Biologics.

Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $37.5 billion in 2014. Six multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often allows them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on less contested, higher-growth sectors of the orthopaedic market.
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
Extremity Hardware
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
Foot and Ankle Hardware
Foot and ankle reconstruction includes implants and other devices to replace or reconstruct injured or diseased joints and bones in the foot and ankle. A large segment of the foot and ankle hardware market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. Major trends in foot and ankle hardware include the use of external fixation devices in diabetic patients, total ankle arthroplasty, and advanced tissue fixation devices and biologics. According to various customer and market surveys, we are deemed the market leader in foot and ankle surgical products. New technologies have been introduced into the foot and ankle hardware market in recent years including next generation total ankle replacements. Many of these technologies currently have low levels of market penetration. We believe that market adoption of total ankle replacement, which currently represents approximately 6% of the Foot and Ankle market, will result in significant future growth in the foot and ankle hardware market. In 2014, we expanded our Total Ankle portfolio with the INFINITY® Total Ankle System, which combines a low-profile implant design and seamless integration with PROPHECY® Pre-Operative Navigation Alignment Guides. It also features a distinctive talar resurfacing option for preservation of talar bone and a tibia design that is compatible with the Company’s existing INBONE® II System, which offers multiple implant options with different articular geometry.
In 2012, we launched our CLAW® II Polyaxial Compression and the ORTHOLOC® Plating Systems utilizing our 3Di polyaxial locking technology further expanding our market leading Foot and Ankle portfolio. Also providing lateral, medial, and anterior approaches, the ORTHOLOC® 3Di Ankle Fusion System was launched with great success in July of 2013. Following the foundational elements of the ORTHOLOC® 3Di technology, this system provides the options and strength needed to address the challenges of Ankle Fusion. In July of 2014, we further expanded the ORTHOLOC® 3Di portfolio with the launch of the Flatfoot module. This innovative plating solution brings speed, precision, and reproducibility to several difficult flatfoot procedures. With a view to the growing importance of Podiatry in Foot and Ankle surgery, we acquired two companies in early 2014, Solana and OrthoPro. Now integrated in our business, we are able to offer expanded solutions for bunionectomies, hammertoes and lesser toe deformities.
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
Currently, there are three main types of biological bone grafting products: osteoconductive; osteoinductive; and osteogenic. Each category refers to the way in which the materials affect bone growth. Osteoconductive materials serve as a scaffold that supports the formation of bone but do not “induce” or trigger new bone growth, whereas osteoinductive materials induce bone growth. Osteogenic materials combine the osteoinductive materials with a cell-based component. Our flagship, PRO-DENSE® injectable regenerative graft is an osteoconductive bone graft that provides the benefits of injectability, and hardness to support bone growth and predictable bone regeneration. Our PRO-STIM® osteoinductive bone graft substitute is a graft that is injected through a small needle, hardens, and will be replaced by the patient's new bone over time. Products such as our GRAFTJACKET® regenerative tissue matrix, offer a market-leading material for soft-tissue reinforcement for orthopaedic and podiatric soft-tissue reconstructive procedures.
In March 2013, we acquired BioMimetic Therapeutics, Inc. (BioMimetic) to further accelerate our biologic growth opportunities in our extremities business. Specifically, BioMimetic's Augment® Bone Graft, if approved by the FDA, will provide us with a unique solution for hindfoot and ankle fusions. Augment® is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body's principal healing agents. In October 2014, we received an approvable letter from the FDA in response to our Pre-Market Approval application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. The approvable letter indicates that FDA determined Augment® Bone Graft to be safe and effective as an alternative to autograft for hindfoot and ankle fusion indications and is approvable subject to customary preapproval facilities inspections. We anticipate final approval from the FDA in the first half of 2015.
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
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices following December 31, 2012. In 2014 and 2013, we recognized approximately $3.5 million and $2.6 million, respectively, of costs for the medical device excise tax. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized.
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
Products
We operate our business operations as three reportable segments: U.S.; International; and BioMimetic, and offer products in the extremity reconstruction and biologics markets. Our business includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Sales in each of these markets represent greater than 10% of our consolidated revenues from continuing operations. Detailed information on our net sales by product line can be found in Note 20 to the consolidated financial statements contained in “Financial Statements and Supplementary Data.”
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
Foot and Ankle Hardware
Our CHARLOTTE® foot and ankle system is an extensive offering of fixation products for foot and ankle surgery and includes products that feature advanced design elements for simplicity, versatility and high performance. The CHARLOTTE® portfolio includes the CLAW® Compression plate, the first ever locking compression plate designed for corrective foot surgeries. Originally introduced in 2007, the CLAW® Compression Plate system combined locked plating fixation with the stability of mechanical compression typical of compression staples.
The CLAW® II Compression Plating system is the third-generation system to expand our plate and screw offering by introducing anatomic plates specifically designed for fusions of the midfoot. The CLAW® II Polyaxial Compression Plating system incorporates variable-angle locking screw technology.
The DARCO® foot and ankle plating systems were designed to address the specific needs of reconstructive foot and ankle surgery. The DARCO® MFS and MRS plates were the first implants to incorporate fixed angle, locking screw technology into a comprehensive fixation set for foot surgery. Surgeons believe that surgical repairs are more stable with locking screw technology.
Our INBONE® II total ankle system represents the third generation in ankle replacement implants, utilizing a patented intramedullary alignment mechanism for more accurate placement of the implant. The unique modular nature of the implant allows the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. Accuracy of placement and implant stability has been shown to be key factors impacting longevity of the implant. We believe the INBONE® system represents key advances in these critical arenas. Additionally, the INBONE® II implant system is the only ankle replacement that offers surgeons multiple implant options with different articular geometry.
In 2014, we introduced our INFINITY® Total Ankle System that was designed with PROPHECY® Pre-Operative Navigation in mind.  This resulted in an implant system that is seamlessly integrated with this innovative technology to allow the surgeon to fully maximize the power of PROPHECY® and minimize the learning curve typically associated with a brand new system.  The combination and interchangeability of both the INBONE® and INFINITY® systems provide the surgeon with an implant continuum of care concept, allowing the surgeon to address a more bone conserving implant option with INFINITY® all the way to addressing a more complex ankle deformity with INBONE®.   We continue to be the only company with pre-operative navigation for the ankle, providing a competitive advantage in this rapidly expanding segment of orthopedics.
Our ORTHOLOC® 3Di plating system provides foot and ankle surgeons with a comprehensive line of plates and screws to address most deformities of the foot and ankle. This next generation system provides multiple screw options and includes our ORTHOLOC® 3Di polyaxial locking technology, which enables the surgeon to adjust the screw trajectory to meet the anatomic requirements of the patient while providing a strong locking construct to promote bone fixation.
The ORTHOLOC® 3Di Ankle Fracture system is a comprehensive single-tray ankle fracture solution designed to address a wide range of fracture types. This system provides the surgeon with multiple anatomically-contoured plates and a comprehensive set of instrumentation. This technology coupled with the single tray design, decreases logistical complications in the operating room and enables the surgeon to match the appropriate implant construct with the patient and fracture type.

The ORTHOLOC® 3Di Reconstruction Plating system includes a number of anatomical plates, screws and specialized surgical instrumentation used for fracture fixation, osteotomies, and fusions of the foot. The ORTHOLOC® 3Di Reconstruction System offers surgeons a wide range of plate designs to address some of the most common procedures performed by foot and ankle surgeons, including bunion reconstruction and fusions of the first toe.
In November 2012, we expanded the ORTHOLOC® 3Di Reconstruction Plating System with the introduction of the ORTHOLOC® 3Di Midfoot Plating System. This system provides surgeons with anatomic plates and instrumentation designed specifically for fusions of the midfoot.
Providing lateral, medial, and anterior approaches, the ORTHOLOC® 3Di Ankle Fusion System was launched with great success in July 2013. Following the foundational elements of the ORTHOLOC® 3Di technology, this system provides the options and strength needed to address the challenge of Ankle Fusion.
In July 2014, we further expanded the ORTHOLOC® 3Di portfolio with the launch of the flatfoot module. This innovative plating solution brings speed, precision, and reproducibility to several difficult flatfoot procedures.
The PRO-TOE® VO Hammertoe Fixation system is designed to offer a simple and efficient means to surgically repair the lesser toes following correction of a hammertoe deformity. While a sizeable proportion of these surgeries are treated conventionally with pins, the PRO-TOE® VO Hammertoe implant provides a stable and efficient alternative surgical solution for the deformity. The system arrives in the operating room as a single, sterile-packed unit, which can increase the efficiency of the procedure while removing costly cleaning and processing of a standard reusable instrument set. Additionally, the implant is fabricated from stainless steel, which simplifies the procedure by eliminating the freezer storage and special instruments required for other implant alternatives. The PRO-TOE® VO System provides surgeons with an array of implants to address the individual anatomic variations from patient to patient.
With the acquisitions of Solana and OrthoPro in the quarter ended March 31, 2014, we added several complementary extremity products to the foot and ankle portfolio, to further accelerate growth opportunities in our global Extremities business. The Solana portfolio included the innovative CrossCheck® Plating System, MDI Metatarsal Resurfacing Implant, and the unique TENFUSE® PIP and TENFUSE® Nail Allograft. The OrthoPro acquisition brought several key products including the PhaLinx® Hammertoe Fixation System, the Total Compression Plate System, and several other foot reconstruction products. These products allow us to further penetrate the foot and ankle space, focusing on podiatry and several niche areas of the market.
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
Our SIDEKICK® line of external fixators is designed to facilitate compression or distraction of bones in the foot from “the outside in” and in a minimally invasive manner. In many cases, surgeons will opt for the minimally invasive nature of “external fixation” versus more invasive plate and screw “internal fixation.” One growing application of our SIDEKICK® external fixator is the preferred use of small incisions due to wound healing issues present with these patients.
The SALVATION™ limb salvage portfolio is designed to address the unique demands of advanced midfoot reconstruction. This portfolio focuses on treating cases such as neuropathic deformity requiring arthrodesis of the midfoot, with or without corrective osteotomies. Patients with poor quality, soft bone (e.g. Charcot), require implants specifically designed to deliver strength and maintain purchase in these difficult cases. The SALVATION™ portfolio is designed to specifically address these patients, while providing easy to use instrumentation that assists in attaining reproducible results.
Other products in our foot and ankle portfolio include our BIOARCH® subtalar arthroereisis implant, our line of AM™ Surgical foot and ankle endoscopic tissue release products, and our line of Swanson toe joints.
Upper Extremity Hardware
Our EVOLVE® modular radial head replacement prosthesis addresses the need for modularity in the anatomically highly-variable joint of the elbow and is the market leading radial head prosthesis. The EVOLVE® modular radial head device provides different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient. The smooth stem design allows for rotational motion at the implant and bone interface and for radiocapitellar articulation. The EVOLVE® TRIAD™ radial head plating system is for surgeons who wish to repair rather than replace the damaged radial head. The EVOLVE® TRIAD™ system includes anatomically contoured radial head and radial neck plates featuring the ORTHOLOC® 3Di Polyaxial Locking Technology to enable optimal screw placement. With prostheses and plating, we have a comprehensive product offering for repair of radial head fractures.
Our EVOLVE® Elbow Plating System (EPS) addresses fractures of the distal humerus and proximal ulna. Composed of polished stainless steel, the system was designed to accurately match the patient anatomy to reduce the need for intra-operative bending while providing a low profile design to minimize post-operative irritation. All plates incorporate our advanced ORTHOLOC® 3Di Polyaxial Locking Technology, which allows the surgeon to place screws in the best possible trajectory and then to solidly lock the screws to the plate providing greater stability.
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
GRAFTJACKET® matrix is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs such as those of the rotator cuff in the shoulder and achilles tendon in the foot and ankle. By augmenting the strength of the tendon repair and the body incorporating it biologically, GRAFTJACKET® regenerative tissue matrix may increase surgeons’ confidence in the surgical outcome. GRAFTJACKET® Maxforce Extreme is our thickest GRAFTJACKET® matrix, which provides excellent suture holding power for augmenting challenging tendon and ligament repairs. We procure our GRAFTJACKET® product through an exclusive distribution agreement that expires December 31, 2018.
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
FUSIONFLEX™ demineralized moldable scaffold is a novel form of allograft demineralized bone and is designed for use in conjunction with hardware in foot and ankle fusion procedures as well as other orthopaedic bone grafting applications. Our FUSIONFLEX™ product is available through a supply and distribution agreement with Allosource®. We began commercialization of AUGMATRIX® Biocomposite Bone Graft upon completion of the acquisition of BioMimetic Therapeutics. AUGMATRIX® is provided through a supply agreement with Collagen Matrix, Inc.
Our OSTEOSET® bone graft substitute is a synthetic bone graft substitute made of surgical grade calcium sulfate. As a pure synthetic, OSTEOSET® pellets are cleared for use in infected sites, an advantage over tissue-based material. The human body resorbs the OSTEOSET® material at a rate close to the rate that new bone grows. We offer surgeons the option of custom-molding their own beads in the operating room using the OSTEOSET® resorbable bead kit, which is available in mixable powder form. This bone graft, with a long clinical history provides an ideal combination of osteoinduction via osteoinductive demineralized bone matrix (DBM) in OSTEOSET® DBM and osteoconduction for guided bone regeneration. Our surgical grade calcium sulfate is manufactured using proprietary processes that consistently produce a high quality product. Our OSTEOSET® medicated pellets, which contain tobramycin, are currently one of the few resorbable bone void fillers used by physicians in international markets for the prevention and treatment of osteomyelitis, an acute or chronic infection of the bone.
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
Product Development
Our research and development staff focuses on developing new products in the extremity hardware and biologics markets and on expanding our current product offerings and the markets in which they are offered. In addition, we maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. Realizing that new product offerings are a key to future success, we are committed to a strong research and development program. In addition, we have clinical and regulatory departments devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $25.0 million, $20.3 million and $13.9 million in 2014, 2013 and 2012, respectively. The increase in 2013 and 2014 is primarily attributable to increased spending associated with the acquired BioMimetic activities, primarily related to the FDA approval of Augment® Bone Graft and ongoing clinical studies to support the safety and efficacy of Augment® Bone Graft.
In the extremity hardware areas, our research and development activities focus on building upon our already comprehensive portfolios of surgical solutions for extremity focused surgeons, including procedure and anatomy specific products. With the ultimate goal of addressing unmet clinical needs, we often pursue multiple product solutions for a particular application in order to offer surgeons the ability either to use their preferred procedural technique or to provide options and flexibility in the surgical setting with the understanding that one solution does not work for every case. A focus of our development efforts are treating ankle arthritis via total ankle replacement, as can be noted by our launch of the INFINITY® Total Ankle in 2014.
In the biologics area, we have research and development projects underway that are designed to provide differentiation of our advanced materials in the marketplace. We are particularly focused on the integration of our biologic product platforms into extremity procedures.
Manufacturing, Facilities and Quality
We operate a state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we primarily produce orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. The majority of our surgical instrumentation is produced to our specifications by qualified subcontractors who serve medical device companies. We recently completed the expansion of our manufacturing and distribution facilities and are operating at full capability. Our capacity is sufficient to meet customer demand for the foreseeable future.
We maintain a comprehensive quality system that is certified to the European standards ISO 9001 and ISO 13485 and to the Canadian Medical Devices Conformity Assessment System (CMDCAS). We are accredited by the AATB and have registrations with the FDA as a medical device establishment and as a tissue establishment. These certifications and registrations require periodic audits and inspections by various global regulatory entities to determine if we have systems in place to ensure our product is safe and effective for its intended use and that we are compliant with applicable regulatory requirements. The quality system exists so that management has the proper oversight, designs are evaluated and tested, production processes are established and maintained and monitoring activities are in place to ensure products are safe, effective and manufactured according to our specifications. Consequently, our quality system provides the way for us to ensure we design and build quality into our products while meeting global requirements. We are committed to meet or exceed customer needs as we improve patient outcomes.
Supply
We rely on a limited number of suppliers for the components used in our products. We rely on one supplier for the silicone elastomer used in certain of our extremity products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. For certain biologic products, we depend on one supplier of demineralized bone matrix (DBM), and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We maintain adequate stock from these suppliers to meet market demand. We currently rely on one supplier for a key component of our Augment® Bone Graft. In December 2013, this supplier notified us of their intent to terminate the supply agreement at the end of the current term, which is December 2015. Our supplier is contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. Our transition to a new supplier is well underway with full cooperation from the current as well as the new supplier.  The current supplier has produced sufficient product to more than meet our production needs for the interim period until a new supplier is brought on line. See Item 1A, Risk Factors, for further information on our suppliers.
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
We sell our products in the U.S. through a sales force of approximately 370 people. This sales force primarily consists of direct sales representatives and distributors/sales agents engaged principally in the business of supplying orthopaedic products to hospitals in their geographic areas.  Approximately 80% of our sales force is employed by us through a group of sales representatives in select locations throughout the U.S. We also have working relationships with healthcare dealers, including group purchasing organizations, healthcare organizations, and integrated distribution networks.  Our independent distributors, independent sales representatives and direct sales representatives are provided opportunities for product training throughout the year.
We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service the customer. In 2014, we trained over 2,900 surgeons on our foot & ankle products, as well as over 70 upper extremity surgeons.
Our products are marketed internationally through a combination of direct sales offices (subsidiaries) in certain key international markets and distributors in other markets. We have subsidiaries in the United Kingdom, France, Germany, Italy, Canada and Australia that employ direct sales employees and in some cases use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment.
Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our reconstructive products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American College of Foot and Ankle Surgeons (ACFAS) and the American Academy of Orthopaedic Surgeons (AAOS). During these three-day events, we display our most recent and innovative products in the foot and ankle market.
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
Third-Party Reimbursement
Reimbursement is an important factor in the success of any medical device. Reimbursement in the United States depends, in part, upon our ability to obtain FDA clearances and approvals to market our products, as well as obtain coverage and payment for our products. In the United States, as well as in foreign countries, government-funded and/or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. Health care reform initiatives, which may be implemented over the next several years, have the potential to impact the growth of sales in medical devices as third-party payors look to control spending on health care. In the United States, a uniform policy of coverage does not exist across all third-party payors relative to payment of claims for all products. Therefore, coverage and payment can be quite different from payor to payor, and from one region of the country to another. This is also true for foreign countries in that coverage and payment systems vary from country to country. Coverage also depends on our ability to demonstrate the short-term and long-term clinical effectiveness, and cost-effectiveness of our products. These supportive data are obtained from surgeon clinical experience, clinical trials, and literature reviews. We pursue and present these results at major scientific and medical meetings, and publish them in respected, peer-reviewed medical journals because data and evidence that can support coverage and payment are important to the successful commercialization and market access of our products.
All United States and foreign third-party payors continually develop increasingly sophisticated methods of controlling healthcare costs through healthcare reform measures including, government-managed healthcare systems, health technology assessments, coverage with evidence development processes, quality initiatives, pay-for-performance, comparative effectiveness research, capitation programs, group purchasing, redesign of benefit offerings, encouragement of healthier lifestyles, and exploration of more cost-effective methods of delivering care. All of these types of programs can potentially impact market access for, and pricing structures of our products, which in turn can impact future revenues.
Employees
As of December 31, 2014, we employed approximately 1,180 people in the following areas: 200 in manufacturing; 450 in sales and marketing; 450 in administration; and 80 in research and development. We believe that we have a good relationship with our employees.
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

Risk Related to our Business

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
In addition to developing new products and growing our business internally, we have sought to grow through acquisition of complementary businesses. Examples include our acquisition of BioMimetic in early 2013, as well as the more recent acquisitions of Biotech International in November 2013, Solana Surgical, LLC in January 2014, and OrthoPro, L.L.C. in February 2014. Acquiring new businesses involves myriad risks. Whenever a new business is acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the acquired business proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the acquired business fails to meet our revenue projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our acquisitions, there can be no assurance these and other risks will not prevent us from realizing the expected benefits of our acquisitions.

Product liability lawsuits could harm our business.
The manufacture and sale of medical devices exposes us to significant risk of product liability claims, and we remain responsible for claims associated with products sold before divesting our OrthoRecon business to MicroPort.
We have received more than 1,500 claims and cases for personal injury associated with metal-on-metal hip replacement systems. We believe we have data that supports the efficacy and safety of our metal-on-metal hip replacement systems, and have been vigorously defending these cases. While continuing to dispute liability, we have been participating in court supervised mediation in the multi-district federal court litigation presently pending in the Northern District of Georgia.
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
If the product liability claims brought against us involve uninsured liabilities or result in liabilities that exceed our insurance coverage, our business, financial condition and results of operations could be materially and adversely affected. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods. We are presently in litigation with certain of our insurance carriers concerning the amount of coverage available to satisfy potential liabilities associated with metal-on metal hip claims. An unfavorable outcome in this litigation could have an adverse effect on our financial condition and results of operations if we ultimately are subject to liabilities associated with these claims that exceed coverage amounts not in dispute.

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
Augment® Bone Graft is a product candidate that is regulated by the FDA. Augment® Bone Graft will require approval of a PMA application before it can be marketed in the United States. On October 24, 2014, we received an Approvable Letter for Augment Bone Graft from the FDA, for use as an alternative to autograph in hind foot and ankle fusion procedures. However, we have not yet received an Approval Letter from FDA. Until we receive an Approval Letter, we cannot market or sell Augment Bone Graft in the United States. While we believe our receipt of an Approvable Letter is a good indication we will ultimately receive an Approval Letter, there are a number of factors, including vendor quality inspections, with which the FDA must be satisfied before it will issue an Approval Letter. If the FDA does not issue an Approval Letter for Augment Bone Graft, or if the there is a delay in obtaining same which, in turn, delays our ability to begin marketing and selling Augment Bone Graft in the United States, or if the FDA imposes labeling restrictions that reduce Augment® Bone Graft's market potential, this could have a material adverse effect on our financial condition and results of operations, and we may not realize any benefits from our acquisition of BioMimetic, despite the substantial sums invested. In such event, our reputation and business would be harmed and our stock price could decline further.

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
We are party to claims and lawsuits involving patents or other intellectual property. Legal proceedings, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, indemnify third parties from loss, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

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
In December 2013, we received written notice from Novartis of its intent to terminate, effective December 1, 2015, the exclusive supply agreement under which we purchase from Novartis purified bulk recombinant human platelet-derived growth factor (rhPDGF-BB), which is a key component of Augment® Bone Graft. Under the agreement, Novartis is obligated to cooperate with us in identifying a new supplier and in facilitating a technology transfer. We believe our existing inventory of rhPDGF-BB, together with our final purchases from Novartis, will leave us with an adequate supply of this product until a new supplier is brought on line. We are currently in the process of negotiating new agreements with, and completing a technology transfer to, a new supplier.. However, if we are not successful in contracting,, qualifying, training and provisioning the new supplier before our available supply is exhausted, there is a risk our ability to supply Augment® Bone Graft could be interrupted.
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
The European Medical Device Directive requires that many of our products that bear the CE-Mark be supported by post market clinical data. We are in the process of implementing systems and procedures to control this activity in order to comply with these requirements, including establishing contractual relationships with the HCP clinical study sites in accordance with our internal compliance requirements. We intend to obtain the needed clinical data to support our marketed products, but there can be no assurance that European regulators will accept the results. This could potentially impact business performance. In addition, changes to the certification and oversight responsibilities of notified bodies presently under consideration by the European Commission, if implemented, could result in more stringent notified body oversight requirements, require additional resources to maintain compliance, and increase the risk of negative audit observations. In a recent notified body facility audit of our Biotech subsidiary in France, 14 negative audit nonconformities were recorded by the notified body auditors. If the notified body’s expected recertification process results in a more stringent oversight resulting in a failure to timely resolve the Biotech observations, or if Biotech’s responses are otherwise deemed unsatisfactory, this could cause an interruption in our ability to market and sell Biotech products, which could have a material adverse effect on our business and results of operations.

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
We have a significant amount of indebtedness, including $300 million in aggregate principal with additional accrued interest under our 2.00% Convertible Senior Notes due 2017 (the [2017 Notes]), which was reduced to $60 million in aggregate principal with additional accrued interest following the completion of our repurchase of $240 million in aggregate principal amount of the 2017 Notes in connection with the [2020 Notes Offering] completed in February 2015, and $632.5 million in aggregate principal with additional accrued interest under our 2.00% Convertible Senior Notes due 2020 (the [2020 Notes], together with the 2017 Notes, the [Notes]). Our ability to make payments on, and to refinance, our indebtedness, including the 2017 Notes, or Tornier’s ability to make payments on, and to refinance the 2020 Notes, upon consummation of the Tornier merger transaction and its guarantee of the 2020 Notes, and our ability to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding Notes or on their respective maturity dates or in connection with a transaction involving us that constitutes a fundamental change under the respective indenture governing the Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default under the Notes, the holders and/or the trustee under the indentures governing the Notes may accelerate its payment obligations under the Notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.
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
In addition, under our Notes, we are required to offer to repurchase the Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of ours for consideration other than publicly traded securities, but would not include the Tornier merger transaction to the extent such transaction is a “permitted Tornier merger transaction” as defined in the indenture governing the 2020 Notes. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of ours that would otherwise be beneficial to our security holders.

Hedge and warrant transactions entered into in connection with the issuance of our Notes may affect the value of our common stock.
In connection with the issuance of our 2020 Notes, we entered into hedge transactions with various financial institutions with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the 2020 Notes and the potential cash outlay from the cash conversion of the 2020 Notes. We also entered into separate warrant transactions with the same financial institutions. These hedge and warrant transactions will be subject to certain modifications upon consummation of the Tornier merger transaction.
In connection with our hedge and warrant transactions associated with the 2020 Notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2020 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the 2020 Notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.

Cash payments we may be required to make upon conversion or maturity of our outstanding 2017 Notes would result in a reduction of our cash available to fund business operations.

We have $60 million aggregate principal amount of cash convertible senior notes due 2017 outstanding.  In August 2012, in connection with the issuance of our 2017 Notes, we entered into hedge and warrant transactions with various financial institutions designed to reduce our exposure to potential cash payments in excess of the principal amount of these notes that we may be required to make upon conversion.  These hedge and warrant transactions, however, were terminated in February 2015 when we repurchased $240 million aggregate principal amount of the 2017 Notes.  Accordingly, if holders convert their 2017 Notes prior to maturity, we may be required to make cash payments to those holders in excess of the principal amount of the converted notes.  The conversion rate of the 2017 Notes is 39.3140 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $25.44 per share of common stock), subject to adjustment in certain circumstances.  The timing of any cash payments that we are required to make upon conversion of the outstanding 2017 Notes is uncertain, and any such payments or payments we are required to make upon maturity of the 2017 Notes will reduce the cash available to fund our business operations.

Rating agencies may provide unsolicited ratings on our Notes that could reduce the market value or liquidity of our common stock.
We have not requested a rating of our Notes from any rating agency and we do not anticipate that the Notes will be rated. However, if one or more rating agencies independently elects to rate the Notes and assigns the Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of our Notes and our common stock could be harmed. Should a decline in the market price of our Notes, as compared to the price of our common stock occur, this may trigger the right of the holders of our Notes to convert such notes into cash and shares of our common stock, as applicable.

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
In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices following December 31, 2012. In 2014, we recognized approximately $3.4 million of costs for the medical device excise tax. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these federal and state health reforms will have on us. However, an expansion in government's role in the U.S. healthcare industry may lower reimbursements for its products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.

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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Approximately 21%, 19% and 18% of its total net sales were denominated in foreign currencies during the years ended December 31, 2014, 2013 and 2012, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Our international net sales were unfavorably impacted by foreign currency fluctuations of approximately $0.6 million in 2014, compared to the unfavorable impact of $1.2 million in 2013 and $1.1 million in 2012. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
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

Risk Related to Our Proposed Combination with Tornier

Completion of our proposed combination with Tornier is subject to several closing conditions, the failure of which could delay or prevent completion or reduce anticipated benefits.
Our merger with Tornier is subject to several closing conditions. If those conditions are not satisfied or waived, the transaction will not be completed. The market price of our common stock may reflect assumptions regarding completion of the transaction and its potential benefits. Accordingly, a delay in completing the transaction or uncertainty about the closing may negatively impact our share price. Closing conditions include the approval of the merger agreement by stockholders of both Wright and

Tornier and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. If clearance under the HSR Act is conditioned on divestitures or restrictions on operations, the closing of the transaction could be delayed, and anticipated benefits from the transaction may not be achieved.

Cash costs associated with our proposed business combination with Tornier may negatively impact our financial condition, operating results, and cash flow.
We have incurred significant costs related to the proposed transaction that are payable whether or not the merger closes. In addition, if the merger closes, significant additional fees will be payable to advisors. If the merger agreement is terminated under specified circumstances, we would be required to pay to Tornier a termination fee equal to $46 million. In addition, holders of our 2017 Notes would be entitled to convert notes during a 70 trading day window around a merger closing; a holder would be entitled to a cash amount equal to the market value of 39.3140 shares of our common stock per $1,000 principal amount of notes. While we currently do not expect significant conversions because the notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources.

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

The exchange ratio is fixed and will not be adjusted in the event of any change in the price of either Wright shares or Tornier ordinary shares.
Upon completion of the merger, each Wright share will be converted into the right to receive 1.0309 Tornier ordinary shares. This exchange ratio will not be adjusted for changes in the market price of either Wright shares or Tornier ordinary shares between the date of signing the merger agreement and completion of the merger. Changes in the price of Tornier ordinary shares prior to the merger will affect the value of Tornier ordinary shares that Wright shareholders will receive on the closing date. The exchange ratio will, however, be adjusted appropriately to fully reflect the effect of any reclassification, stock split, stock dividend or distribution, recapitalization or other similar transaction with respect to either the Wright shares or Tornier ordinary shares prior to the completion of the merger.
The prices of Wright shares and Tornier ordinary shares on the date of the completion of the merger may vary from their prices on the date the merger agreement was executed, on the date of this joint proxy statement/prospectus and on the date of each shareholder meeting. As a result, the value represented by the exchange ratio will also vary. These variations could result from changes in the business, operations or prospects of Wright or Tornier prior to or following the completion of the merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Wright or Tornier. At the time Wright shareholders are asked to vote on the merger, Wright shareholders will not know with certainty the value of the Tornier ordinary shares that they will receive upon completion of the merger.

The obligation of Wright and Tornier to complete the merger is conditioned on, among other things, the expiration or termination of the applicable waiting period under the HSR Act, which if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.
The merger is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, and clearance under any applicable foreign antitrust laws. Wright and Tornier can provide no assurance that clearance under the HSR Act and any applicable foreign antitrust laws will be obtained. Moreover, as a condition to their clearance of the transaction under the HSR Act, the U.S. Federal Trade Commission or the Antitrust Division within the U.S. Department of Justice may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time of the merger, adversely affect the timing and ability of the combined company to integrate Wright’s and Tornier’s operations and/or reduce the anticipated benefits of the merger.
Wright and Tornier may agree to material requirements, limitations, costs, restrictions, in the case of divestitures in order to obtain clearance under the HSR Act, any of which could result in a delay of, or a failure to consummate the merger, or have a material adverse effect on the business and operating results of the combined company. Pursuant to the merger agreement, Wright will control the terms of, and assets included in, any divestiture involving assets that generated U.S. revenue less than $15 million during the twelve months ended September 30, 2014, subject to using commercially reasonable efforts to contest any divestiture proposed by a governmental body. The parties must jointly agree on any more significant divestiture.

The merger is subject to certain other conditions to closing that could result in the merger not being consummated or being delayed, any of which could negatively impact the share price and future business and operating results of Wright and Tornier.
Consummation of the merger is subject to a number of customary conditions, other than expiration or termination of the applicable waiting period under the HSR Act and clearance under any applicable foreign antitrust laws, including, but not limited to, the approval of the merger agreement by the Wright and Tornier shareholders. There is no assurance that Wright and Tornier will receive the necessary approvals or satisfy the other conditions necessary for the completion of the merger. If any conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated.
Failure to complete the merger would prevent Wright and Tornier from realizing the anticipated benefits of the merger. Wright and Tornier have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, Wright and Tornier, respectively, will remain liable for these costs and expenses. Further, if the merger is not completed and the merger agreement is terminated, under certain circumstances, either Wright or Tornier may be required to pay the other party a termination fee of $46 million and/or pay expenses of the other party up to $5 million.
In addition, the current market price of Wright shares and Tornier ordinary shares may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of Wright and Tornier generally and a resulting decline in the market price of Wright shares and Tornier ordinary shares. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact the share price and future business and operating results of Wright and Tornier. Wright and Tornier cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

Wright and Tornier may waive one or more conditions to the merger without resoliciting shareholder approval for the merger.
Certain conditions to Wright’s and Tornier’s obligations to complete the merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Wright and Tornier. In the event of a waiver of a condition, the boards of directors of Wright and Tornier will evaluate the materiality of any such waiver to determine whether a supplement to this joint proxy statement/prospectus, an amendment to the registration statement of which this joint proxy statement/prospectus is a part or a resolicitation of proxies is necessary. In the event that the board of directors of Wright or Tornier determines any such waiver is not significant enough to require resolicitation of shareholders, it will have the discretion to complete the merger without seeking further shareholder approval. The conditions requiring the approval of each company’s shareholders, however, cannot be waived.

The merger agreement contains provisions that restrict Wright’s and Tornier’s ability to pursue alternatives to the merger and, in specified circumstances, could require Wright or Tornier to pay the other party a termination fee and expense reimbursement.
Under the merger agreement, Wright and Tornier each agreed not to (1) take certain actions to solicit proposals relating to alternative business combination transactions or (2) subject to certain exceptions, including the receipt of a “superior proposal” (as such term is defined in the merger agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions. In certain specified circumstances, upon termination of the merger agreement, the breaching party would be required to pay the other party a termination fee of $46 million and reimburse the other party for its merger-related expenses in an amount not to exceed $5 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Wright or Tornier from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to Wright, Tornier or their respective shareholders than the proposed merger.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in the businesses of Wright and Tornier, which could have an adverse effect on the businesses and operating results of Wright and Tornier.
Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact the businesses and operating results of Wright and Tornier, including among others:

•
Wright and Tornier employees may experience uncertainty about their future roles with the combined company, which might adversely affect Wright’s and Tornier’s ability to retain and hire key personnel and other employees;

•
the attention of Wright’s and Tornier’s management may be directed toward completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to the businesses of Wright and Tornier; and

•
customers, distributors, independent sales agencies, vendors or suppliers may seek to modify or terminate their business relationships with Wright or Tornier, or delay or defer decisions concerning Wright or Tornier.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on the businesses, operating results or prospects of Wright and Tornier if the merger is not completed or the business, operating results or prospects of the combined company if the merger is completed.

Current Wright and Tornier shareholders will have a reduced ownership and voting interest in the combined company after the merger.
Upon completion of the merger, Wright shareholders will own approximately 52% of the combined company and Tornier shareholders will own approximately 48% of the combined company on a fully diluted basis. Wright and Tornier shareholders currently have the right to vote for their respective directors and on other matters affecting their respective companies. When the merger occurs, each Wright shareholder who receives Tornier ordinary shares in the merger will become a shareholder of the combined company with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Wright. Correspondingly, each Tornier shareholder will remain a shareholder of the combined company with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Tornier prior to the merger. As a result of these reduced ownership percentages, current Wright shareholders will have less voting power in the combined company than they now have with respect to Wright, and current Tornier shareholders will have less voting power in the combined company than they now have with respect to Tornier.

The Tornier ordinary shares to be received by Wright shareholders as a result of the merger will have different rights from Wright shares.
Following completion of the merger, Wright shareholders will no longer be shareholders of Wright, but will be shareholders of Tornier, which will be renamed Wright Medical Group N.V. There are important differences between the rights as a Wright shareholder and the rights as a Tornier shareholder. Material differences between the rights of Wright shareholders and Tornier shareholders include:

•
Under Wright’s bylaws, nominations for election of directors may be made by the Wright board of directors or a committee appointed by the Board, or by any shareholder entitled to vote generally in the election of directors who complies with the advance notice procedure set forth in Wright’s bylaws. Members of the Tornier board of directors are appointed from binding nominations made by the Tornier board of directors, which may only be overridden by a resolution passed by two-thirds of the votes cast at the shareholders meeting representing more than one-half of Tornier’s issued share capital.

•
Under Wright’s bylaws, the holders of shares having a majority of the voting power of Wright common stock issued and outstanding and entitled to vote at the meeting of the shareholders constitute a quorum for the transaction of business, except as otherwise provided by law. Under Dutch law, there are no quorum requirements generally applicable to meetings of shareholders.

•
Dutch corporate law grants a shareholder of a non-surviving entity in a merger, in certain circumstances, the right to claim monetary compensation rights. For example, in cross border mergers within the European Economic Area, a shareholder of the non-surviving entity who has voted against the proposed merger may submit a request for compensation with the non-surviving entity. However, the merger between Wright and Tornier is not structured as such a cross border merger and therefore no such rights will be available to Tornier shareholders in this transaction.

The opinions of Wright’s and Tornier’s financial advisors will not reflect changes in circumstances between the signing of the merger agreement and completion of the merger.
Wright and Tornier do not expect to receive updated opinions from their respective financial advisors prior to completion of the merger. Changes in the operations and prospects of Wright or Tornier, general market and economic conditions and other factors that may be beyond the control of Wright or Tornier, and on which Wright’s and Tornier’s financial advisors’ opinions were based, may significantly alter the value of Wright or Tornier or the prices of Wright shares or Tornier ordinary shares by the time the merger is completed. The opinions do not speak as of the time the merger will be completed or as of any date other than the date of such opinions. Because Wright’s and Tornier’s financial advisors will not be updating their opinions, the opinions will not address the fairness of the merger consideration from a financial point of view at the time the merger is completed.

The directors and executive officers of Wright and Tornier have interests in the merger that may be different from, or in addition to, those of other Wright and Tornier shareholders, which could have influenced their decisions to support or approve the merger.
In considering whether to approve the proposals at the meetings, Wright and Tornier shareholders should recognize that the directors and executive officers of Wright and Tornier have interests in the merger that are in addition to their interests as shareholders of Wright or Tornier. These interests may include, among others, continued service as a director or an executive officer of the combined company, accelerated vesting of certain equity-based awards or certain severance benefits and payment of certain amounts in connection with the merger, as applicable. These interests, among others, may influence the directors and executive officers of Wright or the directors and executive officers of Tornier to support or approve the merger.

If counterparties to certain agreements with Wright or Tornier do not consent to the merger, change of control rights under those agreements may be triggered as a result of the merger, which could cause the combined company to lose the benefit of such agreements and incur liabilities or replacement costs.
Wright and Tornier could be parties to agreements or possess permits that contain change of control provisions that will be triggered as a result of the merger. If the counterparties to these agreements or the authorities responsible for such permits do not consent to the merger, the counterparties or authorities may have the ability to exercise certain rights (including termination rights), resulting in Wright or Tornier incurring liabilities as a consequence of breaching such agreements or operating without such permits, or causing Wright or Tornier to lose the benefit of such agreements or permits or incur costs in seeking replacement agreements or permits.

The combined company likely will need additional financing to satisfy its anticipated liquidity challenges, which may not be available on favorable terms at the time it is needed and which could reduce the combined company’s operational and strategic flexibility.
The combined company may face liquidity challenges during the next few years in light of significant contingent liabilities and financial obligations and commitments, including, among others, acquisition-related contingent consideration payments and outstanding indebtedness, Tornier’s outstanding indebtedness in the amount of approximately $67.6 million that will be repaid upon completion of the merger, transaction-related expenses, and the combined company’s anticipated operating losses for the next few years. In the likely event that the combined company will require additional working capital to fund future operations, the combined company could seek to acquire that through additional equity or debt financing arrangements, which may or may not be available on favorable terms at such time. If the combined company raises additional funds by issuing equity securities, the combined company’s shareholders may experience dilution. Debt financing, if available, may involve covenants restricting the combined company’s operations or its ability to incur additional debt. Any debt financing or additional equity that the combined company raises may contain terms that are not favorable to the combined company or its shareholders. If the combined company does not have, or is not able to obtain, sufficient funds, it may have to delay development or commercialization of its products or license to third parties the rights to commercialize products or technologies that it would otherwise seek to commercialize. The combined company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations.

Four class action lawsuits have been filed and additional lawsuits may be filed against Wright or Tornier, relating to the merger. An adverse ruling in any such lawsuit may prevent the merger from being consummated.
On November 25, 2014, two purported Wright shareholders, Anthony Marks (as Trustee for Marks Clan Super) and Paul Parshall, filed class action complaints challenging the merger in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis and the Court of Chancery of the state of Delaware, respectively. On November 26, 2014, a third purported Wright shareholder, City of Warwick Retirement System, filed a class action complaint challenging the merger in the

Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis. On December 2, 2014, a fourth purported Wright shareholder, Paulette Jacques, filed a class action complaint challenging the merger in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis.
The four complaints name as defendants, among others, Wright, Tornier, and the members of the board of directors of Wright. The complaints seek, among other relief, an order enjoining or rescinding the merger and an award of attorneys’ fees and costs on the grounds that the Wright board or directors breached their fiduciary duty in connection with entering into the merger agreement and approving the merger. The complaints further allege that Wright, Tornier, and certain of their respective subsidiaries aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. It is possible that these complaints will be amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the merger will be brought.
One of the conditions to completion of the merger is the absence of any order being in effect that prohibits the consummation of the merger. Accordingly, if any of these plaintiffs or any future plaintiff is successful in obtaining an order enjoining consummation of the merger, then such order may prevent the merger from being completed, or from being completed within the expected time frame.

Risks Related to the Combined Company if the Merger is Completed

The combined company may be unable to successfully integrate Wright’s and Tornier’s operations or realize the anticipated cost savings and other potential benefits of the merger in a timely manner or at all. As a result, the value of the combined company’s ordinary shares may be adversely affected.
Wright and Tornier entered into the merger agreement because each company believed that the merger will be beneficial to its respective shareholders, other stakeholders and businesses. Achieving the anticipated potential benefits of the merger will depend in part upon whether the combined company is able to integrate Wright’s and Tornier’s operations in an efficient and effective manner. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Wright and Tornier operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. Wright and Tornier may also have inconsistencies in standards, controls, procedures or policies that could affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the combined company’s day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt the combined company’s business. Any inability of management to integrate successfully the operations of the two companies or to do so within a longer time frame than expected could have a material adverse effect on the combined company’s business and operating results. The combined company may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and operating results, which may affect the value of the combined company’s ordinary shares after completion of the merger.
 The success of the combined company after the merger will depend in part upon the ability of Wright and Tornier to retain key employees of each company. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that key employees will be retained.
Wright and Tornier have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following completion of the merger.
Following completion of the merger, the size of the business of the combined company will increase significantly beyond the current size of either Wright’s or Tornier’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

Wright and Tornier will incur direct and indirect costs as a result of the merger.
Wright and Tornier will incur substantial expenses in connection with completing the merger, and over a period of time following completion of the merger, the combined company further expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Wright and Tornier. While Wright and Tornier have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond the combined company’s control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Wright and Tornier.

Wright’s and Tornier’s actual financial positions and results of operations may differ materially from the unaudited pro forma financial data included in the parties’ joint proxy statement/prospectus.
The pro forma financial information contained in the joint proxy statement/prospectus filed on December 19, 2014, and any amendments thereto, is or will be presented for illustrative purposes only and may not be an indication of what the combined company’s financial position or results of operations would have been had the transaction been completed on the dates indicated. The pro forma financial information has been derived from the audited and unaudited historical financial statements of Wright and Tornier and certain adjustments and assumptions have been made regarding the combined company after giving effect to the transaction. The assets and liabilities of Wright and Tornier have been measured at fair value based on various preliminary estimates using assumptions that management believes are reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and the combined company’s financial position and future results of operations.
 In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the combined company’s financial condition or results of operations following the closing. Any potential decline in the combined company’s financial condition or results of operations may cause significant variations in the share price of the combined company.

The market price of the combined company’s ordinary shares after the merger may be affected by factors different from those currently affecting Wright shares or Tornier ordinary shares.
Upon completion of the merger, holders of Wright shares will become holders of Tornier ordinary shares. The business of Wright differs from that of Tornier in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s ordinary shares following the merger may be affected by factors different from those currently affecting the independent results of operations of Wright and Tornier.

If goodwill or other intangible assets that the combined company records in connection with the merger become impaired, the combined company could be required to take significant charges against earnings.
In connection with the accounting for the merger, the combined company expects to record a significant amount of goodwill and other intangible assets. Under U.S. GAAP, the combined company must assess, at least annually and potentially more frequently, whether the value of its goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect the combined company’s results of operations and shareholders’ equity in future periods.

The merger may not allow the combined company to maintain competitive global cash management and a competitive effective corporate tax rate.
Wright and Tornier cannot give any assurance as to what the combined company’s effective tax rate will be after the merger, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where the combined company will operate and uncertainty regarding the level of net income that the combined company will earn in those jurisdictions in the future. The combined company’s actual effective tax rate may vary from this expectation and that variance may be material. Additionally, the tax laws of the Netherlands and other jurisdictions in which the combined company operates could change in the future, and such changes could cause a material change in the combined company’s effective tax rate.

The combined company’s provision for income taxes will be based on certain estimates and assumptions made by management in consultation with its tax and other advisors. The combined company’s group income tax rate will be affected by, among other factors, the amount of net income earned in its various operating jurisdictions, the availability of benefits under tax treaties, the rates of taxes payable in respect of that income, and withholding taxes on dividends paid from one jurisdiction to the next. The combined company will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. The combined company will therefore make estimates and judgments based on its knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to its business, in determining its consolidated tax provision. For example, certain countries could seek to tax a greater share of income than will be provided for by the combined company. The final outcome of any audits of Wright and Tornier by taxation authorities may differ from the estimates and assumptions the combined company may use in determining its consolidated tax provisions and accruals. This could result in a material adverse effect on the combined company’s consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.
In particular, dividends, distributions and other intra-group payments from Wright or its U.S. affiliates to certain non-U.S. subsidiaries of the combined company may be subject to U.S. withholding tax at a rate of 30% unless the entity receiving such payments can demonstrate that it qualifies for reduction or elimination of the U.S. withholding tax under the income tax treaty (if any) between the United States and the jurisdiction in which the entity is organized or is a tax resident. In certain cases, treaty qualification may depend on whether at least 50% of the ultimate beneficial owners of the combined company are qualified residents of the United States or the treaty jurisdiction within the meaning of the applicable treaty. There can be no assurance that the combined company will satisfy this beneficial ownership requirement at the time when such dividends, distributions or other payments are made. Moreover, the U.S. Internal Revenue Service (which is referred to in this document as the “IRS”) may challenge the combined company’s determination that the beneficial ownership requirement is satisfied. If the combined company does not satisfy the beneficial ownership requirement, such dividends, distributions or other payments may be subject to 30% U.S. withholding tax.

The combined company may face potential limitations on the utilization of Wright’s and its U.S. affiliates’ U.S. tax attributes following the combination.
Following the acquisition of a U.S. corporation by a non-U.S. corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses and certain tax credits to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, Wright currently expects that following the combination, this limitation likely will not apply and as a result, it and its U.S. affiliates likely will not be limited by Section 7874 of the Code in their ability to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions. However, no assurance can be given in this regard. If, however, Section 7874 of the Code were to apply to the combination and if Wright or its U.S. affiliates engage in transactions that would generate U.S. taxable income subject to this limitation in the future, it could take Wright longer to use its net operating losses and tax credits and thus Wright could pay U.S. federal income tax sooner than it otherwise would have. Additionally, if the limitation were to apply and if Wright does not generate taxable income consistent with its expectations, it is possible that the limitation under Section 7874 on the utilization of U.S. tax attributes could prevent Wright and/or its U.S. affiliates from fully utilizing their U.S. tax attributes prior to their expiration.

Future changes to U.S. tax laws could materially affect the combined company, including its status as a non-U.S. corporation.
Under current U.S. federal income tax law, a corporation generally will be considered to be resident for U.S. federal income tax purposes in its place of organization or incorporation. Accordingly, under the generally applicable U.S. federal income tax rules, the combined company, a Netherlands incorporated entity, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident). Section 7874 of Code, however, contains specific rules (more fully discussed below) that can cause a non-U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. These rules are complex and there is little or no guidance as to their application.
We currently expect the combined company should be treated as a foreign corporation for U.S. federal tax purposes, however, it is possible that the IRS could disagree with that position and assert that Section 7874 applies to treat the combined company as a U.S. corporation following the combination. In addition, new statutory or regulatory provisions under Section 7874 or otherwise could be enacted or promulgated that adversely affect the combined company’s status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application. If the combined company were to be treated as a U.S. corporation for federal tax purposes, the combined company would be subject to U.S. corporate income tax on its worldwide income, and the income of its foreign subsidiaries would be subject to U.S. tax when repatriated or when deemed recognized under the U.S. tax rules for controlled foreign subsidiaries. In such a case, the combined company would be subject to substantially greater U.S. tax liability than currently contemplated. Moreover, in such a case, a non-U.S. shareholder of the combined company would be subject to U.S. withholding tax on the gross amount of any dividends paid by the combined company to such shareholder.

Any such U.S. corporate income or withholding tax could be imposed in addition to, rather than in lieu of, any Dutch corporate income tax or withholding tax that may apply.

The combined company’s tax position may be adversely affected by changes in tax law relating to multinational corporations, or by increased scrutiny by tax authorities.
Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, limit the ability of foreign-owned corporations to deduct interest expense, and make other changes in the taxation of multinational corporations.
Additionally, the U.S. Congress, government agencies in jurisdictions where the combined company and its affiliates do business, and the Organization for Economic Co-operation and Development have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S., the Netherlands and other countries in which the combined company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could impact the expected tax treatment for the combined company and adversely affect the combined company’s financial results.
Moreover, U.S. and non-U.S. tax authorities may carefully scrutinize companies involved in cross-border business combinations, such as the combined company, which may lead such authorities to assert that the combined company owes additional taxes.

The exposure of the combined company to several tax jurisdictions may have an adverse effect on the combined company and this may increase the aggregate tax burden on the combined company and its shareholders.
The combined company is subject to a large number of different tax laws and regulations in the various jurisdictions in which it operates. These laws and regulations are often complex and are subject to varying interpretations. The combined effect of the application of tax laws, including the application or disapplication of tax treaties of one or more of these jurisdictions and their interpretation by the relevant tax authorities could, under certain circumstances, produce contradictory results. The combined company often relies on generally available interpretations of tax laws and regulations to determine the existence, scope and level of its liability to tax in the jurisdictions in which it operates. In addition, the combined company takes positions in the course of its business with respect to various tax matters, including the compliance with the arm’s length principles in respect of transactions with related parties, the tax deductibility of interest and other costs, and the amount of depreciation or write-down of our assets that we can recognize for tax purposes. There is no assurance that the tax authorities in the relevant jurisdictions will agree with such interpretation of these laws and regulations or with the positions taken by the combined company. If such tax positions are challenged by relevant tax authorities, the imposition of additional taxes could increase the effective tax rate and cost of operations of the combined company.
Furthermore, because the combined company is incorporated under Dutch law, it will be treated for Dutch corporate income tax purposes as a resident of the Netherlands. Based on the currently contemplated management structure of the combined company and the current tax laws of the United States and the Netherlands, as well as applicable income tax treaties and current interpretations thereof, the combined company expects to be a tax resident solely of the Netherlands. If the combined company were to be treated as a tax resident of a jurisdiction other than or in addition to the Netherlands, the combined company could be subject to corporate income tax in that other jurisdiction, and could be required to withhold tax on dividends paid by the combined company to its shareholders under the applicable laws of that jurisdiction.

U.S. investors may not be able to enforce judgments obtained in U.S. courts in civil and commercial matters against the combined company or members of its board of directors or officers.
The combined company will be organized under the laws of the Netherlands, and, as such, the rights of holders of the combined company ordinary shares and the civil liability of the combined company directors will be governed by the laws of the Netherlands and the combined company articles of association. A substantial portion of the combined company’s assets will be located outside of the United States. In addition, certain members of the combined company Board and certain officers of combined company, as well as certain experts named in this document, may reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States on the combined company or such individuals, or to enforce outside the United States any judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce rights predicated upon the U.S. federal securities laws in original actions brought in courts in jurisdictions located outside the United States (including the Netherlands) or enforce claims for punitive damages.
The United States and the Netherlands currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters (other than arbitral awards). A final judgment for the payment of money rendered by any federal or state court in the United States which is enforceable in the United States, whether or not predicated solely upon U.S. federal securities laws, would not automatically be recognized or enforceable in the Netherlands. In order to obtain a judgment which is enforceable in the Netherlands, the party in whose favor a final and conclusive judgment of the U.S. court has been rendered will be required to file its claim with a court of competent jurisdiction in the Netherlands. Such party may submit to a Dutch court the final judgment rendered by the U.S. court. If and to the extent that the Dutch court finds that the jurisdiction of the U.S. court has been based on grounds which are internationally acceptable and that proper legal procedures have been observed, the Dutch court will generally tend to give binding effect to the judgment of the court of the United States without substantive re-examination or re-litigation on the merits of the subject matter, unless the judgment contravenes principles of public policy of the Netherlands.
There can be no assurance that U.S. investors will be able to enforce against the combined company or members of its board of directors, officers or certain experts named herein who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

As a Dutch public company with limited liability, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of Delaware.
Tornier is a Dutch public company with limited liability (naamloze vennootschap). Tornier’s corporate affairs are governed by its articles of association and by the laws governing companies incorporated in the Netherlands. The rights of shareholders and the responsibilities of members of its board of directors may be different from those in companies governed by the laws of U.S. jurisdictions.
For example, resolutions of the general meeting of shareholders may be taken with majorities different from the majorities required for adoption of equivalent resolutions in Delaware corporations. In addition, if a third party is liable to a Dutch company, under Dutch law shareholders generally do not have the right to bring an action on behalf of the company or to bring an action on their own behalf to recover damages sustained as a result of a decrease in value, or loss of an increase in value, of their ordinary shares. Only in the event that the cause of liability of such third party to the company also constitutes a tortious act directly against such shareholder, may that shareholder have an individual right of action against such third party on its own behalf to recover damages. The Dutch Civil Code provides for the possibility to initiate such actions collectively. A foundation or an association whose objective, as stated in its articles of association, is to protect the rights of persons having similar interests may institute a collective action. The collective action cannot result in an order for payment of monetary damages but may result in a declaratory judgment (verklaring voor recht), for example declaring that a party has acted wrongfully or has breached a fiduciary duty. The foundation or association and the defendant are permitted to reach (often on the basis of such declaratory judgment) a settlement which provides for monetary compensation for damages. A designated Dutch court may declare the settlement agreement binding upon all the injured parties, whereby an individual injured party will have the choice to opt-out within the term set by the court (at least three months). Such individual injured party, may also individually institute a civil claim for damages within the before mentioned term.
In the performance of its duties, the board of directors of the combined company will be required by Dutch law to act in the interest of the company and its affiliated business, and to consider the interests of our company, our shareholders, our employees and other stakeholders in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, interests of our shareholders.

If any of the events described in “Risks Related to our Business” occur, or if events occur which adversely affect the business of Tornier, those events could cause the potential benefits of the merger not to be realized.
Following completion of the merger, the combined company will be susceptible to many of the risks described above as well as specific risks applicable to their respective businesses. To the extent any of these risks occur, those events could cause the potential benefits of the merger not to be realized and the market price of the combined company’s ordinary shares to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
Our corporate headquarters are located in Memphis, Tennessee.  We lease 92,000 square feet of office space with research and development facilities under a lease agreement that is renewable through 2034.  Our U.S. operations consist of a state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we primarily produce orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. The majority of our surgical instrumentation is produced to our specifications by qualified subcontractors who serve medical device companies. We have recently completed the expansion of our manufacturing and distribution facilities and are operating at full capability. Our capacity is sufficient to meet customer demand for the foreseeable future.
Our international operations include warehouse, sales, and administrative facilities located in several countries. Our operations in France include manufacturing, research and development, warehouse, sales and administrative space. We have an international research and development facility in Costa Rica and sales office in the Netherlands. Our sales offices in the United Kingdom, Germany, Italy, Australia and Canada also include warehouse and administrative space.

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
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. Under the court's claim construction ruling, we do not believe these hip products infringe the asserted patents. In filings with the Court, Stryker has conceded that under the Court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the Court to dismiss the case so it may pursue an appeal. On November 25 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Howmedica and Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. In January 2014, we filed a request with the U.S. Patent and Trademark Office for Inter Partes Review (IPR) of the Bonutti patents. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. As a result, the District Court will lift the stay, and we will continue with our defense.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014 we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant. On October 9, 2014, the parties jointly advised the Court that they had reached an agreement in principle to resolve the matter. In connection with the reported settlement, we recorded expenses of $0.9 million in continuing operations and $13.8 million in discontinued operations. In addition, we recorded a $4.6 million asset in connection with the fully paid non-exclusive foot and ankle license contemplated by the reported settlement. $10.7 million of the $13.8 million recorded in discontinued operations reflects estimated royalty payments based on future sales by MicroPort Orthopedics, which will be paid through 2026. The parties are now in the process of finalizing the settlement documentation.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015 we filed a request for IPR with the U.S. Patent and Trademark Office.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that Wright’s X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  Plaintiff has not yet served the complaint. On January 28, 2015, Spineology filed a new complaint, Case No. 0:15-cv-00180-MJD-FLN, in the U.S. District Court in Minnesota, just prior to its first complaint expiring. The new complaint adds claims of willful infringement. Spineology has not yet served the new complaint.
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
Additionally, as of February 15, 2015, we are a defendant in 34 lawsuits in various state and federal courts involving claims for damages for personal injury associated with fractures of our PROFEMUR® long titanium modular neck product.
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
Shareholder Litigation
On November 25, 2014, two purported Wright shareholders, Anthony Marks (as Trustee for Marks Clan Super) and Paul Parshall, filed class action complaints challenging the proposed merger with Tornier in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis and the Court of Chancery of the state of Delaware, respectively. On November 26, 2014, a third purported Wright shareholder, City of Warwick Retirement System, filed a class action complaint challenging the merger in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis. On December 2, 2014, a fourth purported Wright shareholder, Paulette Jacques, filed a class action complaint challenging the merger in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis.
The four complaints name as defendants, among others, Wright, Tornier, and the members of the board of directors of Wright. The complaints seek, among other relief, an order enjoining or rescinding the merger and an award of attorneys’ fees and costs on the grounds that the Wright board or directors breached their fiduciary duty in connection with entering into the merger agreement and approving the merger. The complaints further allege that Wright, Tornier, and certain of their respective subsidiaries aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. It is possible that these complaints will be amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the merger will be brought.

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

	High	Low
Fiscal Year 2013
First Quarter	$24.58	$20.69
Second Quarter	$27.47	$22.34
Third Quarter	$28.41	$23.70
Fourth Quarter	$30.87	$26.06
Fiscal Year 2014
First Quarter	$33.80	$29.26
Second Quarter	$32.52	$26.76
Third Quarter	$32.57	$28.70
Fourth Quarter	$32.65	$26.07
Holders
As of February 18, 2015, there were 511 stockholders of record. As of February 11, 2015, there were an estimated 10,908 beneficial owners of our common stock.
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
Equity Compensation Plan Information
The table below sets forth information regarding the number of securities to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2014 (in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans approved by security holders	3,517	$24.22	2,690
Equity compensation plans not approved by security holders[1]	890	17.20	—
Total	4,407	$22.80	2,690
_________________________________

[1]
On occasion, we grant stock options under an inducement stock option agreements, in order to induce candidates to commence employment with us as a member of our executive management team. These options vest over a service period ranging from three to four years.

Comparison of Total Stockholder Returns
The graph below compares the cumulative total stockholder returns for the period from December 31, 2009 to December 31, 2014, for our common stock, an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (the

Nasdaq U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the Nasdaq Medical Equipment Companies Index). The graph assumes that $100.00 was invested on December 31, 2009, in our common stock, the Nasdaq U.S. Companies Index, and the Nasdaq Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two Nasdaq indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future stock price performance.

Cumulative Total Stockholder Returns Based on Reinvestment of $100.00 Beginning on December 31, 2009

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Wright Medical Group, Inc.	$100.00	$82.00	$87.12	$110.82	$162.14	$141.87
Nasdaq U.S. Companies Index	100.00	118.37	118.98	140.70	196.11	226.12
Nasdaq Medical Equipment Companies Index	100.00	106.64	122.52	136.39	159.86	185.44
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies	100.00	104.18	105.86	124.72	151.70	186.72

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations:
Net sales	$298,027	$242,330	$214,105	$210,753	$208,489
Cost of sales (1)	73,223	59,721	48,239	56,762	55,928
Cost of sales — restructuring (2)	—	—	—	667	—
Gross profit	224,804	182,609	165,866	153,324	152,561
Operating expenses:
Selling, general and administrative (1) (6)	289,620	230,785	150,296	131,611	124,704
Research and development (1)	24,963	20,305	13,905	15,422	17,008
Amortization of intangible assets	10,027	7,476	4,417	2,412	2,397
BioMimetic impairment charges	—	206,249	—	—	—
Gain on sale of intellectual property (3)	—	—	(15,000)	—	—
Restructuring charges (2)	—	—	431	4,613	60
Total operating expenses	324,610	464,815	154,049	154,058	144,169
Operating (loss) income (5)	(99,806)	(282,206)	11,817	(734)	8,392
Interest expense, net	17,398	16,040	10,113	6,381	6,090
Other (income) expense, net (6)	129,626	(67,843)	5,089	4,241	119
(Loss) Income before income taxes	(246,830)	(230,403)	(3,385)	(11,356)	2,183
Provision (benefits) for income taxes(7)	(6,334)	49,765	2	(3,961)	624
Net (loss) income from continuing operations	$(240,496)	$(280,168)	$(3,387)	$(7,395)	$1,559
(Loss) income from discontinued operations, net of tax	$(19,187)	$6,223	$8,671	$2,252	$16,282
Net (loss) income	$(259,683)	$(273,945)	$5,284	$(5,143)	$17,841
Net (loss) income from continuing operations per share:
Basic	$(4.83)	$(6.19)	$(0.09)	$(0.19)	$0.04
Diluted	$(4.83)	$(6.19)	$(0.09)	$(0.19)	$0.04
Weighted-average number of common shares outstanding — basic	49,758	45,265	38,769	38,279	37,802
Weighted-average number of common shares outstanding — diluted	49,758	45,265	39,086	38,279	37,961

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$227,326	$168,534	$320,360	$153,642	$153,261
Marketable securities	2,575	14,548	12,646	18,099	36,345
Working capital	252,805	385,890	575,713	424,543	426,286
Total assets	892,676	1,007,451	953,453	754,580	755,239
Long-term liabilities	426,222	428,312	353,580	210,126	212,963
Stockholders’ equity	278,803	459,714	523,441	468,464	470,972

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Data:
Cash flow provided by (used in) operating activities	$(116,002)	$(36,601)	$68,822	$61,441	$73,194
Cash flow provided by (used in) investing activities	145,630	(121,317)	(1,048)	(30,560)	(4,173)
Cash flow provided by (used in) financing activities	33,051	6,257	98,721	(30,050)	(198)
Depreciation	18,582	26,296	38,275	40,227	35,559
Stock-based compensation expense	11,487	15,368	10,974	9,108	13,177
Capital expenditures(4)	48,603	37,530	19,323	46,957	49,038

______________________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cost of sales	$254	$503	$704	$735	$705
Selling, general and administrative	10,149	10,675	6,767	4,875	7,808
Research and development	1,084	780	368	320	1,631
Discontinued operations	—	3,410	3,135	3,178	3,034

(2)
During the years ended December 31, 2012 and 2011, we recorded pre-tax charges associated with the cost improvement restructuring efforts totaling $0.4 million and $5.3 million. During the years ended December 31, 2010, we recorded pre-tax charges associated with the restructuring of our facilities in Toulon and Creteil, France, totaling $0.1 million.

(3)	During the year ended December 31, 2012, we recorded income of $15 million related to a sale and license back transaction for intellectual property.

(4)
During the year ended December 31, 2014, our capital expenditures included approximately $9.4 million related to the expansion of our manufacturing facility in Arlington, Tennessee. During the year ended December 31, 2010, our capital expenditures included approximately $6.0 million related to the expansion of our Arlington, Tennessee facilities.

(5)
During the year ended December 31, 2014, we recognized $2.1 million in costs associated with distributor conversions and non-competes. In addition, we recognized $14.1 million in costs for due diligence, transaction and transition costs related to the Biotech, Solana and OrthoPro acquisitions, and $11.9 million in Tornier merger costs. We recognized $5.9 million for transition costs for the OrthoRecon divestiture, $1.2 million in costs associated with management changes and $0.9 million in costs associated with a patent dispute settlement. During the year ended December 31, 2013, we recognized $3.7 million in costs associated with distributor conversions and non-competes. In addition, we recognized $12.9 million in costs for due diligence and transaction costs related to the BioMimetic & Biotech acquisitions and $21.6 million for transaction costs for the OrthoRecon divestiture. Additionally, we recorded charges of $206.2 million for BioMimetic impairment charges.

(6)
During the year ended December 31, 2014, we recognized approximately $125 million from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the acquisition of BioMimetic, $2.0 million of charges for the mark to market adjustment of our derivative instruments and $1.8 million of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare. During the year ended December 31, 2013, we recognized a gain of approximately $7.8 million related to the previously held investment in BioMimetic. During the year ended December 31, 2012, we recognized approximately $2.7 million for the write-off of unamortized deferred financing fees associated with the termination of our Senior Credit facility and the redemption of approximately $25 million of our 2014 Convertible Notes. Additionally, we recognized approximately $1.1 million of charges for the mark to market adjustment of our derivative instruments. During the year ended December 31, 2011, we recognized approximately $4.1 million for the write off of pro-rata unamortized deferred financing fees and transaction costs associated with the tender offer for our convertible notes completed during the first quarter of 2011.

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

On January 9, 2014, we completed the sale of our hip and knee reconstruction (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). We determined that this transaction meets the criteria for classification as discontinued operations. As such, the financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis.

Executive Overview
Company Description. We are a global, specialty orthopaedic medical device company that provides solutions that enable clinicians to alleviate pain and restore their patients' lifestyles. We are a recognized leader of surgical solutions for the foot and ankle market and sell our products in over 60 countries worldwide.
Our business includes products that are used in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, fingers, toes, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Our extensive foot and ankle product portfolio, our approximately 300 direct sales representatives, and our increasing level of training of foot and ankle surgeons has resulted in our being a recognized leader in the foot and ankle market. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients.
We have been in business for over 60 years and have built a well-known, respected brand name.
Following the sale of our OrthoRecon business on January 9, 2014, we moved our corporate headquarters and U.S. operations from Arlington, Tennessee to Memphis, Tennessee, where we conduct research and development, sales and marketing administration and administrative activities. Our manufacturing and warehousing activities continue to be located in Arlington, Tennessee. Our U.S. sales accounted for 71% of total revenue in 2014. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the U.S. and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the U.S. We promote our products in approximately 60 countries with principal markets in the U.S., Europe, Asia, Canada, Australia, and Latin America.
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
Our extremities product line includes products for both the foot and ankle and the upper extremity markets. Our principal foot and ankle portfolio includes the INBONE® and INFINITY® Total Ankle Replacement Systems, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC® 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, which we acquired in our acquisition of OrthoPro, L.L.C., PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. Our upper extremity portfolio includes the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating System, RAYHACK® osteotomy system, and the MICRONAIL® intramedullary wrist fracture repair system.
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
Significant Business Developments. On January 9, 2014, we completed the sale of our OrthoRecon business to MicroPort. The financial results of our OrthoRecon business have been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis. With the divestiture of our OrthoRecon business, our transition to a high-growth global Extremities and Biologics company is complete.
On January 30, 2014, we completed our acquisition of Solana, and on February 5, 2014, we completed our acquisition of OrthoPro, both privately held, high growth extremities companies. These acquisitions add complementary extremity product portfolios to further accelerate growth opportunities in our global Extremities business.

We acquired 100% of outstanding equity of Solana for approximately $48 million in cash and $41.4 million of Wright common stock. We acquired 100% of OrthoPro's outstanding equity for approximately $32.5 million paid at closing.
On June 16, 2014, we announced the full U.S. commercial launch of our INFINITY® Total Ankle Replacement System. The system complements our existing ankle portfolio and allows us to offer a total ankle replacement system that addresses the continuum of care for end-stage ankle arthritis patients.
On October 27, 2014, we received an Approvable Letter from the FDA for our PMA for Augment® Bone Graft. The approvable letter indicates the FDA determined Augment® Bone Graft to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. We currently anticipate that we will be able to sell Augment® Bone Graft in the United States beginning in the first half of 2015.
On October 27, 2014, we entered into a definitive merger agreement with Tornier under which Wright and Tornier will combine in an all stock transaction with a combined equity value of approximately $3.3 billion as of the date of the announcement. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 1.0309 ordinary shares of Tornier. Upon completion of the merger, our shareholders will own approximately 52% of the shares of the combined company on a fully diluted basis and Tornier shareholders will own approximately 48%. The transaction is subject to the customary closing conditions, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as Wright and Tornier stockholder approval.
Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and will leverage the global strengths of both product brands as a pure play Extremities-Biologics business. The combined company will have its U.S. headquarters in Memphis, Tennessee, where our current headquarters is located. Wright Medical Group N.V. will be led by Robert Palmisano, who will become president and chief executive officer of the combined company. David Mowry, Tornier’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board and five representatives from Tornier’s existing board, including Robert Palmisano and David Mowry. The merger of Wright and Tornier will create a mid-sized growth company uniquely positioned with leading technologies and specialized sales forces in three of the fastest growing areas of orthopaedics - Upper Extremities, Lower Extremities and Biologics. The highly complementary nature of the two businesses will give the combined company significant diversity and scale across a range of geographies and product categories.
In 2014, net sales increased 23%, totaling $298.0 million, compared to $242.3 million in 2013, driven by growth in our foot and ankle business.
Our 2014 domestic sales increased 19% as compared to 2013, as a 29% increase in our U.S. foot and ankle sales more than offset a 12% decline in our upper extremity sales. Our international sales increased 33% during 2014 as compared to 2013 primarily due to the Biotech acquisition in the fourth quarter of 2013. The remaining growth was driven primarily by our market focus in Asia and the United Kingdom.
In 2014, our net loss from continuing operations totaled $240.5 million, compared to a net loss from continuing operations of $280.2 million in 2013. The decrease in net loss from continuing operations was driven by:

•
$208.5 million ($172.3 million net of taxes) of impairment and other charges recorded in 2013 related to assets acquired from BioMimetic, including $2.3 million of charges recorded within Cost of Sales to write down inventory to its net realizable value;

•	$119.6 million tax valuation allowance recorded in 2013 against deferred tax assets in our U.S. jurisdiction; and

•	$14.5 million ($3.4 million net of taxes) decrease in transition costs associated with the sale of our OrthoRecon business and the acquisition of businesses.
Those favorable impacts were mostly offset by items unfavorably impacting the net loss in 2014 that included:

•
$186.2 million ($186.2 million net of taxes) year-over-year unfavorability from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the acquisition of BioMimetic;

•	$11.9 million ($11.9 million net of taxes) of expenses in 2014 associated with the pending Tornier merger;

•	$1.2 million ($1.2 million net of taxes) of expenses associated with executive management changes in 2014;

•	$1.7 million ($1.7 million net of taxes) of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare;

•
incremental selling, general and administrative expenses primarily driven by expense dis-synergies following the sale of our OrthoRecon business, investment in international growth opportunities and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses; and

•	the inability to record tax benefit in our U.S. jurisdiction due to the full valuation allowance.

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
Business continuity, investments in innovation, and a seamless customer experience are top priorities, and we are highly focused on ensuring that no business momentum is lost during the transition period. As such, we have had inefficiencies following the sale of the OrthoRecon business, but will have an excellent opportunity to improve efficiency and leverage fixed costs in the business going forward. Additionally, there have been expense dis-synergies as a result of the transaction, and we have had short-term revenue dis-synergies as we work through the separation of some of the remaining full-line distribution both in the U.S. and outside the U.S.
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

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2014		2013
	Amount	% of Sales	Amount	% of Sales
Net sales	$298,027	100.0%	$242,330	100.0%
Cost of sales[1]	73,223	24.6%	59,721	24.6%
Gross profit	224,804	75.4%	182,609	75.4%
Operating expenses:
Selling, general and administrative[1]	289,620	97.2%	230,785	95.2%
Research and development[1]	24,963	8.4%	20,305	8.4%
Amortization of intangible assets	10,027	3.4%	7,476	3.1%
BioMimetic impairment charges	—	—%	206,249	85.1%
Total operating expenses	324,610	108.9%	464,815	191.8%
Operating loss	(99,806)	(33.5)%	(282,206)	(116.5)%
Interest expense, net	17,398	5.8%	16,040	6.6%
Other expense (income), net	129,626	43.5%	(67,843)	(28.0)%
Loss from continuing operations before income taxes	(246,830)	(82.8)%	(230,403)	(95.1)%
(Benefit) provision for income taxes	(6,334)	(2.1)%	49,765	20.5%
Net loss from continuing operations	$(240,496)	(80.7)%	$(280,168)	(115.6)%
(Loss) income from discontinued operations, net of tax [1]	(19,187)		6,223
Net loss	$(259,683)		$(273,945)
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2014	% of Sales	2013	% of Sales
Cost of sales	$254	0.1%	$503	0.2%
Selling, general and administrative	10,149	3.4%	10,675	4.4%
Research and development	1,084	0.4%	780	0.3%
Income from discontinued operations, net of tax	—	n/a	3,410	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2014	2013	% Change
U.S.
Foot and Ankle	148,631	115,642	28.5%
Upper Extremity	15,311	17,423	(12.1)%
Biologics	45,494	42,561	6.9%
Other	2,641	2,022	30.6%
Total U.S.	212,077	177,648	19.4%

International
Foot and Ankle	47,001	35,020	34.2%
Upper Extremity	11,312	7,240	56.2%
Biologics	20,590	17,231	19.5%
Other	7,047	5,191	35.8%
Total International	85,950	64,682	32.9%

Total Sales	298,027	242,330	23.0%

Net sales
U.S. Segment. Net sales in our U.S. segment totaled $212.1 million in 2014, a 19% increase from $177.6 million in 2013, representing approximately 71% of total net sales in 2014 and 73% of total net sales in 2013. Sales from products acquired from Solana and OrthoPro contributed sales of $22.4 million in 2014.
Our U.S. foot and ankle net sales increased to $148.6 million in 2014, representing growth of 29% over 2013. The increase was driven by sales of $20.8 million from products acquired from Solana and OrthoPro, as well as continued growth of our Total Ankle Replacement products. The U.S. foot and ankle sales growth includes the impact of the addition of Solana and OrthoPro's products into our existing direct sales force, offset by some cannibalization of product sales.
Our U.S. biologics sales totaled $45.5 million in 2014, representing a 7% increase over 2013, driven primarily by an increase in the sales of our PRO-DENSE® and ALLOPURE® line of products.
Our U.S. upper extremities sales were impacted by dis-synergies in our U.S. sales channel following the sale of our OrthoRecon business.
International Segment. Net sales in our International segment totaled $86.0 million in 2014, a 33% increase as compared to net sales of $64.7 million in 2013. Sales from products acquired from Biotech contributed sales of $13.7 million in 2014.
Our international foot and ankle sales increased 34% to $47.0 million in 2014, driven by sales of $8.2 million from foot and ankle products acquired from Biotech and increases in other geographic regions as a result of our focus on international market expansion focus.
Our international biologics sales increased 19% as the result of a 33% increase in Asia as the result of the addition of a new distribution partner in China in the second quarter of 2013, and a 21% increase of sales in Australia, primarily related to sales of Augment® Bone Graft acquired from the BioMimetic acquisition in the first quarter of 2013.
Our 2014 international net sales included a unfavorable foreign currency impact of approximately $0.6 million when compared to 2013 net sales.

Cost of sales
Our cost of sales were flat as a percentage of net sales, totaling $73.2 million or 24.6% of sales in 2014, compared to $59.7 million or 24.6% of sales in 2013, as dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions, were offset by lower levels of provisions for excess and obsolete inventory.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume and currency exchange rates.
Selling, general and administrative
As a percentage of net sales, selling, general and administrative expenses increased to 97.2% in 2014, as compared to 95.2% in 2013. For 2014, selling, general and administrative expense included $14.1 million transition and transaction costs associated with acquired businesses (4.7% of net sales), $11.9 million of Tornier merger costs (4.0% of net sales), $5.8 million of transition costs associated with the sale of the OrthoRecon business (2.0% of net sales), $1.2 million of costs connected to management changes (0.4% of net sales) and $0.9 million of costs related to a patent dispute settlement (0.3% of net sales). For 2013, Selling, general and administrative expense included $21.6 million of transition costs associated with the sale of our OrthoRecon business (8.9% of net sales), $12.9 million of due diligence, transition and transaction costs related to our acquisitions of BioMimetic and Biotech (5.3% of net sales), and $0.9 million of cost related to distributor transition agreements (0.4% of net sales). The remaining increase in selling, general and administrative expenses as a percentage of sales was driven by investment in international growth opportunities, dis-synergies as a result of the sale of the OrthoRecon business in certain corporate and international expenses, and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses, which were partially offset by lower levels of expense for cash incentive compensation. The dis-synergies as a result of the sale of the OrthoRecon business include expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities.
We anticipate that our selling, general and administrative expenses will increase in 2015 for transaction and transition costs associated with the pending Tornier merger.
Research and development
Our investment in research and development activities represented 8.4% of net sales in both 2014 and 2013. Research and development costs as a percentage of net sales were flat in 2014 as compared to 2013 primarily attributable to increased sales levels, partially offset by dis-synergies in certain shared functions as a result of the sale of the OrthoRecon business.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $10.0 million in 2014, as compared to $7.5 million in 2013. The increase is driven by intangible assets acquired during the quarter ended March 31, 2014 and the fourth quarter of 2013 (see Note 3 to our consolidated financial statements). The increase is partially offset by a decrease in amortization expense associated with certain distributor non-compete agreements that became fully amortized during 2014. Based on the intangible assets held at December 31, 2014, we expect to amortize approximately $10.1 million in 2015, $7.7 million in 2016, $7.1 million in 2017, $5.5 million in 2018, and $5.1 million in 2019.
BioMimetic impairment charges
There were no BioMimetic impairment charges in 2014. During the quarter ended September 30, 2013, we recorded charges of approximately $206.2 million associated with the BioMimetic business acquired in the first quarter of 2013. On August 7, 2013, we received a not approvable letter from the FDA in response to our Pre-PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures, and we were required to evaluate assets associated with the BioMimetic acquisition for impairment. As a result of this evaluation, we recorded an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million, as well as the recognition of a $3.2 million charge for noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we estimated would expire unused.
Interest expense, net
Interest expense, net, consists of interest expense of $17.7 million in 2014 and $16.4 million in 2013, offset by interest income of $0.3 million in both 2014 and 2013. Our interest expense relates primarily to non-cash interest expense associated with the amortization of the discount on our 2017 Notes of $9.3 million and $8.7 million in 2014 and 2013, respectively, and non-cash interest expense related to the amortization of deferred financing costs of $1.7 million and $1.6 million in 2014 and 2013, respectively, as well as cash interest expense on our 2017 Notes totaling $6.0 million in both 2014 and 2013.

Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2015 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand. We expect that interest expense will increase in 2015 due to the incremental debt outstanding following the issuance of the 2020 Notes in February 2015 (see Note 22 to our consolidated financial statements).
Other expense (income), net
Other expense (income), net was $129.6 million of expense in 2014, compared to $67.8 million of income in 2013. For 2014, other expense, net includes an unrealized loss of $125.0 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic, $1.8 million for the fair value adjustment for contingent consideration associated with the WG Healthcare acquisition and an unrealized loss of $2.0 million for net mark-to-market adjustments on our derivative asset and liability. For 2013, other expense (income), net includes a $61.1 million unrealized gain on CVRs issued in connection with the acquisition of BioMimetic and a $7.8 million realized gain on our previously held investment in BioMimetic, partially offset by an unrealized loss of $1.0 million for net mark-to-market adjustments on our derivative asset and liability.
Benefit (provision) for income taxes
We recorded a tax benefit of $6.3 million in 2014 and tax expense of $49.8 million in 2013. During 2014, our effective tax rate was approximately 2.6% as compared to (21.6)% in the first nine months of 2013. Our relatively low effective tax rate in 2014 is primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations. Our 2014 tax benefit therefore included $5.5 million of benefit recorded in continuing operations as a result of the gain realized in discontinued operations.
Our 2013 tax expense included a $119.6 million provision to record a valuation allowance against our deferred tax assets primarily associated with net operating losses in the U.S. as a result of recent cumulative operating losses in the U.S. tax jurisdiction, which had an unfavorable 51.9 percentage point impact on our 2013 effective tax rate.
Loss (Income) from Discontinued Operations, Net of Tax
Loss (Income) from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2014, net loss from discontinued operations includes operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with external legal defense fees and changes to any contingent liabilities associated with the OrthoRecon business, as well as the $24.3 million gain on the sale of the OrthoRecon business.
For 2013, income from discontinued operations includes twelve months of activity of the OrthoRecon business.
Reportable Segments.
The following table sets forth, for the periods indicated, sales gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Twelve Months Ended December 31,
	U.S.		International		BioMimetic(1)
	2014	2013	2014	2013	2014	2013
Net Sales	$212,077	$177,648	$85,950	$64,682	$—	$—
Gross Profit	172,035	146,541	54,558	39,630	—	—
Gross Profit as a percent of net sales	81.1%	82.5%	63.5%	61.3%	N/A	N/A
Operating Income (Loss)	$23,074	$26,268	$(5,366)	$4,761	$(12,033)	$(12,741)
Operating Income as a percent of net sales	10.9%	14.8%	(6.2)%	7.4%	N/A	N/A
(1) The acquisition of the BioMimetic reportable segment occurred on March 01, 2013.
U.S. Segment - Gross profit as a percent of net sales decreased primarily due to dis-synergies associated with fixed manufacturing overhead costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with recent acquisitions. Operating income decreased due to investments in sales and marketing and distribution initiatives and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses, mostly offset by increased gross profit due to higher sales.
International Segment - The increase in gross profit as a percent of net sales is due to favorable geographic and product mix. The decline in operating profitability is due to dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business.

BioMimetic Segment - Operating loss was relatively flat as higher costs in 2014 associated with the appeal of the not approvable letter was offset by decreased administrative expenses as a result of integration of certain functions from the BioMimetic business to the U.S. business.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year Ended December 31,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Net sales	$242,330	100.0%	$214,105	100.0%
Cost of sales[1]	59,721	24.6%	$48,239	22.5%
Gross profit	182,609	75.4%	165,866	77.5%
Operating expenses:
Selling, general and administrative[1]	230,785	95.2%	150,296	70.2%
Research and development[1]	20,305	8.4%	13,905	6.5%
Amortization of intangible assets	7,476	3.1%	4,417	2.1%
Gain on sale of intellectual property	—	—%	(15,000)	(7.0)%
Restructuring charges	—	—%	431	0.2%
Total operating expenses	258,566	106.7%	154,049	72.0%
Operating income	(282,206)	(116.5)%	11,817	5.5%
Interest expense, net	16,040	6.6%	10,113	4.7%
Other expense, net	(67,843)	(28.0)%	5,089	2.4%
(Loss) income from continuing operations before income taxes	(230,403)	(95.1)%	(3,385)	(1.6)%
Provision for income taxes	49,765	20.5%	2	0.0%
Net loss from continuing operations	$(280,168)	(115.6)%	$(3,387)	(1.6)%
Income from discontinued operations, net of tax [1]	6,223		8,671
Net income (loss)	$(273,945)		$5,284
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2013	% of Sales	2012	% of Sales
Cost of sales	$503	0.2%	$704	0.3%
Selling, general and administrative	10,675	4.4%	6,767	3.2%
Research and development	780	0.3%	368	0.2%
Loss from discontinued operations, net of tax	3,410	n/a	3,135	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Year Ended December 31,
	2013	2012	% Change
U.S.
Foot and Ankle	115,642	99,403	16.3%
Upper Extremity	17,423	17,170	1.5%
Biologics	42,561	47,459	(10.3)%
Other	2,022	2,079	(2.7)%
Total U.S.	177,648	166,111	6.9%

International
Foot and Ankle	35,020	23,493	49.1%
Upper Extremity	7,240	7,808	(7.3)%
Biologics	17,231	13,036	32.2%
Other	5,191	3,657	41.9%
Total International	64,682	47,994	34.8%

Total Sales	242,330	214,105	13.2%

Net sales
U.S. Segment. Net sales is our U.S. segment totaled $177.6 million in 2013, a 7% increase from $166.1 million in 2012, representing approximately 73% of total net sales in 2013 and 78% of total net sales in 2012.
Our U.S. foot and ankle sales increased 16%, driven by the success of our ORTHOLOC® 3Di Reconstruction Plating System, as well as continued growth of our INBONE® Total Ankle Arthroplasty products.
Our U.S. upper extremity sales increased to $17.4 million in 2013, representing a 2% increase from 2012.
Our U.S. biologics sales decreased 10% to $42.6 million in 2013, compared to $47.5 million in 2012, as result of lower sales volume.
International Segment. Net Sales in our international segment totaled $64.7 million in 2013, a 35% increase as compared to net sales of $48.0 million in 2012, primarily due to a 40% increase in Europe as the result of the WG Healthcare acquisition in the first quarter of 2013 and the acquisition of Biotech during the fourth quarter of 2013, a 90% increase in Asia due to the addition of a new distribution partner in China during the quarter ended June 30, 2013, and an 80% increase in Australia driven by sales of Augment® Bone Graft. Our 2013 international net sales included a favorable foreign currency impact of approximately $1.2 million when compared to 2012 net sales.
Our international foot and ankle sales grew 49%, driven by growth in our European markets due to the acquisition of WG Healthcare and Biotech, and growth in our Asian markets due to the addition of a new distribution partner during 2013.
Our international upper extremity net sales decreased to $7.2 million in 2013, representing a 7% decline from 2012, driven by a $0.4 million of unfavorable foreign currency impact.
Our international biologics sales grew 32%, driven by a $2.8 million increase in sales in Australia, primarily related to sales of Augment® Bone Graft.
Cost of sales
Our cost of sales as a percentage of net sales increased in 2013 compared to 2012 from 22.5% to 24.6% . For 2013, cost of sales included $2.3 million (1.0% of net sales) of charges associated with the write down of inventory acquired from BioMimetic to net realizable value. The remaining increase in cost of sales as a percentage of sales is primarily driven by increased provisions for excess, obsolete and lost inventory and amortization of acquired inventory step-up to fair value, partially offset by favorable manufacturing expenses.
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
Reportable Segments.
The following table sets forth, for the periods indicated, sales gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Twelve Months Ended December 31,
	U.S.		International		BioMimetic(1)
	2013	2012	2013	2012	2013	2012
Net Sales	$177,648	$166,111	$64,682	$47,994	$—	N/A
Gross Profit	146,541	135,823	39,630	30,907	—	N/A
Gross Profit as a percent of net sales	82.5%	81.8%	61.3%	64.4%	N/A	N/A
Operating Income (Loss)	$26,268	$39,810	$4,761	$8,467	$(12,741)	N/A
Operating Income as a percent of net sales	14.8%	24.0%	7.4%	17.6%	N/A	N/A
(1) The acquisition of the BioMimetic reportable segment occurred on March 01, 2013.
U.S. Segment - Gross profit as a percent of net sales increased primarily due to favorable manufacturing expenses, partially offset by increased provisions for excess and obsolete inventory. Operating income declined, as increased gross profit due to higher sales was more than offset by $2.8 million of taxes related to the enacted 2.3% excise tax on U.S. sales of medical devices and increased sales and marketing costs as a result of our initiative to convert a substantial portion of our U.S. foot and ankle sales force to direct employees.

International Segment - The decrease in gross profit as a percent of net sales is due to unfavorable geographic mix. The decline in operating profitability is due to increased spending on international growth initiatives and increased amortization expense associated with international acquisitions.

Seasonal Nature of Business
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our reconstructive products are used in elective procedures, which generally decline during the summer months, typically resulting in selling, general and administrative expenses and research and development expenses as a percentage of sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meetings held by the American College of Foot and Ankle Surgeons and the American Academy of Orthopaedic Surgeons. During these three-day events, we display our most recent and innovative products in the foot and ankle market.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of December 31,
	2014	2013
Cash and cash equivalents	$227,326	$168,534
Short-term marketable securities	2,575	6,898
Long-term marketable securities	—	7,650
Working capital	252,805	385,890

Operating Activities. Cash (used in) provided by operating activities totaled ($116.0 million), ($36.6 million), and $68.8 million in 2014, 2013 and 2012, respectively. The increase in cash used in operating activities in 2014 as compared to 2013 was driven by decreased cash profitability, primarily due to costs associated with the sale of our OrthoRecon business and integration of our recent acquisitions, expense dis-synergies following the sale of the OrthoRecon business in certain corporate and international expenses and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses.
In 2013, compared to 2012, the increase in cash used in operating activities was driven by decreased cash profitability, primarily due to costs associated with the sale of our OrthoRecon business, costs associated with the acquisitions of BioMimetic and Biotech, and operating expenses associated with the acquired BioMimetic business.
Investing Activities. Our capital expenditures totaled $48.6 million in 2014, $37.5 million in 2013, and $19.3 million in 2012. The increase in 2014, compared to 2013, is primarily attributable to spending on the expansion of our manufacturing facility in Arlington, Tennessee, and the completion of our corporate headquarters. The increase in 2013, compared to 2012, is primarily attributable to spending on our new corporate headquarters due to the sale of our existing headquarters as part of the sale of our OrthoRecon business. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. We expect to incur capital expenditures in 2015 of approximately $37 million for routine capital expenditures.
During 2014, we paid $81 million cash, net of cash acquired, for the Solana and OrthoPro acquisitions. Refer to Note 3 of our consolidated financial statements contained in “Financial Statements and Supplementary Data” for additional information regarding these acquisitions.
Financing Activities. During 2014, cash provided by financing activities totaled $33.1 million, compared to $6.3 million in 2013 and $98.7 million in 2012. During 2014, we received $37.2 million of cash in connection with the issuance of shares in connection with our stock-based compensation plan as compared to $6.3 million in 2013. This increase was driven primarily by stock option exercises of former employees transferred to MicroPort following the sale of the OrthoRecon business.
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
On August 22, 2012, we issued $300 million of the 2017 Convertible Senior Notes, which generated net proceeds of $290.8 million. In connection with the offering of the 2017 Convertible Senior Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 11,794,200 shares of our common stock to the Option Counterparties. As of December 31, 2014, $300.0 million aggregate principal amount of the 2017 Convertible Senior Notes remained outstanding.
In November 2007, we issued $200 million of 2.625% Convertible Senior Notes maturing on December 1, 2014. On February 10, 2011, we announced the commencement of a tender offer to purchase for cash any and all of our outstanding 2014 Notes. Upon expiration on March 11, 2011, we purchased $170.9 million aggregate principal amount of the 2014 Notes. On August 22, 2012, we purchased $25.3 million aggregate principal amount of the 2014 Notes. On December 1, 2014, the 2014 Notes matured and the remaining $3.8 million aggregate principal amount was paid.
See Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of these financing activities.
As of December 31, 2014, we had less than 15% of our consolidated cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During 2014, cash inflows from discontinued operations was approximately $250.5 million, driven by the cash received from the sale of the OrthoRecon business, compared to $29 million in 2013 and $44 million in 2012. We do not expect that the absence of cash flows from discontinued operations will have an impact on our ability to meet contractual cash obligations, fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. At December 31, 2014, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Periods
	Total	2015	2016-2017	2018-2019	After 2019
Amounts reflected in consolidated balance sheet:
Capital lease obligations(1)	$10,444	$1,012	$2,175	$2,130	$5,127
2017 Convertible Senior Notes(2)	300,000	—	300,000	—	—

Amounts not reflected in consolidated balance sheet:
Operating leases	13,145	6,819	5,667	479	180
Interest on 2017 Convertible Senior Notes(3)	16,000	6,000	10,000	—	—

Total contractual cash obligations	$339,589	$13,831	$317,842	$2,609	$5,307
_______________________________

(1)	Payments include amounts representing interest.

(2)	Our 2017 Convertible Senior Notes are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”

(3)	Represents interest on the 2017 Convertible Senior Notes payable semiannually with an annual interest rate of 2.000%.
Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2014. These future payments are subject to foreign currency exchange rate risk.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 31, 2014. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
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
The amounts reflected in the table above for 2017 Convertible Senior Notes and Interest on 2017 Convertible Senior Notes do not consider the repurchase of $240 million of outstanding debt in February 2015. Further, the table above does not reflect the issuance of $632.5 million of 2020 Convertible Senior notes in February 2015. Additionally, the table above does not include the 2017 Notes Conversion Derivative for the remaining approximately $60 million outstanding principal, which following the

February 2015 transactions, is not hedged (see Item 7A for quantitative analysis on possible cash obligations upon maturity at various assumed stock prices). See Note 22 to our consolidated financial statements for further discussion of these transactions that occurred in February 2015, following the date of our balance sheet.
Contingent consideration of up to $182.2 million may be paid upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones associated with the BioMimetic acquisition. Additionally, payment of $2.0 million may be paid upon achieving revenue milestones related to the acquisitions of WG Healthcare. Contingent consideration of up to $200,000 may be paid related to the acquisition of certain assets associated with the EZ Concept Surgical Device Corporation (EZ Frame™). The potential additional cash payments are based on the future financial performance of the acquired assets. Additionally, in accordance with the October 2011 CCI acquisition, we will pay royalties based on sales of the acquired product. The estimated fair value of these liabilities has been recorded on our consolidated balance sheet within Accrued expenses and other current liabilities and Other long-term liabilities.
In addition to the contractual cash obligations discussed above, all of our U.S. sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to royalties earned based on product sales.
Additionally, as of December 31, 2014, we had $4.4 million of unrecognized tax benefits recorded in our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data.”
Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
In February 2015, we issued $632.5 million of the 2020 Convertible Senior Notes, which generated net proceeds of approximately $613 million. In connection with the offering of the 2020 Convertible Senior Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 20,489,142 shares of our common stock to the Option Counterparties. We used approximately $58 million of the net proceeds from the offering to pay the cost of the convertible note hedging transactions (after such cost was partially offset by the proceeds we received from the sale of the warrants). We also used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of our outstanding 2017 Convertible Senior Notes in privately negotiated transactions.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $227.3 million and our marketable securities balance of $2.6 million, plus incremental $263 million cash from the convertible debt refinancing in February 2015, will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2015 of approximately $37 million, and meet our contractual cash obligations in 2015. Furthermore, we intend to use our cash and marketable securities balance to fund transaction and transition costs associated with the pending Tornier merger, and to meet our contractual cash obligations underlying the CVRs associated with the BioMimetic acquisition (including approximately $98 million which will be payable shortly after receipt of final approval from the FDA for Augment® bone graft), fund growth opportunities for our Extremities and Biologics business and pay certain retained liabilities of the OrthoRecon business.

In process research and development. In connection with our BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included Augment® Bone Graft, which was undergoing the FDA approval process, and Augment® Injectable Bone Graft. The acquisition date fair values of the IPRD technology was $61.2 million for Augment® Bone Graft and $27.1 million for Augment® Injectable Bone Graft. The fair value of the IPRD technology was $4.3 million as of December 31, 2014, which reflects the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to our PMA application for Augment® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. The fair value of the research and development projects was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rate applied to the expected future cash flows included a premium to the base required rate of return, in consideration of the risks associated with the FDA approval process.
On March 10, 2014, we reached an agreement with the Office of Device Evaluation (ODE) of the FDA under which ODE will accept a further amendment to the PMA for Augment® Bone Graft in lieu of proceeding with the Dispute Resolution Panel (DRP) that was scheduled for the week of May 19, 2014.

On October 27, 2014, we received an Approvable Letter from the FDA for its PMA for Augment® Bone Graft. The approvable letter indicates that FDA determined Augment® Bone Graft to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections.
The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of rhPDGF-BB, one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. In October 2014, we received an Approvable Letter from the FDA in regard to our Augment PMA. The approvable letter indicates the FDA determined Augment to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. We have incurred expenses of approximately $13.6 million for Augment since the date of acquisition and approximately $8.3 million in the year ended December 31, 2014. We do not expect material additional spending to obtain FDA approval for Augment.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We’ve incurred expenses of approximately $2.5 million for Augment Injectable since the date of acquisition and approximately $0.6 million in the year ended December 31, 2014. We are currently evaluating future costs related to Augment Injectable following the recent Approvable Letter from the FDA on the Augment PMA.

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
Discontinued Operations. On January 9, 2014, we competed the sale of our OrthoRecon business, which consists of hip and knee product implants, to MicroPort. We determined that this transaction meets the criteria for classification as discontinued operations under the provisions of FASB ASC 205-20. As such, all historical operating results for our OrthoRecon business are reflected within discontinued operations in the consolidated statements of operations. In addition, costs associated with corporate employees and infrastructure transferred as a part of the sale have been included in discontinued operations. Further, all assets and associated liabilities transferred to MicroPort were classified as assets and liabilities held for sale on our consolidated balance sheet, in accordance with FASB ASC 360.

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
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2014 and 2013.
We must make estimates of potential future product returns related to current period product revenue. To do so, we analyze our historical experience related to product returns when evaluating the adequacy of the allowance for sales returns. Judgment must be used and estimates made in connection with establishing the allowance for product returns in any accounting period. Our allowances for product returns of approximately $0.3 million are included as a reduction of accounts receivable at December 31, 2014 and 2013. Should actual future returns vary significantly from our historical averages, our operating results could be affected.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $0.9 million and $0.3 million, at December 31, 2014 and 2013.
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
Charges recognized for excess and obsolete inventory within our results of continuing operations were $4.0 million, $4.7 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill and long-lived assets. As of December 31, 2014, we have approximately $191.0 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter.
During the quarter ended March 31, 2014, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as three operating segments: U.S.; International; and BioMimetic (international sales and associated expenses for Augment® products are included within the International segment), based on management's change to the way it monitors performance, aligns strategies, and allocates resources. We determined that each of these operating segments represented a reportable segment. This change in segment reporting also resulted in a change in reporting units for goodwill impairment measurement purposes. We determined that each operating segment represents a reporting unit, and we subsequently performed a goodwill impairment analysis, resulting in the reallocation of goodwill of $92.1 million, $24.7 million and $1.4 million to the U.S., International and BioMimetic reporting units, respectively. The goodwill allocated to each reporting unit was based on the relative fair value of each of our reporting units as of the date of impairment analysis (January 31, 2014). Upon completion of this analysis, we determined that the fair value of our reporting units exceeded their carrying values and, therefore, no impairment charge was necessary.
During the quarter ended December 31, 2014, we performed a qualitative assessment of goodwill for impairment and determined that it is not more likely than not that the respective carrying values of our U.S., International and BioMimetic reporting units exceeded their fair value, indicating that goodwill was not impaired.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of finite, long-lived assets in accordance with the FASB ASC Section 360, Property, Plant and Equipment. Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.

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
In the third quarter of 2011, as a result of an increase in the number and monetary amount of claims associated with fractures of our long PROFEMUR® titanium modular necks (PROFEMUR® Claims), management recorded a provision for current and future claims associated with fractures of this product. See Note 19 to our consolidated financial statements for further description of this provision. Future revisions in our estimates of the liability could materially impact our results of operation and financial position. We maintain insurance coverage that limits the severity of any single claim as well as total amounts incurred per policy year, and we believe our insurance coverage is adequate. We use the best information available to us in determining the level of accrued product liabilities, and we believe our accruals are adequate. Our accrual for PROFEMUR® Claims was $16.0 million and $16.8 million as of December 31, 2014 and December 31, 2013, respectively.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. During 2013, we received payment from the primary insurance carrier and the next insurance carrier in the tower, totaling $15 million. As of December 31, 2014, our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $22 million probable recovery for cash spending associated with defense and settlement costs and $3 million associated with the probable recovery of our recorded liability for current and future Modular Neck Claims outstanding, reflecting in total the remaining amount of insurance in this policy year. See Note 19 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further description of our insurance coverage.
Our accrual for other product liability claims was $1.5 million and $0.7 million at December 31, 2014 and December 31, 2013, respectively.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part I Item 3 of this Annual Report. The number of these lawsuits presently exceeds 1,000. We have also entered into an excess of 600 so called "tolling agreements" with potential claimants who have not yet filed suit. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we are participating in court supervised non-binding mediation in the multi-district federal court litigation. This mediation is continuing. The supervising judges in the federal and California state consolidated proceedings have set bellwether trial dates in March and November 2015 respectively, although the March 2015 trial date was recently extended by the Court to a date to be announced.
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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of December 31, 2014, this receivable totaled $13.8 million, and is solely related to defense costs incurred through December 31, 2014. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.
Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, a loss is not probable and cannot be reasonably estimated. Although we continue to contest liability, based upon currently available information, we estimate a reasonably possible range of liability for the Consolidated Metal-on-Metal Claims, before insurance recoveries, averaging from zero to $250,000 per case.
Based upon the information we have at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. However, as described below, we are currently litigating coverage issues with certain of our carriers. As the litigation moves forward and circumstances continue to develop, our belief we will be able to resolve the Consolidated

Metal-on-Metal Claims within available insurance coverage could change, which could materially impact our results of operations and financial position. Further, and notwithstanding our present belief we will be able to resolve these Claims within available insurance proceeds, we would consider contributing a limited amount to the funding of an acceptable, comprehensive, mediated settlement among claimants and insurers. To this end, we have indicated a willingness to contribute up to $30 million to achieve such a comprehensive settlement. Due to continuing uncertainty around (i) whether a multi-party comprehensive settlement can be achieved, (ii) the outcome of our coverage litigation with insurers which could impact the ability to reach a settlement and (iii) the case by case outcomes of any Metal-on-Metal claims ultimately litigated (and which we expect to contest vigorously), we do not believe a loss is probable or estimable and, therefore, no amounts have been accrued.
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
Accounting for income taxes. Our effective tax rate is based on income by tax jurisdiction, valuation allowances, statutory rates and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. Management evaluates deferred tax assets on an ongoing basis and provides valuation allowances to reduce net deferred tax assets to the amount that is more likely than not to be realized.
Our valuation allowance balances totaled $171.4 million and $134.3 million as of December 31, 2014 and 2013, respectively, due to uncertainties related to our ability to realize, before expiration, certain of our deferred tax assets for both U.S. and foreign income tax purposes. During 2013, we recognized a $119.6 million valuation allowance against our U.S. deferred tax assets due to recent operating losses in the U.S. tax jurisdiction, which resulted in the determination that our U.S. deferred tax assets were not more likely than not to be utilized in the foreseeable future. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits. See Note 14 to our consolidated financial statements for further discussion of our deferred tax assets and the associated valuation allowance.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007, which requires the tax effects of an income tax position to be recognized only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. Effective July 1, 2009, this standard was incorporated into FASB ASC Section 740, Income Taxes. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our unrecognized tax benefits totaled $4.4 million and $4.7 million as of December 31, 2014 and 2013, respectively. See

Note 14 to our consolidated financial statements contained in “Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.
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
Recent accounting pronouncements. On May 28, 2014, the FASB issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The ASU provides a five-step model for revenue recognition that companies will apply to recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The ASU will be effective for us beginning January 1, 2017. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2014, we have invested short term cash and cash equivalents and marketable securities of approximately $141 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $141,000 to our interest income.
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

(in thousands)
	Fair Value of Security Given a 10% decrease in stock price	Fair Value of Security as of December 31, 2014	Fair Value of Security Given a 10% increase in stock price
2017 Notes Hedges (Asset)	60,000	80,000	102,000
2017 Notes Conversion Derivative (Liability)	57,000	76,000	97,000
In February 2015, we issued $632.5 million of the 2020 Convertible Senior Notes, which generated net proceeds of approximately $613 million. We used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of our outstanding 2017 Notes in privately negotiated transactions. We also settled all of the 2017 Notes Hedges and repurchased all of the warrants associated with the 2017 Notes, generating net proceeds of approximately $10 million. Following these activities, we have approximately $60 million outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes at upon maturity assuming various closing stock prices at the date of maturity:

Stock Price		Cash payment in excess of principal (in thousands)
$27.98	(10% greater than conversion price)	$6,001
$30.53	(20% greater than conversion price)	$12,002
$33.07	(30% greater than conversion price)	$18,003
$35.62	(40% greater than conversion price)	$24,004
$38.16	(50% greater than conversion price)	$30,004
In connection with the 2020 Convertible Senior Notes, we entered into privately negotiated cash convertible note hedge transactions and warrant transactions with certain financial institutions (the “option counterparties”) in order to reduce the net amount of cash payments that we may be required to make upon conversion of the notes to the extent that such cash payments exceed the principal amount of converted notes. We also entered into separate privately negotiated warrant transactions with the option counterparties, and the warrants have a strike price of $40, or approximately 59% higher than the last reported sale price per share of the Company's common stock on February 9, 2015.
Upon the expiration of our new warrants issued in 2015, we will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $40.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing stock prices on the date of warrant expiration:

Stock Price		Shares (in thousands)
$44.00	(10% greater than strike price)	1,863
$48.00	(20% greater than strike price)	3,415
$52.00	(30% greater than strike price)	4,728
$56.00	(40% greater than strike price)	5,854
$60.00	(50% greater than strike price)	6,830
See Note 22 for further discussion of these transactions that happened subsequent to the December 31, 2014, balance sheet date.
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 21% and 19% of our net sales from our continuing operations were denominated in foreign currencies during the years ended December 31, 2014 and 2013, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
A substantial majority of our net sales denominated in foreign currencies are derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the yen, the British pound, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the U.S. dollar and the British pound, and the U.S. dollar and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
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

A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in operating income of approximately $1.2 million for the year ended December 31, 2014. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can be also be affected by the change in exchange rates.
Other
As of December 31, 2014, we have outstanding $300 million principal amount of our 2017 Notes. We carry this instrument at face value less unamortized discount on our consolidated balance sheets. Since this instruments bears interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of our 2017 Notes, when the market price of our stock fluctuates. We do not carry the 2017 Notes at fair value, but present the fair value of the principal amount of our 2017 Notes for disclosure purposes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

We have audited the accompanying consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

We have audited Wright Medical Group, Inc's. and subsidiaries(the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Memphis, Tennessee
February 25, 2015

Wright Medical Group, Inc. Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$227,326	$168,534
Marketable securities	2,575	6,898
Accounts receivable, net	57,190	45,817
Inventories	88,412	72,443
Prepaid expenses	11,161	6,508
Deferred income taxes	3,437	10,749
Current assets held for sale (Note 4)	—	142,015
Other current assets	50,355	52,351
Total current assets	440,456	505,315

Property, plant and equipment, net	104,235	70,515
Goodwill	190,966	118,263
Intangible assets, net	69,025	39,420
Marketable securities	—	7,650
Deferred income taxes	815	1,632
Other assets held for sale (Note 4)	—	132,443
Other assets	87,179	132,213
Total assets	$892,676	$1,007,451
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,729	$3,913
Accrued expenses and other current liabilities	170,204	80,117
Current portion of long-term obligations	718	4,174
Current liabilities held for sale (Note 4)	—	31,221
Total current liabilities	187,651	119,425

Long-term debt and capital lease obligations	280,612	271,227
Deferred income taxes	11,566	20,620
Other liabilities held for sale (Note 4)	—	1,399
Other liabilities	134,044	135,066
Total liabilities	613,873	547,737
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 51,326,696 shares at December 31, 2014 and 47,993,765 shares at December 31, 2013	509	473
Additional paid-in capital	751,061	656,770
Accumulated other comprehensive income	2,398	17,953
Accumulated deficit	(475,165)	(215,482)
Total stockholders’ equity	278,803	459,714
Total liabilities and stockholders’ equity	$892,676	$1,007,451

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Net sales	$298,027	$242,330	$214,105
Cost of sales [1]	73,223	59,721	48,239
Gross profit	224,804	182,609	165,866
Operating expenses:
Selling, general and administrative [1]	289,620	230,785	150,296
Research and development [1]	24,963	20,305	13,905
Amortization of intangible assets	10,027	7,476	4,417
BioMimetic impairment charges	—	206,249	—
Gain on sale of intellectual property	—	—	(15,000)
Restructuring charges	—	—	431
Total operating expenses	324,610	464,815	154,049

Operating (loss) income	(99,806)	(282,206)	11,817
Interest expense, net	17,398	16,040	10,113
Other expense (income), net	129,626	(67,843)	5,089
Loss from continuing operations before income taxes	(246,830)	(230,403)	(3,385)
(Benefit) provision for income taxes	(6,334)	49,765	2
Net loss from continuing operations	$(240,496)	$(280,168)	$(3,387)
(Loss) income from discontinued operations, net of tax[1]	$(19,187)	$6,223	$8,671
Net (loss) income	$(259,683)	$(273,945)	$5,284

Net loss from continuing operations per share (Note 15):
Basic	$(4.83)	$(6.19)	$(0.09)
Diluted	$(4.83)	$(6.19)	$(0.09)

Net (loss) income per share (Note 15):
Basic	$(5.22)	$(6.05)	$0.14
Diluted	$(5.22)	$(6.05)	$0.14

Weighted-average number of shares outstanding-basic	49,758	45,265	38,769
Weighted-average number of shares outstanding-diluted	49,758	45,265	39,086
___________________________

1	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$254	$503	$704
Selling, general and administrative	10,149	10,675	6,767
Research and development	1,084	780	368
Discontinued operations	—	3,410	3,135

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2014	2013	2012

Net (loss) income	$(259,683)	$(273,945)	$5,284

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(17,840)	(1,381)	(1,301)
Unrealized loss on derivative instruments, net of taxes $42	—	—	(65)
Termination of interest rate swap, net of taxes $690	—	—	1,079
Reclassification of gain on equity securities, net of taxes $1 and $3,041, respectively	1	(4,757)	—
Unrealized gain (loss) on marketable securities, net of taxes $987 and $2,054, respectively	—	1,543	3,210
Reclassification of currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary	2,628	—	—
Reclassification of minimum pension liability to earnings	(344)	14	550
Other comprehensive (loss) income	(15,555)	(4,581)	3,473

Comprehensive (loss) income	$(275,238)	$(278,526)	$8,757

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(259,683)	$(273,945)	$5,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	18,582	26,296	38,275
Stock-based compensation expense	11,487	15,368	10,974
Amortization of intangible assets	10,027	8,345	5,772
Amortization of deferred financing costs and debt discount	10,969	10,288	3,853
Deferred income taxes (Note 14)	(396)	51,958	3,786
Write off of deferred financing costs	—	—	2,721
Excess tax benefit from stock-based compensation arrangements	(59)	(804)	(507)
Non-cash restructuring charges	—	—	657
Non-cash adjustment to derivative fair value	2,000	1,000	1,142
Gain on sale of intellectual property	—	—	(15,000)
Non-cash realized gain on BioMimetic stock (Note 3)	—	(7,798)	—
Gain on sale of OrthoRecon business	(24,277)	—	—
BioMimetic goodwill and intangible impairment charge	—	203,081	—
Mark-to-market adjustment for CVRs (Note 2)	125,012	(61,151)	—
Other	2,582	(2,788)	2,232
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(11,970)	(3,477)	(717)
Inventories	(21,350)	7,374	20,622
Prepaid expenses and other current assets	30,531	(21,945)	(15,498)
Accounts payable	12,907	(1,334)	(1,315)
Accrued expenses and other liabilities	(22,364)	12,931	6,541
Net cash (used in) provided by operating activities	(116,002)	(36,601)	68,822
Investing activities:
Capital expenditures	(48,603)	(37,530)	(19,323)
Acquisition of businesses	(80,556)	(95,409)	—
Purchase of intangible assets	(11,693)	(4,291)	(4,112)
Maturities of held-to-maturity marketable securities	—	—	—
Sales and maturities of available-for-sale marketable securities	11,795	27,332	13,565
Investment in available-for-sale marketable securities	—	(20,719)	(2,878)
Proceeds from sale of assets	274,687	9,300	11,700
Net cash provided (used in) investing activities	145,630	(121,317)	(1,048)
Financing activities:
Issuance of common stock	37,201	6,328	1,944
Payments of long term borrowings	—	—	(144,375)
Proceeds from sale of warrants	—	—	34,595
Payment for bond hedge options	—	—	(56,195)
Maturity/redemption of 2014 convertible senior notes	(3,768)	—	(25,343)
Proceeds from long term borrowings	—	—	—
Payments of deferred financing costs and equity issuance costs	—	(16)	(9,637)
Proceeds from 2017 convertible senior notes	—	—	300,000
Payment for loss on interest rate swap termination	—	—	(1,769)
Payments of capital leases	(441)	(859)	(1,006)
Excess tax benefit from stock-based compensation arrangements	59	804	507
Net cash provided by (used in) financing activities	33,051	6,257	98,721

Effect of exchange rates on cash and cash equivalents	(4,088)	36	223

Net increase (decrease) in cash and cash equivalents	58,591	(151,625)	166,718

Wright Medical Group, Inc. Consolidated Statements of Cash Flows (Continued) (In thousands)

Cash and cash equivalents, beginning of year	168,735	320,360	153,642

Cash and cash equivalents, end of year	$227,326	$168,735	$320,360
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group, Inc. Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2012, 2013 and 2014 (In thousands, except share data)

	Common Stock, Voting		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2011	39,306,118	$384	$395,840	$53,179	$19,061	$468,464
2012 Activity:
Net income	—	—	—	5,284	—	5,284
Foreign currency translation	—	—	—	—	(1,301)	(1,301)
Unrealized loss on derivative instruments, net of $42 taxes	—	—	—	—	(65)	(65)
Loss on early termination of interest rate swap, net of taxes of $690	—	—	—	—	1,079	1,079
Unrealized gain (loss) on marketable securities, net of taxes $2,054	—	—	—	—	3,210	3,210
Minimum pension liability adjustment	—	—	—	—	550	550
Issuances of common stock	113,470	1	1,948	—	—	1,949
Grant of non-vested shares of common stock	269,535	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(32,797)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	47,032	4	(4)	—	—	—
Tax deficits realized from stock based compensation arrangements, net	—	—	(116)	—	—	(116)
Stock-based compensation	—	—	10,932	—	—	10,932
Equity issuance costs associated with BioMimetic acquisition	—	—	(290)	—	—	(290)
Issuance of stock warrants, net of equity issuance costs	—	—	33,745	—	—	33,745
Balance at December 31, 2012	39,703,358	$389	$442,055	$58,463	$22,534	$523,441
2013 Activity:
Net loss	—	—	—	(273,945)	—	(273,945)
Foreign currency translation	—	—	—	—	(1,381)	(1,381)
Reclassification of gain on equity securities, net of taxes $3,041	—	—	—	—	(4,757)	(4,757)
Unrealized gain (loss) on marketable securities, net of taxes $987	—	—	—	—	1,543	1,543
Minimum pension liability adjustment	—	—	—	—	14	14
Issuances of common stock	307,572	3	6,325	—	—	6,328
Common stock issued in connection with BioMimetic acquisition	6,956,880	70	168,691	—	—	168,761
Common stock issued in connection with Biotech acquisition	742,115	7	20,957	—	—	20,964
Grant of non-vested shares of common stock	281,496	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(39,482)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	41,826	4	(4)	—	—	—

Wright Medical Group, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Continued) For the Years Ended December 31, 2012, 2013 and 2014 (In thousands, except share data)

Tax deficits realized from stock based compensation arrangements, net	—	—	(1,045)	—	—	(1,045)
Stock-based compensation	—	—	19,687	—	—	19,687
Equity issuance costs associated with BioMimetic acquisition	—	—	104	—	—	104
Balance at December 31, 2013	47,993,765	$473	$656,770	$(215,482)	$17,953	$459,714
2014 Activity:
Net loss	—	—	—	(259,683)	—	(259,683)
Foreign currency translation	—	—	—	—	(17,840)	(17,840)
Reclassification of gain on equity securities, net of taxes $1	—	—	—	—	1	1
Minimum pension liability adjustment [1]	—	—	—	—	(344)	(344)
Currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary [1]	—	—	—	—	2,628	2,628
Issuances of common stock	1,666,178	17	37,183	—	—	37,200
Common stock issued in connection with Solana acquisition	1,364,632	14	41,430	—	—	41,444
Grant of non-vested shares of common stock	244,912	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(23,334)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	80,543	5	(5)	—	—	—
Stock-based compensation	—	—	15,683	—	—	15,683
Balance at December 31, 2014	51,326,696	$509	$751,061	$(475,165)	$2,398	$278,803

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
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to discontinued operations, revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, the evaluation of goodwill and long-lived assets, product liability claims and other litigation, income taxes, stock-based compensation, accounting for business combinations, and accounting for restructuring charges.
Discontinued Operations. On January 9, 2014, pursuant to the previously disclosed Asset Purchase Agreement, dated as of June 18, 2013 (the Purchase Agreement), by and among us, MicroPort Scientific Corporation (MicroPort), we completed our divesture and sale of our business operations operating under the OrthoRecon operating segment (the OrthoRecon Business) to MicroPort. Pursuant to the terms of the Purchase Agreement, the purchase price (as defined in the Purchase Agreement) for the OrthoRecon Business was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash.
All historical operating results for the OrthoRecon business are reflected within discontinued operations in the consolidated statements of operations. In addition, costs associated with corporate employees and infrastructure transferred as a part of the sale have been included in discontinued operations. Further, all assets and associated liabilities to be transferred to MicroPort were classified as assets and liabilities held for sale on our consolidated balance sheet as of December 31, 2013. See Note 4 for further discussion of discontinued operations. Other than Note 4, unless otherwise stated, all discussion of assets and liabilities in these Notes to the Financial Statements reflect the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflect those associated with our continuing operations.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less. Any such investments are readily convertible into known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of interest rate variation.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. Charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $4.0 million, $4.7 million, and $3.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
As a result of our change in reportable segments during the quarter ended March 31, 2014, which also resulted in a change in reporting units for goodwill impairment measurement purposes, we performed a goodwill impairment analysis as of January 31, 2014 and determined that the fair values of our reporting units exceeded their carrying values, indicating that goodwill had not been impaired. See Note 12 for additional information regarding goodwill. During the quarter ended December 31, 2014, we performed a qualitative assessment of goodwill for impairment and determined that it is not more likely than not that the carrying values of our U.S., International and BioMimetic reporting units exceeded their respective fair values, indicating that goodwill was not impaired.
Our intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Finite lived intangibles are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships, non-compete agreements and other intangible assets are 10 years, 10 years, 4 years, 13 years, 12 years, 3 years and 7 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 10 years. Additionally, we have four indefinite lived trademark assets and one in-process research and development (IPRD) intangible asset. These indefinite lived intangible assets are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB ASC Section 350, Intangibles - Goodwill and Other.
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
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $0.9 million and 0.3 million at December 31, 2014 and 2013, respectively.
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
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. For certain human biologic products, we depend on one supplier of demineralized bone matrix (DBM) and cancellous bone matrix (CBM). We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We maintain adequate stock from these suppliers in order to meet market demand. We currently rely on one supplier for a key component of our Augment® Bone Graft. In December 2013, this supplier notified us of their intent to terminate the supply agreement at the end of the current term, which is December 2015. They are contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. Our transition to a new supplier is underway with full cooperation from both the current and the new supplier.  The current supplier has produced sufficient product to more than meet our production needs for the interim period until the new supplier is on line. See Item 1A, Risk Factors, for further information on our suppliers.
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
We record revenues from sales to our stocking distributors outside the U.S. at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

percentage of the sales. An insignificant amount of deferred revenue related to these types of agreements was recorded at December 31, 2014 and 2013, respectively.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. Our allowances for product returns of approximately $0.3 million are included as a reduction of accounts receivable at December 31, 2014 and 2013.
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
Comprehensive Income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our net income and our comprehensive income is attributable to foreign currency translation, unrealized gains and losses (net of taxes) on our interest rate derivative instrument held in 2012, adjustments to our minimum pension liability, and unrealized gains and losses on our available-for-sale marketable securities.
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
We recorded stock-based compensation expense of $11.5 million, $12.0 million, and $7.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, within results of continuing operations. See Note 17 for further information regarding our stock-based compensation assumptions and expenses.
Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value of these financial instruments at December 31, 2014 and 2013 due to their short maturities or variable rates.
The outstanding $300 million of our 2.00% Convertible Senior Notes maturing in 2017 (2017 Notes) are carried at cost, net of unamortized discount. The estimated fair value of the 2017 Notes was approximately $361 million at December 31, 2014, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following assumptions were used in the fair market valuations of the 2017 Notes Hedges and 2017 Notes Conversion Derivative as of December 31, 2014:

	2017 Notes Conversion Derivative	2017 Notes Hedge
Stock Price Volatility (1)	35%	35%
Credit Spread for Wright (2)	2.8%	N/A
Credit Spread for Bank of America, N.A. (3)	N/A	0.4%
Credit Spread for Deutsche Bank AG (3)	N/A	0.5%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.2%

(1)	Volatility selected based on historical and implied volatility of common shares of Wright Medical Group, Inc.

(2)	Credit spread was estimated based on BVAL price from Bloomberg as of valuation date.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ Frame™, and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.2 million of contingent liabilities for potential future cash payments related to these transactions as of December 31, 2014.
As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $1.5 million as of December 31, 2014. The fair value of the contingent consideration as of December 31, 2014,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other (income) expense, net” in our consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at December 31, 2014 and December 31, 2013 of $134 million and $9.0 million was determined using the closing price of the security in the active market (Level 1). For the years ended December 31, 2014 and December 31, 2013, the change in the value of the CVR resulted in $125.0 million of expense and $61.2 million of income, respectively, which was recorded in Other expense (income) in the consolidated statements of operations.
The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2014
Assets
Cash and cash equivalents	$227,326	$227,326	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	—	—	—	—
Certificate of deposit	—	—	—	—
Corporate debt securities	566		566	—
U.S. government debt securities	2,009	2,009	—	—
Total available-for-sale marketable securities	2,575	2,009	566	—

2017 Notes Hedges	80,000	—	—	80,000

Total	$309,901	$229,335	$566	$80,000

Liabilities
2017 Notes Conversion Derivative	$76,000	$—	$—	$76,000
Contingent consideration	1,705	—	—	1,705
Contingent consideration (CVRs)	133,981	$133,981	$—	—
Total	$211,686	$133,981	$—	$77,705

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2013
Assets
Cash and cash equivalents	$168,534	$168,534	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	4,998	—	4,998	—
Certificates of deposits	245	—	245	—
Corporate debt securities	5,188	—	5,188	—
U.S. government debt securities	4,117	4,117	—	—
Total available-for-sale marketable securities	14,548	4,117	10,431	—

2017 Notes Hedges	118,000	$—	$—	118,000
Total	$301,082	$172,651	$10,431	$118,000

Liabilities
2017 Notes Conversion Derivative	$112,000	$—	$—	$112,000
Contingent consideration	6,237	—	—	6,237
Contingent consideration (CVRs)	8,969	$8,969	$—	$—
Total	$127,206	$8,969	$—	$118,237
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2013	Transfers into Level 3	Gain/(Loss) included in Earnings	Settlements	Currency	Acquisition Measurement Period Adjustment (See Note 3)	Balance at December 31, 2014

2017 Notes Hedges	118,000	—	(38,000)	—	—	—	80,000

2017 Notes Conversion Derivative	(112,000)	—	36,000	—	—	—	(76,000)

Contingent Consideration	(6,236)	—	(1,969)	2,050	656	3,794	(1,705)
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
We recorded a net loss of approximately $0.4 million on our foreign currency contracts for the year ended December 31, 2014. For December 31, 2013 we recorded a net gain of approximately $0.6 million and a net loss of approximately $0.4 million for 2012, on foreign currency contracts, which are included in “Other (income) expense, net” in our consolidated statements of operations. These gains and losses substantially offset translation losses and gains recorded on our intercompany receivable and payable balances, also included in “Other (income) expense, net.” At December 31, 2014 and 2013, we had no foreign currency contracts outstanding.
On August 31, 2012, we issued the 2017 Notes. The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. We also entered into 2017 Notes Hedges in

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest	$6,518	$5,904	$4,639
Income taxes	$1,525	$1,634	$4,973
Recent accounting pronouncements. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (ASU 2013-11). ASU 2013-11 reduces diversity in practice by providing guidance on the presentation of unrecognized tax benefits and is intended to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted ASU 2013-11 effective January 1, 2014, which resulted in an immaterial balance sheet reclassification to conform to the required “net” presentation.
On May 28, 2014, the FASB issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance under GAAP. The ASU provides a five-step model for revenue recognition that companies will apply to recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The ASU will be effective for us beginning January 1, 2017. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.
3. Acquisition
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
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our U.S. segment. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$416
Accounts receivable	2,366
Inventory	2,244
Prepaid and other current assets	372
Property, plant and equipment	360
Intangible assets	21,584
Accounts payable and accrued liabilities	(2,196)
Total net assets acquired	$25,146

Goodwill	64,326

Total purchase consideration	$89,472

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The purchase price allocation was adjusted in the quarter ended June 30, 2014 for the finalization of the valuation of the acquired intangible assets. Intangible assets decreased $0.5 million during the quarter ended June 30, 2014. During the quarter ended September 30, 2014 the purchase price allocation was adjusted to record certain tax related liabilities existing at the date of acquisition. Accrued liabilities increased $0.2 million during the quarter ended September 30, 2014. The purchase price allocation is now considered final.
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
The acquired business contributed revenues of $14.3 million and operating income of $1.3 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2014. Our consolidated results include $7.2 million of transaction and transition expenses recognized in the twelve months ended December 31, 2014.
Our consolidated results of operations would not have been materially different than reported results had the Solana acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.
OrthoPro, L.L.C.
On February 5, 2014, we acquired 100% of the outstanding equity of OrthoPro, a privately held Salt Lake City, Utah orthopaedic company, for approximately $32.5 million in cash at closing, subject to a working capital adjustment, plus contingent consideration to be paid upon the achievement of certain revenue milestones in 2014 and 2015 (estimated fair value of contingent consideration is $0). The transaction enables us to add OrthoPro's complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date.
During the quarter ended June 30, 2014, we finalized the calculation of the acquisition date fair value of contingent consideration, which was reduced by $2.9 million at that time.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our U.S. segment. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$98
Accounts receivable	1,308
Inventory	2,156
Prepaid and other current assets	49
Property, plant and equipment	1,801
Intangible assets	7,772
Accounts payable and accrued liabilities	(949)
Total net assets acquired	$12,235

Goodwill	20,801

Total purchase consideration	$33,036
The purchase price allocation was adjusted in the quarter ended June 30, 2014 for the finalization of the valuation of acquired intangible assets. Intangible assets decreased $1.8 million during the quarter ended June 30, 2014. The purchase price allocation was adjusted in the quarter ended September 30, 2014 to record certain tax related liabilities that existed at the date of acquisition. Accrued liabilities increased $0.4 million during the quarter ended September 30, 2014. The purchase price allocation is now considered final.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The acquired business contributed revenues of $8.1 million and operating income of $0.5 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2014. Our consolidated results include $5.1 million of transaction and transition expenses recognized in the twelve months ended December 31, 2014.
Our consolidated results of operations would not have been materially different than reported results had the OrthoPro acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.
Biotech International
On November 15, 2013, we acquired 100% of the outstanding equity shares of Biotech International (Biotech), a leading, privately held French orthopaedic extremities company, for approximately $55.0 million in cash and $21.0 million of our common stock, plus additional contingent consideration to be paid upon the achievement of certain revenue milestones in 2014 and 2015 (estimated fair value of contingent consideration is $0). All of our common stock issued in connection with the transaction is subject to a lockup period of one year. The transaction will significantly expand our direct sales channel in France and international distribution network and add Biotech’s complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date.
During the quarter ended September 30, 2014, we finalized the calculation of the acquisition date fair value of contingent consideration, which was reduced by $4.2 million at that time.
The acquisition was recorded by allocating the costs of the assets and liabilities acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the net assets and liabilities acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$252
Accounts receivable	4,364
Inventory	5,188
Prepaid and other current assets	303
Deferred tax asset - current	501
Property, plant and equipment	2,573
Intangible assets	17,800
Accounts payable and accrued liabilities	(2,552)
Deferred tax liability - noncurrent	(4,228)
Net assets acquired	24,201

Goodwill	51,836
Total purchase consideration	$76,037
The purchase price allocation was adjusted in 2014 for the finalization of the valuation of acquired intangible assets, to record certain tax-related liabilities, and to adjust accounts receivable and inventory to acquisition date fair value. Intangible assets, net of tax, increased $1.5 million, tax liabilities increased $0.5 million, accounts receivable decreased $0.7 million, inventory decreased $0.4 million, and deferred tax assets increased$0.5 million during 2014. The purchase price allocation is now considered final.
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
The acquired business contributed revenues of $13.7 million and operating loss of $5.3 million, which excludes transaction and transition costs, to our consolidated results during 2014. Our consolidated results include $1.5 million of transition expenses recognized in the twelve months ended December 31, 2014.
Our consolidated results of operations would not have been materially different than reported results had the Biotech acquisition occurred at the beginning of 2013 and therefore, pro forma financial information has not been presented.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4. Discontinued Operations
On January 9, 2014, pursuant to the Purchase Agreement, we completed our divesture and sale of the OrthoRecon Business to MicroPort. Pursuant to the terms of the Purchase Agreement, the purchase price (as defined in the Purchase Agreement) for the OrthoRecon Business was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.
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

	Twelve Months Ended
	December 31,
	2014	2013	2012
Revenue	$3,056	$231,865	$269,671
(Loss) income before tax	(13,521)	9,489	11,946
Income tax provision	5,666	3,266	3,275
(Loss) income from discontinued operations, net of tax	(19,187)	6,223	8,671

All assets and associated liabilities to be transferred to MicroPort have been classified as assets and liabilities held for sale on our consolidated balance sheet. The following table summarizes the assets and liabilities held for sale (in thousands):

	December 31, 2014	December 31, 2013
Assets
Cash	$—	$201
Accounts receivable	—	59,172
Inventories, net	—	74,807
Property, plant & equipment, net	—	92,436
Goodwill	—	25,802
Intangible assets, net	—	1,738
Deferred income taxes	—	1,197
Other current and long-term assets	—	19,105
Assets held for sale	$—	$274,458

Liabilities
Accounts payable	$—	$9,553
Other current liabilities	—	21,668
Other long-term liabilities	—	1,399
Liabilities held for sale	$—	$32,620

Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Charges associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. During the twelve months ended December 31, 2014, we recorded expense of $13.8 million in discontinued operations in connection to the reported settlement associated with the ConforMIS matter. See Note 19 of the condensed consolidated financial statements for additional information regarding the ConforMIS matter.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$6,910	$2,693
Work-in-process	13,849	6,950
Finished goods	67,653	62,800
	$88,412	$72,443

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
As of December 31, 2014 and 2013, we had current marketable securities totaling $2.6 million and $6.9 million, respectively, consisting of investments in corporate and government bonds, and certificates of deposits, all of which are valued at fair value using a market approach. In addition, we had non-current marketable securities totaling $7.7 million as of December 31, 2013, consisting of investments in corporate, government, and agency bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2014
Available-for-sale marketable securities
Corporate debt securities	566	—	—	566
U.S. government debt securities	2,009	—	—	2,009
Total available-for-sale marketable securities	$2,575	$—	$—	$2,575

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2013
Available-for-sale marketable securities
U.S. agency debt securities	5,002	—	(4)	$4,998
Certificate of deposit	245	—	—	245
Corporate debt securities	5,186	2	—	5,188
U.S. government debt securities	4,116	1	—	4,117
Total available-for-sale marketable securities	$14,549	$3	$(4)	$14,548

The maturities of available-for-sale debt securities at December 31, 2014 are as follows:

	Available-for-Sale
	Cost Basis	Fair Value
Due in one year or less	$2,575	$2,575
Due after one year	—	—
	2,575	2,575

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2014	2013
Land and land improvements	$520	$31
Buildings	26,887	13,026
Machinery and equipment	24,265	14,274
Furniture, fixtures and office equipment	59,885	47,364
Construction in progress	14,178	13,997
Surgical instruments	65,359	52,893
	191,094	141,585
Less: Accumulated depreciation	(86,859)	(71,070)
	$104,235	$70,515

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31,
	2014	2013
Buildings	$8,471	$8,192
Machinery and equipment	477	—
Furniture, fixtures and office equipment	59	59
	9,007	8,251
Less: Accumulated depreciation	(862)	(48)
	$8,145	$8,203

Depreciation expense recognized within results of continuing operations approximated $18.5 million, $14.4 million, and $14.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and included depreciation of assets under capital leases.
We entered into a capital lease for our corporate headquarters building as of December 31, 2013. Total capitalized costs associated with this capital lease will be depreciated over the lease term, which is 10 years expiring in 2024.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31
	2014	2013
Employee bonus	$2,557	$10,250
Other employee benefits	5,968	13,740
Royalties	3,220	2,669
Taxes other than income	5,782	4,722
Commissions	6,857	4,336
Professional and legal fees	13,822	7,054
Contingent consideration	99,137	12,324
Product liability	10,262	7,710
Distributor payments	89	1,253
Other	22,510	16,059
	$170,204	$80,117

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Capital lease obligations	$8,678	$8,238
2017 Notes	272,652	263,395
2014 Notes (1)	—	3,768
	281,330	275,401
Less: current portion	(718)	(4,174)
	$280,612	$271,227
___________________________

1	The 2014 Notes matured on December 1, 2014
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
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the year ended December 31, 2014 the Company recorded $9.3 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of the 2017 Notes were as follows (in thousands):

	December 31, 2014	December 31, 2013
Principal amount of 2017 Notes	$300,000	$300,000
Unamortized debt discount	(27,348)	(36,605)
Net carrying amount of 2017 Notes	$272,652	$263,395
We entered into 2017 Notes Hedges in connection with the issuance of the 2017 Notes with three counterparties (the Option Counterparties). The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. However, in connection with certain events, including a merger such as our proposed merger with Tornier N.V., the Option Counterparties have the discretion to make certain adjustments to the 2017 Note Hedges and warrant transactions, which may reduce the effectiveness of the 2017 Note Hedges or increase our obligations under the warrant transactions. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 11 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Hedges and the 2017 Notes Conversion Derivative.
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
Aside from the initial payment of the $56.2 million premium to the Option Counterparties, we do not expect to be required to make any cash payments to the Option Counterparties under the 2017 Notes Hedges and expect to be entitled to receive from the Option Counterparties cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the convertible note hedging transactions during the relevant valuation period, subject to the discretion of the Option Counterparties to make adjustments in connection with our proposed merger as described above. The strike price under the 2017 Notes Hedges is equal to the conversion price of the 2017 Notes. Additionally, if the market value per share of our common stock exceeds the strike price on any day during the 100 trading day measurement period under the warrant transaction, we will be obligated to issue to the Option Counterparties a number of shares equal in value to one percent of the amount by which the then-current market value of one share of our common stock exceeds the then-effective strike price of each warrant, multiplied by the number of shares of common stock into which the 2017 Notes are then convertible at or following maturity. We will not receive any additional proceeds if warrants are exercised. If the 2017 Note Hedges and warrant transactions are terminated in connection with our proposed merger with Tornier N.V. and we do not enter into new hedging and warrant transactions with respect to the 2017 Notes, we would have exposure to potential cash payments that we would be required to make if holders elect to convert the 2017 Notes at a time when our stock price exceeds the conversion price. In such event, the amount of cash payments that we could be required to make to holders of the 2017 Notes could be significantly in excess of the amount of any cash received by us from the Option Counterparties in connection with the termination of the 2017 Note Hedges and warrant transactions.
In February 2015, we issued $632.5 million of the 2020 Convertible Senior Notes, which generated net proceeds of approximately $613 million. We used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of our outstanding 2017 Convertible Senior Notes in privately negotiated transactions. See Note 22 for further discussion of these transactions that happened subsequent to the December 31, 2014, balance sheet date.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Maturities
Aggregate annual maturities of our long-term obligations at December 31, 2014, excluding capital lease obligations, are as follows (in thousands):

2015	$—
2016	—
2017	300,000
2018
2019	—
$300,000
As discussed in Note 7, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2014, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2015	$1,012
2016	1,136
2017	1,039
2018	1,047
2019	1,083
Thereafter	5,127
Total minimum payments	10,444
Less amount representing interest	(1,766)
Present value of minimum lease payments	8,678
Current portion	(718)
Long-term portion	$7,960

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31
	2014	2013
Product liability (See Note 19)	6,050	9,784
2017 Notes Conversion Derivative (See Note 11)	76,000	112,000
Deferred license revenue (See Note 2)	3,689	4,210
Contingent consideration	36,549	2,882
Other	11,756	6,190
	$134,044	$135,066

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
Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 9 of the consolidated financial statements for additional information regarding the 2017 Notes.
We also entered into the 2017 Notes Hedges in connection with the issuance of the 2017 Notes with the Option Counterparties. The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2017 Notes in excess of the principal amount of converted notes if our common stock price exceeds

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and is accounted for as a derivative asset in accordance with ASC Topic 815.
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands):

	Location on consolidated balance sheet	December 31, 2014	December 31, 2013
2017 Notes Hedges	Other assets	$80,000	$118,000
2017 Notes Conversion Derivative	Other liabilities	$76,000	$112,000
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2014	2013
2017 Notes Hedges	$(38,000)	$56,000
2017 Notes Conversion Derivative	36,000	(57,000)
Net loss on changes in fair value	$(2,000)	$(1,000)
In connection with the 2020 Notes Offering completed in February 2015, we issued $632.5 million of the 2020 Convertible Senior Notes, which generated net proceeds of approximately $613 million. We used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of our outstanding 2017 Notes in privately negotiated transactions. We also settled all of the 2017 Notes Hedges and repurchased all of the warrants associated with the 2017 Notes, generating net proceeds of approximately $10 million. Following these activities, we have approximately $60 million outstanding debt under the 2017 Notes. See Note 22 for further discussion of these transactions that happened subsequent to the December 31, 2014, balance sheet date.
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. At December 31, 2014 and 2013, we had no foreign currency contracts outstanding.

12. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2014, are as follows (in thousands):

	U.S.	International	BioMimetic	Total
Goodwill at December 31, 2013	$92,134	$24,746	$1,383	$118,263
Biotech purchase prices allocation adjustment	(3,672)	(989)	(47)	$(4,708)
Goodwill associated with 2014 acquisitions	85,127	—	—	$85,127
Foreign currency translation	—	(7,716)	—	$(7,716)
Goodwill at December 31, 2014	$173,589	$16,041	$1,336	$190,966
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. During the fourth quarter of 2014, we performed a qualitative assessment of goodwill for impairment and determined that it is not more likely than not that the carrying value of our U.S., International and BioMimetic reporting units exceeded their respective fair values, indicating that goodwill was not impaired.
During the quarter ended March 31, 2014, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as three operating segments: U.S.; International; and BioMimetic (international sales and associated expenses for Augment® products are included within the International segment), based on management's change to the way it monitors performance, aligns strategies, and allocates resources. We determined that each of these operating segments represented a reportable segment. This change in segment reporting has also resulted in a change in reporting units for goodwill impairment measurement purposes. We determined that each operating segment represents a reporting unit, and we

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

subsequently performed a goodwill impairment analysis, resulting in the reallocation of goodwill of $92.1 million, $24.7 million and $1.4 million to the U.S., International and BioMimetic reporting units, respectively. The goodwill allocated to each reporting unit was based on the relative fair value of each of our reporting units as of the date of impairment analysis (January 31, 2014). Upon completion of this analysis, we determined that the fair value of our reporting units exceeded their carrying values and, therefore, no impairment charge was necessary.
During 2014, the purchase price allocation for Biotech was adjusted for the finalization of acquisition date fair value of intangible assets, contingent consideration, accounts receivable and inventory, and the recognition of certain tax-related liabilities existing at the date of acquisition, which resulted in a change to the preliminary value of goodwill determined as of December 31, 2013. These adjustments to goodwill were allocated to each of the reporting units based on the relative fair value of each reporting unit as of the date of impairment analysis.
The components of our identifiable intangible assets, net are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles:
IPRD technology	$4,266		$4,266
Trademarks	4,004		4,121
Total indefinite life intangibles	8,270		8,387

Finite life intangibles:
Distribution channels	250	$194	250	$233
Completed technology	33,253	9,185	16,714	5,702
Licenses	8,234	1,637	3,633	1,303
Customer relationships	27,946	4,636	15,578	2,371
Trademarks	2,798	1,850	2,364	1,098
Non-compete agreements	8,508	3,397	5,660	3,155
Other	771	106	771	75
Total finite life intangibles	81,760	$21,005	44,970	$13,937

Total intangibles	90,030		53,357
Less: Accumulated amortization	(21,005)		(13,937)
Intangible assets, net	$69,025		$39,420
Based on the total finite life intangible assets held at December 31, 2014, we expect to amortize approximately $10.1 million in 2015, $7.7 million in 2016, $7.1 million in 2017, $5.5 million in 2018, and $5.1 million in 2019.

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Changes in and reclassifications out of AOCI, net of tax, for the twelve months ended December 31, 2014 were as follows (in thousands):

	Currency Translation Adjustment	Unrealized Gain (loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2013	$17,610	$(1)	$344	$17,953
Other comprehensive income (loss), net of tax	(17,840)	1	—	(17,839)
Reclassification to CTA and minimum pension liability adjustment [1]	2,628	—	(344)	2,284
Balance December 31, 2014	$2,398	$—	$—	$2,398

[1]
The balances of CTA and minimum pension liability adjustment within AOCI were written-off following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

14. Income Taxes
The components of our income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$(242,998)	$(230,975)	$(4,043)
Foreign	(3,832)	572	658
Income (loss) before income taxes	$(246,830)	$(230,403)	$(3,385)

The components of our provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current (benefit) provision:
U.S.:
Federal	$(48)	$296	$(5,480)
State	198	85	(34)
Foreign	1,674	180	337
Total current (benefit) provision	1,824	561	(5,177)
Deferred provision (benefit):
U.S.:
Federal	(3,164)	48,257	5,179
State	(1,411)	884	(98)
Foreign	(3,583)	63	98
Total deferred provision (benefit)	(8,158)	49,204	5,179
Total provision (benefit) for income taxes	$(6,334)	$49,765	$2

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	1.8%	3.2%	3.8%
Change in valuation allowance	(15.9)%	(51.9)%	(19.7)%
Foreign income tax rate differences	0.2%	—%	12.9%
Other non-deductible expenses	(0.2)%	(0.1)%	(6.1)%
Transaction costs	(1.1)%	(0.8)%	(21.2)%
CVR Fair Market Value Adjustment	(17.7)%	9.3%	—%
Goodwill Impairment	—%	(17.5)%	—%
Other, net	0.5%	1.2%	(4.8)%
Total	2.6%	(21.6)%	(0.1)%

The significant components of our deferred income taxes as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$131,986	$100,361
General business credit carryforward	3,696	3,181
Reserves and allowances	27,334	40,789
Stock-based compensation expense	7,942	7,852
Convertible debt notes and conversion option	31,491	46,100
Other	7,418	6,070
Valuation allowance	(171,392)	(134,263)

Total deferred tax assets	38,475	70,090

Deferred tax liabilities:
Depreciation	1,915	13,863
Intangible assets	9,977	9,071
Convertible note bond hedge	31,200	46,020
Other	3,287	10,136

Total deferred tax liabilities	46,379	79,090

Net deferred tax liabilities	$(7,904)	$(9,000)
At December 31, 2014, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $315.2 million, of which approximately $7.2 million related to equity compensation deductions, for which when realized, the resulting benefit will be credited to stockholder’s equity. The federal net operating losses begin to expire in 2017 and extend through 2034. State net operating losses carryforwards at December 31, 2014 totaled approximately $196.2 million, which begin to expire in 2017 and extend through 2034. Additionally, we had general business credit carryforwards of approximately $3.7 million, which begin to expire in 2017 and extend through 2034. At December 31, 2014, we had foreign net operating loss carryforwards of approximately $42.0 million, the majority of which do not expire.
We recognized income tax expense for valuation allowance increase of $38.8 million during the year ended December 31, 2014, primarily related to additional net operating losses incurred in the U.S. At December 31, 2014 and December 31, 2013, we had a valuation allowance of $171.4 million and $134.3 million, respectively, related to certain U.S. and foreign deferred tax assets. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.
It is our current practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Therefore, we do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. We would recognize a deferred income tax liability if we were to determine that such earnings are no longer indefinitely reinvested. At December 31, 2014, undistributed earnings of our foreign subsidiaries amounted

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

to approximately $16 million. The determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.
As of December 31, 2014, our unrecognized tax benefits totaled $4.4 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was $3.0 million at December 31, 2014. Our U.S. federal income taxes represent the substantial majority of our income taxes, and our 2009, 2010, and 2011 U.S. federal income tax returns are currently under examination by the Internal Revenue Service. While we believe that we are adequately accrued for possible adjustments, the final resolution of this examination cannot be determined at this time and could result in a final settlement that differs from current estimates. It is therefore possible that our unrecognized tax benefits could change in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2014	$4,702
Additions for tax positions related to current year	354
Additions for tax positions of prior years	2,362
Reductions for tax positions of prior years	(2,700)
Settlements	(30)
Foreign currency translation	(249)
Balance at December 31, 2014	$4,439
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense and penalties, if incurred, would be recognized as penalty expense. As of December 31, 2014, accrued interest and penalties related to our unrecognized tax benefits totaled approximately $0.8 million.
We file numerous consolidated and separate company income tax returns in the U.S. and in many foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2007. With few exceptions, we are subject to U.S. federal, state and local income tax examinations for years 2011 through 2013. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.

15. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, and warrants is calculated using the treasury-stock method. The dilutive effect of the 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. The 2014 Notes matured on December 1, 2014, see Note 9. During the years ended December 31, 2013 and 2012, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded from the dilutive shares calculation. In addition, approximately 1.3 million, 0.8 million, and 0.3 million common stock equivalents have been excluded from the computation of diluted net loss per share for the years ended December 31, 2014, 2013, and 2012, respectively, because their effect is anti-dilutive as a result of our net loss from continuing operations in those periods. During the years ended December 31, 2013 and 2012, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted-average number of common shares outstanding — basic	49,758	45,265	38,769
Common stock equivalents	—	—	317
Weighted-average number of common shares outstanding — diluted	49,758	45,265	39,086

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	672	2,763	2,854
Non-vested shares, restricted stock units, and stock-settled phantom stock units	9	197	290
2014 Notes	—	115	633
Warrants	—	11,794	11,794

16. Capital Stock
We are authorized to issue up to 100,000,000 shares of voting common stock. We have 48,673,304 shares of voting common stock available for future issuance at December 31, 2014.

17. Stock-Based Compensation Plans
We have three stock-based compensation plans, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Year Ended December 31,
	2014	2013	2012
Total cost of share-based payment plans	$11,287	$11,912	$7,811
Amounts capitalized as inventory	(66)	(467)	(689)
Amortization of capitalized amounts	266	513	717
Charged against income before income taxes	11,487	11,958	7,839
Amount of related income tax benefit recognized in income	—	(3,945)	(2,940)
Impact to net loss from continuing operations	$11,487	$8,013	$4,899
Impact to net income from discontinued operations	8,845	2,320	2,308
Impact to net (loss) income	$20,332	$10,333	$7,207
Impact to basic earnings per share, continuing operations	$0.23	$0.18	$0.13
Impact to basic earnings per share	$0.41	$0.23	$0.19
Impact to diluted earnings per share, continuing operations	$0.23	$0.18	$0.13
Impact to diluted earnings per share	$0.41	$0.23	$0.18
During 2013, in connection with the BioMimetic acquisition, we recognized $2.2 million of stock-based compensation expense related to the incremental fair value of replacement awards attributed to precombination service.
As of December 31, 2014, we had $19.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees retained following the sale of the OrthoRecon business. This cost is expected to be recognized over a weighted-average period of 2.7  years.
Equity Incentive Plans
On December 7, 1999, we adopted the 1999 Equity Incentive Plan, which was subsequently amended and restated on July 6, 2001, May 13, 2003, May 13, 2004, May 12, 2005 and May 14, 2008 and amended on October 23, 2008. The 1999 Equity Incentive Plan expired December 7, 2009. The 2009 Equity Incentive Plan (the Plan) was adopted on May 13, 2009, which was subsequently amended and restated on May 13, 2010 and May 14, 2013. The Plan authorizes us to grant stock options and other stock-based awards, such as non-vested shares of common stock, with respect to up to 15,417,051 shares of common stock, of which full value awards (such as non-vested shares) are limited to 3,754,555 shares. Under the Plan, stock based compensation awards generally are exercisable in increments of 25% annually on each of the first through fourth anniversaries of the date of grant. All of the options issued under the plan expire after 10 years. These awards are recognized on a straight-line basis over the requisite service period, which is generally 4 years. As of December 31, 2014, there were 2,517,651 shares available for future issuance under the Plan, of which full value awards are limited to 1,258,825 shares.

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
The weighted-average grant date fair value of stock options granted to employees in 2014, 2013, and 2012 was $9.98 per share, $8.60 per share, and $7.89 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.5% - 1.8%	0.1% - 1.4%	0.5% - 1.0%
Expected option life	6 years	6 years	6 years
Expected price volatility	31%	36%	40%

A summary of our stock option activity during 2014 for employees retained following the sale of the OrthoRecon business is as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value* ($000’s)
Outstanding at December 31, 2013	3,369	$22.36
Granted	853	30.15
Exercised	(538)	21.16
Forfeited or expired	(167)	26.76
Outstanding at December 31, 2014	3,517	$24.22	6.85	$12,632
Exercisable at December 31, 2014	1,709	$22.03	4.98	$8,899
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2014, and the exercise price of the shares. The market value as of December 31, 2014 is $26.87 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2014.

The total intrinsic value of options exercised during 2014, 2013, and 2012 was $5.3 million, $1.4 million, and $0.2 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2014, for employees retained following the sale of the OrthoRecon business is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.00 — $16.00	287	5.9	$13.62	241	$13.37
$16.01 — $24.00	1,213	5.8	21.17	821	20.91
$24.01 — $35.87	2,017	7.6	27.56	647	26.69
	3,517	6.9	$24.22	1,709	$22.03

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Inducement Stock Options.
On occasion, we grant stock options under an inducement stock option agreement, in order to induce candidates to commence employment with us as a member of our executive management team. These options vest over a service period ranging from three to four years.
A summary of our inducement grant stock option activity during 2014 is as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value* ($000’s)
Outstanding at December 31, 2013	940	$17.21
Granted	—	—
Exercised	(25)	17.35
Forfeited or expired	(25)	17.35
Outstanding at December 31, 2014	890	$17.20	6.99	$8,599
Exercisable at December 31, 2014	774	$16.73	6.88	$7,843
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2014, and the exercise price of the shares. The market value as of December 31, 2014 is $26.87 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2014.

A summary of our stock options outstanding and exercisable at December 31, 2014, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.00 — $16.00	287	5.9	$13.62	241	$13.37
$16.01 — $24.00	2,103	6.3	19.49	1,594	18.88
$24.01 — $35.87	2,017	7.6	27.56	647	26.69
	4,407	6.9	$22.80	2,482	$20.38

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
Under the Plan, we granted 264,000, 223,000, and 216,000 non-vested shares of common stock, stock settled phantom stock units and restricted stock units to employees with weighted-average grant-date fair values of $30.04 per share, $24.66 per share, and $21.22 per share during 2014, 2013, and 2012, respectively. The fair value of these shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2014, 2013, and 2012, we granted a negligible amount of non-vested shares to non-employees.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our non-vested shares of common stock activity during 2014 is as follows:

	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value* ($000’s)
Non-vested at December 31, 2013	456	$21.69
Granted	264	30.04
Vested	(204)	21.23
Forfeited	(23)	24.41
Non-vested at December 31, 2014	493	$26.23	$13,237
___________________

*
The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2014. The market value as of December 31, 2014 is $26.87 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2014.

The total fair value of shares vested during 2014, 2013, and 2012 was $5.4 million, $6.5 million, and $5.6 million, respectively.
Stock compensation held by employees that transferred on the sale of OrthoRecon business
As part of the divestiture of our OrthoRecon business to MicroPort, we modified stock compensation awards held by employees assigned to MicroPort to accelerate vesting for unvested stock compensation awards, as an incentive to induce each employee to accept and continue employment with MicroPort, contingent upon the closing of the sale. On January 12, 2014, all unvested stock compensation awards held by these former 65 employees were vested, which was comprised of approximately 500,000 non-vested options with a weighted-average exercise price of $22.50, and 266,000 non-vested shares. The incremental cost associated with the modified stock compensation totaled $8.8 million, and was recognized as a reduction to our gain realized on the sale of the OrthoRecon business in the first quarter of 2014. There were no outstanding stock options held by these former employees as of December 31, 2014.

Employee Stock Purchase Plan
On May 30, 2002, our shareholders approved and adopted the 2002 Employee Stock Purchase Plan, which was subsequently amended and restated on May 14, 2013 (the ESPP). The ESPP authorizes us to issue up to 400,000 shares of common stock to our employees who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the ESPP, we sold to employees approximately 22,000, 23,000, and 25,000 shares in 2014, 2013, and 2012, respectively, with weighted-average fair values of $8.18, $6.81, and $5.93 per share, respectively. As of December 31, 2014, there were 172,800 shares available for future issuance under the ESPP. During 2014, 2013, and 2012, we recorded nominal amounts of non-cash, stock-based compensation expense related to the ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the ESPP, we used the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.3% - 0.6%	0.1% - 0.4%	0.1% - 0.2%
Expected option life	6 months	6 months	6 months
Expected price volatility	31%	36%	40%

18. Employee Benefit Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, which covers U.S. employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contributions after three years of service. Our expense related to the plan recognized within results of continuing operations was $1.6 million in 2014, $1.2 million in 2013, and 1.0 million in 2012.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

19. Commitments and Contingencies
Operating Leases
We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $7.1 million, $8.0 million, and $5.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2014 (in thousands):

2015	$6,819
2016	4,827
2017	840
2018	361
2019	118
Thereafter	180
$13,145
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2014. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations
We have entered into certain supply agreements for our products, which include minimum purchase obligations. We paid approximately $2.0 million and $3.5 million during the years ended December 31, 2014 and 2013, respectively, under those supply agreements. As of December 31, 2014, we are not obligated under any supply agreements for minimum purchase obligations.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On August 3, 2012, we received a subpoena from the USAO for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to respond to the subpoena.
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, “Stryker”), each a subsidiary of Stryker Corporation, filed a lawsuit against Wright Medical Technology, Inc. (WMT) in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. Under the Court's claim construction ruling, we do not believe these hip products infringe the asserted patents. In filings with the Court, Stryker has conceded that under the court’s claim construction rulings it can no longer pursue its infringement claims. Stryker has asked the court to dismiss the case so it may pursue an appeal. On November 25 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Howmedica and Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. In January 2014, we filed a request with the U.S. Patent and Trademark Office for Inter Partes Review (IPR) of the Bonutti patents. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid.
In June 2013, Orthophoenix filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that surgical methods using the X-REAM® product infringe two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. As a result, the District Court will lift the stay, and we will continue with our defense.
In June 2013, Anglefix filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant. On October 9, 2014, the parties jointly advised the Court that they had reached an agreement in principle to settle the matter. In connection with the reported settlement, we recorded expenses of $0.9 million in continuing operations and $13.8 million in discontinued operations. In addition, we recorded a $4.6 million asset in connection with the fully paid non-exclusive foot and ankle license as part of the reported settlement. $10.7 million of the $13.8 million recorded in discontinued operations reflects estimated royalty payments based on future sales by MicroPort Orthopedics, which will be paid through 2026. The parties are now in the process of finalizing the settlement documentation.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015 we filed a request for IPR with the U.S. Patent and Trademark Office.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that Wright’s X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  Plaintiff has not yet served the complaint. In January 2015, Spineology filed a new complaint just prior to its first complaint expiring. The new complaint adds claims of willful infringement. Spineology has not yet served the new complaint.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On January 13, 2015, we received a notice from Corin Limited claiming a portion of the INFINITY® Total Ankle System infringes their patent rights in France, Germany, Italy, Spain, the Netherlands, and the United Kingdom. We are currently investigating the merits of this claim.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of pre-existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $16 million to $26 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $16 million, which represents the low-end of our estimated aggregate range of loss. We have classified $10 million of this liability as current in “Accrued expenses and other current liabilities” and $6.0 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next 3 years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. As of December 31, 2014 our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $3 million associated with our recorded liability for current and future Modular Neck Claims outstanding, and $22 million for cash spending to date associated with defense and settlement costs. We have classified $25 million within current receivables. We have requested, but not yet received, payment of this amount from the third insurance carrier in the tower for that policy period.
During the quarter ended September 30, 2013, we reached the maximum insurance coverage for Modular Neck Claims of $40 million, when previous spending on legal defense costs and claim settlements are combined with our estimated product liability for future settlements. As a result, we recognized approximately $11 million of expense within results from discontinued operations for 2014 for legal expenses and adjustments to our estimated liabilities for future settlements recognized in excess of the $40 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within the results of discontinued operations. As noted above, our insurance receivable for cash spending is $22 million out of the remaining $25 million insurance receivable. We anticipate actual cash spending may exceed this maximum within the next year.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part I Item 3 of this Annual Report. The number of these lawsuits presently exceeds 1,000. We

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

have also entered into an excess of 600 so called "tolling agreements" with potential claimants who have not yet filed suit. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we are participating in court supervised non-binding mediation in the multi-district federal court litigation. This mediation is continuing. The supervising judges in the federal and California state consolidated proceedings have set bellwether trial dates in March and November 2015 respectively, although the March 2015 trial date was recently extended by the Court to a date to be announced.
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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of December 31, 2014, this receivable totaled $13.8 million, and is solely related to defense costs incurred through December 31, 2014. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.
Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we do not believe a loss is probable. Although we continue to contest liability, based upon currently available information, we estimate a reasonably possible range of liability for the Consolidated Metal-on-Metal Claims, before insurance recoveries, averaging from zero to $250,000 per case.
Based upon the information we have at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. However, as described below, we are currently litigating coverage issues with certain of our carriers. As the litigation moves forward and circumstances continue to develop, our belief we will be able to resolve the Consolidated Metal-on-Metal Claims within available insurance coverage could change, which could materially impact our results of operations and financial position. Further, and notwithstanding our present belief we will be able to resolve these Claims within available insurance proceeds, we would consider contributing a limited amount to the funding of an acceptable, comprehensive, mediated settlement among claimants and insurers. To this end, we have indicated a willingness to contribute up to $30 million to achieve such a comprehensive settlement. Due to continuing uncertainty around (i) whether a multi-party comprehensive settlement can be achieved, (ii) the outcome of our coverage litigation with insurers which could impact the ability to reach a settlement and (iii) the case by case outcomes of any Metal-on-Metal claims ultimately litigated (and which we expect to contest vigorously), we do not believe a loss is probable and, therefore, no amounts have been accrued.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
20. Segment Data
During the quarter ended March 31, 2014, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as three operating business segments: U.S.; International; and BioMimetic, based on management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments. We determined that each of these operating segments represented a reportable segment.
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
Net sales by product line and by geographic region are as follows (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Year Ended December 31,
	2014	2013	2012
U.S.
Foot and Ankle	148,631	115,642	99,403
Upper Extremity	15,311	17,423	17,170
Biologics	45,494	42,561	47,459
Other	2,641	2,022	2,079
Total U.S.	212,077	177,648	166,111

International
Foot and Ankle	47,001	35,020	23,493
Upper Extremity	11,312	7,240	7,808
Biologics	20,590	17,231	13,036
Other	7,047	5,191	3,657
Total International	85,950	64,682	47,994

Total Sales	$298,027	$242,330	$214,105

Our principal geographic regions consist of the United States, Europe (which includes the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). The following table presents net sales by geographic area for the twelve months ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net sales by geographic region:
United States	$212,077	$177,648	$166,111
Europe	48,991	31,210	22,044
Other	36,959	33,472	25,950
Total	$298,027	$242,330	$214,105

No single foreign country accounted for more than 10% of our total net sales during 2014, 2013, or 2012.
Assets in the U.S., International and BioMimetic segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, derivative asset, property, plant and equipment associated with our corporate headquarters, assets associated with OrthoRecon insurance receivables, and assets associated with income taxes. Total assets by business segment as of December 31, 2014 are as follows (in thousands):

	Year Ended December 31,
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$450,055	$17,924	$94,412	$330,285	$892,676

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Selected financial information related to our segments is presented below for the twelve months ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$212,077	$85,950	$—	$—	$298,027
Depreciation expense	9,707	3,046	432	5,271	18,456
Amortization expense	5,656	2,178	307	1	8,142
Segment operating income (loss)	23,074	(5,366)	(12,033)	(67,908)	(62,233)
Other:
Inventory step-up amortization					1,535
Distributor conversion and non-compete charges					2,071
Patent Dispute settlement					900
Management changes					1,203
Acquisition due diligence, transaction and transition expenses					19,964
Tornier merger costs					11,900
Operating loss					(99,806)
Interest expense, net					17,398
Other (income) expense, net					129,626
Loss before income taxes					(246,830)
Capital expenditures	25,813	6,486	67	16,237	48,603

	Year ended December 31, 2013
	U.S.	International	BioMimetic	Corporate	Total
Sales	$177,648	$64,682	$—	$—	$242,330
Depreciation expense	8,838	2,364	394	2,788	14,384
Amortization expense	3,507	644	523	—	4,674
Segment operating income (loss)	26,268	4,761	(12,741)	(52,949)	(34,661)
Other:
Inventory step-up amortization					777
Distributor conversion and non-compete charges					3,734
BioMimetic impairment					208,529
Acquisition due diligence, transaction and transition expenses					34,505
Operating loss					(282,206)
Interest expense, net					16,040
Other (income) expense, net					(67,843)
Loss before income taxes					(230,403)
Capital expenditures(1)	18,316	2,143	—	5,331	25,790
(1) For the year-ended December 31, 2013, total capital expenditures does not include $11.7 million related to discontinued operations.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Year Ended December 31, 2012
	U.S.	International	BioMimetic	Corporate	Total
Sales	$166,111	$47,994	$—	$—	$214,105
Depreciation expense	9,622	1,764	—	3,429	14,815
Amortization expense	2,471	—	—	—	2,471
Segment operating income	39,810	8,467	—	(46,099)	2,178
Other:
Inventory step-up amortization					160
Distributor conversion and non-compete charges					2,973
Gain on sale of intellectual property					(15,000)
Restructuring charges					430
Acquisition due diligence, transaction and transition expenses					1,798
Operating Income					11,817
Interest expense, net					10,113
Other expense, net					5,089
Loss before income taxes					(3,385)
Capital expenditures(1)	5,394	2,083	—	3,641	11,118
(1) For the year-ended December 31, 2012, total capital expenditures does not include $8.2 million related to discontinued operations.

21. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2014 and 2013, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$71,062	$72,364	$71,307	$83,294
Cost of sales	17,417	20,006	16,703	19,097
Gross profit	53,645	52,358	54,604	64,197
Operating expenses:
Selling, general and administrative	68,648	72,055	66,926	81,991
Research and development	5,856	6,799	5,948	6,360
Amortization of intangible assets	2,187	2,675	2,379	2,786
Total operating expenses	76,691	81,529	75,253	91,137
Operating loss	$(23,046)	$(29,171)	$(20,649)	$(26,940)
Net loss from continuing operations, net of tax	$(30,298)	$(53,583)	$(49,647)	$(106,968)
Income (loss) from discontinued operations, net of tax	$(122)	$(2,643)	$(12,160)	$(4,262)
Net income (loss)	$(30,420)	$(56,226)	$(61,807)	$(111,230)
Net loss, continuing operations per share, basic	(0.62)	(1.08)	(0.99)	(2.11)
Net loss, continuing operations per share, diluted	(0.62)	(1.08)	(0.99)	(2.11)
Net income (loss) per share, basic	$(0.63)	$(1.13)	$(1.24)	$(2.19)
Net income (loss) per share, diluted	$(0.63)	$(1.13)	$(1.24)	$(2.19)
Our 2014 operating loss included the following:

•
costs associated with distributor conversions and non-competes, for which we recognized $0.5 million, $0.7 million, $0.5 million and $0.4 million during the first, second, third and fourth quarters of 2014, respectively;

•
costs associated with due diligence, transaction and transition costs related to the Biotech, Solana and OrthoPro acquisitions totaling $5.2 million, $4.6 million, $1.9 million and $2.5 million during the first, second, third and fourth quarters of 2014, respectively;

•	costs associated with a patent dispute settlement and management changes totaled $0.9 million and $1.2 million, respectively, in the third quarter of 2014;

•
transition costs associated with the divestiture of the OrthoRecon business totaling $2.2 million, $1.3 million, $0.9 million, and $1.4 million during the first, second, third and fourth quarters of 2014, respectively; and

•	Tornier merger costs totaled $11.9 million in the fourth quarter of 2014.
Our 2014 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts;

•	the after-tax effects of our mark-to-market adjustments on derivative assets and liabilities totaling a $1.0 million loss recognized in the first and third quarters of 2014, respectively;

•
the after-tax effects of our CVR mark-to-market adjustments of $14.3 million unrealized loss, $18.5 million unrealized loss, $18.5 million unrealized loss, and $73.7 million unrealized loss recognized in the first, second, third, and fourth quarters of 2014, respectively; and

•
the after-tax effects of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare totaled $1.8 million and $0.1 million in the third and fourth quarter of 2014, respectively.

In addition to those noted above, our 2014 net loss included a$24.3 million gain, on the sale of the OrthoRecon business recognized in the first quarter of 2014 within discontinued operations.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,293	$60,572	$57,641	$67,824
Cost of sales	13,697	14,564	14,037	17,423
Gross profit	42,596	46,008	43,604	50,401
Operating expenses:
Selling, general and administrative	50,709	50,543	63,054	66,479
Research and development	3,507	5,868	5,518	5,412
Amortization of intangible assets	1,606	2,778	1,342	1,750
BioMimetic impairment charges	—	—	206,249	—
Total operating expenses	55,822	59,189	276,163	73,641
Operating income (loss)	$(13,226)	$(13,181)	$(232,559)	$(23,240)
Net income (loss), continuing operations, net of tax	$(4,918)	$(15,539)	$(124,500)	$(135,211)
Net income (loss), discontinued operations, net of tax	$13,353	$(1,792)	$(5,520)	$182
Net income (loss)	$8,435	$(17,331)	$(130,020)	$(135,029)
Net income (loss), continuing operations per share, basic	$(0.12)	$(0.34)	$(2.68)	$(2.88)
Net income (loss), continuing operations per share, diluted	$(0.12)	$(0.34)	$(2.68)	$(2.88)
Net income (loss) per share, basic	$0.20	$(0.37)	$(2.80)	$(2.88)
Net income (loss) per share, diluted	$0.20	$(0.37)	$(2.80)	$(2.88)
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

•
charges associated with the impairment of intangible assets and goodwill acquired from our BioMimetic acquisition, as well as the recognition of a $3.2 million charge for noncancelable inventory commitments for the raw materials used in the manufacture of Augment® Bone Graft, which we estimated would expire unused, totaling $206.2 million which was recognized in the third quarter of 2013.

Our 2013 net loss from continuing operations included the following:
•the after-tax effect of the above amounts;

•
the after-tax effects of mark-to-market adjustments on derivative assets and liabilities netting to a $2.0 million loss, a $1.0 million gain, a $2.0 million loss and a $2.0 million gain recognized in the first, second, third and fourth quarters of 2013, respectively;

•
the after-tax effects of CVR mark-to-market adjustments of $5.8 million unrealized loss, $66.1 million unrealized gain, and $0.8 million unrealized gain recognized in the second, third and fourth quarters of 2013, respectively;

•	the after-tax effect of a $7.8 million gain on our previously held investment in BioMimetic recognized in the first quarter of 2013; and

•	a charge to record a valuation allowance against our U.S. deferred tax assets of $119.6 million recognized in the fourth quarter of 2013.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In addition to those noted above, our 2013 net loss included the following associated with our discontinued operations:

•
the after-tax impacts of $1.1 million, $0.7 million, $0.5 million and $0.6 million of U.S governmental inquiries and DPA costs during the first, second, third and fourth quarters of 2013, respectively;

•
the after-tax impacts of costs associated with amortization of distributor conversions and non-competes, for which we recognized $0.5 million, $0.4 million, $0.3 million and $0.3 million during the first, second, third and fourth quarters of 2013, respectively;

•
the after-tax impacts of costs associated with the sale of our OrthoRecon business of $2.8 million, $5.2 million and $2.9 million recognized during the second, third and fourth quarters of 2013, respectively; and

•	the after-tax impact of a gain of $19.4 million for estimated product liability insurance recoveries during the first quarter of 2013.
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

22. Subsequent Event
On February 13, 2015, we announced the closing of our offering of $632.5 million aggregate principal amount of cash convertible senior notes due 2020 (2020 Notes). The notes bear interest at a rate of 2.00% per year and are payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. Prior to August 15, 2019, the notes will be convertible into cash at the option of the holder under certain conditions and, thereafter until the close of business on the business day immediately preceding the maturity date, at any time. The notes mature on February 15, 2020. The initial conversion rate for the notes is 32.3939 shares of the Company’s common stock per $1,000 principal amount of the notes. The notes would be subject to modifications if our pending merger with Tornier N.V. (“Tornier,” which will be known as Wright Medical Group N.V. (“Wright N.V.”) at and after the effective time of the Tornier merger) is consummated, including that upon consummation of the merger, Wright N.V. would fully and unconditionally guarantee our obligations under the indenture and the notes on a senior unsecured basis, and calculations and other determinations with respect to the notes relating to our common stock would instead be calculated or determined by reference to Wright N.V.’s ordinary shares.
In connection with the sale of the notes, we entered into privately negotiated cash convertible note hedge transactions with certain financial institutions (the “option counterparties”) in order to reduce the net amount of cash payments that we may be required to make upon conversion of the notes to the extent that such cash payments exceed the principal amount of converted notes. We also entered into separate privately negotiated warrant transactions with the option counterparties, and the warrants have a strike price of $40, or approximately 59% higher than the last reported sale price per share of the Company's common stock on February 9, 2015.
The net proceeds from the offering were approximately $613 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. We used approximately $145 million to pay the cost of the cash convertible note hedge transactions, offset by $86 million of proceeds from the sale of the warrants. We also used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of the Company’s outstanding 2.00% cash convertible senior notes due 2017 in privately negotiated transactions, and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 annual meeting of stockholders.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-1 of this report.
Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 27, 2014, by and among Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc. and Wright Medical Group, Inc. (47)

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

10.2*	Fifth Amended and Restated 1999 Equity Incentive Plan (the 1999 Plan), (7) as amended by First Amendment to the 1999 Plan. (8)

10.3*	Second Amended and Restated 2009 Equity Incentive Plan (2009 Plan) (9)

10.4*	Form of Executive Stock Option Agreement pursuant to the 2009 Plan.(26)

10.5*	Form of Non-US Employee Stock Option Agreement pursuant to the 2009 Plan.(26)

10.6*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.7*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.8*	Form of Executive Restricted Stock Grant Agreement pursuant to the 2009 Plan.(44)

10.9*	Form of Non-Employee Director Restricted Stock Grant Agreement (one year vesting) pursuant to the 2009 Plan.(26)

10.10*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 2009 Plan.(26)

10.11*	Form of Non-US Employee Restricted Stock Unit Grant Agreement pursuant to the 2009 Plan.(26)

10.12*	Form of Executive Stock Option Agreement pursuant to the 1999 Plan. (10)

10.13*	Form of Non-US Employee Stock Option Agreement pursuant to the 1999 Plan. (10)

10.14*	Form of Non-Employee Director Stock Option Agreement (one year vesting) pursuant to the 1999 Plan. (10)

10.15*	Form of Non-Employee Director Stock Option Agreement (four year vesting) pursuant to the 1999 Plan. (10)

10.16*	Form of Executive Restricted Stock Grant Agreement pursuant to the 1999 Plan. (10)

10.17*	Form of Non-US Employee Phantom Stock Unit Grant Agreement pursuant to the 1999 Plan. (10)

10.18*	Form of Non-Employee Director Restricted Stock Grant Agreement (four year vesting) pursuant to the 1999 Plan.(11)

10.19*	Wright Medical Group, Inc. Executive Performance Incentive Plan. (12)

10.20*	Wright Medical Group, Inc. 2010 Executive Performance Incentive Plan. (13)

10.21*	Form of Indemnification Agreement between Wright Medical Group, Inc. and its directors and executive officers. (14)

10.22*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Lance A. Berry. (15)

10.23*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and William L. Griffin, Jr. (15)

10.24*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Eric A. Stookey.(15)

10.25*	Separation Pay Agreement dated as of November 6, 2012 between Wright Medical Technology, Inc. and Daniel J. Garen.(26)

10.26*	Employment Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.27*	Separation Pay Agreement dated as of January 1, 2014 between Wright Medical Technology, Inc. and Peter S. Cooke. (45)

10.28*	Separation Pay Agreement dated as of November 29, 2012 between Wright Medical Technology, Inc. and Pascal E.R. Girin.(26)

10.29*	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Technology, Inc. and Robert J. Palmisano. (20)

10.30*	Inducement Stock Option Grant Agreement between the Registrant and Julie D. Tracy dated October 17, 2011. (21)

10.31*	Inducement Stock Option Grant Agreement between Registrant and James A. Lightman dated December 29, 2011(21)

10.32*	Inducement Stock Option Grant Agreement between Registrant and Daniel Garen dated January 30, 2012. (21)

10.33*	Inducement Stock Option Grant Agreement between Registrant and Pascal E.R. Girin dated November 26, 2012.(26)

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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)
10.94	Agreement of Lease, dated December 28, 2013, by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners. (44)

10.95	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent. (43)

10.96	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative. (43)

10.97	Consulting Agreement, dated as of August 20, 2014, by and between Wright Medical Group, Inc. and Eric Stookey. (46)

10.98†	Third Amendment to Amended and Restated Manufacturing and Supply Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LLC. (46)

10.99†	Technology Transfer Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LLC. (46)

10.100†	Amendment No. 2 to the Supply Agreement, dated as of September 1 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC. (46)

10.101†	Amendment No. 3 to the Supply Agreement, dated as of September 1 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC. (46)

10.102	Voting and Support Agreement, dated October 27, 2014, among Wright Medical Group, Inc. and TMG Holdings Coӧperatief U.A. (47)

11	Computation of earnings per share (included in Note 15 of the Notes to Consolidated Financial Statements in Financial Statements and Supplementary Data).

14	Code of Business conduct (6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets; (2) Parenthetical Data to the Consolidated Balance Sheets; (3) the Consolidated Statements of Operations; (4) Parenthetical Data to the Consolidated Statements of Operations; (5) the Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Consolidated Statements of Comprehensive Income; (7) the Consolidated Statements of Cash Flows; (8) the Consolidated Statements of Changes in Stockholders’ Equity; and (9) Notes to Consolidated Financial Statements.

_________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 17, 2013 (Commission file number 001-35823).

(4)	Incorporated by reference to our current report on Form 8-K filed on February 20, 2014 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(6)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 4, 2013 (Commission file number 000-35823).

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(11)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to our current report on Form 8-K filed on November 19, 2012 (Commission file number 000-32883).

(25)	Incorporated by reference to our current report on Form 8-K filed on March 1, 2013 (Commission file number 000-32883).

(26)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(27)	Incorporated by reference to our current report on Form 8-K filed on June 21, 2013 (Commission file number 001-35823).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(38)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(39)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(40)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(41)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

(42)	Incorporated by reference to our current report on Form 8-K filed October 18, 2013 (Commission file number 001-35823).

(43)	Incorporated by reference to our current report on Form 8-K filed January 31, 2014 (Commission file number 001-35823).

(44)	Incorporated by reference to our annual report on Form 10-K filed February 26, 2014 (Commission file number 001-35823).

(45)	Incorporated by reference to our quarterly report on Form 10-Q filed April 30, 2014 (Commission file number 001-35823).

(46)	Incorporated by reference to our quarterly report on Form 10-Q filed November 6, 2014 (Commission file number 001-35823).

(47)	Incorporated by reference to our current report on Form 8-K filed October 27, 2014 (Commission file number 001-35823).

*	Denotes management contract or compensatory plan or arrangement.

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
February 25, 2015

Wright Medical Group, Inc.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015

/s/ Lance A. Berry Lance A. Berry	Chief Financial Officer (Principal Financial Officer )	February 25, 2015

/s/ Julie B. Andrews Julie B. Andrews	Chief Accounting Officer (Principal Accounting Officer )	February 25, 2015

/s/ David D. Stevens David D. Stevens	Director	February 25, 2015

/s/ Gary D. Blackford Gary D. Blackford	Director	February 25, 2015

/s/ Martin J. Emerson Martin J. Emerson	Director	February 25, 2015

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 25, 2015

/s/ Ronald K. Labrum Ronald K. Labrum	Director	February 25, 2015

/s/ John L. Miclot John L. Miclot	Director	February 25, 2015

/s/ Amy S. Paul Amy S. Paul	Director	February 25, 2015

/s/ Robert J. Quillinan Robert J. Quillinan	Director	February 25, 2015

/s/ Douglas G. Watson Douglas G. Watson	Director	February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Wright Medical Group, Inc.:

Under date of February 25, 2015, we reported on the consolidated balance sheets of Wright Medical Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10–K for the year ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Memphis, Tennessee
February 25, 2015

Wright Medical Group, Inc. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2014	$272	$(684)	$1,342	$930
December 31, 2013	$291	$(66)	$47	$272
December 31, 2012	$293	$(2)	$—	$291
Sales returns and allowance:
For the period ended:
December 31, 2014	$282	$(216)		$66
December 31, 2013	$298	$(16)	$—	$282
December 31, 2012	$313	$(15)	$—	$298

S-1