Form 10-K/A
period 2014-12-31
WRIGHT MEDICAL GROUP INC
filed 2015-04-30
CIK 1137861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35823

WRIGHT MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4088127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1023 Cherry Road, Memphis, Tennessee	38117
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (901) 867-9971

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Contingent Value Rights	NASDAQ Stock Market LLC

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

As of April 27, 2015, there were 51,401,197 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

We hereby amend Part III and Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the SEC) on February 26, 2015 (the Original Filing), to include information previously contemplated to be incorporated by reference. In addition, the reference on the cover page of the Original Filing to the incorporation by reference of the information called for by Part III of the Form 10-K to our definitive proxy statement for our 2015 annual meeting of stockholders is hereby amended to delete that reference. As a result of the announced entry into an Agreement and Plan of Merger with Tornier N.V., the information that was previously contemplated to be incorporated by reference to our definitive proxy statement for the 2015 annual stockholders meeting is included in this amendment. No other information in the Original Filing is amended hereby.

Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and we have not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No.  1 on Form 10-K/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided below is biographical information about each of our directors, including other public company board memberships. The information in each director’s biography is as of March 31, 2015.

David D. Stevens, age 61, has been a director since 2004. Mr. Stevens served as interim Chief Executive Officer of Wright from April 4, 2011 to September 17, 2011. He has been a private investor since 2006. Mr. Stevens was the Chief Executive Officer of Accredo Health Group, Inc., a subsidiary of Medco Health Solutions, Inc., from 2005 to 2006. He was the Chairman of the Board and Chief Executive Officer of Accredo Health, Inc. from 1996 to 2005. Mr. Stevens was the President and Chief Operating Officer of the predecessor companies of Accredo Health from their inception in 1983 until 1996. He is a director of Allscripts Healthcare Solutions, Inc. and Viasystems Group, Inc., both public companies. Mr. Stevens previously was a director of Medco Health Solutions, Inc., a public company, from 2006 until 2012 when it was acquired by Express Scripts Holding Company, and Thomas & Betts Corporation, a public company, from 2004 to 2012 when it was acquired by ABB Ltd. Mr. Stevens has served on our Board of Directors since 2004, longer than any of the other directors. With this experience, he brings valuable insight into our business and its development since 2004. In addition, Mr. Stevens has extensive experience serving as a chief executive officer, including as our interim chief executive officer from May 2011 until September 2011, and as a director in public companies, which we believe makes him well suited to lead our Board of Directors as our Board of Directors’ chairman.

Gary D. Blackford, age 57, has been one of our directors since 2008. From 2007 until February of 2015, Mr. Blackford served as Chairman of the Board of Directors and CEO of Universal Hospital Services, Inc., a public company. From 2001 to 2002, Mr. Blackford was Chief Executive Officer for Curative Health Services Inc., a public company. From 1999 to 2001, Mr. Blackford served as Chief Executive Officer for ShopforSchool, Inc. He was the Chief Operating Officer for Value Rx from 1995 to 1998 and the Chief Operating Officer and Chief Financial Officer of MedIntel Systems Corporation from 1993 to 1994. Mr. Blackford currently serves on the Board of Directors of Halyard Healthcare, Inc., a public company. Mr. Blackford also served on the board of directors of Compex Technologies, Inc., a public company, from 2005 until its acquisition by Encore Medical Corporation. Mr.

Blackford has served as a chief executive officer and director of a health care services company and has served as a director with other public companies in the healthcare industry. We believe his experience provides valuable insight into the market for our products, and his extensive experience leading healthcare companies contributes to the effectiveness of our Board of Directors.

Martin J. Emerson, age 51, has been one of our directors since 2006. Mr. Emerson currently serves as President, Chief Executive Officer, and Director of Galil Medical, a private medical device company. He was the President and Chief Executive Officer and a director of American Medical Systems Holdings, Inc., a medical device company, from 2005 to 2008, where he also served as the President and Chief Operating Officer from 2004 to 2005, the Executive Vice President of Global Sales and Marketing and Chief Operating Officer from 2003 to 2004, and a Vice President and the General Manager of International from 2000 to 2002. Mr. Emerson has over 23 years of experience in the medical device industry. He was the General Manager and Finance Director in Singapore for Boston Scientific Corporation from 1998 to 2000. Mr. Emerson was the Vice President and Regional Financial Officer in Singapore for MasterCard International Incorporated from 1997 to 1998. He also held management positions with Baxter International Inc. from 1985 to 1997, most recently as the Vice President of Finance of its Hospital Business division. Mr. Emerson is a director of Incisive Surgical, Inc., a private company, and Vascular Solutions, Inc., a public company. Mr. Emerson serves and has served as a director and chief executive officer of several medical device companies, which we believe allows him to contribute awareness of our industry. Mr. Emerson also has management experience with international operations of medical device and other companies, which allows him to provide guidance on our international operations.

Lawrence W. Hamilton, age 57, has been one of our directors since 2007. Mr. Hamilton served as the Senior Vice President, Human Resources at Tech Data Corporation, a distributor of information technology, from 1996 to 2006, and as the Vice President, Human Resources from 1993 to 1996. Mr. Hamilton served in a variety of human resource management positions with Bristol-Myers Squibb Company from 1985 to 1993, including Vice President, Human Resources and Administration at Linvatec Corp., an arthroscopic and endoscopic division of Bristol-Myers Squibb Company, from 1991 to 1993. Mr. Hamilton is a certified Senior Professional in Human Resources and recently received the Certified Compensation Professional designation from the American Compensation Association. Mr. Hamilton has significant management experience in human resources. We believe that Mr. Hamilton’s experience in managing employees and establishing compensation policies and guidelines provides us with a valuable resource for our compensation and human resources functions.

Ronald K. Labrum, age 58, has been one of our directors since February 9, 2011. Mr. Labrum currently serves an Operating Partner at Linden LLC, a healthcare focused private equity firm. From 2007 until 2012, Mr. Labrum served as Chief Executive Officer of Fenwal, Inc., a provider of technologies that support blood collection and transfusion medicine. From 2004 to 2006, Mr. Labrum served as the Chairman and Chief Executive Officer of Cardinal Health, Inc.’s Healthcare Supply Chain Services, representing medical surgical products distribution, pharmaceutical distribution, nuclear pharmacy services and the specialty distribution businesses of Cardinal Health, Inc. During 2004, Mr. Labrum served as Chairman and Chief Executive Officer of Integrated Provider Solutions and Cardinal Health and International, both divisions of Cardinal Health, Inc. Prior to 2004, Mr. Labrum served as executive vice president of Cardinal Health, Inc. and Group President of the Medical Products and Services segment. Mr. Labrum joined Cardinal Health in 1999 with the acquisition of Allegiance Healthcare Corporation where he was president of Manufacturing and Distribution. Mr. Labrum is Chairman of the board of Suture Express, director of Ortho Clinical Diagnostics and Great Basin Diagnostics. Mr. Labrum has served as chief executive officer of several medical product companies. We believe Mr. Labrum’s experience in leading medical device companies and supply chain services provides us a valuable strategic leadership resource and guidance in distribution operations.

John L. Miclot, age 56, has been one of our directors since 2007. Mr. Miclot currently serves as the President and Chief Executive Officer of LinguaFlex, Inc., a private company focused on technology related to sleep disorder breathing. Mr. Miclot was the Chief Executive Officer and a director at Tengion Inc., a publicly traded company that is focused on organ and cell regeneration, through December of 2014. Prior to joining Tengion Inc. in December 2011, Mr. Miclot was an executive in residence at Warburg Pincus. Prior to that, Mr. Miclot was the President and Chief Executive Officer of CCS Medical, Inc., a provider of products and services for patients with chronic diseases, from 2008 to 2010. Mr. Miclot was the President and Chief Executive Officer of Respironics, Inc., a provider of sleep and respiratory products, from 2003 until 2008. Mr. Miclot served in various positions at Respironics, Inc. from 1998 to 2003, including Chief

Strategic Officer and President of the Homecare Division. His previous employer, Healthdyne Technologies, Inc., a medical device company, was acquired by Respironics, Inc. in 1998. Mr. Miclot served as Healthdyne Technologies, Inc.’s Senior Vice President, Sales and Marketing, from 1995 to 1998. He began his medical career at DeRoyal Industries, Inc., Baxter International Inc., Ohmeda Medical, Inc. and Medix Inc. Mr. Miclot served as a director of ev3 Inc., a global endovascular device company, prior to the sale of the company in 2010. Currently, Mr. Miclot is a director of Dentsply International, a publicly traded company, chairman of the Board of Directors of Breathe Technologies, Inc., a private company, as well as a director of the Pittsburgh Zoo & PPG Aquarium, Burger King Cancer Caring Center and Central Catholic High School, all charitable and educational institutions. Mr. Miclot also serves on the advisory board of the University of Iowa Tippie College of Business. Mr. Miclot serves and has served as a chief executive officer of several medical device companies and Mr. Miclot’s deep knowledge of medical device companies provides us with insight into our business and markets.

Robert J. Palmisano, age 70, was elected director and appointed President and Chief Executive Officer by our Board of Directors on September 17, 2011. Prior to joining Wright, Mr. Palmisano served as President and Chief Executive Officer of ev3 Inc., a global endovascular device company, from April 2008 to July 2010, when it was acquired by Covidien plc. From 2003 to 2007, Mr. Palmisano was President and Chief Executive Officer of IntraLase Corp. Before joining IntraLase, Mr. Palmisano was President and Chief Executive Officer of MacroChem Corporation from 2001 to 2003. Mr. Palmisano currently serves on Providence College Board of Trustees. During the past five years, Mr. Palmisano previously served on the board of directors of Bausch & Lomb, a privately held company, and ev3 Inc., Osteotech, Inc. and Abbott Medical Optics, Inc., all public companies. Mr. Palmisano’s qualifications to serve on our Board of Directors include his experience serving on other public companies’ boards of directors and his extensive business knowledge working with other public companies in the medical device industry. As our Chief Executive Officer, we believe that Mr. Palmisano’s perspective into our business is an invaluable resource for our Board of Directors.

Amy S. Paul, age 63, has been one our directors since 2008. Ms. Paul retired in 2008 following a 26-year career with C.R. Bard, Inc., a medical device company, most recently serving as the Group Vice President-International since 2003. She served in various positions at C.R. Bard, Inc. from 1982 to 2003, including President of Bard Access Systems, Inc., President of Bard Endoscopic Technologies, Vice President and Business Manager of Bard Ventures, Vice President of Marketing of Bard Cardiopulmonary Division, Marketing Manager for Davol Inc., and Senior Product Manager for Davol Inc. Ms. Paul is a director of Derma Sciences, Inc., a publicly traded company, was a director of Viking Systems, Inc., a publicly traded company, until October 2012 when it was acquired by Conmed Corporation, was a commissioner of the Northwest Commission on Colleges and Universities from 2010 to 2013, and serves on the President’s Innovation Network at Westminster College. Ms. Paul has over three decades of experience in the medical device industry, having served in various executive roles with responsibilities that include international and divisional operations as well as marketing and sales functions. Ms. Paul also serves as a director of another public company in the healthcare industry. We believe that Ms. Paul’s executive and director experience in the medical device industry provides us with leadership in our most critical functions.

Robert J. Quillinan, age 67, has been one of our directors since 2006. Mr. Quillinan retired in 2003 following a 23-year career with Coherent, Inc., a leading supplier of lasers, precision optics, and related accessories used in commercial and scientific research applications. At Coherent, Inc., Mr. Quillinan served as Executive Vice President of Mergers and Acquisitions from 2002 to 2003, Executive Vice President and Chief Financial Officer from 1983 to 2002, Vice President and Treasurer from 1982 to 1983, and Corporate Controller from 1980 to 1982. He was the Director of Financial Services for Synertek, Inc. from 1978 to 1980 and an audit manager for Main, LaFrentz & Co. from 1971 to 1978. Mr. Quillinan was a director of Iverson Genetic Diagnostics, Inc., a private company, from 2009 to August 2010. Mr. Quillinan brings over 30 years of experience in accounting, audit, and related functions, including nearly twenty years as a chief financial officer of a public company. Mr. Quillinan’s experience preparing financial statements and SEC reports gives our Board of Directors and our Audit Committee, for which he is chairperson, expertise in financial reporting, including the establishment and review of internal controls over financial reporting.

Douglas G. Watson, age 70, is currently the Chief Executive Officer of Pittencrieff Glen Associates, a leadership and consulting firm that he founded in 1999. Prior to that, Mr. Watson served as President and Chief Executive Officer of Novartis Corporation (the U.S. subsidiary of Novartis A.G.), President and Chief Executive Officer of Ciba-Geigy Corporation (which merged into Novartis Corporation in December 1996), President of the Ciba Pharmaceuticals Division and Senior Vice President of Planning and Business Development of Ciba’s U.S. Pharmaceuticals Division. In all, Mr. Watson’s career with Novartis spanned 33 years, having joined Geigy (UK) Ltd. in 1966. Mr. Watson currently serves as chairman of the board of OraSure Technologies, Inc. and as chairman of the board of Dendreon Corporation, both public companies. Prior board memberships have included Delcath Systems, Inc., BioMimetic Therapeutics, Inc., Genta Incorporated, Javelin Pharmaceuticals, Inc., Engelhard Corporation and Summit Bank Corporation, all public companies, and Bionor Immuno AS and BZL Biologics Inc., both private companies. Mr. Watson has also served as a director of the American Liver Foundation and Freedom House Foundation, both charitable organizations. Mr. Watson has served as the chief executive officer of a life science company and a director of several public companies. In addition, Mr. Watson and his accounting background provide our Board of Directors with additional financial expertise. Further, as a past director of BioMimetic Therapeutics, Inc., Mr. Watson brings to our Board of Directors an institutional knowledge of BioMimetic’s products and operations as they are integrated into our own.

Executive Officers and Other Officers

The table below sets forth certain information concerning our executive officers and other officers as of March 31, 2015.

Name	Age	Position(s)
Executive Officers:
Robert J. Palmisano	70	President and Chief Executive Officer
Julie B. Andrews	44	Vice President and Chief Accounting Officer
Lance A. Berry	42	Senior Vice President and Chief Financial Officer
Robert P. Burrows	68	Senior Vice President, Operations
Peter S. Cooke	49	President, International
Kevin D. Cordell	49	President, U.S. Extremities
Pascal E.R. Girin	55	Executive Vice President and Chief Operating Officer
William L. Griffin, Jr.	66	Senior Vice President and General Manager, BioMimetic Therapeutics
James A. Lightman	57	Senior Vice President, General Counsel and Secretary
J. Wesley Porter	45	Senior Vice President, Chief Compliance Officer
Jason R. Senner	48	Senior Vice President, Chief Human Resources Officer
Julie D. Tracy	53	Senior Vice President, Chief Communications Officer
Jennifer S. Walker	47	Senior Vice President, Process Improvement
Other Officers:
W. Dean Morgan	48	Vice President, Tax and Treasury
John Raney	57	Vice President and Chief Information Officer

Robert J. Palmisano has been our President and Chief Executive Officer since September 17, 2011. Prior to joining us, Mr. Palmisano served as President and Chief Executive Officer of ev3 Inc., a global endovascular device company, from April 2008 to July 2010, when it was acquired by Covidien plc. From 2003 to 2007, Mr. Palmisano was President and Chief Executive Officer of IntraLase Corp. Before joining IntraLase, Mr. Palmisano was President and Chief Executive Officer of MacroChem Corporation from 2001 to 2003. Mr. Palmisano currently serves on the Providence College Board of Trustees. During the past five years, Mr. Palmisano previously served on the Board of Directors of Bausch & Lomb, a privately held company, and ev3 Inc., Osteotech, Inc., and Abbott Medical Optics, Inc., all public companies.

Julie B. Andrews has been our Vice President and Chief Accounting Officer since May 18, 2012. From February 1998 to May 2012, Ms. Andrews held numerous key financial positions with Medtronic, Inc. Most recently, Ms. Andrews served as Medtronic’s Vice President, Finance for their spinal and biologics business units. Ms. Andrews brings significant accounting, finance and business skills as well as global experience, having held positions in worldwide planning and analysis in Medtronic Sofamor Danek and in Medtronic’s spinal and biologics business. Prior to joining Medtronic, Ms. Andrews worked with Thomas & Betts Corporation in Memphis, Tennessee and Thomas Havey, LLP in Chicago, Illinois.

Lance A. Berry has been our Senior Vice President and Chief Financial Officer since 2009. He joined us in 2002, and, until his appointment as Chief Financial Officer, served as Vice President and Corporate Controller. Prior to joining us, Mr. Berry served as audit manager with the Memphis, Tennessee office of Arthur Andersen LLP from 1995 to 2002. Mr. Berry is a certified public accountant, inactive.

Robert P. Burrows has served as our Senior Vice President, Operations since August 2014. Prior to this, he served as the Managing Principal of The On-Point Group, a privately held logistics and supply chain consultancy, from July 1994 through July 2014. While at On-Point, Mr. Burrows led over 40 client engagements, most recently as an operations consultant overseeing the transition and expansion of our extremities and biologics manufacturing.

Peter S. Cooke has been our President, International since January 2014 and previously served as our Senior Vice President, International since January 2013. Prior to joining us, Mr. Cooke served as Vice President and General Manager, Vascular Therapies Emerging Markets for Covidien Public Limited Company from 2010 to January 2013. Prior to Covidien, Mr. Cooke served in various sales roles for ev3 Inc., including Vice President & General Manager, International from July 2008 to July 2010; Vice President, General Manager, International from November 2006 to June 2008; Vice President, Sales International from January 2005 until November 2006; and Regional Director Asia Pacific & China from February 2003 until January 2005. Prior to ev3, Mr. Cooke spent 11 years at Guidant Corporation, 3 years at Baxter Healthcare Corporation and 2 years at St. Jude Medical, Inc.

Kevin D. Cordell became our President, U.S. Extremities in September 2014. Prior to joining us, Mr. Cordell served as Vice President of Sales for the GI Solutions business at Covidien Public Limited Company, a leading global healthcare products company, from May 2012 to September 2014. While at Covidien, he also served as Vice President of Sales & Global Marketing for its Peripheral Vascular business from July 2010 to May 2012. He joined Covidien in July 2010 through the acquisition of ev3 Inc., where he served as Vice President of U.S. Sales from January 2009 to July 2010. Prior to ev3, Mr. Cordell served as Vice President, Global Sales of FoxHollow Technologies, Inc. from March 2007 to October 2007. Earlier in his career, Mr. Cordell also held various positions of increasing responsibility for Johnson & Johnson’s Cordis Cardiology and Centocor companies. Mr. Cordell received his bachelor’s degree in finance from the University of Oklahoma. He currently serves on the board of directors of TissueGen, Inc., a privately-held developer of biodegradable polymer technology for implantable drug delivery.

Pascal E.R. Girin was appointed to serve as our Executive Vice President and Chief Operating Officer on November 6, 2012. Prior to joining us, Mr. Girin served as President and Chief Executive Officer of Keystone Dental Inc. from February 2011 to June 2012. From October 2010 to February 2011, Mr. Girin served as Executive Vice President and Chief Operating Officer of Keystone Dental Inc. From July 2010 to September 2010, Mr. Girin served as Chief Operating Officer of ev3 Inc. following its acquisition by a wholly owned subsidiary of Covidien Group S.a.r.l. Prior to that time, Mr. Girin served as Executive Vice President and Chief Operating Officer of ev3 Inc. from January 2010 to July 2010, as Executive Vice President and President, Worldwide Neurovascular and International of ev3 Neurovascular Inc. from July 2008 to January 2010, as Senior Vice President and President, International of ev3 International from July 2005 to July 2008, and as General Manager, Europe of ev3 Inc. from September 2003 to July 2005. From September 1998 to August 2003, Mr. Girin served in various capacities at BioScience Europe Baxter Healthcare Corporation, most recently as Vice President. Mr. Girin received an engineering education at the French Ecole des Mines. From November 2010 until November 2, 2012, Mr. Girin had served as a director of Tornier, N.V., a publicly traded global medical device company, as well as a member of its Nominating, Corporate Governance and Compliance Committee

William L. Griffin, Jr. has been our Senior Vice President and General Manager, BioMimetic Therapeutics since March 2013. He served as our Senior Vice President, Global Operations from 2008 to March 2013. Prior to joining us, Mr. Griffin had global responsibility for all operations at Smith & Nephew, Inc. since 2002. From 1997 until 2002, he held positions at Johnson & Johnson Medical, including serving as its Vice President and General Manager. Mr. Griffin began his career in the medical device industry with Becton, Dickinson and Company where he spent 23 years with the final position of Vice President of Global Supply Chain Services.

James A. Lightman was appointed our Senior Vice President, General Counsel and Secretary on December 29, 2011. Prior to joining us, Mr. Lightman served in various legal and executive positions with Bausch & Lomb Incorporated. From February 2008 to November 2009, Mr. Lightman served as Vice President and Assistant General Counsel of Bausch & Lomb, and most recently held the position of Vice President, Global Sales Operations until August 2011. From June 2007 to February 2008, he served as Vice President and General Counsel of Eyeonics, Inc. Prior to joining Eyeonics, Mr. Lightman served as Senior Vice President and General Counsel of IntraLase Corp. from February 2005 to April 2007.

W. Dean Morgan became our Vice President, Tax and Treasury in October 2011. He previously served as the Director, Tax from 2003 to 2010 and Vice President, Tax from 2010 to 2011. Prior to joining us, Mr. Morgan was employed by Buckeye Technologies, Inc., a manufacturer and distributor of cellulose-based specialty products, and Arthur Andersen LLP. Mr. Morgan is a certified public accountant.

J. Wesley Porter was appointed Sr. Vice President, Chief Compliance Officer in October of 2014. He joined us as Vice President, Compliance in July of 2014. Prior to joining us, Mr. Porter served as Senior Corporate Counsel, Compliance, HIPAA and Reimbursement from April 2006 to May 2009 at Smith & Nephew, Inc. in Memphis. Additionally, Mr. Porter held the positions of Vice President, Ethics and Compliance from June 2009 to September 2012 at CareFusion Corp. and Vice President, Deputy Compliance Officer from September 2012 to February 2014 at Allergan, Inc.

John Raney became our Vice President and Chief Information Officer in March 2012. Prior to joining us, Mr. Raney served as Vice President, IT Strategy for Express Scripts, Inc. from May 2011 to March 2012, and served as Vice President, Corporate Systems and Data from April 2007 to May 2011. Before joining Express Scripts, Mr. Raney held senior level information technology positions with Metal Container Corporation (a subsidiary of Anheuser-Busch Inc.) from December 1990 to April 2001 and Anheuser-Busch Inc. from April 2001 to December 2005.

Jason R. Senner was appointed our Chief Human Resources Officer on January 15, 2014. Prior to joining us, Mr. Senner served as Division Vice President, Global Compensation, for Abbott Laboratories from January 2010 to October 2013. Prior to Abbott, Mr. Senner was Vice President, Total Rewards and HR Services, for Discover Financial Services from March 2007 to January 2010. Prior to Discover Financial Services, Mr. Senner held human resource positions at Acco Brands Corporation, Sears Holdings Corporation and RSM McGladrey Inc.

Julie D. Tracy was appointed our Senior Vice President, Chief Communications Officer in October 2011. Prior to joining us, Ms. Tracy most recently served as Chief Communications Officer for Epocrates, Inc. from March 2011 to October 2011. From January 2008 to July 2010, Ms. Tracy was Senior Vice President and Chief Communications Officer for ev3 Inc. Prior to ev3, Ms. Tracy held marketing and investor relations positions at Kyphon Inc. from January 2003 to November 2007 and Thoratec Corporation from January 1998 to January 2003.

Jennifer S. Walker became our Senior Vice President, Process Improvement in December 2011. Prior to this role, she had served as our Vice President & Corporate Controller since December 2009. Since joining our financial organization in 1993, she has also served as Assistant Controller, Director, Financial Reporting & Risk Management, Director, Corporate Tax & Risk Management and Tax Manager. Prior to joining us, Ms. Walker was a senior tax accountant with Arthur Andersen LLP. Ms. Walker is a certified public accountant.

Information About our Audit Committee

The Board of Directors has a separately designated standing Audit Committee. The Audit Committee is composed of three directors who are appointed by our Board of Directors upon the recommendation of the Nominating, Compliance and Governance Committee. The members of the Audit Committee are Robert J. Quillinan (chairperson), Gary D. Blackford and Martin J. Emerson, all of whom are independent as defined in Nasdaq’s listing standards and meet the independence criteria set forth in the SEC’s rules. Our Board of Directors has determined that each member of the Audit Committee is an audit committee financial expert as defined in the SEC’s regulations.

Code of Business Conduct

We have adopted a Code of Business Conduct, which applies to all of our directors, officers, employees and agents, as well as those of our subsidiaries. The Code of Business Conduct satisfies the SEC’s requirements for a “code of ethics” and Nasdaq’s requirements for a “code of conduct.” The Code of Business Conduct, which was revised by our Board of Directors on February 2012, is posted on our website at http://www.wmt.com/compliance. The information on our website, however, is not a part of this Amendment No. 1 on Form 10-K/A. The Code of Business Conduct may be waived for any director or officer only by our Board of Directors upon the recommendation of our Nominating, Compliance and Governance Committee and our ethics officer. Our Board of Directors has no present intention to permit any waiver of the Code of Business Conduct for any director or officer. We intend to make all required disclosures concerning amendments to, or waivers from, the Code of Business Conduct by posting such information on our website or by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and the beneficial owners of more than 10% of our registered equity securities (the reporting persons) file with the SEC initial reports of, and subsequent reports of changes in, their beneficial ownership of our equity securities. The reporting persons are required to furnish copies of all such Section 16(a) reports to us. Based solely on our review of the copies of such Section 16(a) reports and written representations from certain reporting persons furnished to us, we believe that the reporting persons complied with all applicable Section 16(a) filing requirements during 2014.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

In the following Compensation Discussion and Analysis, we describe the material elements of compensation awarded to our CEO, our chief financial officer, and our three other most highly compensated executive officers who were serving in such capacities on December 31, 2014 (collectively, our named executive officers). We focus primarily on the 2014 information contained in the tables and related footnotes and narrative under the heading “Executive Compensation” below, but also describe compensation actions taken during other periods to the extent it enhances the understanding of our executive compensation disclosure for 2014. In this discussion, we refer to each “named executive officer” identified in the tables as an “executive officer.”

The fundamental design of our executive compensation programs have remained substantially the same for several years. We believe our programs are effectively designed and working well in alignment with the interests of our stockholders and are instrumental to achieving our business strategy. In determining executive compensation for 2014, the Committee considered the stockholder support (88% approval) that the “Say-on-Pay” proposal received at our May 13, 2014 Annual Meeting of Stockholders. As a result, the Committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and will continue to consider stockholder concerns and feedback in the future.

General Philosophy. We compensate our executive officers through a mix of base salary, performance incentive awards, long-term equity incentives, and employee benefits and perquisites designed to:

•	attract and retain high caliber executive officers and motivate them to achieve superior performance for the benefit of our stockholders;

•	motivate our executive officers to achieve our key strategic and financial performance measures; and

•	incentivize the executive officers to increase our stock price and maximize stockholder value.

We believe that a portion of our executive officers’ compensation potential on an annual basis should be at risk based on our performance. If our performance does not meet the criteria established by the Committee, annual incentive compensation will be adjusted accordingly. The Committee oversees our general programs of compensation and benefits for all employees and determines the compensation of our executive officers and directors. Our compensation setting process consists of establishing (i) a base salary, (ii) a target level performance incentive, and (iii) long-term equity compensation for each executive officer. The Committee designs the performance incentive to reward executive officers for our performance through linking their compensation to certain financial measures, including revenue, operating income, cash flow and earnings targets, as well as certain other corporate objectives. We use equity-based awards, currently consisting of stock options and restricted stock, to firmly align such executive officers’ interests with those of our stockholders, and to provide the greatest long-term potential value to our executive officers, if superior stock price performance is attained.

The Compensation Committee reviews the targeted total compensation levels (i.e., the aggregate level of base salary, target annual incentive award opportunity, and cash and target long-term equity compensation) to ensure that each element of, and, in aggregate, total compensation, is: (i) competitive with similar compensation components and levels available to executive officers in similar positions at companies with which we may compete with in our business and for executive talent; (ii) aligned with the financial outcomes of our shareholders; and (iii) constructed to meaningfully motivate our executive officers to achieve superior performance. We also provide our executive officers with a variety of other benefits that we make available generally to all salaried employees.

The Role of the Compensation Committee. The Committee has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers. In determining the appropriate level of compensation, the Committee reviews a variety of sources to determine and set compensation.

CEO Compensation — The Committee reviews the performance and compensation for our CEO annually and recommends to our full Board of Directors any changes in base salary, recommended annual incentive award, and annual equity award. The overview and recommendation of the Committee is presented at a Board meeting following a Compensation Committee meeting, where the recommendation is deliberated upon and the final compensation amounts determined. With respect to equity compensation awarded to our CEO, the Committee grants options and/or restricted stock in an amount based generally upon levels comparable with CEOs of our peer group companies.

Other Executive Officers — The Committee also reviews the performance and compensation of each of our other executive officers. Our CEO assists the Committee by providing an overview of each officer’s individual performance and recommendations regarding the compensation of each officer. Each executive officer participates in an annual performance review with the CEO to provide input about the executive officer’s contributions to our success for the period being assessed. The overview and recommendation of our CEO is presented at a meeting of the Committee, where the recommendation is deliberated upon and the final compensation amounts determined by the Committee. With respect to equity compensation awarded to executive officers other than the CEO, the Committee grants options and/or restricted stock in an amount based generally upon the pay grade of the executive, which is established by comparison to our peer group of companies. These amounts may be adjusted, upward or downward, by the Committee.

The Committee has the power and authority to hire outside advisors or consultants to assist the Committee in fulfilling its responsibilities. In 2014, the Committee selected an independent compensation consultant, Compensation Strategies, to review the overall executive compensation programs, including benchmarking of total compensation, review of program design and peer group makeup going forward. Compensation Strategies reports directly and solely to the Committee. Compensation Strategies exclusively provides executive compensation consulting services and does not provide any other services to the Company. The Committee regularly reviews the current engagements and the objectivity and independence of the advice that Compensation Strategies provides to the Committee on executive compensation. The Committee assessed the independence of Compensation Strategies pursuant to the applicable rules and concluded that Compensation Strategies’ work did not raise any conflict of interest that would prevent it from independently representing the Committee.

Our executive compensation decisions are congruent with Sections 162(m) and 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and compensation charges under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 718, Compensation—Stock Compensation. However, the Committee from time-to-time may approve payment of compensation that does not qualify for the exclusion from the limitation on deductibility of Section 162(m) if the Committee determines that such payments are consistent with our overall objective to attract, motivate, and retain our executive officers.

Total Compensation. The total compensation package offered to each executive officer is comprised of four elements, which are described in more detail below:

•	base salary;

•	performance incentive bonus (cash and/or equity based);

•	long-term equity incentive awards; and

•	employee benefits and perquisites.

It is the Committee’s goal that the total compensation levels of our executive officers be approximately between the 50th and 75th percentile of the total compensation levels in effect for comparable executive officers positions at our peer group companies.

In allocating compensation across these elements, the Committee does not follow any strict policy or guidelines. To determine whether our executive compensation is comparable to our competitors and other companies with similar metrics, the Committee compares the compensation of executive officers at similar companies, taking into consideration the company’s size, industry, and geographic locality, as well as, the comparable named executive officer’s level of responsibility and years of experience. When benchmarking compensation levels for each element of compensation for our CEO and other executive officers, the Committee generally relies on data derived from commonly accepted executive compensation valuation techniques, including the use of regression analysis to adjust for company size. The criteria used to select companies similar to us include companies: (i) in the medical equipment and device industry; (ii) with revenues between $205 million and $3.3 billion; (iii) whose current market value is between $145 million and $15.4 billion; and (iv) whose number of employees is between 450 and 13,900. These companies are considered generally comparable to us and are a reasonable comparison for individuals that could fill executive positions that have similar skills and background to those we recruit. The comparative data that we used in reviewing executive officer compensation was provided by Compensation Strategies. The list of such companies is comprised of the following companies based on information available at the time of the compensation review:

Name (Symbol)	Revenues (in millions)(1)	Market Cap (in millions)(2)	Number of Employees(1)
Alphatec Holdings, Inc. (ATEC)	207	145	450
AngioDynamics, Inc. (ANGO)	354	637	1,300
ArthroCare Corporation (ARTC)	378	1,372	1,840
C. R. Bard, Inc. (BCR)	3,324	12,428	13,900
Conmed Corporation (CNMD)	740	1,392	3,500
The Cooper Companies, Inc. (COO)	1,718	9,026	9,460
Edwards Lifesciences Corporation (EW)	2,323	15,363	9,100
Exactech, Inc. (EXAC)	248	357	642
Greatbatch, Inc. (GB)	688	1,467	3,690
Haemonetics Corporation (HAE)	939	2,338	3,782
Hanger, Inc. (HGR)	1,046	801	4,800
Insulet Corporation (PODD)	289	1,883	519
Integra LifeSciences Holding Corp. (IART)	928	2,021	3,400
Masimo Corporation (MASI)	587	1,735	3,600
NuVasive (NUVA)	762	2,214	1,500
Orthofix International, NV (OFIX)	398	673	889
ResMed Inc. (RMD)	1,555	10,061	4,100
RTI Surgical, Inc. (RTIX)	263	282	1,102
The Spectranetics Corporation (SPNC)	205	1,466	753
Teleflex Incorporated (TFX)	1,840	5,008	11,700
Thoratec Corporation (THOR)	478	2,249	1,048
Tornier N.V. (TRNX)	345	1,284	1,121
Wright Medical Group, Inc. (WMGI)	298	1,325	1,180

(1)	Information obtained from each companies’ annual report on Form 10-K for the year ended December 31, 2014, except for (i) AngioDynamics, Inc. (ANGO) which was obtained from Form 10-K/A data for the year ended May 31, 2014; (ii) ArthroCare Corporation (ARTC) which was obtained from Form 10-K data for the year ended January 31, 2013; (iii) The Cooper Companies, Inc. (COO) which was obtained from Form 10-K data for the year ended October 31, 2014; (iv) Greatbatch, Inc. (GB) which was obtained from Form 10-K data for the year ended January 2, 2015; (v) Haemonetics Corporation (HAE) data which was obtained from Form 10-K data for the year ended March 29, 2014; (vi) Hanger, Inc. (HGR) which was obtained from Form 10-K data for the year ended December 31, 2013; (vii) Masimo Corporation (MASI) which was obtained from Form 10-K data for the year ended January 3, 2015; (viii) Orthofix International, NV (OFIX) which was obtained from Form 10-K/A data for the year ended December 31, 2013; (ix) RedMed Inc. (RMD) which was obtained from Form 10-K data for the year ended June 30, 2014; (x) Thoratec Corporation (THOR) which was obtained from Form 10-K data for the year ended January 3, 2015; and (xi) Tornier N.V. (TRNX) which was obtained from Form 10-K data for the year ended December 28, 2014.

(2)	Market capitalization was determined as of the close of trading on March 31, 2015.

We review in detail those individuals for whom compensation information is required to be publicly disclosed. Per the requirements of the SEC, this is typically the CEO, CFO, and the three other most highly compensated executive officers. Generally, this correlates to our CEO, Senior Vice President and Chief Financial Officer (CFO), and certain other executive officers, which may change from year to year.

The overall result of this review provides the starting point for the annual compensation analysis. The Committee looks more extensively at a number of other factors, including the total compensation, the mean, minimum, and maximum for each executive officer position. The Committee strongly believes in retaining the best talent among our executive management team.

The Committee believes that the compensation of our executive officers—those having the greatest ability to influence our performance—should include a significant portion of performance-based incentive compensation, while other levels of management should receive a greater portion of their compensation in base salary, commensurate with their respective position and reflective of market practice. The Committee’s review of the comparable companies chosen, although each had a different compensation structure, indicated that all appear to provide their executive officers with average base salaries of approximately 20% to 45% of overall compensation, average targeted bonus compensation of up to 25% of overall compensation and average equity compensation of approximately 35% to 60% of overall compensation.

During 2011, we entered into an employment agreement with our current President and Chief Executive Officer, Robert J. Palmisano. The term of Mr. Palmisano’s agreement began on September 17, 2011, and is subject to the automatic annual renewal provision described below and to earlier termination under certain circumstances. Commencing on September 17, 2013 and on each anniversary of the effective date thereafter, the term of Mr. Palmisano’s agreement will automatically extend for an additional one-year period, unless at least thirty days prior to such date, either party gives notice of non-extension to the other.

It is our practice to enter into separation pay agreements with each of our executive officers, as is common practice in our industry and more broadly across all industries. Each of our executive officers has separation pay agreement, including Messrs. Senner and Cordell who entered into their separation pay agreements upon commencement of their employments. Commencing on the second anniversary of the effective date and each anniversary of the effective date thereafter, the term of each separation pay agreement will automatically extend for an additional one-year period, unless at least ninety days prior to such date, either party gives notice of non-extension to the other.

Base Salaries. We seek to provide our executive officers with a level of assured cash compensation in the form of base salary to compensate them for the services they provide and their level of professional experience and knowledge. The Committee reviews executive officer compensation annually. In establishing base salaries, the Committee seeks relevant compensation information, including: (i) scope of the position; (ii) responsibilities of the position; (iii) experience and length of service with us, the industry, and the community; (iv) effort and performance; (v) team building skills; (vi) observance of our ethics and compliance programs; (vii) salaries paid by competitive companies to officers in similar positions; and (viii) overall macroeconomic trends. The Committee considers the input of the CEO with respect to the base salaries of our other executive officers. Increases in base salary from year to year are based upon the performance and relevant experience of the executive officers, comparisons of our compensation to our competitors’ compensation for similar positions and responsibilities, as well as relevant economic market considerations, as assessed, reviewed and approved by the Committee. The Committee assesses these factors with respect to the CEO. The Committee recommends the compensation of the CEO for approval by the independent directors of our Board of Directors. The Committee estimates that we provide our named executive officers with average base salaries of approximately 20% to 45% of target total compensation. The Committee estimates that the total compensation levels of our executive officers range between the 45th and 80th percentile for comparable executive positions at companies in our peer group. Our executive officers have a significant level of valuable industry specific knowledge and experience. We believe they are a key factor in our present and future success.

An employment agreement established the initial base salary of Mr. Palmisano and provides that the Committee will review compensation annually and may make such increases in base salary as are merited based on the executive officer’s performance and as are consistent with our compensation policies. The base salaries of our other executive officers are set annually by the Committee, typically effective April 1. With respect to the annual merit increases in base salary, such officers are given the opportunity to elect to take their respective salary increase in the form of equity grants with an aggregate fair market value equal to their respective salary increase. The base salaries of our executive officers are set forth below.

Name	Annual Base Salary as of January 1, 2014	Annual Base Salary as of April 1, 2014
Robert J. Palmisano	$750,000	$750,000
Lance A. Berry (1)	340,000	340,000
Pascal E.R. Girin	500,000	500,000
Kevin D. Cordell (2)	N/A	N/A
Jason R. Senner (3)	N/A	310,000

(1)	Mr. Berry’s annual base salary was increased to $375,000 effective July 24, 2014 to bring his salary to the approximate median of base salaries for similar roles at peer companies.
(2)	Mr. Cordell began his employment with us on September 29, 2014 with an annual base salary of $375,000.
(3)	Mr. Senner began his employment with us on January 15, 2014 with an annual base salary of $310,000.

Performance Incentive Awards. The Compensation Committee of our Board of Directors adopted the Amended and Restated 2010 Executive Performance Incentive Plan (Performance Incentive Plan) in March 2013. Our stockholders approved the material terms of the Performance Incentive Plan at our 2013 Annual Meeting of Stockholders. The Compensation Committee of our Board of Directors administers the Performance Incentive Plan. During 2014, each of Messrs. Palmisano, Berry, Girin, and Senner were eligible to participate in the Performance Incentive Plan. Since Mr. Cordell’s employment did not begin with us until September 29, 2014, he was not eligible to participate in the in the Performance Incentive Plan in 2014. Under the Performance Incentive Plan, the Committee must establish performance goals based upon performance measures such as sales revenue, operating income before or after taxes, net income before or after taxes, net income before securities transactions, net or operating income excluding non-recurring charges, return on assets, return on equity, return on capital, market share, earnings per share, cash flow, revenue, revenue growth, expenses, stock price, dividends, total stockholder return, price/earnings ratio, market capitalization, book value, product quality, customer retention, unit sales, strategic business objectives or any other performance measure (including, for example, objectives tied to safety, quality, compliance and standards of behavior) deemed appropriate by the Committee in its discretion. The target performance bonus is stated as a percentage of base salary for each participant and represents the award that a participant will receive if all performance goals for each performance measure are met or exceeded. Partial payments of the target performance bonus may be paid only if minimum performance thresholds are achieved. A participant may not be paid for performance below the minimum performance threshold of any component of the performance measures. If the target performance goals for a performance year are exceeded, the Committee may pay a bonus in excess of the target performance bonus. However, no participant may be paid an amount, in cash and/or common stock, which exceeds twice the target performance bonus. In no event may any payment under the Performance Incentive Plan to a participant exceed $1,500,000 for any performance year.

For 2014, the Committee established certain objectives for adjusted revenue from continuing operations, adjusted EBITDA from continuing operations, and adjusted gross margin from continuing operations. Each executive officer’s bonus payment under the Performance Incentive Plan was determined by multiplying the executive officer’s target bonus amount (the executive officer’s incentive target times the executive officer’s base salary) for the year by a payout percentage determined based on the achievement of corporate financial performance goals and personal goals, to the extent applicable. The Committee, in its sole and absolute discretion, may determine that the amount of an executive officer’s actual performance incentive bonus is less than the amount earned by the executive officer under the Performance Incentive Plan. The amount of the performance incentive bonus payable to an executive officer may vary from zero to 200% of the executive officer’s annual target.

We provide our executive officers with targeted bonus compensation of 45% to 100%, as shown in the table below. These levels were determined based on peer company data and reviewed against competitors.

For 2014, the Committee established the following targeted bonus levels for our executive officers:

Position	2014 Target Bonus (% of base salary)
Robert J. Palmisano	100%
Lance A. Berry	60%
Pascal E.R. Girin	75%
Kevin D. Cordell (1)	N/A
Jason R. Senner	45%

(1)	Since Mr. Cordell’s began his employment with us on September 29, 2014, he was not eligible to participate in the in the Performance Incentive Plan in 2014.

Our executive officers have performance measures for their incentive bonuses based upon corporate objectives that are described in the table below.

	2014 Weight
Bonus Objective	Messrs. Palmisano, Girin & Berry	Mr. Senner(1)
Adjusted Revenue from Continuing Operations(2)	50.0%	37.5%
Adjusted EBITDA from Continuing Operations(3)	25.0%	18.75%
Adjusted Gross Margin from Continuing Operations(4)	25.0%	18.75%
Other Annual Performance Goals	N/A	25.0%

(1)	The Other Annual Financial Performance Goals of Mr. Senner, for 2014, were based on meeting certain strategic objectives for the Human Resources function, including improvement in employee satisfaction scores, process improvements, and other strategic goals. Each of these goals was met at target.

(2)	This performance measure and the others provided in this table are calculated using non-GAAP measures, which we believe provide meaningful supplemental information regarding our core operational performance. For the purposes of non-GAAP reconciliation, Adjusted Revenue from Continuing Operations is calculated by excluding (a) the difference in foreign currency to a plan rate and (b) the impact of the Solana and OrthoPro acquisition.

(3)	For the purposes of non-GAAP reconciliation, Adjusted EBITDA from Continuing Operations is calculated by excluding (a) non-cash stock-based compensation expense, (b) other expense (income), net, (c) non-cash inventory step-up amortization, (d) distributor conversion costs and amortization of distributor non-competes, (e) due diligence, transaction, and transition costs associated with acquisitions, (f) patent dispute settlement costs, and (g) the impact of costs associated with management changes.

(4)	For the purposes of non-GAAP reconciliation, Adjusted Gross Margin from Continuing Operations is calculated by excluding non-cash inventory step-up amortization.

The Compensation Committee selected these criteria as it believes these measurement criteria were best aligned with goals related to long-term total stockholder return.

The percentage of the target bonus earned by bonus objective was based on the following performance levels:

Performance Levels	Percent of Target Bonus Earned
Minimum	0%
Threshold	50.1% to 99.9%
Target	100%
Above Target	100.1% to 150%
High	150.1% to 200%

In setting threshold, target, above target and high performance achievement levels, the Committee considers past performance, market conditions, and the financial, strategic, and operational plans presented by management. When setting the target performance levels for the year, the Committee seeks to ensure that at- or above-market performance is the goal. For above target performance levels, the achievement levels require “stretch” performance by the management team to achieve this level of performance. At the threshold level, targets may be set on a steeper slope than at the above target/high categories, so that missed target performance may result in more rapidly declining bonus opportunity, and below the threshold level, generally no bonus is paid for that performance level.

The performance levels of each bonus objective achieved for 2014 were based on the following:

Performance Levels	Adjusted Revenue from Continuing Operations	Adjusted EBITDA from Continuing Operations	Adjusted Gross Margin from Continuing Operations
Minimum	< $307,700,000	< $(21,100,000)	<76.30%

Threshold	$307,700,001 to $317,199,999	$(21,100,000) to $(14,100,001)	76.30% to 77.29%

Target	$317,200,000	$(14,100,000)	77.30%

Above Target	$317,200,001 to $326,700,000	$(14,099,999) to $(5,500,000)	77.31% to 78.80%

High	$326,700,001 to $364,800,000	$(5,499,999) to $16,000,000	78.81% to 80.70%

For 2014, Adjusted Revenue from Continuing Operations was approximately $298,027,000, Adjusted EBITDA from Continuing Operations was approximately $(24,431,000), and Adjusted Gross Margin from Continuing Operations was approximately 75.95%. The Committee determined that each of the goals was not met. Additionally, the Committee determined that Mr. Senner achieved his respective other annual performance goals. As such, the performance incentive bonus earned by our executive officers in 2014 under the Performance Incentive Plan is set forth in the following table.

Name	Performance Incentive Bonus		Percent of 2014 Target Bonus
Robert J. Palmisano		$0	0%
Lance A. Berry		$0	0%
Pascal E.R. Girin		$0	0%
Kevin D. Cordell (1)	$	N/A	N/A
Jason R. Senner		$34,875	25%

(1)	Since Mr. Cordell’s began his employment with us on September 29, 2014, he was not eligible to participate in the in the Performance Incentive Plan in 2014.

Long-Term Equity Incentive Awards. Long-term incentives comprise the largest portion of each executive officer’s compensation package, consistent with our philosophy and principles discussed above. The Committee’s objective is to provide executive officers with long-term incentive award opportunities that are between the 50th and 75th percentile of executive officers in comparable positions at companies in our peer group. The Committee estimates that the target long-term equity incentive compensation levels of our named executive officers range between the 45th and 80th percentile for comparable executive officer positions at companies in our peer group.

Through the grant of these equity incentives, we seek to align the long-term interests of our executive officers with the long-term interests of our stockholders by creating a strong and direct linkage between compensation and long-term stockholder return. We may grant long-term, equity-based incentive awards to our executive officers under our Second Amended and Restated 2009 Equity Incentive Plan (Equity Incentive Plan). The Committee administers the Equity Incentive Plan. Under the Equity Incentive Plan, we may grant awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and stock bonuses. Based on an assessment of factors, which include the competitive level of awards made by the peer companies, issues related to retention of key talent and the equity value of prior grants, the Committee grants awards in an amount based generally upon the pay grade of the executive, which is intended to provide an adequate incentive for the performance and retention of the executive.

The Committee grants shares of restricted stock or restricted stock units and options to purchase shares of common stock to closely align the interests of executive officers with those of our stockholders. Stock options may be issued to executive officers upon starting employment, in other special situations, and as part of their annual compensation. To encourage retention, stock options may be granted with a vesting period of one or more years. The Committee has taken the position that stock options should be granted with an exercise price that is equal to the fair market value of the common stock on the grant date, calculated as the closing price per share of stock on the trading day immediately prior to the grant date. The actual value of stock option compensation, therefore, depends on the market value of the common stock increasing after the grant date. In the future, we may issue other forms of equity compensation allowed under the Equity Incentive Plan.

The Committee has adopted a general policy related to equity awards under which: (i) non-performance based awards will not fully vest prior to a minimum of three years (including cliff-vesting awards) and there will be a minimum performance period of one year for performance based awards; (ii) the Committee will not waive vesting periods for any awards except in the case of death, disability, retirement or change in control; and (iii) the above restrictions will apply to a total of 90% of the shares of common stock authorized under the Equity Incentive Plan.

Guidelines for the number of restricted stock awards and stock options granted to each executive officer are determined using a procedure approved by the Committee based upon several factors, including the executive officer’s level of responsibility, salary grade, performance, and the value of the stock at the time of grant. With the exception of promotions and new hires, we generally grant these awards effective as of the date of our annual meeting of stockholders. This timing enables us to consider our prior performance as well as the performance of the potential recipients, and our expectations for the current year. Also, it follows our annual performance evaluations. The awards also are made as early as practicable in the year in order to optimize the time-period for the incentives associated with the awards. The Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. For 2014, we granted restricted stock and stock options with a grant date value of approximately 342% of Mr. Palmisano’s base salary, approximately 190% of Mr. Girin’s base salary, approximately 102% of Mr. Berry’s base salary, approximately 171% of the base salary of Mr. Cordell, and approximately 296% of the base salary of Mr. Senner. The awards for Messrs. Cordell and Senner were primarily attributable to their initial grants, which were negotiated to attract them to join us. A typical annual grant would be approximately 100% and 75% of Mr. Cordell’s and Mr. Senner’s base salary, respectively.

The benchmark for these grants is the average level of annual restricted stock awards and stock option grants for similar positions at our peer group companies, adjusted using the above factors and taking into consideration such equivalency factors as our number of shares outstanding and market capitalization, compared to the peer group companies.

Each restricted stock award allows the executive officer to acquire unrestricted ownership of shares of common stock upon vesting. Each stock option allows the executive officer to acquire shares of common stock at the fair market value on the grant date over a specified period of time, up to ten years. Stock option awards will provide a return to the executive officer only if the market price of the shares appreciates over the term of the award.

In 2009, our Board of Directors adopted Executive Officer Stock Ownership Guidelines, which require our executive officers to acquire and hold shares of common stock equal in value to a multiple of their annual base salary. Our Board of Directors and the Committee generally encourage our executive officers to have a financial stake in us to align the interests of our stockholders and management, and view restricted stock awards and stock options as a means of furthering this goal. The guidelines are described in the heading “Executive Officer Stock Ownership Guidelines” below.

To address stockholders’ potential concerns regarding the number of options, restricted shares and restricted stock units we grant in a given year, the Committee adopted a cap on the number of options, restricted stock and restricted stock unit awards granted for the three years beginning January 1, 2013. During this period, we will not grant a number of shares subject to awards under our Equity Incentive Plan to employees and non-employee directors that exceed 5.09% of our weighted common shares outstanding, which percentage is the 2013 Institutional Shareholder Services (ISS) burn rate threshold percentage for our GICS peer group (3510-Health Care Equipment & Services). This limitation does not apply to awards under plans assumed in acquisitions, or awards subject to performance vesting or issuances under tax-qualified employee stock purchase plans. Solely for the purposes of calculating the “burn rate,” each stock option will be counted once, and each share subject to restricted stock or restricted stock unit will be counted twice (equivalent to two shares).

The long-term equity incentive awards granted in 2014 to each of our executive officers is set forth below. All of the long-term equity incentive awards shown below were granted pursuant to our Equity Incentive Plan.

Name	Number of Options Granted	Grant Date Fair Value of Options Granted	Number of Shares of Restricted Stock Granted	Grant Date Fair Value of Restricted Stock Granted
Robert J. Palmisano	133,284	$1,312,308	41,847	$1,253,318
Lance A. Berry	17,715	173,396	6,997	210,786
Pascal E.R. Girin	45,591	446,249	16,801	504,992
Kevin D. Cordell	33,589	349,876	8,065	250,015
Jason R. Senner	71,648	801,828	3,881	116,236

The Committee estimates that we provide our named executive officers with target equity compensation of approximately 34% to 60% of total compensation.

Other Elements of Compensation and Perquisites. In order to attract and retain employees while paying market levels of compensation, we provide our executive officers the following benefits and perks.

Medical Insurance. We provide to each executive officer and the executive officer’s spouse and children such health, dental, and vision insurance coverage as we may from time to time make available to our other employees. We pay a portion of the premiums for this insurance for all employees.

Life and Disability Insurance. We provide to each executive officer such life and/or disability insurance, as we, in our sole discretion, may from time to time make available to our other executive employees of the same level of employment.

Housing Allowance & Relocation Costs. In order to attract and retain management talent, we provide relocation benefits, including a housing allowance, to certain executive officers upon their employment with us. The allowance is intended to partially defray the additional cost of housing while the employee relocates as well as actual expenses related to the sale and purchase of a home, household moving expenses and similar related items. We provide the same relocation benefits to all senior management employees. We gross up certain of these relocation benefits because such benefits result in taxable income to relocating executive officers.

Defined Contribution Plan. We, and our designated affiliates, offer a Section 401(k) Savings/Retirement Plan (401(k) Plan), a tax-qualified retirement plan, to our eligible employees. Our 401(k) Plan permits eligible employees to defer from 1% to 100% of their annual eligible compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. Subject to certain limitations imposed by the Code, we currently match 100% on the first 2% of our employee’s contributions to the 401(k) Plan and 50% on the next 2% of our employee’s contributions to the 401(k) Plan.

Stock Purchase Plan. Our Amended and Restated 2002 Employee Stock Purchase Plan (ESPP), which qualifies under Section 423 of the Code, permits participants to purchase our common stock on favorable terms. ESPP participants are granted a purchase right to acquire shares of common stock at a price that is 85% of the stock price on either the first day of the plan period or the stock price on the last day of the plan period, whichever is lower. The purchase dates occur on the last business day of June and December of each year. To pay for the shares, each participant may authorize periodic payroll deductions from their cash compensation, subject to certain limitations imposed by the Code. All payroll deductions collected from the participant in a period are automatically applied to the purchase of common stock on that period’s purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date. Shares of stock purchased pursuant to the ESPP are generally subject to a holding period of eighteen months after such stock is purchased, during which time the shares may not be sold, exchanged, pledged, hypothecated, or otherwise transferred, except in the case of demonstrated financial emergency.

Other. We make available certain other perquisites or fringe benefits to certain executive officers, such as travel insurance, airline club dues, professional society dues, reimbursement of financial planning, and insurance.

Severance Benefits. We believe that companies should provide their executive officers with reasonable severance benefits, which should reflect the fact that it may be difficult for them to find comparable employment within a short period of time, that the executive officers will be better able to focus on their respective duties without the worry and uncertainty related to being terminated, and that executive officers’ interests should be aligned with our stockholders’ interests in connection with a potential change in control. Further, severance benefits help clarify what will happen in the event of our executive officers’ termination from employment. To that end, we have entered into separation pay agreements with each of our executive officers. The term of each separation pay agreement continues until its third anniversary and, commencing on the second anniversary of the effective date, each separation pay agreement will automatically renew for additional one year periods unless we or the executive officer provide notice of termination of the separation pay agreement.

Our employment agreement with Mr. Palmisano also included a provision for separation pay. Under all employment agreements and separation pay agreements, in the event that the executive officer is terminated for cause or the executive officer terminates employment other than for good reason we shall have no obligations other than payment of accrued obligations described below. In the event of an involuntary termination of Messrs. Palmisano, Berry, Girin, Cordell or Senner, other than for cause, we will be obligated to pay a separation payment and accrued obligations and provide benefits to the executive officer as described below pursuant to the separation pay agreements or Mr. Palmisano’s employment agreement, as applicable.

•	Accrued Obligations. Under the separation pay agreements, accrued obligations include (i) any accrued base salary through the date of termination, (ii) any annual cash incentive compensation awards earned but not yet paid, (iii) the value of any accrued vacation, (iv) reimbursement for any unreimbursed business expenses, and, (v) only in the case of an involuntary termination after a change in control or a termination at any time by reason of death, an annual incentive payment at target for the year that includes the date of termination, prorated for the portion of the year that the executive officer was employed. Under Mr. Palmisano’s employment agreement, Mr. Palmisano has the right to receive the accrued obligations specified in clauses (i) through (iv) above, his target annual incentive for the year, whether or not termination is made upon a change in control, and a monthly amount equal to the monthly rental payment under a housing lease until its expiration.

•	Separation Payment upon Involuntary Termination or Resignation for Good Reason Prior to Change in Control and After the Change in Control Protection Period Expires. The total separation payment for Messrs. Berry, Girin, Cordell and Senner, prior to a change in control or after the change in control protection period expires, is the amount equal to the sum of (i) the executive’s then current annual base salary plus (ii) the executive’s then current annual target bonus; provided that if the executive’s annual base salary or target bonus has been reduced during the sixty day period prior to the separation, then for purposes of the separation payment calculation, the higher figure will be used. Half of the total separation payment amount will be payable at or within a reasonable time after the date of termination. The remaining half of the total separation payment amount will be payable in installments beginning six months after the date of termination, with a final installment of the balance of the remaining half of the total separation payment to be made on or before March 15 of the calendar year following the year of termination. The total separation payment for Mr. Palmisano is the amount equal to 48 months multiplied by his monthly base salary. The separation payment, as applicable, will be paid to Mr. Palmisano in a lump sum, less all applicable taxes withheld, on the 60th day following the date of termination.

•	Separation Payment upon Involuntary Termination or Resignation for Good Reason in Connection with and after a Change in Control. The total separation payment for Messrs. Berry, Girin, Cordell and Senner, following a change in control and before the change in control protection period expires, is the amount equal to two times (2x) the sum of (i) the executive’s then current annual base salary plus (ii) the executive’s then current annual target bonus; provided that if the executive’s annual base salary or target bonus has been reduced during the sixty day period prior to the separation, then for purposes of the separation payment calculation, the higher figure will be used. Half of the total separation payment amount will be payable at or within a reasonable time after the date of termination. The remaining half of the total separation payment amount will be payable in installments beginning six months after the date of termination, with a final installment of the balance of the remaining half of the total separation payment to be made on or before March 15 of the calendar year following the year of termination. The total separation payment for Mr. Palmisano is the amount equal to 72 months multiplied by his monthly base salary, in the event Mr. Palmisano is terminated in connection with a change in control. The separation payment, as applicable, will be paid to Mr. Palmisano in a lump sum, less all applicable taxes withheld, on the 60th day following the date of termination.

•	Benefits upon Involuntary Termination or Resignation for Good Reason Prior to Change in Control and After the Change in Control Protection Period Expires. Messrs. Berry, Girin, Cordell and Senner pursuant to the terms of their respective separation pay agreements, will also receive benefits that include (i) health and dental coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA), which we must pay for a period of up to 12 months, (ii) outplacement assistance for a period of 12 months, subject to termination if the executive officer accepts employment with another employer, (iii) financial planning services for a period of 12 months, (iv) payment to continue insurance coverage equal to the annual supplemental executive officer insurance benefit provided to the executive officer prior to the date of termination, and (v) reasonable attorneys’ fees and expenses if any such fees or expenses are incurred to recover benefits rightfully owed under the separation pay agreement.

•	Benefits upon Involuntary Termination or Resignation for Good Reason in Connection with and after a Change in Control. Messrs. Berry, Girin, Cordell and Senner pursuant to the terms of their respective separation pay agreements, will also receive benefits that include (i) health and dental coverage under COBRA, which we must pay for a period of up to 18 months, (ii) outplacement assistance for a period of two years, subject to termination if the executive officer accepts employment with another employer, (iii) financial planning services for a period of two years, (iv) payment to continue insurance coverage equal to twice the annual supplemental executive officer insurance benefit provided to the executive officer prior to the date of termination, and (v) reasonable attorneys’ fees and expenses if any such fees or expenses are incurred to recover benefits rightfully owed under the separation pay agreement.

•	Benefits upon Involuntary Termination or Resignation for Good Reason for Mr. Palmisano. Mr. Palmisano, whether or not paid in connection with a change in control, is entitled to receive (i) health and dental coverage under COBRA, which we must pay for a period of up to 12 months, (ii) outplacement assistance for a period of 12 months, subject to termination if the executive officer accepts employment with another employer, (iii) financial planning services for a period of 12 months, and (iv) reasonable attorneys’ fees and expenses if any such fees or expenses are incurred to enforce the separation pay agreement. If Mr. Palmisano has elected to obtain medical insurance personally, then, instead of receiving the COBRA benefits described in clause (i) above, he would continue to receive reimbursement of insurance premiums for a period of 12 months.

Pursuant to the separation pay agreements and the employment agreement with Mr. Palmisano, involuntary termination will occur if we terminate the employment of the executive officer other than for cause, disability, voluntary retirement or death of the executive officer or if the executive officer resigns for good reason. A termination of the executive officer before a change in control by reason of the executive officer’s retirement on or after age 65 does not constitute an involuntary termination.

The definition of cause under the separation pay agreements includes (i) willful failure of the executive officer to substantially perform the executive officer’s duties that amounts to an intentional and extended neglect of the executive officer’s duties, (ii) only prior to a change in control, continued, documented poor performance after giving the executive officer sufficient time to improve, (iii) the determination by our Board of Directors that the executive officer has engaged or is about to engage in conduct materially injurious to us, (iv) the executive officer’s conviction or entering of a guilty or no contest plea to a felony charge, or (v) the executive officer’s participation in the activities proscribed by the confidentiality, non-solicitation, and non-competition covenants described below or a material breach of any of the other covenants contained in the separation pay agreement. The definition under Mr. Palmisano’s employment agreement includes (a) clauses (i) and (iii) through (v) above, (b) the determination by the Board that the executive has engaged in or is about to engage in conduct that is materially inconsistent with our legal and healthcare compliance policies, programs or obligations, and (c) the executive’s bar from participation in programs administered by the United States Department of Health and Human Services or the United States Food and Drug Administration or any succeeding agencies.

Prior to a change in control, the definition of good reason under the separation pay agreements includes (i) the assignment to the executive officer of any duties materially inconsistent with the range of duties and responsibilities appropriate to our senior executive officer, (ii) a material reduction in the executive officer’s overall standing and responsibilities, provided however, that no change in reporting relationship resulting from organization realignment due to the addition of a chief operating officer or chief commercial officer shall constitute good reason, (iii) a material reduction in the executive officer’s aggregate annualized compensation and benefits opportunities, (iv) our failure to pay the executive officer any portion of the executive officer’s compensation and benefits within 30 days after they become due, (v) the failure by us to obtain an agreement from any of our successors requiring such successor to assume and agree to perform our obligations under the separation pay agreement, (vi) the failure by us to provide indemnification and directors and officers insurance protection contemplated by the agreement, (vii) the relocation of the executive officer’s principal place of employment to a location that is more than 40 miles from the executive officer’s prior principal place of employment or (viii) the failure by us to comply with any material provision of the separation pay agreement.

The definition of good reason under Mr. Palmisano’s employment agreement includes (i) the assignment to the executive officer of any duties materially inconsistent with the range of duties and responsibilities appropriate to our senior executive officer, (ii) a material and adverse change in the executive officer’s titles, authority as President and Chief Executive Officer, duties, responsibilities or reporting lines, (iii) a material reduction in the executive officer’s aggregate annualized compensation and benefits opportunities, (iv) our failure to pay the executive officer any portion of the executive officer’s compensation and benefits within 30 days after they become due, (v) the failure by us to obtain an agreement from any of our successors requiring such successor to assume and agree to perform our obligations under the employment agreement, (vi) the failure by us to provide indemnification and directors and officers insurance protection contemplated by the agreement, (vii) the failure to agree on an alternative compensation arrangement for equity incentive compensation under certain circumstances, (viii) the relocation of the executive’s principal place of employment to a location that is more than 40 miles from the executive officer’s principal place of employment immediately prior to such move, and (ix) the failure by us to comply with any material provision in the employment agreement.

Under Mr. Palmisano’s employment agreement and the separation pay agreements with Messrs. Berry, Girin, Cordell and Senner, the executive officer makes certain covenants that impose future obligations on the executive officer regarding confidentiality of information, transfer of inventions, nonsolicitation of our employees for a period of 12 to 24 months, and noncompetition with our business for a period of 12 to 24 months. If we determine that a breach of any of these covenants has occurred, then our obligations to make payments or provide benefits shall cease immediately and permanently, and the executive officer shall repay an amount equal to (i) 30% of the payments and benefits previously provided under the employment agreement, with interest, (ii) 90% of the payments and benefits previously provided under the respective separation pay agreement, with interest, as applicable. Upon termination for any reason other than cause, the executive officer must enter into a mutual release of all claims within 45 days after the date of termination before any payments will be made to the executive officer.

If we are required to restate our balance sheet or statement of operations affecting any reporting period that transpires during the term of any employment agreement or separation pay agreement due to our material noncompliance with any financial requirements under securities laws, we may require Messrs. Berry, Girin, Cordell and Senner to reimburse us for any bonus or incentive-based or equity-based compensation received by the executive officer during the term of his respective agreement and any profits realized from the sale of our securities by the executive officer during the term of his respective agreement. If our Board of Directors determines that such a forfeiture is appropriate, we may withhold future amounts owed to the executive officer as compensation, and we may commence legal action to collect such sums as our Board of Directors determine is owed to us.

All payments under the separation pay agreement will be net of applicable tax withholdings. Each of the separation pay agreements contains a provision that limits payment under the separation pay agreement to avoid taxation under Section 4999 of the Code for “parachute payments” within the meaning of Section 280G of the Code.

Additionally, Mr. Palmisano’s employment agreement and the separation pay agreements provide that if any severance payments or other payments or benefits deemed made in connection with a future change in control are subject to the “golden parachute” excise tax under Section 4999 of the Internal Revenue Code, the payments will be reduced to one dollar less than the amount that would subject Mr. Palmisano or an executive officer, as applicable, to the excise tax if the reduction results in the executive receiving a greater amount on a net-after tax basis than would be received if he received the payments and benefits and paid the excise tax.

Change in Control Benefits. Our executive officers and other employees have built us into the successful enterprise that we are today, and the Committee believes it is important to protect them in the event of a change in control. Further, it is our belief that the interests of stockholders will be best served if the interests of our executive officers are aligned with them, and providing change in control benefits should at least reduce the reluctance of executive officers to pursue potential change in control transactions that may be in the best interests of stockholders. Relative to our overall value, these potential change in control benefits are relatively minor.

Under the terms of Mr. Palmisano’s employment agreement and the separation pay agreements with Messrs. Berry, Girin, Cordell and Senner, these change in control benefits are “double trigger,” which requires (i) a change in control and (ii) a termination without cause or by an executive officer for good reason within 12 to 24 months of the change in control before the executive officer receives his change in control benefit. If we give notice of termination of the separation pay agreement less than one year after a change in control, then the term of the separation pay agreement will be automatically extended until the later of the one year anniversary that follows such written notice or the second anniversary of the change in control. The change in control benefit requires us to pay a separation payment and accrued obligations and provide benefits to the executive officer as described above under the heading Severance Benefits.

Subject to several exceptions, under the separation pay agreements, a change in control occurs if (i) any person or group of persons acquires more than 50% of our capital stock, (ii) any person or group of persons acquires 35% or more of the voting power represented by our capital stock in a 12-month period, (iii) any person or group of persons acquires 40% of our assets in a 12-month period, (iv) a majority of our directors are replaced in any 12-month period by directors whose election is not endorsed by a majority of our directors, or (v) a merger or consolidation occurs pursuant to which 40% of our assets are to be transferred to a different entity.

Subject to several exceptions, under Mr. Palmisano’s employment agreement, a change in control occurs if (i) any person or group of persons acquires more than 50% of our capital stock or voting securities, (ii) a reorganization, merger, consolidation or sale of substantially all of our assets occurs which results in a change in beneficial ownership of our capital stock and voting securities of more than 40%, (iii) the stockholders approve a complete liquidation or dissolution of us, (iv) a sale of at least 80% of our assets is consummated, or (v) the current directors cease to constitute the majority of the Board of Directors, unless such directors were approved by at least a 2/3rds vote of the then-current directors.

Additionally, upon a change in control, all unvested equity awards will immediately vest and become exercisable and all restrictions on restricted stock will lapse. The Committee believes that these levels of benefits are consistent with the general practice among our peers.

Compensation of Chief Executive Officer. Robert J. Palmisano became our President and Chief Executive Officer effective as of September 17, 2011. We entered into an employment agreement providing Mr. Palmisano with a base salary of $750,000 per year. During 2014, Mr. Palmisano was paid $750,000 in base salary. As noted above, in 2014, Mr. Palmisano was eligible for a salary increase and he elected to receive this increase in the form of an option to purchase 7,702 shares of common stock with an exercise price of $31.07 per share, which was the closing price on the trading day immediately prior to the grant date. The stock option will vest in equal monthly installments over a period of one year after the grant date. In addition, Mr. Palmisano did not earn a cash bonus for 2014. On May 13, 2014, we granted Mr. Palmisano 41,847 shares of restricted common stock under the Equity Incentive Plan. The grant will vest in equal annual installments over a period of four years after the grant date. In addition, we granted Mr. Palmisano an option to purchase 125,582 shares of common stock under the Equity Incentive Plan on May 13, 2014. The exercise price of the stock option is $29.95 per share, which was the closing price on the trading day immediately prior to the grant date. The stock option will vest in equal annual installments over a period of four years after the grant date. The Committee considers the compensation paid to Mr. Palmisano for 2014 reasonable and appropriate under the circumstances.

CEO Succession Plan. In 2009, our Board of Directors adopted a policy that requires our Board of Directors to regularly approve a CEO succession plan. Our Board of Directors reviewed and approved the CEO succession plan, and Robert J. Palmisano was hired as our President and Chief Executive Officer under implementation of such plan. Since that time, a number of seasoned executives have been hired and developed, and our Board of Directors revisits the plan annually.

Executive Officer Stock Ownership Guidelines; Anti-Hedging and Anti-Pledging Policy. In 2009, our Board of Directors adopted Executive Officer Stock Ownership Guidelines, which require our executive officers to acquire and hold shares of common stock equal in value to a multiple of their annual base salary. The CEO must maintain value equal to three times his annual salary, and the remaining executive officers must maintain value equal to twice their annual salary. Qualifying shares include owned shares, unvested restricted stock, unvested restricted stock units, and the value of any vested stock options. There is a five-year accumulation period beginning on the later of (i) becoming an officer subject to the share ownership guidelines or (ii) July 1, 2010. Our named executive officers, with the exception of Mr. Cordell who was hired on September 29, 2014 and Mr. Senner who was hired on January 15, 2014, have met the guidelines. We expect Messrs. Cordell and Senner to meet the requirements within the five-year accumulation period. Our Board of Directors has also adopted an anti-hedging and anti-pledging policy that prohibits our officers and directors from pledging their securities or holding any derivatives other than those issued by us.

Compensation and Risk. We believe that our performance-based compensation and equity programs create appropriate incentives to increase long-term stockholder value. These programs have been designed and administered in a manner that discourages undue risk-taking by employees. Relevant features of these programs include:

•	limits on annual incentive and long-term performance awards, thereby defining and capping potential payouts;

•	proportionately greater award opportunity derived from the long-term equity incentive program compared to annual incentive plan, creating a greater focus on sustained company performance over time;

•	the application of an annual incentive metric that aligns senior management with appropriate financial metrics;

•	use of three long-term incentive vehicles—restricted stock, restricted stock units and stock options—that vest over a number of years, thereby providing strong incentives for sustained operational and financial performance;

•	a long-term equity incentive program with overlapping vesting periods, such that at any one time up to four separate awards are affected by current year performance, thereby requiring sustained high levels of performance; and

•	share ownership guidelines and an anti-hedging and anti-pledging policy for senior executives, monitored by the Committee, that ensure alignment with shareholder interests over the long term.

In light of these features of our compensation program, we conclude that the risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The Compensation Committee of our Board of Directors (the Committee) has the primary authority for determining our compensation philosophy and establishing compensation for our executive officers. The Committee sets performance goals and objectives for the President and Chief Executive Officer (CEO) and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer compensation, the Committee considers recommendations from our CEO with respect to goals and compensation of the other executive officers and assesses the information that it receives. The Committee recommends the compensation of the CEO for approval by the independent directors of our Board of Directors. The Committee also periodically reviews director compensation. From time to time we may engage consultants with specific expertise related to executive officer or director compensation and benefits. All decisions with respect to executive officer and director compensation are approved by the Committee.

The Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2014 with management. Based upon such review and discussion, the Committee recommended to our Board of Directors, and our Board of Directors has approved, that the following Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

*     *     *

The foregoing report is provided by the members of the Compensation Committee of our Board of Directors.

John L. Miclot (chairperson)

Lawrence W. Hamilton

Ronald K. Labrum

EXECUTIVE COMPENSATION

Summary Compensation Information

The table below sets forth summary compensation information for each of the last three fiscal years for the individuals serving as our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers who were serving in such capacities on December 31, 2014. We refer to the foregoing individuals collectively as our named executive officers.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards (1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total Compensation
Robert J. Palmisano	2014	$750,000	$—		$1,253,318	$1,312,308	$—	$234,076	$3,549,702
President and Chief Executive Officer	2013	750,000	—		1,205,110	1,280,243	1,084,590	204,993	4,524,936
	2012	750,000	—		1,186,887	1,155,050	1,165,669	217,295	4,474,901

Lance A. Berry	2014	354,583	—		210,785	173,396	—	13,500	752,264
Senior Vice President and	2013	340,000	—		255,009	254,875	330,480	13,528	1,193,892
Chief Financial Officer	2012	307,417	—		168,910	164,567	287,848	13,004	941,746

Pascal E.R. Girin	2014	500,000	—		504,992	446,249	—	102,000	1,553,241
Executive Vice President and	2013	500,000	—		656,252	655,945	506,250	107,654	2,426,101
Chief Operating Officer	2012	51,136	300,000		—	1,517,310	—	—	1,868,446

Kevin D. Cordell	2014	131,624	509,375	(4)	250,015	349,876	—	6,731	1,247,621
President, Extremities Division

Jason R. Senner	2014	294,500	—		116,236	801,828	34,875	71,387	1,318,826
Senior Vice President, Chief Human Resources Officer

(1)	The amounts in the Stock and Option Awards columns represent the grant date fair value of the awards.

(2)	The amounts in the Non-Equity Incentive Plan Compensation column represent amounts earned by each named executive officer under the Performance Incentive Plan for 2012, 2013 and 2014.

(3)	The amounts in the All Other Compensation column are more fully described in the table under “All Other Compensation—Supplemental.”

(4)	The amount represents a one-time signing bonus of $200,000 and a guaranteed bonus payment of $309,375, which was intended to offset anticipated and forfeited bonus payments and future vesting stock awards due from Mr. Cordell’s previous employer.

See Compensation Discussion and Analysis above for a complete description of compensation plans pursuant to which the amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment.

All stock options and shares of restricted stock vest upon a change in control, as defined in the Equity Incentive Plan.

All Other Compensation – Supplemental

The table below sets forth other compensation information for each of the last three fiscal years for our named executive officers, which is described below the table.

Name and Principal Position	Year	Defined Contribution Plan	Housing/ Car Allowance	Travel Bonus	Financial Planning	Insurance Premiums	Other		Gross Up	Total Other Compensation
Robert J. Palmisano	2014	$7,500	$160,720	$—	$—	$—	$42,576	(1)	$23,280	$234,076
President and Chief	2013	7,500	163,163	—	5,000	—	18,375	(1)	10,955	204,993
Executive Officer	2012	7,500	134,092	—	5,000	—	52,002	(1)	18,701	217,295

Lance A. Berry	2014	7,500	—	—	5,000	1,000	—		—	13,500
Senior Vice President and	2013	7,500	—	—	4,866	1,000	118	(1)	44	13,528
Chief Financial Officer	2012	7,500	—	—	4,504	1,000	—		—	13,004

Pascal E.R. Girin	2014	—	96,000	—	5,000	1,000	—		—	102,000
Executive Vice President and	2013	—	104,500	—	3,154	—	—		—	107,654
Chief Operating Officer	2012	—	—	—	—	—	—		—	—

Kevin D. Cordell	2014	1,731	—	—	5,000	—	—		—	6,731
President, Extremities Division

Jason R. Senner	2014	7,500	—	—	5,000	1,000	37,819	(2)	20,068	71,387
Senior Vice President, Chief Human Resources Officer

(1)	This amount is commuting expenses.

(2)	This amount is relocation expenses.

Grants of Plan-Based Awards

The table below sets forth information concerning grants of plan based awards in 2014 to our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plans(1)			All Other Awards: Number of Shares of Stock	Awards: Number of Securities Underlying Options	Exercise Price of Option Awards(2)	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold	Target	Maximum
Robert J. Palmisano	02/12/2014	$375,000	$750,000	$1,500,000	—	—	—	—
	04/01/2014	—	—	—	—	7,702	31.07	$83,099
	05/13/2014	—	—	—	—	125,582	29.95	1,229,209
	05/13/2014	—	—	—	41,847	—	—	1,253,318
Lance A. Berry	02/12/2014	112,500	225,000	450,000	—	—	—	—
	04/01/2014	—	—	—	1,094	—	—	33,991
	05/13/2014	—	—	—	5,903	—	—	176,795
	05/13/2014	—	—	—	—	17,715	29.95	173,396
Pascal E.R. Girin	02/12/2014	187,500	375,000	750,000	—	—	—	—
	04/01/2014	—	—	—	1,609	—	—	49,992
	05/13/2014	—	—	—	15,192	—	—	455,000
	05/13/2014	—	—	—	—	45,591	29.95	446,249
Kevin D. Cordell	09/29/2014				8,065	—	—	250,015
	09/29/2014	—	—	—		33,589	31.00	349,876
Jason R. Senner	02/12/2014	17,438	139,500	279,000	—	—	—	—
	02/13/2014	—	—	—	—	60,000	30.97	687,816
	05/13/2014	—	—	—	3,881	—	—	116,236
	05/13/2014	—	—	—	—	11,648	29.95	114,012

(1)	Estimated Future Payouts Under Non-Equity Incentive Plans represent the threshold, target, and maximum amounts that could be earned under the Bonus Plan at targets established for each level. Each named executive officer had a target incentive amount that could be earned if we met the targets established. Until the threshold performance is obtained, no incentive is earned. If the maximum performance had been achieved, the named executive officers would have received 200% of their target bonus amount.

(2)	The exercise price of each stock option granted to our named executive officers is equal to the fair market value, within the meaning of the Equity Incentive Plan, of the underlying shares of common stock on the grant date, calculated as the closing price on the trading day immediately prior to the grant date.

(3)	The grant date fair value is computed in accordance with FASB ASC Topic 718. For Stock Awards, which consist of restricted stock, the grant date fair value per share is equal to the closing price of our stock on the date of grant. See note 17 to our Audited Financial Statements contained in our Annual Report on Form 10-K for a discussion of assumptions used to determine fair value of Option Awards.

See Compensation Discussion and Analysis above for a complete description. All stock options granted to the named executive officers were granted under the Equity Incentive Plan. The Compensation Committee, which administers the Equity Incentive Plan, has general authority to accelerate, extend, or otherwise modify the benefits under the stock options in certain circumstances, subject to limitations of the plan. The Compensation Committee has no present intention to exercise that authority with respect to these stock options.

All the shares of restricted stock were granted under our Equity Incentive Plan.

All stock options and shares of restricted stock vest upon a change in control, as defined in the Equity Incentive Plan. All stock options and restricted shares granted to our named executive officers in 2014 vest in equal annual installments over a period of four years after the grant date.

Outstanding Equity Awards

The table below sets forth information regarding the outstanding equity awards held by our named executive officers at December 31, 2014. Unless otherwise noted below, the stock options and restricted stock awards shown below vested or will vest in equal annual installments over a period of four years after the grant date.

			Option Awards				Stock Awards
Name	Grant Date of Award		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested(1)
Robert J. Palmisano	09/17/2011	(2)	610,000	—	$16.03	09/17/2021	—	—
	04/16/2012	(3)	3,989	—	18.24	04/16/2022	—	—
	05/09/2012		70,569	70,570	21.39	05/09/2022	27,087	727,828
	04/17/2013	(4)	9,479	—	23.24	04/17/2023	—	—
	05/14/2013		35,072	105,219	24.66	05/14/2023	36,652	984,839
	04/01/2014	(4)	5,134	2,568	31.07	04/01/2024	—	—
	05/13/2014		—	125,582	29.95	05/13/2024	41,847	1,124,429

Lance A. Berry	04/04/2005		50,000	—	23.39	04/04/2015	—	—
	04/04/2006		7,501	—	19.52	04/04/2016	—	—
	05/14/2008		10,000	—	29.19	05/14/2018	—	—
	05/13/2009		6,378	—	15.47	05/13/2019	—	—
	05/13/2010		9,347	—	18.37	05/13/2020	—	—
	05/11/2011		9,114	3,039	15.50	05/11/2021	3,640	97,807
	04/16/2012		1,867	—	18.24	04/16/2022	—	—
	05/09/2012		9,485	9,486	21.39	05/09/2022	3,641	97,834
	05/14/2013		7,421	22,264	24.66	05/14/2023	7,756	208,404
	04/01/2014	(5)	—	—	—	—	1,094	29,396
	05/13/2014		—	17,715	29.95	05/13/2024	5,903	158,614

Pascal E.R. Girin	11/26/2012		92,250	92,250	21.24	11/26/2022	—	—
	05/14/2013		19,099	57,298	24.66	05/14/2023	19,959	536,298
	04/01/2014	(5)	—	—	—	—	1,609	43,234
	05/13/2014		—	45,591	29.95	05/13/2024	15,192	408,209

Kevin D. Cordell	09/29/2014		—	33,589	31.00	09/29/2024	8,065	216,707

Jason R. Senner	02/13/2014		—	60,000	30.97	02/13/2024	—	—
	05/13/2014		—	11,648	29.95	05/13/2024	3,881	104,282

(1)	Calculated as the market value on December 31, 2014, which is deemed to have been $26.87 per share, the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2014.

(2)	The award vests in three equal annual installments beginning on September 17, 2012.

(3)	The award vested in two equal annual installments on April 16, 2013 and 2014.

(4)	The award vested or will vest in twelve equal monthly installments beginning one month from the date of grant.

(5)	The award vests one year from the date of grant.

Option Exercises and Stock Vested During 2014

The following table provides information on stock option exercises and vesting of restricted stock during 2014 for the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Robert J. Palmisano	—	—	26,531	771,107
Lance A. Berry	40,000	$115,600	11,417	334,142
Pascal E.R. Girin	—	—	6,653	197,395
Kevin D. Cordell	—	—	—	—
Jason R. Senner	—	—	—	—

Potential Payments Upon Termination or Change in Control

The following table sets forth the benefits payable to our named executive officers based upon a hypothetical termination and/or change in control date of December 31, 2014. Our Compensation Committee may, in its discretion, revise, amend, or add to the benefits if it deems advisable.

Name	Benefit(1)	Termination without Cause	Change in Control with Termination	Change in Control without Termination
Robert J. Palmisano	Salary	$3,000,000	4,500,000	—
	Benefits continuation	10,800	10,800	—
	Accrued Bonus Obligation (2)	750,000	750,000	—
	Outplacement benefits	30,000	30,000	—
	Other termination benefits(3)	5,000	5,000	—
	Stock option acceleration(4)	619,258	619,258	619,258
	Restricted stock acceleration(5)	2,837,096	2,837,096	2,837,096

	Total	$7,252,153	8,752,153	3,456,353

Lance A. Berry	Salary	$375,000	750,000	—
	Bonus	225,000	450,000	—
	Accrued Bonus Obligation (2)	—	225,000	—
	Benefits continuation	15,930	23,894	—
	Outplacement benefits	30,000	60,000	—
	Other termination benefits(3)	6,000	11,000	—
	Stock option acceleration(4)	—	135,740	135,740
	Restricted stock acceleration(5)	—	592,054	592,054

	Total	$651,930	2,247,688	727,794

Pascal E.R. Girin.	Salary	$500,000	670,247	—
	Bonus	375,000	750,000	—
	Accrued Bonus Obligation (2)	—	375,000	—
	Benefits continuation	—	—	—
	Outplacement benefits	30,000	60,000	—
	Other termination benefits(3)	6,000	11,000	—
	Stock option acceleration(4)	—	645,996	645,996
	Restricted stock acceleration(5)	—	536,298	536,298

	Total	$911,000	3,048,541	1,182,294

Kevin D. Cordell	Salary	$375,000	750,000	—
	Bonus	206,250	412,500	—
	Accrued Bonus Obligation (2)	—	51,563	—
	Benefits continuation	15,821	23,732	—
	Outplacement benefits	30,000	60,000	—
	Other termination benefits(3)	6,000	11,000	—
	Stock option acceleration(4)	—	—	—
	Restricted stock acceleration(5)	—	216,707	216,707

	Total	$633,071	1,525,501	216,707

Jason R. Senner	Salary	$310,000	620,000	—
	Bonus	139,500	279,000	—
	Accrued Bonus Obligation (2)	—	133,688	—
	Benefits continuation	15,866	23,799	—
	Outplacement benefits	30,000	60,000	—
	Other termination benefits(3)	6,000	11,000	—
	Stock option acceleration(4)	—	—	—
	Restricted stock acceleration(5)	—	104,282	104,282

	Total	$501,366	1,231,769	104,282

(1)	Where applicable, the benefit amounts set forth in the table above reflect an automatic reduction in the payment to the extent necessary to prevent the payment from being subject to an excise tax, but only if by reason of the reduction, the after-tax benefit of the reduced payment exceeds the after-tax benefit if such reduction were not made.

(2)	This amount represents a pro-rated portion of the executive’s target bonus under the Performance Incentive Plan.

(3)	The amounts in the Other termination benefits rows include the cost of financial planning services and continued executive insurance. Reimbursement of reasonable attorneys’ fees and expenses is not included as the amount is not estimable.

(4)	Stock option acceleration is calculated as the intrinsic value of the unvested options on December 31, 2014. The intrinsic value is calculated as the difference between the market value of our common stock as of December 31, 2014, and the exercise price of the stock option. The market value as of December 31, 2014, was $26.87 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2014.

(5)	Restricted Stock acceleration is calculated as the market value of the unvested awards on December 31, 2014. The market value as of December 31, 2014, was $26.87 per share, which is the closing sale price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2014.

For purposes of the benefits shown for executive officers, a change of control is deemed to occur, in general, under the circumstances described in the Compensation Discussion and Analysis section above under the heading Severance Benefits.

DIRECTOR COMPENSATION

Director Compensation

We compensate our directors for their services as members of our Board of Directors and committees with a combination of annual retainers and awards of restricted stock and stock options. Directors who are not employees are eligible to receive compensation for their services as directors, while directors who are our employees are ineligible to receive separate director compensation. The following table sets forth a summary of the compensation we paid to our non-employee directors in 2014:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Gary D. Blackford	$45,000	$83,501	$97,881	$226,382
Martin J. Emerson	45,000	83,501	97,881	226,382
Lawrence W. Hamilton	43,958	83,501	97,881	225,340
Ronald K. Labrum	41,042	83,501	97,881	222,424
John L. Miclot	44,167	83,501	97,881	225,549
Amy S. Paul	50,000	83,501	97,881	231,382
Robert J. Quillinan	60,000	83,501	97,881	241,382
David D. Stevens	93,000	163,347	97,881	354,228
Douglas G. Watson	43,000	83,501	97,881	224,382

(1)	The amounts in the Stock Awards column represent grant date fair value computed in accordance with FASB ASC Topic 718. For Stock Awards, which consist of restricted stock, the grant date fair value per share is equal to the closing price of our stock on the trading day immediately prior to the date of grant.

As of December 31, 2014, the directors had the following number of shares of restricted stock outstanding: Mr. Blackford—2,788; Mr. Emerson—2,788; Mr. Hamilton—2,788; Mr. Labrum—4,804; Mr. Miclot—2,788; Ms. Paul—2,788; Mr. Quillinan—2,788; Mr. Stevens—2,788 and Mr. Watson—2,788.

(2)	The amounts in the Option Awards column represent grant date fair value computed in accordance with FASB ASC Topic 718. See note 17 to our Audited Financial Statements contained in our Annual Report on Form 10-K for a discussion of assumptions used to determine fair value of Option Awards.

As of December 31, 2014, the directors had the following number of stock options outstanding: Mr. Blackford—60,000; Mr. Emerson—102,500; Mr. Hamilton—90,000; Mr. Labrum—45,000; Mr. Miclot—90,000; Ms. Paul—75,000; Mr. Quillinan—90,000; Mr. Stevens—80,000; and Mr. Watson—39,622.

Eligible directors are paid an annual retainer of $35,000. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attending meetings of our Board of Directors and its committees. In addition, upon their initial election to our Board of Directors, eligible directors are granted a stock option to purchase 15,000 shares of common stock and a restricted stock award worth approximately $125,000 on the date of grant. Directors reelected to office are granted an option to purchase 10,000 shares of common stock and a restricted stock award worth approximately $83,500 on the date of grant. In 2014, the stock options for all directors were granted pursuant to the Equity Incentive Plan with an exercise price equal to the fair market value of the common stock on the grant date as determined under the Equity Incentive Plan. The stock options vest and become exercisable in equal annual installments over a period of four years after the grant date. In 2014, the restricted stock awards were granted pursuant to the Equity Incentive Plan and vest on the first anniversary of the date of grant. Future equity awards will be granted to eligible directors under our Equity Incentive Plan. The awards granted upon initial election are made either upon initial election or at the same time as annual grants, depending on timing.

In addition to the compensation discussed above, eligible directors are paid in accordance with the following:

•	The non-executive Chairman of our Board of Directors is paid a supplemental annual retainer of $50,000.

•	Audit Committee—The members of the Audit Committee are paid a supplemental annual retainer of $25,000 for the chairperson and $10,000 for the other members.

•	Compensation Committee—The members of the Compensation Committee are paid a supplemental annual retainer of $15,000 for the chairperson and $7,500 for the other members.

•	Nominating, Compliance and Governance Committee—The members of the Nominating, Compliance and Governance Committee are paid a supplemental annual retainer of $15,000 for the chairperson and $8,000 for the other members.

•	Special Committees, to the extent formed—The members of special committees are paid a one-time additional retainer of $5,000.

Director Stock Ownership Guidelines and Hedging Policy

Our Board of Directors has adopted Director Stock Ownership Guidelines whereby each non-employee director is required to hold 25,000 shares, vested options, or vested restricted shares. Each director shall be given three years from the date of his or her election to achieve the threshold ownership. Once the threshold is reached, a director would be permitted to sell shares; provided, the threshold is maintained. When a director leaves our Board of Directors, the director may sell any vested shares he or she possesses. Our Board of Directors has also adopted an anti-hedging and anti-pledging policy that prohibits our officers and directors from pledging their securities or holding any derivatives other than those issued by us.

Compensation Committee Interlocks and Insider Participation

Lawrence W. Hamilton, Ronald K. Labrum, and John L. Miclot, our current directors, served as members of the Compensation Committee of our Board of Directors in 2014. No member of the Compensation Committee is or was an officer or employee of ours or any of our subsidiaries while serving on the committee. In addition, no executive officer of ours served during 2014 as a director or a member of the compensation committee of any entity that had an executive officer serving as our director or a member of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder.

The following table provides information about the beneficial ownership of our common stock as of March 31, 2015, by each of our directors, each of our named executive officers, all of our directors and named executive officers as a group, and each person known to our management to be the beneficial owner of more than 5% of the outstanding shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1, 2, 3)	Percentage of Shares Outstanding(4)
Directors and Named Executive Officers:
Robert J. Palmisano	985,022	1.89%
Lance A. Berry	199,409	*
Pascal E.R. Girin	185,258	*
Jason R. Senner	21,793	*
Kevin D. Cordell	8,065	*
Gary D. Blackford	99,700	*
Martin J. Emerson	115,780	*
Lawrence W. Hamilton	103,280	*
Ronald K. Labrum	48,142	*
John L. Miclot	103,280	*
Amy S. Paul	89,700	*
Robert J. Quillinan	103,280	*
David D. Stevens	132,459	*
Douglas G. Watson	56,310	*

All directors and executive officers as a group (14 persons)	2,251,478	4.25%

Other Stockholders:
Invesco Ltd. (5)	4,366,581	8.51%
1555 Peachtree Street NE Atlanta, GA 30309
Visium Asset Management, LP (6)	3,371,861	6.57%
888 7th Avenue New York, NY 10019
BlackRock, Inc.(7)	3,041,669	5.93%
40 East 52nd Street New York, New York 10022
The Vanguard Group (8)	3,026,260	5.90%
100 Vanguard Boulevard Malvern, Pennsylvania 19355
Westfield Capital Management Company (9)	2,756,654	5.37%
1 Financial Center Boston, MA 02111

*	Less than 1% of the outstanding shares of common stock.

(1)	A person’s beneficial ownership of common stock is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Except as indicated elsewhere in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting power and sole investment power with respect to the shares of common stock that they beneficially own. Fractional shares have been rounded to the nearest whole share.

(2)	The shares of common stock shown in the table include the following numbers of shares that the indicated persons have the right to acquire as of March 31, 2015, or within sixty days thereafter (i.e., May 31, 2015), upon the exercise of options granted by us: Mr. Palmisano—838,564 shares; Mr. Berry—130,744 shares; Mr. Girin—141,845 shares; Mr. Senner—17,912 shares; Mr. Cordell—0 shares; Mr. Blackford— 45,000 shares; Mr. Emerson—87,500 shares; Mr. Hamilton—75,000 shares; Mr. Labrum -30,000 shares; Mr. Miclot—75,000 shares; Ms. Paul—60,000; Mr. Quillinan—75,000; Mr. Stevens—67,500; Mr. Watson—24,622; and all directors and executive officers as a group—1,668,687 shares.

(3)	The shares of common stock shown in the table include the following numbers of shares of restricted stock for which the indicated persons have sole voting power, but not sole investment power: Mr. Palmisano—105,586 shares; Mr. Berry—22,034 shares; Mr. Girin—36,760 shares; Mr. Senner—3,881 shares; Mr. Cordell—8,065 shares; Mr. Blackford—2,788 shares; Mr. Emerson—2,788 shares; Mr. Hamilton—2,788 shares; Mr. Labrum – 4,804 shares; Mr. Miclot—2,788 shares; Ms. Paul—2,788 shares; Mr. Quillinan—2,788 shares; Mr. Stevens—2,788 shares; Mr. Watson—2,788; and all directors and executive officers as a group—203,434 shares.

(4)	The percentage of outstanding shares of common stock beneficially owned by each person is calculated based on the 51,330,122 outstanding shares of common stock as of March 31, 2015, plus the shares of common stock that such person has the right to acquire as of such date or within sixty days thereafter (i.e., May 30, 2015) upon the exercise of options granted by us.

(5)	Pursuant to an amendment to Schedule 13G filed by Invesco Ltd. with the SEC on February 10, 2015, Invesco Ltd. and its subsidiaries beneficially own 4,366,581 shares of common stock. Invesco Ltd. has the sole power to vote or direct the vote of 4,168,277 shares of common stock and the sole power to dispose or direct the disposition of 4,366,581 shares of common stock.

(6)	Pursuant to an amendment to Schedule 13G filed by Visium Asset Management, LP (“VAM”) and related entities with the SEC on March 9, 2015, VAM beneficially owns and has shared voting power and power to dispose of 3,371,861 shares of common stock. Visium Balanced Master Fund, Ltd., of which VAM is the investment manager, beneficially owns and has shared voting power and power to dispose of 2,966,757 shares of common stock. JG Asset, LLC (“JG Asset”) is the beneficial owner of and has shared voting power and power to dispose of 3,371,861 shares of common stock as a result of its serving as general partner to VAM. Jacob Gottlieb is the beneficial owner of and has shared voting power and power to dispose of 3,371,861 shares of common stock as a result of serving as managing member of JG Asset.

(7)	Pursuant to an amendment to Schedule 13G filed by BlackRock, Inc. with the SEC on January 30, 2015, BlackRock, Inc. and its subsidiaries beneficially own 3,041,669 shares of common stock. BlackRock, Inc. has the sole power to vote or to direct the vote of 2,927,569 shares of common stock and to dispose or direct the disposition of 3,041,669 shares of common stock.

(8)	Pursuant to an amendment to Schedule 13G filed by The Vanguard Group, Inc. (“The Vanguard Group”) with the SEC on February 10, 2015, The Vanguard Group, beneficially owns 3,026,260 shares of common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, is the beneficial owner of 65,757 shares of the common stock as a result of its serving as the investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, is the beneficial owner of 4,400 shares of the common stock as a result of its serving as investment manager of Australian investment offerings. The Vanguard Group has the sole power to vote or to direct the vote of 70,157 shares of common stock, the sole power to dispose or direct the disposition of 2,960,503 shares of common stock, and the shared power to dispose or to direct the disposition of 65,757 shares of common stock.

(9)	Pursuant to a Schedule 13G filed by Westfield Capital Management Company, LP (“Westfield”) with the SEC on February 10, 2015, Westfield is the beneficial owner of 2,756,654 shares of common stock owned of record by clients of Westfield in its capacity as investment adviser. Westfield has the sole power to vote or direct the vote of 1,697,938 shares of common stock, and sole power to dispose or direct the disposition of 2,756,654 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Monitoring, Reviewing, Approving, or Ratifying Transactions with Related Persons

Our Board of Directors has adopted a written Related Persons Transactions Policy (the Policy) for monitoring, reviewing, approving, and ratifying transactions with related persons. The Policy applies to all financial transactions, arrangements, or relationships or any series of similar transactions, arrangements, or relationships in which we were, are, or will be a participant and in which a related person had or will have a direct or indirect material interest.

Transactions that are subject to the Policy must be approved by the Audit Committee. The Audit Committee is authorized to approve those transactions with related persons that are in, or are not inconsistent with, our best interests and our stockholders’ best interests and that are consistent with our Code of Business Conduct. The Audit Committee chairperson, acting alone, may approve those transactions with related persons that meet the foregoing criteria and that are valued at $25,000 or less. All approvals made by the Audit Committee chairperson are required to be reported to the entire Audit Committee at the next available opportunity.

The Audit Committee or its chairperson will consider all relevant factors, including as applicable, (i) the benefits of the transaction to us, (ii) whether the transaction is material to us, (iii) the effect, if any, of the transaction on a director’s independence in the event the related person is a director or an immediate family member or affiliate of a director, (iv) the availability of other sources for comparable products or services, (v) the terms of the transaction and whether they are fair and reasonable to us, (vi) the terms available to or from unrelated third parties or to employees generally, (vii) the role of the related person in arranging the transaction, (viii) the interests of the related person, and (ix) whether the potential transaction with a related person is consistent with our Code of Business Conduct. The Audit Committee will annually review and consider any previously approved or ratified transaction with a related person that remains ongoing to determine whether the transaction requires additional or continuing approval and if conditions should be imposed with respect to the transaction.

We are not currently and have not been engaged in any transactions with related persons since January 1, 2014.

Director Independence

It is the policy of our Board of Directors that a majority of the directors be independent as defined by the listing standards of the NASDAQ Stock Market (Nasdaq). Our Board of Directors has determined that nine of ten directors—Gary D. Blackford, Martin J. Emerson, Lawrence W. Hamilton, Ronald K. Labrum, John L. Miclot, Amy S. Paul, Robert J. Quillinan, David D. Stevens, and Douglas G. Watson—are independent as defined in Nasdaq’s listing standards.

Item 14. Principal Accounting Fees and Services.

The table below sets forth the aggregate fees billed by KPMG LLP (KPMG) for audit and non-audit services provided to us in 2014 and 2013.

Fees	2014	2013
Audit Fees	$1,337,952	$2,502,191
Audit-Related Fees	23,000	22,500
Tax Fees	134,401	634,000
All Other Fees	—	62,726

Total	$1,495,353	$3,221,417

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements and are not included in “audit fees” and consisted of audits our benefit plan; “tax fees” are fees for tax compliance and consultation primarily related to assistance with international tax compliance and tax audits; and “all other fees” are fees for any services not included in the first three categories, which includes fees for a risk management review and assessment.

The Audit Committee is directly responsible for the appointment, compensation, and oversight of our independent auditor. In addition to retaining KPMG to audit our consolidated financial statements for 2014, the Audit Committee retained KPMG to provide other auditing and advisory services in 2014. The Audit Committee understands the need for KPMG to maintain objectivity and independence in its audits of our financial statements. The Audit Committee has reviewed all non-audit services provided by KPMG in 2014 and has concluded that the provision of such services was compatible with maintaining KPMG’s independence in the conduct of its auditing functions.

To help ensure the independence of the independent auditor, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent auditor. Pursuant to this policy, all audit and non-audit services to be performed by the independent auditor must be approved in advance by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or are incorporated by reference into, this Amendment No. 1 on Form 10-K/A:

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

April 30, 2015

Wright Medical Group, Inc.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano President and Chief Executive Officer