Form 10-Q
period 2015-03-31
WRIGHT MEDICAL GROUP INC
filed 2015-04-30
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under United States federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward-looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report for the quarter ended March 31, 2015, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

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

•
completion of our proposed business combination with Tornier N.V. (Tornier) is subject to several closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended (HSR Act), the failure of which could delay or prevent completion or reduce anticipated benefits;

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

•
the shares issued to our stockholders in connection with the proposed business combination with Tornier are subject to a fixed exchange ratio, and will have different rights and may be impacted by different factors as compared to our existing shares;

•	continued liability for product liability claims on hip/knee (OrthoRecon) products sold prior to the divestiture of our OrthoRecon business;

•	failure to realize the anticipated benefits from our acquisitions or from the divestiture of our OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor's recall of its modular hip product;

•	failure or delay in obtaining FDA approval of Augment® Bone Graft for commercial sale in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	loss of key suppliers;

•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

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

•	the possibility of private securities litigation or shareholder derivative suits;

•	insufficient demand for and market acceptance of our new and existing products;

•	recently enacted healthcare laws and changes in product reimbursements, which could generate downward pressure on our product pricing;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities;

•	inability to capitalize on business development opportunities;

•	product quality or patient safety issues;

•	geographic and product mix impact on our sales;

•	inability to retain key sales representatives, independent distributors and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	ability to generate sufficient cash flow to satisfy our existing debt, including the conversion feature of the 2017 Notes and 2020 Notes, or refinance our existing debt as it matures; and

•	the negative impact of the commercial and credit environment on us, our customers and our suppliers.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$465,249	$227,326
Marketable securities	—	2,575
Accounts receivable, net	52,763	57,190
Inventories	101,876	88,412
Prepaid expenses	9,765	11,161
Deferred income taxes	4,885	3,437
Other current assets	50,662	50,355
Total current assets	685,200	440,456
Property, plant and equipment, net	108,852	104,235
Goodwill	184,724	190,966
Intangible assets, net	64,649	69,025
Deferred income taxes	730	815
Other assets	157,153	87,179
Total assets	$1,201,308	$892,676
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$22,703	$16,729
Accrued expenses and other current liabilities	170,415	170,204
Current portion of long-term obligations	733	718
Total current liabilities	193,851	187,651
Long-term debt and capital lease obligations	548,502	280,612
Deferred income taxes	12,977	11,566
Other liabilities	198,920	134,044
Total liabilities	954,250	613,873
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 51,328,856 shares at March 31, 2015 and 51,326,696 shares at December 31, 2014	509	509
Additional paid-in capital	778,062	751,061
Accumulated other comprehensive income	(6,599)	2,398
Accumulated deficit	(524,914)	(475,165)
Total stockholders’ equity	247,058	278,803
Total liabilities and stockholders’ equity	$1,201,308	$892,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$77,934	$71,062
Cost of sales [1]	19,125	17,417
Gross profit	58,809	53,645
Operating expenses:
Selling, general and administrative [1]	82,199	68,648
Research and development [1]	7,117	5,856
Amortization of intangible assets	2,614	2,187
Total operating expenses	91,930	76,691
Operating loss	(33,121)	(23,046)
Interest expense, net	7,649	4,136
Other expense (income), net	5,312	15,286
Net loss from continuing operations before income taxes	(46,082)	(42,468)
Provision (benefit) for income taxes	166	(12,170)
Net loss from continuing operations	$(46,248)	$(30,298)
Loss from discontinued operations, net tax (Note 2)	(3,500)	(122)
Net loss	$(49,748)	$(30,420)
Net loss from continuing operations per share (Note10):
Basic	$(0.91)	$(0.62)
Diluted	$(0.91)	$(0.62)
Net loss per share (Note10):
Basic	$(0.98)	$(0.63)
Diluted	$(0.98)	$(0.63)

Weighted-average number of shares outstanding-basic	50,868	48,625
Weighted-average number of shares outstanding-diluted	50,868	48,625
___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Cost of sales	$3	$111
Selling, general and administrative	2,072	2,004
Research and development	262	205

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(49,748)	$(30,420)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(8,997)	(430)
Reclassification of gain on equity securities, net of taxes of $1	—	2
Reclassification of currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary	—	2,628
Reclassification of minimum pension liability to earnings	—	(344)
Other comprehensive (loss) income	(8,997)	1,856

Comprehensive loss	$(58,745)	$(28,564)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net loss	$(49,748)	$(30,420)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,280	4,346
Stock-based compensation expense	2,337	2,320
Amortization of intangible assets	2,614	2,187
Amortization of deferred financing costs and debt discount	1,297	2,676
Write off of deferred financing costs and debt discount	24,746	—
Deferred income taxes	2	574
Non-cash adjustments to derivative fair value	(6,935)	1,000
Gain on sale of OrthoRecon business	—	(24,277)
Mark-to-market adjustment for CVRs (Note 1)	(13,454)	14,295
Other	929	570
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	3,149	(1,493)
Inventories	(13,166)	(3,911)
Prepaid expenses and other assets	7,437	4,776
Accounts payable	6,351	6,747
Accrued expenses and other liabilities	3,915	(6,630)
Net cash used in operating activities	(25,246)	(27,240)
Investing activities:
Capital expenditures	(11,854)	(7,836)
Acquisition of businesses	—	(80,547)
Purchase of intangible assets	(79)	(755)
Sales and maturities of available-for-sale marketable securities	2,566	1,745
Proceeds from sale of assets	—	278,602
Net cash provided by (used in) investing activities	(9,367)	191,209
Financing activities:
Issuance of common stock	73	10,690
Proceeds from 2020 Warrants	86,400	—
Payment for 2020 Notes hedge option	(144,843)
Repurchase of 2017 warrants	(59,803)	—
Payment of 2017 Notes premium	(49,152)	—
Proceeds from 2017 Notes hedge option	69,764	—
Proceeds from convertible 2020 notes	632,500	—
Redemption of convertible 2017 notes	(240,000)	—
Payments of deferred financing and equity issuance costs	(20,081)	—
Payments of capital leases	(186)	(26)
Net cash provided by financing activities	274,672	10,664
Effect of exchange rates on cash and cash equivalents	(2,136)	484
Net increase in cash and cash equivalents	237,923	175,117
Cash and cash equivalents, beginning of period	227,326	168,735
Cash and cash equivalents, end of period	$465,249	$343,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group, Inc. have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States (U.S.) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (SEC) on February 26, 2015.
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of March 31, 2015 and December 31, 2014 due to their short maturities or variable rates.
The outstanding $632.5 million of our 2.00% Convertible Senior Notes maturing in 2020 (2020 Notes) are carried at cost, net of unamortized discount. The estimated fair value of the 2020 Notes was approximately $664.5 million at March 31, 2015, based on a quoted price in an active market (Level 1).
The remaining outstanding $60 million of our 2.00% Convertible Senior Notes maturing in 2017 (2017 Notes) are carried at cost, net of unamortized discount. The estimated fair value of the 2017 Notes was approximately $69.4 million at March 31, 2015, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the third quarter of 2012, we issued $300 million of the 2017 Notes, and we recorded a derivative liability for the conversion feature (2017 Notes Conversion Derivative) of such 2017 Notes. Additionally, we entered into convertible notes hedging transactions (2017 Notes Hedges) in connection with the issuance of our 2017 Notes. On February 13, 2015, in connection with our issuance of the $632.5 million of the 2020 Notes, we used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of our outstanding 2.00% cash convertible senior notes due 2017 in privately negotiated transactions, and settled all of the 2017 Notes Hedges. The 2017 Notes Conversion Derivative is measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
On February 13, 2015, we issued $632.5 million of the 2020 Notes, and we have recorded a derivative liability for the conversion feature (2020 Notes Conversion Derivative) of such 2020 Notes. Additionally, we entered into convertible notes hedging transactions (2020 Notes Hedges) in connection with the issuance of the 2020 Notes. The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
To determine the fair value of the embedded conversion option in the 2017 Notes Conversion Derivative and 2020 Notes Conversion Derivative, a trinomial lattice model was used. A trinomial stock price lattice generates three possible outcomes of stock price - one up, one down, and one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2017 Notes and 2020 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals to the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2017 Notes Conversion Derivative and 2020 Notes Conversion Derivative at the valuation date was estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2017 Notes or 2020 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2017 Notes and 2020 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2017 Notes or 2020 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.

To estimate the fair value of the 2020 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the bank counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our common stock does not pay any dividends and management does not expect to declare dividends in the near term.

The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative and 2020 Notes Conversion Derivative and 2020 Notes Hedges as of March 31, 2015:

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge
Stock Price Volatility (1)	35%	35%	35%
Credit Spread for Wright (2)	4.9%	4.5%	4.5%
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	0.8%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	0.6%

(1)	Volatility selected based on historical and implied volatility of common shares of Wright Medical Group, Inc.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ FrameTM and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.2 million of contingent liabilities for potential future cash payments related to these transactions as of March 31, 2015. The fair value of the contingent consideration associated with each of the acquisitions noted above as of March 31, 2015, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

fair value of contingent consideration are recorded in "Other expense (income), net" in our condensed consolidated statements of operations.
As part of the acquisition of WG Healthcare in 2013, we have recorded contingent consideration of approximately $1.4 million as of March 31, 2015. The fair value of the contingent consideration associated with this acquisition as of March 31, 2015, was determined using a discounted cash flow model, utilizing a 12% discount rate and probability adjusted estimates of the future earnings and is classified in Level 3.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at March 31, 2015 of $120.5 million was determined using the closing price of the security in the active market (Level 1). For the three months ended March 31, 2015, the change in the value of the CVR resulted in a $13.5 million gain, which was recorded in Other expense (income) in the condensed consolidated statements of operations.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2015
Assets
Cash and cash equivalents	$465,249	$465,249	$—	$—
Available-for-sale marketable securities
Corporate debt securities	—	—	—	—
U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	—	—	—	—

2020 Notes Hedges	135,560	—	—	135,560

Total	$600,809	$465,249	$—	$135,560

Liabilities
2017 Notes Conversion Derivative	$13,431	$—	$—	$13,431
2020 Notes Conversion Derivative	136,748	—	—	136,748
Contingent consideration	1,632	—		1,632
Contingent consideration (CVR)	120,527	120,527	—	—

Total	$272,338	$120,527	$—	$151,811

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2014
Assets
Cash and cash equivalents	$227,326	$227,326	$—	$—
Available-for-sale marketable securities
Corporate debt securities	566	—	566	—
U.S. Government debt securities	2,009	2,009	—	—
Total available-for-sale marketable securities	2,575	2,009	566	—

2017 Notes Hedges	80,000	—	—	80,000

Total	$309,901	$229,335	$566	$80,000

Liabilities
2017 Notes Conversion Derivative	$76,000	$—	$—	$76,000
Contingent consideration	1,705	—	—	1,705
Contingent consideration (CVR)	$133,981	133,981	$—	$—
Total	$211,686	$133,981	$—	$77,705

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2014	Transfers into Level 3	Gain/(Losses) included in Earnings	Currency	Settlements	Balance at March 31, 2015

2017 Notes Hedges	$80,000	—	(10,236)	—	(69,764)	$—
2017 Notes Conversion Derivative	$(76,000)	—	13,417	—	49,152	$(13,431)
2020 Notes Hedges	$—	144,843	(9,283)	—	—	$135,560
2020 Notes Conversion Derivative	$—	(149,784)	13,036	—	—	$(136,748)
Contingent Consideration	$(1,705)	—	—	73	—	$(1,632)

2. Discontinued Operations
On January 9, 2014, we completed our divestiture and sale of the OrthoRecon business to MicroPort Scientific Corporation (MicroPort). Pursuant to the terms of the asset purchase agreement (Purchase Agreement), the purchase price (as defined in the Purchase Agreement) for the OrthoRecon business was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes for the year ended December 31, 2014.

All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. In addition, costs associated with corporate employees and infrastructure transferred as a part of the sale were included in discontinued operations. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue	$—	$2,942
(Loss) income before tax (including $24.3 million gain from disposal in 2014)	(3,500)	15,334
Income tax (benefit) provision	—	15,456
(Loss) income from discontinued operations, net of tax	(3,500)	(122)

The 2014 effective tax rate within the results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon business.
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

3. Inventories
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$8,435	$6,910
Work-in-process	20,216	13,849
Finished goods	73,225	67,653
	$101,876	$88,412

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
As of March 31, 2015, we had no marketable securities. As of December 31, 2014, we had current marketable securities totaling $2.6 million, respectively, consisting of investments in corporate and government bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2014
Available-for-sale marketable securities
Corporate debt securities	566	—	—	566
U.S. government debt securities	2,009	—	—	2,009
Total available-for-sale marketable securities	$2,575	$—	$—	$2,575

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Property, plant and equipment, at cost	$199,599	$191,094
Less: Accumulated depreciation	(90,747)	(86,859)
	$108,852	$104,235

6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Capital lease obligations	$8,492	$8,678
2017 Notes	55,012	272,652
2020 Notes	485,731	—
	549,235	281,330
Less: current portion	(733)	(718)
	$548,502	$280,612
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

trade payables) of our subsidiaries. As a result of this transaction, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three months ended March 31, 2015, the Company recorded $1.4 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
In connection with the 2020 Notes Offering, on February 13, 2015, we purchased and extinguished $240 million aggregate principal amount of the 2017 Notes. As a result of this transaction, we recognized approximately $24.7 million for the write off of related pro-rata unamortized deferred financing fees and debt discount within "Other expense (income), net" in our condensed consolidated statements of operations. As of March 31, 2015, $60 million aggregate principal amount of the 2017 Notes remain outstanding and is included within long-term obligations on the consolidated balance sheet.
The components of the 2017 Notes were as follows (in thousands):

	March 31, 2015	December 31, 2014
Principal amount of 2017 Notes	$60,000	$300,000
Unamortized debt discount	(4,988)	(27,348)
Net carrying amount of 2017 Notes	$55,012	$272,652
2020 Notes
On February 13, 2015, we issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture, dated as of February 13, 2015 between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2020 Notes will pay interest semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and will mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes will be convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2020 Notes will be 32.3939 shares of common stock (subject to adjustment as provided in the Indenture) per $1,000 principal amount of the 2020 Notes (subject to, and in accordance with, the settlement provisions of the Indenture), which is equal to an initial conversion price of approximately $30.87 per share of common stock. We may not redeem the 2020 Notes prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that we are not required to redeem or retire the 2020 Notes periodically.
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Our proposed merger with Tornier N.V. will not result in a conversion right for holders of the 2020 Notes. On or after August 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2020 Notes, equal to the settlement amount as calculated under the indenture relating to the 2020 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2020 Notes, subject to certain conditions, holders of the 2020 Notes will have the option to require us to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2020 Notes. In addition, following certain corporate transactions, we, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2020 Notes in connection with such corporate transaction. The 2020 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2020 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of this transaction, we recorded deferred financing charges of approximately $18 million, which are being amortized over the term of the 2020 Notes using the effective interest method.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three months ended March 31, 2015, we recorded $3 million of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
The components of the 2020 Notes were as follows (in thousands):

	March 31, 2015	December 31, 2014
Principal amount of 2020 Notes	$632,500	$—
Unamortized debt discount	(146,769)	—
Net carrying amount of 2020 Notes	$485,731	$—

We entered into 2020 Notes Hedges in connection with the issuance of the 2020 Notes with three counterparties (the Option Counterparties). The 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2020 Notes at a time when our stock price exceeds the conversion price. However, in connection with certain events, including a merger other than our proposed merger with Tornier, the Option Counterparties have the discretion to make certain adjustments to the 2020 Note Hedges and warrant transactions, which may reduce the effectiveness of the 2020 Note Hedges or increase our obligations under the warrant transactions. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 7 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative.
We also entered into warrant transactions in which we sold warrants for an aggregate of 20.5 million shares of our common stock to the Option Counterparties, subject to adjustment. The strike price of the warrants was initially $40.00 per share, which was 59% above the last reported sale price of our common stock on February 9, 2015. The warrants are net-share settled and are exercisable over the 200 trading day period beginning on May 15, 2020. The warrant transactions will have a dilutive effect to the extent that the market value per share of our common stock during such period exceeds the applicable strike price of the warrants.
Aside from the initial payment of the $144.8 million premium to the Option Counterparties, we do not expect to be required to make any cash payments to the Option Counterparties under the 2020 Notes Hedges and expect to be entitled to receive from the Option Counterparties cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2020 Notes Hedges is equal to the conversion price of the 2020 Notes. Additionally, if the market value per share of our common stock exceeds the strike price on any day during the 200 trading day measurement period under the warrant transaction, we will be obligated to issue to the Option Counterparties a number of shares equal in value to one percent of the amount by which the then-current market value of one share of our common stock exceeds the then-effective strike price of each warrant, multiplied by the number of shares of common stock into which the 2020 Notes are then convertible at or following maturity. We will not receive any additional proceeds if warrants are exercised.

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
2017 Conversion Derivative and Notes Hedging
On August 31, 2012, we issued the 2017 Notes. The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2017 Notes.
We also entered into the 2017 Notes Hedges in connection with the issuance of the 2017 Notes with certain counterparties. The 2017 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to make upon conversion of the 2017 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The aggregate cost of the 2017 Notes Hedges was $56.2 million and was accounted for as a derivative asset in accordance with ASC Topic 815.
On February 13, 2015, we issued $632.5 million of the 2020 Notes, which generated proceeds of approximately $613 million net of issuance costs. We used approximately $292 million of the net proceeds from this offering to repurchase and extinguish approximately $240 million aggregate principal amount of the 2017 Notes, settle the associated portion of the 2017 Notes Conversion Derivative, approximately $49 million, and to satisfy the accrued interest of $2.4 million. We also settled all of the 2017 Notes Hedges and repurchased all of the warrants associated with the 2017 Notes, generating net proceeds of approximately $10 million. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	March 31, 2015	December 31, 2014
2017 Notes Hedges	Other assets	$—	$80,000
2017 Notes Conversion Derivative	Other liabilities	$13,431	$76,000

Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended
	March 31,
	2015	2014
2017 Notes Hedges	$(10,236)	$1,000
2017 Notes Conversion Derivative	13,417	(2,000)
Net gain (loss) on changes in fair value	$3,181	$(1,000)
2020 Conversion Derivative and Notes Hedging
On February 13, 2015, we issued the 2020 Notes. The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes.
We also entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with the Option Counterparties. The 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815.

	Location on condensed consolidated balance sheet	March 31, 2015	December 31, 2014
2020 Notes Hedges	Other assets	$135,560	$—
2020 Notes Conversion Derivative	Other liabilities	$136,748	$—

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended
	March 31,
	2015	2014
2020 Notes Hedges	$(9,283)	$—
2020 Notes Conversion Derivative	13,036	—
Net gain on changes in fair value	$3,753	$—
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At March 31, 2015, we had no foreign currency contracts outstanding.

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2015, are as follows (in thousands):

	U.S.	International	BioMimetic	Total
Goodwill at December 31, 2014	$173,589	$16,041	$1,336	$190,966
Foreign currency translation	—	(6,242)	—	(6,242)
Goodwill at March 31, 2015	$173,589	$9,799	$1,336	$184,724
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the quarter ended December 31.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
In-process research and development technology	$4,266		$4,266
Tradename	3,915		4,004
Total indefinite life intangibles	8,181		8,270

Finite life intangibles
Distribution channels	250	200	250	194
Completed technology	32,496	9,982	33,253	9,185
Licenses	8,233	1,801	8,234	1,637
Customer relationships	26,845	5,095	27,946	4,636
Trademarks	2,737	2,009	2,798	1,850
Non-compete agreements	6,766	2,425	8,508	3,397
Other	771	118	771	106
Total finite life intangibles	78,098	$21,630	81,760	$21,005

Total intangibles	86,279		90,030
Less: Accumulated amortization	(21,630)		(21,005)
Intangible assets, net	$64,649		$69,025
Based on total finite life intangible assets held at March 31, 2015, we expect to amortize approximately $9.9 million for the full year of 2015, $7.5 million in 2016, $6.9 million in 2017, $5.4 million in 2018, and $4.9 million in 2019.

9. Accumulated Other Comprehensive Income (AOCI)
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
Changes in and reclassifications out of AOCI, net of tax, for the three months ended March 31, 2015 were as follows (in thousands):

	Currency Translation Adjustment (CTA)	Unrealized Gain(Loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2014	$2,398	$—	$—	$2,398
Other comprehensive income (loss), net of tax	(8,997)	—	—	(8,997)
Balance March 31, 2015	$(6,599)	$—	$—	$(6,599)

10. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes), and warrants. The dilutive effect of the stock options,

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

non-vested shares of common stock, stock-settled phantom stock units, restricted stock units and warrants is calculated using the treasury-stock method. The dilutive effect of the 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three month period ended March 31, 2014, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded them from the dilutive shares calculation. In addition, approximately 0.8 million common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three month period ended March 31, 2015, because their effect is anti-dilutive as a result of our net loss in that period. In addition, approximately 1.9 million common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three month period ended March 31, 2014, because their effect is anti-dilutive as a result of our net loss in that period.
The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Weighted-average number of shares outstanding, basic	50,868	48,625
Common stock equivalents	—	—
Weighted-average number of shares outstanding, diluted	50,868	48,625

Net-share settled warrants were anti-dilutive for the three month period ended March 31, 2015 and 2014. Additionally, the following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock options	1,923	159
Non-vested shares, restricted stock units, and stock-settled phantom stock units	9	31
2014 Notes	—	115

11. Commitments and Contingencies
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
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, “Stryker”), each a subsidiary of Stryker Corporation, filed a lawsuit against Wright Medical Technology, Inc. (WMT) in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Howmedica and Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. As a result, the District Court will lift the stay, and we will continue with our defense.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant. On October 9, 2014, the parties jointly advised the Court that they had reached an agreement in principle to settle the matter. In connection with the reported settlement, we recorded expenses of $0.9 million in continuing operations and $13.8 million in discontinued operations. In addition we recorded a $4.6 million asset in connection with the fully paid non-exclusive foot and ankle license as part of the reported settlement. $10.7 million of the $13.8 million recorded in discontinued operations reflects estimated royalty payments based on future sales by MicroPort Orthopedics, which will be paid through 2026. During April 2015, final license agreements were executed and the litigation has been dismissed with prejudice.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, we filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add us and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that Wright’s X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

REAMER.”  In January 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the court on April 27, 2015.
On January 13, 2015, we received a notice from Corin Limited claiming a portion of the INFINITY® Total Ankle System infringes their patent rights in France, Germany, Italy, Spain, the Netherlands, and the United Kingdom. We are currently investigating the merits of this claim.
On April 17, 2015, Dr. Rama E. Chandran filed a patent infringement lawsuit against WMT in the United States District Court for the Central District of California, alleging that the Valor® Hindfoot Fusion System infringes U.S. Patent No. 6,579,293, entitled “INTRAMEDULLARY ROD WITH INTERLOCKING OBLIQUE SCREW FOR TIBIO-CALCANEAL ARTHRODESIS.” Plaintiff has not yet served the complaint.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of pre-existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $15 million to $25 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $15 million, which represents the low-end of our estimated aggregate range of loss. We have classified $6 million of this liability as current in “Accrued expenses and other current liabilities” and $9 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. As of March 31, 2015, our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $25 million for cash spending to date associated with defense and settlement costs. We have classified $25 million within current receivables. We have requested, but not yet received, payment of this amount from the third insurance carrier in the tower for that policy period. That carrier has continued to seek information related to the Modular Neck Claims in order to complete its investigation, and has reserved its rights with respect to a number of terms and conditions in its policy that could limit or preclude coverage. We have responded to those requests. While we expect the excess carrier ultimately will adopt the coverage position taken by the two underlying carriers, it is possible it will assert that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. If that were to occur, we would dispute that position and seek recourse in the appropriate forum.
During the quarter ended September 30, 2013, we reached the maximum insurance coverage for Modular Neck Claims of $40 million, when previous spending on legal defense costs and claim settlements are combined with our estimated product liability

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

for future settlements. As a result, we recognized approximately $2.7 million of expense within results from discontinued operations for 2015 for legal expenses and adjustments to our estimated liabilities for future settlements recognized in excess of the $40 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within results of discontinued operations. As noted above, our insurance receivable for cash spending is $25 million, and all remaining cash spending will be in excess of this maximum.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part II Item I of this Quarterly Report. The number of these lawsuits presently exceeds 1,000. We have also entered into an excess of 700 so called "tolling agreements" with potential claimants who have not yet filed suit. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we are participating in court supervised non-binding mediation in the multi-district federal court litigation. This mediation is continuing. The supervising judge in the Federal Court consolidated proceedings has advised the parties that he may set a bellwether trial date in August or September 2015, and the supervising judge in the California state court proceeding has set a trial date in March 2016.
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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. During the first quarter of 2015, we received $5 million of insurance proceeds, which represent the amount undisputed by the carrier for the policy year the first claim was asserted. Our acceptance of these proceeds was not a waiver of any other claim that we may have against the insurance carrier. As of March 31, 2015, this receivable totaled $10.9 million, and is solely related to defense costs incurred through March 31, 2015. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.
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

12. Segment Information
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three-months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	U.S.	International	BioMimetic	Corporate	Total
Sales	$57,486	$20,448	$—	$—	$77,934
Depreciation expense	3,020	768	37	1,455	5,280
Amortization expense	2,059	470	61	—	2,590
Segment operating income (loss)	$2,371	$(3,125)	$(3,244)	$(18,047)	$(22,045)
Other:
Inventory step-up amortization					(28)
Distributor conversion and non-compete charges					(24)
Due diligence, transaction and transition expenses					(11,024)
Operating loss					(33,121)
Interest expense, net					7,649
Other (income) expense, net					5,312
Loss before income taxes					$(46,082)
Capital expenditures	$10,746	$1,055	$28	$25	$11,854

	Three Months Ended March 31, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$48,951	$22,111	$—	$—	$71,062
Depreciation expense	2,297	641	108	1,195	4,241
Amortization expense	1,096	577	77	—	1,750
Segment operating income (loss)	$5,679	$803	$(3,391)	$(17,589)	$(14,498)
Other:
Inventory step-up amortization					(604)
Distributor conversion and non-compete charges					(542)
Due diligence, transaction and transition expenses					(7,402)
Operating loss					(23,046)
Interest expense, net					$4,136
Other (income) expense, net					$15,286
Loss before income taxes					$(42,468)
Capital expenditures	$5,200	$733	$2	$1,901	$7,836
Assets in the U.S., International and BioMimetic segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, derivative asset, property, plant and equipment associated with our corporate headquarters, assets associated with OrthoRecon insurance receivables, and assets associated with income taxes. Total assets by business segment as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$449,283	$98,425	$19,885	$633,715	$1,201,308

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2014
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$450,055	$94,412	$17,924	$330,285	$892,676

Our principal geographic regions consist of the United States, Europe (which includes the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). The following table presents net sales by geographic area for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
Geographic	March 31, 2015	March 31, 2014	% change
United States	$57,486	$48,951	17.4%
Europe	12,248	13,742	(10.9%)
Other	8,200	8,369	(2.0%)
Total net sales	$77,934	$71,062	9.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three month period ended March 31, 2015. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2014, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
Executive Overview
Company Description. We are a global orthopaedic company that provides solutions that enable clinicians to alleviate pain and restore their patients' lifestyles. We are a recognized leader of surgical solutions for the foot and ankle market and market our products in over 60 countries worldwide.
Our business includes products that are used primarily in foot and ankle repair, upper extremity products, and biologics products, which are used to replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients. Extremity hardware includes implants and other devices to replace or reconstruct injured or diseased joints and bones of the foot, ankle, hand, wrist, elbow and shoulder, which we generally refer to as either foot and ankle or upper extremity products. We are a leading provider of surgical solutions for the foot and ankle market. Our extensive foot and ankle product portfolio, our large direct sales force, and our increasing level of training of foot and ankle surgeons has resulted in us being a recognized leader of surgical solutions for the foot and ankle market. Biologics are used to repair or replace damaged or diseased bone, to stimulate bone growth and to provide other biological solutions for surgeons and their patients.
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
Significant Quarterly Business Developments. Net sales increased 10% in the quarter ended March 31, 2015 to $77.9 million, compared to net sales of $71.1 million in the quarter ended March 31, 2014, driven primarily by a 17% increase in global foot and ankle sales.
Our U.S. sales increased 17% in the first quarter of 2015, as result of a 27% increase in foot and ankle sales, while upper extremities sales increased 6% and biologics sales were relatively flat. Total Ankle Replacement sales increased 44%, a key driver of the increase in U.S. foot and ankle sales.
Our international sales decreased 8% to $20.4 million in the first quarter of 2015, compared to $22.1 million in the first quarter of 2014, due entirely to unfavorable currency exchange rates which had a negative $2.7 million impact on our first quarter 2015 sales as compared to the first quarter of 2014. Before the impact of currency, our international sales grew 5%, driven by growth in direct markets in Europe and Canada.
In February 2015, we refinanced our convertible debt outstanding, resulting in net cash proceeds of approximately $275 million (including the settlement and issuance of certain hedging transactions). See Note 6 and Note 7 to our condensed consolidated financial statements for additional information regarding the refinancing transactions.
In the first quarter of 2015, we recorded a net loss from continuing operations of $46.2 million, compared to a net loss from continuing operations of $30.3 million for the first quarter of 2014. The increase in net loss from continuing operations was driven by:

•	$25.2 million write-off of deferred financing costs associated with the convertible debt refinancing;

•	$5.9 million increase in transition and transaction costs, due to spending in 2015 related to the Tornier merger;

•	$2.2 million increase in non-cash interest expense, driven by the incremental debt issued during the first quarter of 2015;

•	reduced profitability in our U.S. and International segments due to investments in sales and marketing and distribution initiatives for growth opportunities; and

•
a $12.2 million tax benefit recorded in continuing operations in the first quarter of 2014 to offset the tax benefit in discontinued operations resulting from the gain on the sale of the OrthoRecon business.

These unfavorable impacts were partially offset by items favorably impacting the net loss in the first quarter of 2015 that included:

•	$27.7 million year-over-year favorability from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the acquisition of BioMimetic; and

•	$7.9 million increase in net gain associated with the mark-to-market adjustments on our derivative assets and liabilities.
Opportunities and Challenges. We are well positioned and committed to accelerating growth in our foot and ankle business and increasing U.S. foot and ankle sales productivity. Over the past several years, we have made changes to attempt to realize these opportunities, including aggressively converting a portion of our U.S. independent distributor foot and ankle territories to direct employee sales representation, substantially increasing our investment in foot and ankle medical education to drive market adoption of new products and technologies, and divesting our OrthoRecon business.
Business continuity, investments in innovation, and a seamless customer experience are top priorities, and we are highly focused on ensuring that no business momentum is lost during the transition period following the OrthoRecon business divestiture. We have had inefficiencies following the sale of the OrthoRecon business, but will have an excellent opportunity to improve efficiency and leverage fixed costs in the business going forward. Additionally, there have been expense dis-synergies as a result of the transaction, and we had short-term revenue dis-synergies as we worked through the separation of some of the remaining full-line distribution channels both in the U.S. and outside the U.S.
Following the sale of the OrthoRecon business, we are a high growth business. However, we do anticipate having operating losses until we are able to grow our revenue to a sufficient level to support our current cost structure, including the inherent infrastructure costs of our industry.
On October 27, 2014, we entered into a definitive merger agreement with Tornier under which Wright and Tornier will combine in an all stock transaction with a combined equity value of approximately $3.3 billion as of the date of the announcement. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 1.0309 ordinary shares of Tornier. Upon completion of the merger, our shareholders will own approximately 52% of the shares of the combined company on a fully diluted basis and Tornier shareholders will own approximately 48%. The transaction is subject to the customary closing conditions, including the HSR Act, as well as Wright and Tornier stockholder approval. Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and will leverage the global strengths of both product brands as a pure play Extremities-Biologics business. The combined company will have its U.S. headquarters in Memphis, Tennessee, where our current headquarters is located. Wright Medical Group N.V. will be led by Robert Palmisano, who will become president and chief executive officer of the combined company. David Mowry, Tornier’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board and five representatives from Tornier’s existing board, including Robert Palmisano and David Mowry. The merger of Wright and Tornier will create a mid-sized growth company uniquely positioned with leading technologies and specialized sales forces in three of the fastest growing areas of orthopaedics - Upper Extremities, Lower Extremities and Biologics. The highly complementary nature of the two businesses will give the combined company significant diversity and scale across a range of geographies and product categories.
Wright and Tornier have agreed to use their commercially reasonable efforts to obtain as promptly as practicable applicable federal, state and other antitrust regulatory approvals, and any other approval required under any applicable federal or state law. Under the HSR Act, Wright and Tornier must file notifications with the Federal Trade Commission and the Antitrust Division and observe a mandatory pre-merger waiting period before completing the merger. On November 25, 2014, each of Wright and Tornier filed its notification under the HSR Act. Wright and Tornier have determined that no foreign regulatory approvals are required in connection with the merger. During December 2014, Tornier voluntarily withdrew its HSR notification and then refiled. On January 28, 2015, Wright and Tornier each received a request for additional information and documentary materials, often referred to as a “second request,” from the Federal Trade Commission in connection with the merger relating to overlap in certain of Wright’s and Tornier’s lower extremity products. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the second request, unless the waiting period is terminated earlier by the FTC. Both companies are cooperating with the FTC staff in the review of the merger. In connection with the resolution of the HSR review, Wright and Tornier currently expect that Tornier will divest the U.S. Tornier Salto Talaris and Salto XT ankle replacement products and the Tornier silastic toe replacement products. Wright and Tornier intend to retain OUS rights for these products. Collectively, these products generated revenue in the United States of less than $15 million in the 12 months ended September 30, 2014 and $15.5 million in the 12 months ended December 28, 2014. At this time, we have received bids from several interested parties. Both Wright and Tornier believe that the economic effect of and the strategic rationale for the proposed merger will not materially be affected by the proposed divestiture.

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

Results of Operations
On January 9, 2014, we completed the sale of the OrthoRecon business to MicroPort. The historical financial results of the OrthoRecon business, along with on-going expenses associated with contingent liabilities associated with that business, have been reflected within discontinued operations for all periods presented.
Comparison of three months ended March 31, 2015 to three months ended March 31, 2014
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Sales	Amount	% of Sales
Net sales	$77,934	100.0%	$71,062	100.0%
Cost of sales [1]	19,125	24.5%	17,417	24.5%
Gross profit	58,809	75.5%	53,645	75.5%
Operating expenses:
Selling, general and administrative [1]	82,199	105.5%	68,648	96.6%
Research and development [1]	7,117	9.1%	5,856	8.2%
Amortization of intangible assets	2,614	3.4%	2,187	3.1%
Total operating expenses	91,930	118.0%	76,691	107.9%
Operating loss	(33,121)	(42.5%)	(23,046)	(32.4%)
Interest expense, net	7,649	9.8%	4,136	5.8%
Other expense, net	5,312	6.8%	15,286	21.5%
Loss from continuing operations before income taxes	(46,082)	(59.1%)	(42,468)	(59.8%)
Provision (benefit) from income taxes	166	0.2%	(12,170)	(17.1%)
Net loss from continuing operations	(46,248)	(59.3%)	(30,298)	(42.6%)
Loss from discontinued operations, net of tax [1]	(3,500)		(122)
Net loss	$(49,748)		$(30,420)
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31,
	2015	% of Sales	2014	% of Sales
Cost of sales	$3	—%	$111	0.2%
Selling, general and administrative	2,072	2.7%	2,004	2.8%
Research and development	262	0.3%	205	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
U.S.
Foot and Ankle	41,988	33,127	26.7%
Upper Extremity	3,874	3,653	6.0%
Biologics	11,133	11,143	(0.1%)
Other	491	1,028	(52.2%)
Total U.S.	$57,486	$48,951	17.4%

International
Foot and Ankle	11,796	12,874	(8.4%)
Upper Extremity	1,917	2,825	(32.1%)
Biologics	4,492	4,497	(0.1%)
Other	2,243	1,915	17.1%
Total International	$20,448	$22,111	(7.5%)

Total Sales	$77,934	$71,062	9.7%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $57.5 million in the first quarter of 2015, as compared to $49.0 million in the first quarter of 2014, a 17% increase.
Our U.S. foot and ankle net sales increased to $42.0 million in the first quarter of 2015, representing growth of 27% over the first quarter of 2014. This increase was driven by sales of our Total Ankle Replacement products, as well as continued growth of our ORTHOLOC® 3Di Plating System and increased sales of our PHALINX® Hammertoe System acquired during the first quarter of 2014.
Our U.S. upper extremities sales increased to $3.9 million in the first quarter of 2015, representing growth of 6%, primarily driven by sales from our Hunter TendonTM hand product.
Our U.S. biologics sales were relatively flat with net sales of $11.1 million in the first quarter of 2015.
International Segment. Net sales in our International segment totaled $20.4 million in the first quarter of 2015, as compared to $22.1 million in the first quarter of 2014, an 8% decrease due to unfavorable currency exchange rates as compared to 2014.
Our international foot and ankle sales decreased 8% to $11.8 million in the first quarter of 2015. The decrease is primarily attributable to the $2.7 million unfavorable impact of foreign currency exchange rates as compared to the first quarter of 2014. Before the impact of foreign currency, international foot and ankle sales grew 5%, driven by increased sales in our direct markets in Australia (60% growth), Canada (35% growth) and the United Kingdom (34% growth).
Our international upper extremities sales decreased 32.1% to $1.9 million in the first quarter of 2015. The decrease is primarily attributable to the $0.3 million unfavorable impact of foreign currency exchange rates as compared to the first quarter of 2014.
Our international biologics sales were relatively flat with net sales of $4.5 million in the first quarter of 2015.
Cost of Sales
Our cost of sales were flat as a percentage of net sales, totaling $19.1 million or 24.5% of sales in the first quarter of 2015, compared to $17.4 million or 24.5% of sales in the first quarter of 2014, as lower expense associated with inventory step-up amortization was offset by the unfavorable impact of foreign currency exchange rates on net sales. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 105.5% in the first quarter of 2015, compared to 96.6% in the first quarter of 2014. Selling, general and administrative expense for the first quarter of 2015 and 2014 included

$11.0 million (14.1% of net sales) and $7.4 million (10.4% of net sales) of transition and transaction costs, respectively. The remaining selling, general and administrative expenses increase as a percentage of sales was driven primarily by certain dis-synergies as a result of the sale of the OrthoRecon business, as we had not fully rebuilt our domestic and international infrastructure in Q1 of 2014.
Research and Development
Our investment in research and development activities represented approximately 9.1% of net sales in the first quarter of 2015, as compared to 8.2% of net sales in the first quarter of 2014. Research and development costs increased as a percentage of net sales primarily due to spending to support our product portfolio and recent launches.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets were $2.6 million in the first quarter of 2015 compared to $2.2 million in the first quarter of 2014. The increase is primarily driven by the first quarter of 2015 having a full quarter of amortization of the intangible assets acquired in our 2014 acquisitions of Solana and OrthoPro, versus a partial quarter during the first quarter of 2014.
Based on the intangible assets held as of March 31, 2015, we expect to recognize amortization expense of approximately $9.9 million for the full year of 2015, $7.5 million in 2016, $6.9 million in 2017, $5.4 million in 2018, and $4.9 million in 2019.
Interest Expense, Net
Interest expense, net, consists of interest expense of $7.7 million during the first quarter of 2015 and $4.2 million during the first quarter of 2014, offset by interest income of $0.1 million during the first quarter of 2015 and 2014. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2020 Notes in the first quarter of 2015. Our 2015 interest expense during the first quarter relates primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $3.0 million and $1.4 million, respectively, as well as interest expense on the 2020 Notes and 2017 Notes totaling $1.6 million and $0.9 million, respectively. Our 2014 interest expense relates primarily to non-cash interest expense associated with the amortization of the discount on the 2017 Notes of $2.3 million, as well as interest expense on the 2017 Notes totaling $1.5 million. Our interest income is generated by our invested cash balances and investments in marketable securities. The amounts of interest income we expect to realize in 2015 and beyond are subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.

We expect that interest expense will increase in 2015 due to the increased debt outstanding following the issuance of the 2020 Notes in February 2015.
Other (Income) Expense, Net
Other (income) expense, net was $5.3 million of expense in the first quarter of 2015, compared to $15.3 million of expense in the first quarter of 2014. For the first quarter of 2015, other (income) expense, net includes a $25.2 million charge for the write-off of pro-rata unamortized deferred financing fees and debt discount associated with the repayment of $240 million of the 2017 Notes, as well as an unrealized gain of $13.5 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic and a gain of $6.9 million for the net mark-to-market adjustments on and settlements of our derivative assets and liabilities. For the first quarter of 2014, other (income) expense, net includes an unrealized loss of $14.3 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic, and a net unrealized loss of $1.0 million for mark-to-market adjustments on our derivative assets and liabilities.
Provision from Income Taxes
We recorded an income tax provision of $0.2 million in the first quarter of 2015, compared to a tax benefit of $12.2 million in the first quarter of 2014. During the first quarter of 2015, our effective tax rate was approximately (0.4%) as compared to 28.7% in the first quarter of 2014. The decrease in the effective tax rate is primarily related to the tax benefit we recognized as a result of the gain generated in discontinued operations in the first quarter of 2014.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2015, net loss results from costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business. The effective tax rate within results of discontinued operations for the quarter ended March 31, 2015 was approximately 0%. For 2014, net income includes operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business, as well as the after tax impact of the $24.3 million gain on the sale of the OrthoRecon business. The 2014 effective tax rate of 100.8% within results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon segment.

Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Net Sales	$57,486	$48,951	$20,448	$22,111	$—	$—
Gross Profit	46,505	39,853	12,335	14,507	—	—
Gross Profit as a percent of net sales	80.9%	81.4%	60.3%	65.6%	N/A	N/A
Operating Income (Loss)	$2,371	$5,679	$(3,125)	$803	$(3,244)	$(3,391)
Operating Income as a percent of net sales	4.1%	11.6%	(15.3)%	3.6%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales declined from 81.4% to 80.9% due to increased manufacturing expenses associated with absorption of dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business, while operating income decreased due to continued expenses associated with investments in sales and marketing and distribution initiatives that were implemented in the latter part of 2014.
International Segment - The decrease in gross profit as a percent of net sales is primarily due to unfavorable currency exchange rates. The decline in operating profitability is due to timing associated with certain dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business, as well as continued expenses associated with certain international growth initiatives implemented in the latter part of 2014.
BioMimetic Segment - The operating loss was relatively flat, as the benefits captured with certain expense synergies were offset by incremental spending to support the anticipated approval and launch of Augment® Bone Graft.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of March 31, 2015	As of December 31, 2014
Cash and cash equivalents	$465,249	$227,326
Short-term marketable securities	—	2,575
Working capital	491,349	252,805
We have historically invested in certain long-term marketable securities with original maturity dates ranging up to 36 months, consisting of investments in government, agency, and corporate bonds. As of March 31, 2015, we held no marketable securities.
Operating Activities. Cash used in operating activities was $25.2 million for the first three months of 2015 as compared to cash used in operating activities of $27.2 million for the first three months of 2014, as favorable changes in working capital were mostly offset by lower profitability.
Investing Activities. Our capital expenditures totaled approximately $11.9 million and $7.8 million in the first three months of 2015 and 2014, respectively. The increase is primarily related to spending related to surgical instruments and corporate initiatives for enhancements to certain information technology systems. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $36 million in 2015.
Financing Activities. During the first three months of 2015, cash provided by financing activities totaled $274.7 million compared to the first three months of 2014 when cash provided in financing activities totaled $10.7 million. The change is primarily attributable to the proceeds received from the issuance of our 2020 Notes, partially offset by the principal payment on the 2017 Notes (see Note 6 to our condensed consolidated financial statements for further discussion).
As of March 31, 2015, we had less than 15% of our consolidated cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.

Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During the first three months of 2015, cash used from discontinued operations was approximately $1.5 million associated with legal defense costs, net of insurance proceeds, as compared to cash inflows from discontinued operations was approximately $270 million, driven by the cash received from the sale of the OrthoRecon business during the first three months of 2014.
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
On October 24, 2014, we received an Approvable Letter from the FDA for Augment® Bone Graft. The Approvable Letter indicated that FDA determined Augment® Bone Graft to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. On February 2, 2015, we announced that an Augment® Bone Graft vendor received a Form 483 at completion of an FDA pre-approval facility inspection, which occurred in January of 2015. The 483 cited several observations. Although we believed the vendor satisfactorily addressed the FDA’s observations, on March 25, 2015, the FDA issued the vendor a so-called Official Action Indicated (OAI) Letter which indicated that the vendor’s facility will be reinspected and must be in substantial compliance with the current Good Manufacturing Practice (cGMP) regulation as a condition for approval of the Augment® Bone Graft Premarket Approval Application. The reinspection will not be limited to any particular area or subject matter.  We have notified the FDA that the vendor is prepared for the reinspection and asked that it be scheduled for a date on or after May 4, 2015.  Assuming a satisfactory inspection result, the Company believes final approval of Augment® Bone Graft now appears more likely in the second half of 2015.
The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of recombinant human platelet-derived growth factor BB (rhPDGF-BB), one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. In October 2014, we received an Approvable Letter from the FDA in regard to our Augment PMA. The approvable letter indicates the FDA determined Augment to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. We’ve incurred expenses of approximately $15.6 million for Augment since the date of acquisition and approximately $2.1 million in the three months ended March 31, 2015. We do not expect material additional spending to obtain FDA approval for Augment.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment

Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We’ve incurred expenses of approximately $2.9 million for Augment Injectable since the date of acquisition and approximately $0.4 million in the three months ended March 31, 2015. We are currently evaluating future costs related to Augment Injectable following the recent Approvable Letter from the FDA on the Augment PMA.

Other Liquidity Information
In February 2015, we issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. In connection with the offering of the 2020 Notes, we entered into convertible note hedging transactions with three counterparties (the Option Counterparties). We also entered into warrant transactions in which we sold warrants for an aggregate of 20,489,142 shares of our common stock to the Option Counterparties. We used approximately $58 million of the net proceeds from the offering to pay the cost of the convertible note hedging transactions (after such cost was partially offset by the proceeds we received from the sale of the warrants). We also used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions.
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $465.2 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2015 of approximately $36 million, and meet our contractual cash obligations in 2015. Furthermore, we intend to use our cash balance to fund transaction and transition costs associated with the pending Tornier merger, and to meet our contractual cash obligations underlying the CVRs associated with the BioMimetic acquisition (including approximately $98 million which will be payable shortly after receipt of final approval from the FDA for Augment® bone graft), fund growth opportunities for our Extremities and Biologics business and pay certain retained liabilities of the OrthoRecon business.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Equity Price Risk
The 2017 Notes includes conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our common stock. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.
On February 13, 2015, we issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. We used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. We also settled all of the 2017 Notes Hedges and repurchased all of the warrants associated with the 2017 Notes, generating net proceeds of approximately $10 million. Following these activities, we have approximately $60 million outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes at upon maturity assuming various closing stock prices at the date of maturity:

Stock Price		Cash payment in excess of principal (in thousands)
$27.98	(10% greater than conversion price)	$6,001
$30.53	(20% greater than conversion price)	$12,002
$33.07	(30% greater than conversion price)	$18,003
$35.62	(40% greater than conversion price)	$24,004
$38.16	(50% greater than conversion price)	$30,004
The fair value of our 2017 Notes Conversion Derivative is directly impacted by the price of our common stock. The following table presents the fair values of our 2017 Notes Conversion Derivative as a result of a hypothetical 10% increase and decrease in the price of our common stock. We believe that a 10% change in the stock price is reasonably possible in the near term:

(in thousands)
	Fair Value of Security Given a 10% decrease in stock price	Fair Value of Security as of March 31, 2015	Fair Value of Security Given a 10% increase in stock price
2017 Notes Conversion Derivative (Liability)	$9,391	$13,431	$18,001
The 2020 Notes includes conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our common stock. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.
Upon the expiration of our warrants issued in connection with the 2020 Notes, we will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $40.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing stock prices on the date of warrant expiration:

Stock Price		Shares (in thousands)
$44.00	(10% greater than strike price)	1,863
$48.00	(20% greater than strike price)	3,415
$52.00	(30% greater than strike price)	4,728
$56.00	(40% greater than strike price)	5,854
$60.00	(50% greater than strike price)	6,830
The fair value of the 2020 Notes Conversion Derivative and the 2020 Notes Hedge is directly impacted by the price of our common stock. We entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with the Option Counterparties.

The 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The following table presents the fair values of the 2020 Notes Conversion Derivative and 2020 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our common stock. We believe that a 10% change in the stock price is reasonably possible in the near term:

(in thousands)
	Fair Value of Security Given a 10% decrease in stock price	Fair Value of Security as of March 31, 2015	Fair Value of Security Given a 10% increase in stock price
2020 Notes Hedges (Asset)	$106,206	$135,560	$167,490
2020 Notes Conversion Derivative (Liability)	$102,871	$136,748	$174,060

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
During the three month period ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Howmedica and Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. As a result, the District Court will lift the stay, and we will continue with our defense.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014 we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR.
In September 2013, ConforMIS, Inc. filed suit against us in the United States District Court for the District of Massachusetts, alleging that our PROPHECY® knee and ankle systems infringe four ConforMIS’ patents. On February 19, 2014, ConforMIS filed an amended complaint asserting four additional patents against us relating to alleged infringement by our PROPHECY® knee and ankle systems and naming MicroPort Orthopedics as an additional defendant. On October 9, 2014, the parties jointly advised the Court that they had reached an agreement in principle to resolve the matter. In connection with the reported settlement, we recorded expenses of $0.9 million in continuing operations and $13.8 million in discontinued operations. In addition, we recorded a $4.6 million asset in connection with the fully paid non-exclusive foot and ankle license contemplated by the reported settlement. $10.7 million of the $13.8 million recorded in discontinued operations reflects estimated royalty payments based on future sales by MicroPort Orthopedics, which will be paid through 2026. During April 2015, final license agreements were executed and the litigation has been dismissed with prejudice.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, we filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add us and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that Wright’s X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  On January 28, 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the court on April 27, 2015.
On April 17, 2015, Dr. Rama E. Chandran filed a patent infringement lawsuit against WMT in the United States District Court for the Central District of California, alleging that the Valor® Hindfoot Fusion System infringes U.S. Patent No. 6,579,293, entitled “INTRAMEDULLARY ROD WITH INTERLOCKING OBLIQUE SCREW FOR TIBIO-CALCANEAL ARTHRODESIS.” Plaintiff has not yet served the complaint.
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
Shareholder Litigation
On November 25, 2014, two purported Wright shareholders, Anthony Marks (as Trustee for Marks Clan Super) and Paul Parshall, filed class action complaints challenging the proposed merger with Tornier in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis and the Court of Chancery of the state of Delaware, respectively. On November 26, 2014, a third purported Wright shareholder, City of Warwick Retirement System, filed a class action complaint challenging the proposed merger in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis. On December 2, 2014, a fourth purported Wright shareholder, Paulette Jacques, filed a class action complaint challenging the proposed merger in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis.
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

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 26, 2015.

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

4.6
Indenture, dated as of February 13, 2015, between Wright Medical Group, Inc. and Bank of New York Mellon Trust Company, N.A. (including the form of the 2.00% Cash Convertible Senior Note due 2020).(47)

10.1
Credit Agreement dated as of February 10, 2011, among Wright Medical Group, Inc., as the Borrower; the U.S. subsidiaries of the Borrower, as the Guarantors; the Lenders named therein; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents; and US Bank National Association, as Documentation Agent. (17)

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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)

10.94	Agreement of Lease, dated December 28, 2013, by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners. (44)

10.95	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent. (43)

10.96	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative. (43)

10.97	Consulting Agreement, dated as of August 20, 2014, by and between Wright Medical Group, Inc. and Eric Stookey (46)

10.98†	Third Amendment to Amended and Restated Manufacturing and Supply Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LCC (46)

10.99†	Technology Transfer Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LLC (46)

10.100†	Amendment No. 2 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC (46)

10.101†	Amendment No. 3 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC (46)

10.102	Base Call Option Transaction Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch.(47)

10.103	Additional Call Option Transaction Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch. (47)

10.104	Base Call Option Transaction Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.105	Additional Call Option Transaction Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.106	Base Call Option Transaction Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.107	Additional Call Option Transaction Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.108	Base Warrants Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch. (47)

10.109	Additional Warrants Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch. (47)

10.110	Base Warrants Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.111	Additional Warrants Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.112	Base Warrants Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.113	Additional Warrants Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.114	License Agreement, dated as of April 13, 2015, by and between ConforMIS, Inc. and Wright Medical Technology, Inc.

10.115*	Separation Pay Agreement dated as of September 29, 2014 between Wright Medical Technology, Inc. and Kevin D. Cordell.

10.116*	Separation Pay Agreement dated as of January 15, 2014 between Wright Medical Technology, Inc. and Jason R. Senner.

11	Computation of earnings per share (included in Note 10 of the Notes to Consolidated Financial Statements in Financial Statements and Supplementary Data).

14	Code of Business Conduct(6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 17, 2013 (Commission file number 001-35823).

(4)	Incorporated by reference to our current report on Form 8-K filed on February 20, 2014 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(6)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 4, 2013 (Commission file number 000-335823).

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(11)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to our current report on Form 8-K filed on November 19, 2012 (Commission file number 000-32883).

(25)	Incorporated by reference to our current report on Form 8-K filed on March 1, 2013 (Commission file number 000-32883).

(26)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(27)	Incorporated by reference to our current report on Form 8-K filed on June 21, 2013 (Commission file number 001-35823).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(38)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(39)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(40)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(41)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

(42)	Incorporated by reference to our current report on Form 8-K filed October 18, 2013 (Commission file number 001-35823).

(43)	Incorporated by reference to our current report on Form 8-K filed January 31, 2014 (Commission file number 001-35823).

(44)	Incorporated by reference to our annual report on Form 10-K filed February 26, 2014 (Commission file number 001-35823).

(45)	Incorporated by reference to our quarterly report on Form 10-Q filed April 30, 2014 (Commission file number 001-35823).

(46)	Incorporated by reference to our annual report on Form 10-K filed February 26, 2015 (Commission file number 001-35823).

(47)	Incorporated by reference to our current report on Form 8-K filed February 13, 2015 (Commission file number 001-35823).

*	Denotes management contract or compensatory plan or arrangement.

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
Date: April 29, 2015

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.114	License Agreement, dated as of April 13, 2015, by and between ConforMIS, Inc. and Wright Medical Technology, Inc.

10.115	Separation Pay Agreement dated as of September 29, 2014 between Wright Medical Technology, Inc. and Kevin D. Cordell.

10.116	Separation Pay Agreement dated as of January 15, 2014 between Wright Medical Technology, Inc. and Jason R. Senner.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.