Form 10-Q
period 2015-06-30
WRIGHT MEDICAL GROUP INC
filed 2015-07-30
CIK 1137861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 27, 2015, there were 51,418,279 shares of common stock outstanding.

WRIGHT MEDICAL GROUP, INC.

SAFE-HARBOR STATEMENT

This Quarterly Report may contain “forward-looking statements” as defined under United States federal securities laws. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward-looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (including in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report for the quarter ended June 30, 2015, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$427,865	$227,326
Marketable securities	—	2,575
Accounts receivable, net	51,135	57,190
Inventories	110,184	88,412
Prepaid expenses	8,940	11,161
Deferred income taxes	4,560	3,437
Other current assets	53,978	50,355
Total current assets	656,662	440,456
Property, plant and equipment, net	120,583	104,235
Goodwill	186,748	190,966
Intangible assets, net	62,755	69,025
Deferred income taxes	752	815
Other assets	144,318	87,179
Total assets	$1,171,818	$892,676
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$23,075	$16,729
Accrued expenses and other current liabilities	184,337	170,204
Current portion of long-term obligations	684	718
Total current liabilities	208,096	187,651
Long-term debt and capital lease obligations	559,022	280,612
Deferred income taxes	12,700	11,566
Other liabilities	180,819	134,044
Total liabilities	960,637	613,873
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value, authorized: 100,000,000 shares; issued and outstanding: 51,409,861 shares at June 30, 2015 and 51,326,696 shares at December 31, 2014	511	509
Additional paid-in capital	783,212	751,061
Accumulated other comprehensive income	(3,314)	2,398
Accumulated deficit	(569,228)	(475,165)
Total stockholders’ equity	211,181	278,803
Total liabilities and stockholders’ equity	$1,171,818	$892,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$80,420	$72,364	$158,354	$143,426
Cost of sales [1]	21,635	20,006	40,760	37,423
Gross profit	58,785	52,358	117,594	106,003
Operating expenses:
Selling, general and administrative [1]	82,605	72,055	164,804	140,703
Research and development [1]	7,957	6,799	15,074	12,655
Amortization of intangible assets	2,565	2,675	5,179	4,862
Total operating expenses	93,127	81,529	185,057	158,220
Operating loss	(34,342)	(29,171)	(67,463)	(52,217)
Interest expense, net	10,959	4,172	18,608	8,308
Other (income) expense, net	(8,153)	18,270	(2,841)	33,556
Net loss from continuing operations before income taxes	(37,148)	(51,613)	(83,230)	(94,081)
Provision (benefit) for income taxes	158	1,970	324	(10,200)
Net loss from continuing operations	$(37,306)	$(53,583)	$(83,554)	$(83,881)
Loss from discontinued operations, net tax (Note 2)	(7,009)	(2,643)	(10,509)	(2,765)
Net loss	$(44,315)	$(56,226)	$(94,063)	$(86,646)
Net loss from continuing operations per share (Note11):
Basic	$(0.73)	$(1.08)	$(1.64)	$(1.71)
Diluted	$(0.73)	$(1.08)	$(1.64)	$(1.71)
Net loss per share (Note11):
Basic	$(0.87)	$(1.13)	$(1.85)	$(1.76)
Diluted	$(0.87)	$(1.13)	$(1.85)	$(1.76)

Weighted-average number of shares outstanding-basic	51,056	49,640	50,963	49,135
Weighted-average number of shares outstanding-diluted	51,056	49,640	50,963	49,135
___________________________

[1]	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$8	$77	$11	$188
Selling, general and administrative	3,046	3,405	5,118	5,409
Research and development	290	296	552	501

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(44,315)	$(56,226)	$(94,063)	$(86,646)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	3,285	(171)	(5,712)	(602)
Reclassification of gain on equity securities, net of taxes of $1 and $1	—	(1)	—	3
Reclassification of currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary	—	—	—	2,628
Reclassification of minimum pension liability to earnings	—	—	—	(344)
Other comprehensive income (loss)	3,285	(172)	(5,712)	1,685

Comprehensive loss	$(41,030)	$(56,398)	$(99,775)	$(84,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRIGHT MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net loss	$(94,063)	$(86,646)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10,698	8,946
Stock-based compensation expense	5,681	6,098
Amortization of intangible assets	5,179	4,862
Amortization of deferred financing costs and debt discount	12,556	5,397
Write off of deferred financing costs and debt discount	24,746	—
Deferred income taxes	2	579
Non-cash adjustments to derivative fair value	(7,370)	1,000
Gain on sale of OrthoRecon business	—	(24,277)
Mark-to-market adjustment for CVRs (Note 1)	(21,863)	32,794
Other	2,302	1,475
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	4,686	(5,553)
Inventories	(22,099)	(5,361)
Prepaid expenses and other assets	1,912	(2,384)
Accounts payable	6,609	10,699
Accrued expenses and other liabilities	20,024	781
Net cash used in operating activities	(51,000)	(51,590)
Investing activities:
Capital expenditures	(25,754)	(24,284)
Acquisition of businesses	—	(81,326)
Purchase of intangible assets	(82)	(1,289)
Sales and maturities of available-for-sale marketable securities	2,566	7,245
Proceeds from sale of assets	—	274,687
Net cash (used in) provided by investing activities	(23,270)	175,033
Financing activities:
Issuance of common stock	1,871	15,330
Proceeds from 2020 Warrants	86,400	—
Payment for 2020 Notes hedge option	(144,843)	—
Repurchase of 2017 warrants	(59,803)	—
Payment of 2017 Notes premium	(49,152)	—
Proceeds from 2017 Notes hedge option	69,764	—
Proceeds from convertible 2020 notes	632,500	—
Redemption of convertible 2017 notes	(240,000)	—
Payments of deferred financing and equity issuance costs	(20,081)	—
Payments of capital leases	(398)	(79)
Net cash provided by financing activities	276,258	15,251
Effect of exchange rates on cash and cash equivalents	(1,449)	525
Net increase in cash and cash equivalents	200,539	139,219
Cash and cash equivalents, beginning of period	227,326	168,735
Cash and cash equivalents, end of period	$427,865	$307,954

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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values of these financial instruments as of June 30, 2015 and December 31, 2014 due to their short maturities or variable rates.
The outstanding $632.5 million of our 2.00% Convertible Senior Notes maturing in 2020 (2020 Notes) are carried at cost, net of unamortized discount. The estimated fair value of the 2020 Notes was approximately $673.2 million at June 30, 2015, based on a quoted price in an active market (Level 1).
The remaining outstanding $60 million of our 2.00% Convertible Senior Notes maturing in 2017 (2017 Notes) are carried at cost, net of unamortized discount. The estimated fair value of the 2017 Notes was approximately $71.8 million at June 30, 2015, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative and 2020 Notes Conversion Derivative and 2020 Notes Hedges as of June 30, 2015:

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge
Stock Price Volatility (1)	32%	32%	32%
Credit Spread for Wright (2)	3.1%	3.6%	—%
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	1.0%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	0.5%
Credit Spread for JPMorgan Chase Bank (3)	N/A	N/A	0.7%

(1)	Volatility selected based on historical and implied volatility of common shares of Wright Medical Group, Inc.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
As part of the acquisitions of EZ Concepts Surgical Device Corporation, d/b/a EZ FrameTM and CCI® Evolution Mobile Bearing Total Ankle Replacement system (CCI acquisition), completed in 2010 and 2011, respectively, we have recorded $0.2 million of contingent liabilities for potential future cash payments related to these transactions as of June 30, 2015. The fair value of the contingent consideration associated with each of the acquisitions noted above as of June 30, 2015, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in "Other (income) expense, net" in our condensed consolidated statements of operations.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As part of the acquisition of WG Healthcare in 2013, we have recorded contingent consideration of approximately $1.7 million as of June 30, 2015. The fair value of the contingent consideration associated with this acquisition as of June 30, 2015, was determined using a discounted cash flow model, utilizing a 12% discount rate and probability adjusted estimates of the future earnings and is classified in Level 3.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of Augment® Bone Graft and upon achieving certain revenue milestones. The fair value of the CVRs outstanding at June 30, 2015 of $112.1 million was determined using the closing price of the security in the active market (Level 1). For the three and six months ended June 30, 2015, the change in the value of the CVR resulted in a $8.4 million and $21.9 million gain, respectively, which was recorded in "Other (income) expense, net" in the condensed consolidated statements of operations.
The following table summarizes the valuation of our financial instruments measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2015
Assets
Cash and cash equivalents	$427,865	$427,865	$—	$—
Available-for-sale marketable securities
Corporate debt securities	—	—	—	—
U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	—	—	—	—

2020 Notes Hedges	123,738	—	—	123,738

Total	$551,603	$427,865	$—	$123,738

Liabilities
2017 Notes Conversion Derivative	$12,550	$—	$—	$12,550
2020 Notes Conversion Derivative	125,372	—	—	125,372
Contingent consideration	1,872	—	—	1,872
Contingent consideration (CVR)	112,118	112,118	—	—

Total	$251,912	$112,118	$—	$139,794

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2014
Assets
Cash and cash equivalents	$227,326	$227,326	$—	$—
Available-for-sale marketable securities
Corporate debt securities	566	—	566	—
U.S. Government debt securities	2,009	2,009	—	—
Total available-for-sale marketable securities	2,575	2,009	566	—

2017 Notes Hedges	80,000	—	—	80,000

Total	$309,901	$229,335	$566	$80,000

Liabilities
2017 Notes Conversion Derivative	$76,000	$—	$—	$76,000
Contingent consideration	1,705	—	—	1,705
Contingent consideration (CVR)	$133,981	133,981	$—	$—
Total	$211,686	$133,981	$—	$77,705

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2014	Addition	Transfers into Level 3	Gain/(Losses) included in Earnings	Currency	Settlements	Balance at June 30, 2015

2017 Notes Hedges	$80,000	—	—	(10,236)	—	(69,764)	$—
2017 Notes Conversion Derivative	$(76,000)	—	—	14,298	—	49,152	$(12,550)
2020 Notes Hedges	$—	144,843	—	(21,105)	—	—	$123,738
2020 Notes Conversion Derivative	$—	(149,784)	—	24,412	—	—	$(125,372)
Contingent Consideration	$(1,705)	—	—	(159)	(8)	—	$(1,872)

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

All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. In addition, costs associated with corporate employees and infrastructure transferred as a part of the sale were included in discontinued operations. The following table summarizes the results of discontinued operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$—	$114	$—	$3,056
(Loss) income before tax (including $24.3 million gain from disposal in 2014)	(7,009)	(4,318)	(10,509)	11,016
Income tax (benefit) provision	—	(1,675)	—	13,781
(Loss) income from discontinued operations, net of tax	(7,009)	(2,643)	(10,509)	(2,765)
Net loss from discontinued operations per share (Note11):
Basic	$(0.14)	$(0.05)	$(0.21)	$(0.06)
Diluted	$(0.14)	$(0.05)	$(0.21)	$(0.06)

Weighted-average number of shares outstanding-basic	51,056	49,640	50,963	49,135
Weighted-average number of shares outstanding-diluted	51,056	49,640	50,963	49,135

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

3. Inventories
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$7,834	$6,910
Work-in-process	18,113	13,849
Finished goods	84,237	67,653
	$110,184	$88,412

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
As of June 30, 2015, we had no marketable securities. As of December 31, 2014, we had current marketable securities totaling $2.6 million, respectively, consisting of investments in corporate and government bonds, all of which are valued at fair value using a market approach.
The following tables present a summary of our marketable securities as of December 31, 2014 (in thousands):

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2014
Available-for-sale marketable securities
Corporate debt securities	566	—	—	566
U.S. government debt securities	2,009	—	—	2,009
Total available-for-sale marketable securities	$2,575	$—	$—	$2,575

5. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Property, plant and equipment, at cost	$216,490	$191,094
Less: Accumulated depreciation	(95,907)	(86,859)
	$120,583	$104,235

6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Capital lease obligations	$12,329	$8,678
2017 Notes	55,502	272,652
2020 Notes	491,875	—
	559,706	281,330
Less: current portion	(684)	(718)
	$559,022	$280,612
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and six months ended June 30, 2015, the Company recorded $0.5 million and $1.9 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
In connection with the 2020 Notes Offering, on February 13, 2015, we purchased and extinguished $240 million aggregate principal amount of the 2017 Notes. As a result of this transaction, we recognized approximately $24.7 million for the write off of related pro-rata unamortized deferred financing fees and debt discount within "Other expense (income), net" in our condensed consolidated statements of operations. As of June 30, 2015, $60 million aggregate principal amount of the 2017 Notes remain outstanding and is included within long-term obligations on the consolidated balance sheet.
The components of the 2017 Notes were as follows (in thousands):

	June 30, 2015	December 31, 2014
Principal amount of 2017 Notes	$60,000	$300,000
Unamortized debt discount	(4,498)	(27,348)
Net carrying amount of 2017 Notes	$55,502	$272,652
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and six months ended June 30, 2015, we recorded $6.1 million and $9.2 million of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
The components of the 2020 Notes were as follows (in thousands):

	June 30, 2015	December 31, 2014
Principal amount of 2020 Notes	$632,500	$—
Unamortized debt discount	(140,625)	—
Net carrying amount of 2020 Notes	$491,875	$—

We entered into 2020 Notes Hedges in connection with the issuance of the 2020 Notes with three counterparties (the Option Counterparties). The 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2020 Notes at a time when our stock price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger other than our proposed merger with Tornier, or other make-whole fundamental change (as defined in the 2020 Notes indenture), (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our common stock in the market or other material increases in the cost to the Option Counterparties of hedging the 2020 Note Hedges and warrants, (iii) our failure to perform certain obligations under our 2020 Notes indenture or under the 2020 Notes Hedges and warrant transactions, (iv) certain payment defaults on our existing indebtedness in excess of $25 million or (v) if we or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the Option Counterparties have the discretion to terminate the 2020 Note Hedges and warrant transactions at a value determined by them in a commercially reasonable manner, which may reduce the effectiveness of the 2020 Note Hedges or increase our obligations under the warrant transactions. In addition, the Option Counterparties have broad discretion to make certain adjustments to the 2020 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of our 2020 Notes, (ii) a change in law that adversely impacts the Option Counterparties’ ability to hedge their positions in our 2020 Note Hedges and warrants or (iii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer for more than 10% of our shares of common stock or that may have a material economic effect on the warrant transactions. Any such adjustment may also reduce the effectiveness of the 2020 Note Hedges or increase our obligations under the warrant transactions. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 7 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative.
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
Capital Leases
In May 2015, the capital lease associated with our corporate headquarters building was amended to increase our occupied space, and to extend the lease term an additional 24 months with the new expiration date October 31, 2026. The amendment resulted in a $4.0 million increase to our liability.

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
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	June 30, 2015	December 31, 2014
2017 Notes Hedges	Other assets	$—	$80,000
2017 Notes Conversion Derivative	Other liabilities	$12,550	$76,000

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
2017 Notes Hedges	$—	$5,000	$(10,236)	$6,000
2017 Notes Conversion Derivative	881	(5,000)	14,298	(7,000)
Net gain (loss) on changes in fair value	$881	$—	$4,062	$(1,000)
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

	Location on condensed consolidated balance sheet	June 30, 2015	December 31, 2014
2020 Notes Hedges	Other assets	$123,738	$—
2020 Notes Conversion Derivative	Other liabilities	$125,372	$—
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting, thus any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
2020 Notes Hedges	$(11,822)	$—	$(21,105)	$—
2020 Notes Conversion Derivative	11,376	—	24,412	—
Net (loss) gain on changes in fair value	$(446)	$—	$3,307	$—
Derivatives not Designated as Hedging Instruments
We employ a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At June 30, 2015, we had no foreign currency contracts outstanding.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2015, are as follows (in thousands):

	U.S.	International	BioMimetic	Total
Goodwill at December 31, 2014	$173,589	$16,041	$1,336	$190,966
Foreign currency translation	—	(4,218)	—	(4,218)
Goodwill at June 30, 2015	$173,589	$11,823	$1,336	$186,748
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the quarter ended December 31.
The components of our identifiable intangible assets are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangibles
In-process research and development technology	$4,266		$4,266
Tradename	4,021		4,004
Total indefinite life intangibles	8,287		8,270

Finite life intangibles
Distribution channels	250	206	250	194
Completed technology	32,753	10,910	33,253	9,185
Licenses	8,233	1,965	8,234	1,637
Customer relationships	27,239	5,718	27,946	4,636
Trademarks	2,755	2,218	2,798	1,850
Non-compete agreements	6,786	3,173	8,508	3,397
Other	771	129	771	106
Total finite life intangibles	78,787	$24,319	81,760	$21,005

Total intangibles	87,074		90,030
Less: Accumulated amortization	(24,319)		(21,005)
Intangible assets, net	$62,755		$69,025
Based on total finite life intangible assets held at June 30, 2015, we expect to amortize approximately $10.0 million for the full year of 2015, $7.6 million in 2016, $7.0 million in 2017, $5.4 million in 2018, and $5.0 million in 2019.

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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in and reclassifications out of AOCI, net of tax, for the six months ended June 30, 2015 were as follows (in thousands):

	Currency Translation Adjustment (CTA)	Unrealized Gain(Loss) on Marketable Securities	Minimum Pension Liability Adjustment	Total
Balance December 31, 2014	$2,398	$—	$—	$2,398
Other comprehensive income (loss), net of tax	(5,712)	—	—	(5,712)
Balance June 30, 2015	$(3,314)	$—	$—	$(3,314)

10. Changes in Stockholders' Equity
The below table provides an analysis of changes in each balance sheet caption of stockholders’ equity for the six months ended June 30, 2015 and 2014 (in thousands, except share data):

	Six Months Ended June 30, 2015
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2014	51,326,696	$509	$751,061	$(475,165)	$2,398	$278,803
2015 Activity:
Net loss	—	—	—	(94,063)	—	(94,063)
Foreign currency translation	—	—	—	—	(5,712)	(5,712)
Issuances of common stock	79,814	—	1,877	—	—	1,877
Grant of non-vested shares of common stock	—	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(5,785)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	9,136	2	(2)	—	—	—
Stock-based compensation	—	—	5,701	—	—	5,701
Issuance of stock warrants, net of equity issuance costs	—	—	24,575	—	—	24,575
Balance at June 30, 2015	51,409,861	$511	$783,212	$(569,228)	$(3,314)	$211,181

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2014
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2013	47,993,765	$473	$656,770	$(215,482)	$17,953	$459,714
2014 Activity:
Net loss	—	—	—	(86,646)	—	(86,646)
Foreign currency translation	—	—	—	—	(602)	(602)
Reclassification of gain on equity securities, net of taxes $1	—	—	—	—	3	3
Minimum pension liability adjustment [1]	—	—	—	—	(344)	(344)
CTA write-off to earnings related to liquidation of Japanese subsidiary [1]	—	—	—	—	2,628	2,628
Issuances of common stock	678,565	7	15,264	—	—	15,271
Common stock issued in connection with Solana acquisition	1,364,632	13	41,430	—	—	41,443
Grant of non-vested shares of common stock	225,833	—	—	—	—	—
Forfeitures of non-vested shares of common stock	(9,038)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	78,116	5	(5)	—	—	—
Stock-based compensation	—	—	10,333	—	—	10,333
Balance at June 30, 2014	50,331,873	$498	$723,792	$(302,128)	$19,638	$441,800

[1]
The balances of CTA and minimum pension liability adjustment within AOCI were written-off following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

11. Earnings Per Share
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our common stock equivalents. Our common stock equivalents consist of stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units, 2.625% Convertible Senior Notes maturing on December 1, 2014 (2014 Notes), and warrants. The dilutive effect of the stock options, non-vested shares of common stock, stock-settled phantom stock units, restricted stock units and warrants is calculated using the treasury-stock method. The dilutive effect of the 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. During the three- and six- month periods ended June 30, 2014, the 2014 Notes had an anti-dilutive effect on earnings per share and we therefore excluded them from the dilutive shares calculation. In addition, approximately 0.9 million and 0.9 million common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three- and six- month periods ended June 30, 2015, respectively, because their effect is anti-dilutive as a result of our net loss in that period. In addition, approximately 1.3 million and 1.6 million common stock equivalents have been excluded from the computation of diluted net loss from continuing operations per share for the three- and six- month periods ended June 30, 2014, because their effect is anti-dilutive as a result of our net loss in that period.

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The weighted-average number of shares outstanding for basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average number of shares outstanding, basic	51,056	49,640	50,963	49,135
Common stock equivalents	—	—	—	—
Weighted-average number of shares outstanding, diluted	51,056	49,640	50,963	49,135

Net-share settled warrants were anti-dilutive for the three- and six- month periods ended June 30, 2015 and for the three-month period ended June 30, 2014. Additionally, the following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	107	124	779	89
Non-vested shares, restricted stock units, and stock-settled phantom stock units	—	689	1	404
2014 Notes	—	115	—	115

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
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court has lifted the stay, and we will continue with our defense as to any remaining patent claims asserted by Bonutti.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. We are continuing with our defense before the District Court.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court will lift the stay, and we will continue with our defense as to any remaining patent claims asserted by AngleFix.
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
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that Wright’s X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the court on April 27, 2015.
On January 13, 2015, we received a notice from Corin Limited claiming a portion of the INFINITY® Total Ankle System infringes their patent rights in France, Germany, Italy, Spain, the Netherlands, and the United Kingdom. We are currently investigating the merits of this claim.
On April 17, 2015, Dr. Rama E. Chandran filed a patent infringement lawsuit against WMT in the United States District Court for the Central District of California, alleging that the Valor® Hindfoot Fusion System infringes U.S. Patent No. 6,579,293, entitled “INTRAMEDULLARY ROD WITH INTERLOCKING OBLIQUE SCREW FOR TIBIO-CALCANEAL ARTHRODESIS.” On July 17, 2015, the plaintiff dismissed his complaint without prejudice.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of our OrthoRecon business, we will continue to be responsible for defense of pre-existing patent infringement cases relating to our OrthoRecon business, and for resulting liabilities, if any.
Product Liability

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $17.1 million to $26.5 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accruals.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $17.1 million, which represents the low-end of our estimated aggregate range of loss. We have classified $5 million of this liability as current in “Accrued expenses and other current liabilities” and $12.1 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. As of June 30, 2015, our insurance receivable related to Modular Neck Claims totals $25 million, which consists of $25 million for cash spending to date associated with defense and settlement costs. We have classified the $25 million within current receivables. We have requested, but not yet received, payment of this amount from the third insurance carrier in the tower for that policy period. That carrier has continued to seek information related to the Modular Neck Claims in order to complete its investigation, and has reserved its rights with respect to a number of terms and conditions in its policy that could limit or preclude coverage. We have responded to those requests. While we expect the excess carrier ultimately will adopt the coverage position taken by the two underlying carriers, it is possible it will assert that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. If that were to occur, we would dispute that position and seek recourse in the appropriate forum.
We have reached the maximum insurance coverage for Modular Neck Claims of $40 million. We recognized approximately $9.2 million of expense within results from discontinued operations during the six months ended June 30, 2015 for legal expenses and adjustments to our estimated liabilities for future settlements recognized in excess of the $40 million insurance recovery limit. Future expenses associated with defense costs and revisions to our estimated product liability will be recognized as incurred within results of discontinued operations. As noted above, our insurance receivable for cash spending is $25 million, and all remaining cash spending will be in excess of this maximum.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system under multi-district litigation, and certain other claims in state courts in California, collectively the “Consolidated Metal-on-Metal Claims,” as further discussed in Part II Item I of this Quarterly Report. The number of these lawsuits presently exceeds 1,000. We have also entered into an excess of 700 so called "tolling agreements" with potential claimants who have not yet filed suit. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we are participating in court supervised non-binding mediation in the multi-district federal court litigation. This mediation is continuing. The supervising judge in the Federal Court consolidated proceedings has advised the parties that he may set a bellwether trial date in October 2015, and the supervising judge in the California state court proceeding has set a trial date in March 2016.

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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. During the first quarter of 2015, we received $5 million of insurance proceeds, which represent the amount undisputed by the carrier for the policy year the first claim was asserted. Our acceptance of these proceeds was not a waiver of any other claim that we may have against the insurance carrier. As of June 30, 2015, this receivable totaled $13.3 million, and is solely related to defense costs incurred through June 30, 2015. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.
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
In May 2015, we entered into confidential settlement discussions with our insurance carriers through a private mediator.  These discussions are continuing.
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
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing.  This was a one-of-a-kind case unrelated to the modular neck fracture cases we have been reporting. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. We are presently evaluating our post-trial options. The $4.4 million probable liability associated with this matter is reflected within “Accrued expenses and other current liabilities,” and a $4.1 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
Microport Indemnification Claim
In July 2015, we received a written demand from MicroPort seeking indemnification, under the terms of the asset purchase agreement for the sale of our OrthoRecon business, for losses or potential losses it has incurred or may incur as a result of either alleged breaches of representations in the asset purchase agreement or alleged unassumed liabilities. MicroPort asserts the range of potential losses for which it seeks indemnity is between $18.5 million and $30 million. We expect to vigorously contest the validity of these claims. Due to the recent receipt of this demand, we are currently evaluating this matter and have not determined the likelihood of an unfavorable outcome.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.

13. Segment Information
During the first quarter of 2014, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as three operating business segments: U.S., International and BioMimetic, based on management's change to the way it monitors performance, aligns strategies, and allocates resources which resulted in a change in our reportable segments. We determined that each of these operating segments represented a reportable segment.
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

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three- and six-months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015
	U.S.	International	BioMimetic	Corporate	Total
Sales	$58,270	$22,150	$—	$—	$80,420
Depreciation expense	3,173	735	44	1,466	5,418
Amortization expense	2,048	463	29	—	2,540
Segment operating income (loss)	$3,431	$(2,906)	$(3,855)	$(18,837)	$(22,167)
Other:
Inventory step-up amortization					(21)
Distributor conversion and non-compete charges					(25)
Due diligence, transaction and transition expenses					(12,129)
Operating loss					(34,342)
Interest expense, net					10,959
Other (income) expense, net					(8,153)
Loss before income taxes					$(37,148)
Capital expenditures	$12,460	$1,424	$16	$—	$13,900

	Three Months Ended June 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$49,343	$23,021	$—	$—	$72,364
Depreciation expense	2,383	764	108	1,344	4,599
Amortization expense	1,431	539	77	1	2,048
Segment operating income (loss)	$786	$25	$(3,393)	$(19,408)	$(21,990)
Other:
Inventory step-up amortization					(615)
Distributor conversion and non-compete charges					(678)
Due diligence, transaction and transition expenses					(5,888)
Operating loss					(29,171)
Interest expense, net					4,172
Other (income) expense, net					18,270
Loss before income taxes					$(51,613)
Capital expenditures	$3,997	$3,574	$37	$8,840	$16,448

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2015
	U.S.	International	BioMimetic	Corporate	Total
Sales	$115,756	$42,598	$—	$—	$158,354
Depreciation expense	6,193	1,503	81	2,921	10,698
Amortization expense	4,107	933	90	—	5,130
Segment operating income (loss)	$5,802	$(6,031)	$(7,099)	$(36,884)	$(44,212)
Other:
Inventory step-up amortization					(49)
Distributor conversion and non-compete charges					(49)
Due diligence, transaction and transition expenses					(23,153)
Operating loss					(67,463)
Interest expense, net					18,608
Other (income) expense, net					(2,841)
Loss before income taxes					$(83,230)
Capital expenditures	$23,206	$2,479	$44	$25	$25,754

	Six Months Ended June 30, 2014
	U.S.	International	BioMimetic	Corporate	Total
Sales	$98,294	$45,132	$—	$—	$143,426
Depreciation expense	4,678	1,405	217	2,540	8,840
Amortization expense	2,527	1,117	153	1	3,798
Segment operating income (loss)	$6,465	$828	$(6,784)	$(36,997)	$(36,488)
Other:
Inventory step-up amortization					(1,219)
Distributor conversion and non-compete charges					(1,220)
Due diligence, transaction and transition expenses					(13,290)
Operating loss					(52,217)
Interest expense, net					8,308
Other (income) expense, net					33,556
Loss before income taxes					$(94,081)
Capital expenditures	$9,197	$4,307	$39	$10,741	$24,284
Assets in the U.S., International and BioMimetic segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, marketable securities, derivative asset, property, plant and equipment associated with our corporate infrastructure, assets associated with OrthoRecon insurance receivables, and assets associated with income taxes. Total assets by business segment as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$459,537	$104,029	$21,251	$587,001	$1,171,818

	December 31, 2014
	U.S.	International	BioMimetic	Corporate	Total
Total assets	$450,055	$94,412	$17,924	$330,285	$892,676

WRIGHT MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Our principal geographic regions consist of the United States, Europe (which includes the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). The following table presents net sales by geographic area for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended			Six Months Ended
Geographic	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
United States	$58,270	$49,343	18.1%	$115,756	$98,294	17.8%
Europe	11,985	11,693	2.5%	24,233	25,435	(4.7%)
Other	10,165	11,328	(10.3%)	18,365	19,697	(6.8%)
Total net sales	$80,420	$72,364	11.1%	$158,354	$143,426	10.4%

Long-lived assets by geographic area as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

Long-Lived Assets:	June 30, 2015	December 31, 2014
United States	$108,932	$92,822
Europe	8,248	8,065
Other	3,403	3,348
Total	$120,583	$104,235

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three month period ended June 30, 2015. This discussion should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2014, which includes additional information about our critical accounting policies and practices and risk factors, and Note 1 of Part I of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
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
Significant Quarterly Business Developments. Net sales increased 11% in the quarter ended June 30, 2015 to $80.4 million, compared to net sales of $72.4 million in the quarter ended June 30, 2014, driven primarily by a 17% increase in global foot and ankle sales.
Our U.S. sales increased 18% in the second quarter of 2015, as result of a 25% increase in foot and ankle sales, while upper extremities sales increased 11% and biologics sales were relatively flat. Total Ankle Replacement sales increased 50%, a key driver of the increase in U.S. foot and ankle sales.
Our international sales decreased 4% to $22.2 million in the second quarter of 2015, compared to $23.0 million in the second quarter of 2014, due entirely to unfavorable currency exchange rates which had a negative $3.0 million impact on our second quarter 2015 sales as compared to the second quarter of 2014. Before the impact of currency, our international sales grew 9%, driven primarily by a 19% increase in sales in Europe.
In the second quarter of 2015, we recorded a net loss from continuing operations of $37.3 million, compared to a net loss from continuing operations of $53.6 million for the second quarter of 2014. The decrease in net loss from continuing operations was driven primarily by the $27.0 million of year-over-year favorability in mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the acquisition of BioMimetic, partially offset by a $6.2 million increase in transition and transaction costs, mainly due to spending in 2015 related to the pending Tornier merger, and a $6.8 million increase in cash and non-cash interest expense, driven by the incremental debt issued during the first quarter of 2015.
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
On October 27, 2014, we entered into a definitive merger agreement with Tornier under which Wright and Tornier will combine in an all-stock transaction with a combined equity value of approximately $3.3 billion as of the date of the announcement. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 1.0309 ordinary shares of Tornier. Upon completion of the merger, our shareholders will own approximately 52% of the shares of the combined company on a fully diluted basis and Tornier shareholders will own approximately 48%. On June 18, 2015, all proposals related to the combination of Wright and Tornier were approved by both Wright's and Tornier's shareholders. The transaction remains subject to the customary closing conditions, including the HSR Act review by the Federal Trade Commission (FTC). Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and will leverage the global strengths of both product brands as a pure play Extremities-Biologics business. The combined company will have its U.S. headquarters in Memphis, Tennessee, where our current headquarters is located. Wright Medical Group N.V. will be led by Robert Palmisano, who will become president and chief executive officer of the combined company. David Mowry, Tornier’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board and five representatives from Tornier’s existing board, including Robert Palmisano and David Mowry. The merger of Wright and Tornier will create a mid-sized growth company uniquely positioned with leading technologies and specialized sales forces in three of the fastest growing areas of orthopaedics - Upper Extremities, Lower Extremities and Biologics. The highly complementary nature of the two businesses will give the combined company significant diversity and scale across a range of geographies and product categories.
Wright and Tornier have agreed to use their commercially reasonable efforts to obtain as promptly as practicable applicable federal, state and other antitrust regulatory approvals, and any other approval required under any applicable federal or state law. Under the HSR Act, Wright and Tornier must file notifications with the FTC and the Antitrust Division and observe a mandatory pre-merger waiting period before completing the merger. On November 25, 2014, each of Wright and Tornier filed its notification under the HSR Act. Wright and Tornier have determined that no foreign regulatory approvals are required in connection with the merger. During December 2014, Tornier voluntarily withdrew its HSR notification and then refiled. On January 28, 2015, Wright and Tornier each received a request for additional information and documentary materials, often referred to as a “second request,” from the FTC in connection with the merger relating to overlap in certain of Wright’s and Tornier’s lower extremity products. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the second request, unless the waiting period is terminated earlier by the FTC. Both companies are cooperating with the FTC staff in the review of the merger. In connection with the resolution of the HSR review, Wright and Tornier currently expect that Tornier will divest the U.S. Tornier Salto Talaris and Salto XT ankle replacement products and the Tornier silastic toe replacement products. Wright and Tornier intend to retain OUS rights for these products. Collectively, these products generated revenue in the United States of less than $15 million in the 12 months ended September 30, 2014 and $15.5 million in the 12 months ended December 28, 2014. At this time, we have received bids from several interested parties. Both Wright and Tornier believe that the economic effect of and the strategic rationale for the proposed merger will not materially be affected by the proposed divestiture.
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

Comparison of three months ended June 30, 2015 to three months ended June 30, 2014
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Sales	Amount	% of Sales
Net sales	$80,420	100.0%	$72,364	100.0%
Cost of sales [1]	21,635	26.9%	20,006	27.6%
Gross profit	58,785	73.1%	52,358	72.4%
Operating expenses:
Selling, general and administrative [1]	82,605	102.7%	72,055	99.6%
Research and development [1]	7,957	9.9%	6,799	9.4%
Amortization of intangible assets	2,565	3.2%	2,675	3.7%
Total operating expenses	93,127	115.8%	81,529	112.7%
Operating loss	(34,342)	(42.7%)	(29,171)	(40.3%)
Interest expense, net	10,959	13.6%	4,172	5.8%
Other expense, net	(8,153)	(10.1%)	18,270	25.2%
Loss from continuing operations before income taxes	(37,148)	(46.2%)	(51,613)	(71.3%)
Provision (benefit) from income taxes	158	0.2%	1,970	2.7%
Net loss from continuing operations	(37,306)	(46.4%)	(53,583)	(74.0%)
Loss from discontinued operations, net of tax [1]	(7,009)		(2,643)
Net loss	$(44,315)		$(56,226)
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,
	2015	% of Sales	2014	% of Sales
Cost of sales	$8	—%	$77	0.1%
Selling, general and administrative	3,046	3.8%	3,405	4.7%
Research and development	290	0.4%	296	0.4%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three Months Ended
	June 30, 2015	June 30, 2014	% change
U.S.
Foot and Ankle	42,360	33,912	24.9%
Upper Extremity	4,175	3,751	11.3%
Biologics	11,281	11,071	1.9%
Other	454	609	(25.4%)
Total U.S.	$58,270	$49,343	18.1%

International
Foot and Ankle	12,600	12,940	(2.6%)
Upper Extremity	2,042	3,699	(44.8%)
Biologics	5,318	5,080	4.7%
Other	2,190	1,302	68.2%
Total International	$22,150	$23,021	(3.8%)

Total Sales	$80,420	$72,364	11.1%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $58.3 million in the second quarter of 2015, as compared to $49.3 million in the second quarter of 2014, an 18% increase.
Our U.S. foot and ankle net sales increased to $42.4 million in the second quarter of 2015, representing growth of 25% over the second quarter of 2014. This increase was driven by continued success of our Total Ankle Replacement products and our ORTHOLOC® 3Di Plating System, as well as increased sales of our PHALINX® Hammertoe System and FUSEFORCE® Fixation System, both acquired during the first quarter of 2014.
Our U.S. upper extremities sales increased to $4.2 million in the second quarter of 2015, representing growth of 11%, primarily driven by sales from EVOLVE® and Swanson finger products.
Our U.S. biologics sales grew 1.9% with net sales of $11.3 million in the second quarter of 2015.
International Segment. Net sales in our International segment totaled $22.2 million in the second quarter of 2015, as compared to $23.0 million in the second quarter of 2014, a 4% decrease due to unfavorable currency exchange rates as compared to 2014.
Our international foot and ankle sales declined 2.6% to $12.6 million in the second quarter of 2015, primarily due to the $1.7 million unfavorable impact of foreign currency exchange rates as compared to the first quarter of 2014. Before the impact of foreign currency, international foot and ankle sales grew 11%, primarily driven by a 17% increase in Europe.
Our international upper extremities sales decreased 44.8% to $2.0 million in the second quarter of 2015 and included a $0.3 million unfavorable impact of foreign currency exchange rates as compared to the second quarter of 2014.
Our international biologics sales increased 4.7% to $5.3 million in the second quarter of 2015. Foreign currency exchange rates had a $0.5 million unfavorable impact on sales as compared to the second quarter of 2014. Before the impact of foreign currency, international biologic sales grew 15% driven by increased sales of Augment® Bone Graft and Augment® Injectable Bone Graft in Australia.
Cost of Sales
Our cost of sales declined as a percentage of net sales, totaling $21.6 million or 26.9% of sales in the second quarter of 2015, compared to $20.0 million or 27.6% of sales in the second quarter of 2014 due to lower expense associated with inventory step-up amortization, as favorable geographic mix was mostly offset by the unfavorable impact of foreign currency exchange rates on net sales. Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, cost of raw materials, and currency exchange rates.
Selling, General and Administrative
Our selling, general and administrative expenses as a percentage of net sales totaled 102.7% in the second quarter of 2015, compared to 99.6% in the second quarter of 2014. Selling, general and administrative expense for the second quarter of 2015 and 2014 included $12.1 million (15.1% of net sales) and $5.9 million (8.2% of net sales) of transition and transaction costs, respectively. The remaining selling, general and administrative expenses decrease as a percentage of sales was driven primarily by leveraging relatively flat general and administrative expenses while growing revenues.
Research and Development
Our investment in research and development activities represented approximately 9.9% of net sales in the second quarter of 2015, as compared to 9.4% of net sales in the second quarter of 2014. Research and development costs increased as a percentage of net sales primarily due to spending to support our product portfolio.
Amortization of Intangible Assets
Charges associated with the amortization of intangible assets were $2.6 million in the second quarter of 2015 compared to $2.7 million in the second quarter of 2014.
Based on the intangible assets held as of June 30, 2015, we expect to recognize amortization expense of approximately $10 million for the full year of 2015, $7.6 million in 2016, $7.0 million in 2017, $5.4 million in 2018, and $5.0 million in 2019.
Interest Expense, Net
Interest expense, net, consists of interest expense of $11.0 million during the second quarter of 2015 and $4.2 million during the second quarter of 2014, offset by interest income of $0.1 million during the second quarter of 2015 and 2014. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2020 Notes in the first quarter of 2015. Our 2015 interest expense relates primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $6.6 million, non-cash interest expense associated with the amortization of deferred financing of $0.8 million, as well as cash interest expense primarily associated with the coupon on the 2020 Notes and 2017 Notes totaling $3.5 million. Our 2014 interest expense relates primarily to non-cash interest expense associated with the amortization of the discount on the 2017 Notes of $2.3 million, as well as interest expense on the 2017 Notes totaling $1.5 million. Our interest income is generated by our invested cash balances and investments in marketable securities. As of second quarter of 2015, we no longer have investments in marketable securities. The amounts of interest income we expect to realize in 2015 and beyond are subject to variability, dependent upon the amount of excess cash balances on hand.

We expect that interest expense will continue to be higher in 2015 than 2014 due to the increased debt outstanding following the issuance of the 2020 Notes in February 2015.
Other (Income) Expense, Net
Other (income) expense, net was $8.2 million of income in the second quarter of 2015, compared to $18.3 million of expense in the second quarter of 2014. For the second quarter of 2015, other (income) expense, net primarily consists of an unrealized gain of $8.4 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic. For the second quarter of 2014, other (income) expense, net includes an unrealized loss of $18.5 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic.
Provision from Income Taxes
We recorded an income tax provision of $0.2 million in the second quarter of 2015, compared to a tax benefit of $2.0 million in the second quarter of 2014.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, consists of the remaining cost of operations of the OrthoRecon business that was sold to MicroPort. For 2015 and 2014, net loss results from costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business. The effective tax rate within results of discontinued operations for the quarters ended June 30, 2015 and 2014 was 0% and 39%, respectively.
Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Net Sales	$58,270	$49,343	$22,150	$23,021	$—	$—
Gross Profit	45,471	37,925	13,343	15,125	—	—
Gross Profit as a percent of net sales	78.0%	76.9%	60.2%	65.7%	N/A	N/A
Operating Income (Loss)	$3,431	$786	$(2,906)	$25	$(3,855)	$(3,393)
Operating Income as a percent of net sales	5.9%	1.6%	(13.1)%	0.1%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales increased from 76.9% to 78.0% and operating income increased from 1.6% to 5.9% primarily due to leveraging of certain fixed expenses that remained relatively flat while revenues grew.
International Segment - The decrease in gross profit as a percent of net sales is primarily due to continued unfavorable currency exchange rates experienced during 2015. The decline in operating profitability is due to timing associated with certain dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business, as well as continued expenses associated with certain international growth initiatives implemented in the latter part of 2014.
BioMimetic Segment - The operating loss was relatively flat, as the benefits captured with certain expense synergies were offset by incremental spending to support the anticipated approval and launch of Augment® Bone Graft.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	2015		2014
	Amount	% of Sales	Amount	% of Sales
Net sales	$158,354	100.0%	$143,426	100.0%
Cost of sales [1]	40,760	25.7%	37,423	26.1%
Gross profit	117,594	74.3%	106,003	73.9%
Operating expenses:
Selling, general and administrative [1]	164,804	104.1%	140,703	98.1%
Research and development [1]	15,074	9.5%	12,655	8.8%
Amortization of intangible assets	5,179	3.3%	4,862	3.4%
Total operating expenses	185,057	116.9%	158,220	110.3%
Operating loss	(67,463)	(42.6%)	(52,217)	(36.4%)
Interest expense, net	18,608	11.8%	8,308	5.8%
Other expense (income), net	(2,841)	(1.8%)	33,556	23.4%
Loss from continuing operations before income taxes	(83,230)	(52.6%)	(94,081)	(65.6%)
Benefit from income taxes	324	0.2%	(10,200)	(7.1%)
Net loss from continuing operations	(83,554)	(52.8%)	(83,881)	(58.5%)
Loss from discontinued operations, net of tax [1]	(10,509)		(2,765)
Net loss	$(94,063)		$(86,646)
__________________________

(1)	These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30,
	2015	% of Sales	2014	% of Sales
Cost of sales	$11	—%	$188	0.1%
Selling, general and administrative	5,118	3.2%	5,409	3.8%
Research and development	552	0.3%	501	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six Months Ended
	June 30, 2015	June 30, 2014	% change
U.S.
Foot and Ankle	84,348	67,039	25.8%
Upper Extremity	8,049	7,404	8.7%
Biologics	22,414	22,214	0.9%
Other	945	1,637	(42.3%)
Total U.S.	$115,756	$98,294	17.8%

International
Foot and Ankle	24,396	25,814	(5.5%)
Upper Extremity	3,959	6,524	(39.3%)
Biologics	9,810	9,577	2.4%
Other	4,433	3,217	37.8%
Total International	$42,598	$45,132	(5.6%)

Total Sales	$158,354	$143,426	10.4%

Net Sales
U.S. Segment. Net sales in our U.S. segment totaled $115.8 million in the first six months of 2015, as compared to $98.3 million in the second quarter of 2014, an 18% increase.
Our U.S. foot and ankle net sales increased to $84.3 million in the first six months of 2015, representing growth of 26% over the first six months of 2014. The increase was driven by the strong performance of our Total Ankle Replacement product sales throughout the first six months of 2015, as well as sales of our PHALINX® Hammertoe System and FUSEFORCE® Fixation System, both acquired during the first quarter of 2014.
Our U.S. biologics sales totaled $22.4 million in the first six months of 2015, representing a 0.9% increase from the first six months of 2014.
International Segment. Net sales in our International segment totaled $42.6 million in the first six months of 2015, as compared to $45.1 million in the first six months of 2014, a 6% decrease.
Our international foot and ankle sales decreased 5% to $24.4 million in the first six months of 2015, driven by continued unfavorable currency exchange rates experienced in 2015.
Our international biologics sales increased 2% as the result of a 21% increase of sales in Australia, primarily related to sales of Augment® Bone Graft acquired from the BioMimetic acquisition, mostly offset by unfavorable currency exchange rates.
Cost of Sales
Our cost of sales as a percentage of net sales decreased to 25.7% in the first six months of 2015, as compared to 26.1% in the first six months of 2014. The decrease as a percentage of net sales is associated with lower amount of inventory step-up amortization mostly offset by unfavorable impact of foreign currency rates on net sales.
Operating Expenses
As a percentage of net sales, operating expenses increased to 116.9% in the first six months of 2015, compared to 110.3% in the first six months of 2014. This increase was driven primarily by the spending on due diligence, transition and transaction costs associated with the pending merger with Tornier, as well as certain dis-synergies as a result of the sale of the OrthoRecon business, as we had not fully rebuilt our domestic and international infrastructure in first quarter of 2014.
Other (Income) Expense, Net
Other (income) expense, net was $2.8 million of income in the first six months of 2015, compared to $33.6 million of expense in the first six months of 2014. For the first six months of 2015, other income, net includes an unrealized gain of $21.9 million for the mark-to-market adjustment on CVRs issued in connection with acquisition of BioMimetic as well as an unrealized gain of $7.4 million for the mark-to-market adjustment on derivatives, and offset by $25.2 million charge for write-off of pro-rata unamortized deferred financing fees and debt discount with repayment of $240 million of the 2017 Notes. For the second quarter of 2014, other expense, net includes an unrealized loss of $32.8 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic.
Provision (Benefit) from Income Taxes
We recorded an income tax provision of $0.3 million in the first six months of 2015, compared to a tax benefit of $10.2 million in the first six months of 2014. During the first six months of 2015, our effective tax rate was approximately (0.4%) as compared to 10.8% in the first six months of 2014. The decrease in the effective tax rate is primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2015, net loss results from costs associated with legal, defense and changes to any contingent liabilities associated with the OrthoRecon business. For 2014, net income includes operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with legal defense and changes to any contingent liabilities associated with the OrthoRecon business, as well as the after tax impact of the $24.3 million gain on the sale of the OrthoRecon business. The 2014 effective tax rate of 125.0% within results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon segment.

Reportable Segments
The following table sets forth, for the periods indicated, sales, gross profit and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S.		International		BioMimetic
	Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Net Sales	$115,756	$98,294	$42,598	$45,132	$—	$—
Gross Profit	91,976	77,778	25,678	29,632	—	—
Gross Profit as a percent of net sales	79.5%	79.1%	60.3%	65.7%	N/A	N/A
Operating Income (Loss)	$5,802	$6,465	$(6,031)	$828	$(7,099)	$(6,784)
Operating Income as a percent of net sales	5.0%	6.6%	(14.2)%	1.8%	N/A	N/A
U.S. Segment - Gross profit as a percent of net sales was relatively flat year-over-year. Operating income decreased due to investments in sales and marketing and distribution initiatives that were implemented in the latter part of 2014.
International Segment - The decrease in gross profit as a percent of net sales is primarily due to the unfavorable currency exchange rates. The decrease in operating income is due to timing associated with certain dis-synergies for the replacement of certain employee-related and facility expenses as a result of the sale of the OrthoRecon business and continued expenses associated with certain international growth initiatives implemented in the latter part of 2014.
BioMimetic Segment - The operating loss was relatively flat, as the benefits captured with certain expense synergies were offset by incremental spending to support the anticipated approval and launch of Augment® Bone Graft.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	As of June 30, 2015	As of December 31, 2014
Cash and cash equivalents	$427,865	$227,326
Short-term marketable securities	—	2,575
Working capital	448,566	252,805
We have historically invested in certain long-term marketable securities with original maturity dates ranging up to 36 months, consisting of investments in government, agency, and corporate bonds. As of June 30, 2015, we held no marketable securities.
Operating Activities. Cash used in operating activities was $51.0 million for the first six months of 2015 as compared to cash used in operating activities of $51.6 million for the first six months of 2014, as favorable changes in working capital were offset by lower profitability.
Investing Activities. Our capital expenditures totaled approximately $25.8 million and $24.3 million in the first six months of 2015 and 2014, respectively. The increase is primarily related to spending related to surgical instruments and corporate initiatives for enhancements to certain information technology systems. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted of purchased surgical instruments, manufacturing equipment, research and testing equipment, computer systems, and office furniture and equipment. We expect to incur capital expenditures of approximately $36 million in 2015.
Financing Activities. During the first six months of 2015, cash provided by financing activities totaled $276.3 million compared to the first six months of 2014 when cash provided in financing activities totaled $15.3 million. The change is primarily attributable to the proceeds received from the issuance of our 2020 Notes, partially offset by the principal payment on the 2017 Notes (see Note 6 to our condensed consolidated financial statements for further discussion).
As of June 30, 2015, we had less than 15% of our consolidated cash and cash equivalents held in jurisdictions outside of the U.S., which are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. We do not intend to repatriate these funds.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. During the first six months of 2015, cash used from discontinued operations was approximately $8.8 million associated with legal defense costs, net of insurance proceeds, as compared to cash inflows from discontinued operations during the first six months of 2014, which was approximately $270 million, driven by the cash received from the sale of the OrthoRecon business during the first three months of 2014.
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
On October 24, 2014, we received an Approvable Letter from the FDA for Augment® Bone Graft. The Approvable Letter indicated that FDA determined Augment® Bone Graft to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. On February 2, 2015, we announced that an Augment® Bone Graft vendor received a Form 483 at completion of an FDA pre-approval facility inspection, which occurred in January of 2015. The 483 cited several observations. Although we believed the vendor satisfactorily addressed the FDA’s observations, on March 25, 2015, the FDA issued the vendor a so-called Official Action Indicated (OAI) Letter which indicated that the vendor’s facility will be reinspected and must be in substantial compliance with the current Good Manufacturing Practice (cGMP) regulation as a condition for approval of the Augment® Bone Graft Premarket Approval Application. The reinspection will not be limited to any particular area or subject matter.  We notified the FDA that the vendor was prepared for the reinspection and asked that it be scheduled for a date on or after May 4, 2015.  The vendor’s facility was subsequently reinspected by the FDA in June 2015, and the vendor received a Form 483 at the completion of the inspection, which included seven observations. None of the observations was related to Augment® Bone Graft. We are continuing to work closely with the vendor to address the observations and do not know at this time if a reinspection of the vendor’s facility will be required. Assuming no additional reinspection is required, the Company anticipates final approval of Augment® Bone Graft in the second half of 2015.
The IPRD projects acquired are as follows:

•
Augment® Bone Graft (Augment) is based on our platform regenerative technology, which combines an engineered version of recombinant human platelet-derived growth factor BB (rhPDGF-BB), one of the principal wound healing and tissue repair stimulators in the body, with tissue specific matrices, when appropriate. This product is intended to offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. Augment is targeted to be used in the open (surgical) treatment of fusions. Additionally, Augment may be useful in the future to be used in open fractures. We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011. A PMA application for the use of Augment in the U.S. as an alternative to autograft in hindfoot and ankle fusion procedures was submitted to the FDA prior to this acquisition. In October 2014, we received an Approvable Letter from the FDA in regard to our Augment PMA. The approvable letter indicates the FDA determined Augment to be safe and effective as an alternative to autograft for ankle and/or hindfoot fusion indications and is approvable subject to customary preapproval facilities inspections. We have incurred expenses of approximately $17 million for Augment since the date of acquisition and approximately $3 million in the six months ended June 30, 2015. We do not expect material additional spending to obtain FDA approval for Augment.

•
Augment® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the U.S. Recently, we have focused our efforts on securing FDA approval of Augment. The amount of time and cost to complete the Augment

Injectable project depends upon the nature of the approval we ultimately receive for Augment, but we currently estimate it could take one to three years. We have incurred expenses of approximately $3 million for Augment Injectable since the date of acquisition and less than $1 million in the six months ended June 30, 2015. We are currently evaluating future costs related to Augment Injectable following the recent Approvable Letter from the FDA on the Augment PMA.

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
Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $427.9 million will be sufficient for the foreseeable future to fund our working capital requirements and operations, permit anticipated capital expenditures in 2015 of approximately $36 million, and meet our contractual cash obligations in 2015. Furthermore, we intend to use our cash balance to fund transaction and transition costs associated with the pending Tornier merger, and to meet our contractual cash obligations underlying the CVRs associated with the BioMimetic acquisition (including approximately $98 million which will be payable shortly after receipt of final approval from the FDA for Augment® Bone Graft), fund growth opportunities for our Extremities and Biologics business and pay certain retained liabilities of the OrthoRecon business.
Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 1 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

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
The fair value of our 2017 Notes Conversion Derivative is directly impacted by the price of our common stock. The following table presents the fair values of our 2017 Notes Conversion Derivative as a result of a hypothetical 10% increase and decrease in the price of our common stock. We believe that a 10% change in the stock price is reasonably possible in the near term:

(in thousands)
	Fair Value of Security Given a 10% decrease in stock price	Fair Value of Security as of June 30, 2015	Fair Value of Security Given a 10% increase in stock price
2017 Notes Conversion Derivative (Liability)	$8,919	$12,550	$16,651
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

(in thousands)
	Fair Value of Security Given a 10% decrease in stock price	Fair Value of Security as of June 30, 2015	Fair Value of Security Given a 10% increase in stock price
2020 Notes Hedges (Asset)	$94,749	$123,738	$155,687
2020 Notes Conversion Derivative (Liability)	$92,205	$125,372	$162,367

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
During the three month period ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court has lifted the stay, and we will continue with our defense as to any remaining patent claims asserted by Bonutti.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. We are continuing with our defense before the District Court.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014 we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court will lift the stay, and we will continue with our defense as to any remaining patent claims asserted by AngleFix.

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
On April 17, 2015, Dr. Rama E. Chandran filed a patent infringement lawsuit against WMT in the United States District Court for the Central District of California, alleging that the Valor® Hindfoot Fusion System infringes U.S. Patent No. 6,579,293, entitled “INTRAMEDULLARY ROD WITH INTERLOCKING OBLIQUE SCREW FOR TIBIO-CALCANEAL ARTHRODESIS.” On July 17, 2015, the plaintiff dismissed his complaint without prejudice.
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
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem.  This was a one-of-a-kind case unrelated to the modular neck fracture cases we have been reporting. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. The case, Alan Warner et al. vs. Wright Medical Technology, Inc. et al., case no. BC 475958, was tried in the Superior Court of the State of California for the County of Los Angeles, Central District. We are presently evaluating our post-trial options.
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

10.54†	Contingent Value Rights Agreement by and between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC, dated as of March 1, 2013 (25)

10.55†	Supply Agreement, dated as of November 2, 2012, by and between Wright Medical Technologies, Inc. and Orchid MPS Holdings, LLC.(23)

10.56	Asset Purchase Agreement by and among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc., dated as of June 18, 2013 (27)

10.57†	License Agreement between BioMimetic Therapeutics, Inc. and President and Fellows of Harvard College, dated as of April 10, 2001. (28)

10.58†	Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of March 28, 2001. (28)

10.59†	Second Exclusive Patent License Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated as of January 21, 2003. (28)

10.60†	Letter Agreement between BioMimetic Therapeutics, Inc. and ZymoGenetics, Inc., dated October 17, 2005. (28)

10.61†	Supply Agreement between BioMimetic Therapeutics, Inc. and Orthovita, Inc. dated as of August 2, 2002. (28)

10.62†	Development, Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation, dated as of June 28, 2005. (28)

10.63†	Patent Purchase Agreement by and among BioMimetic Therapeutics, Inc. and Institute of Molecular Biology, Inc. dated November 4, 2005. (28)

10.64	Amendment No. 1 to Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.65	Amendment No. 1 to Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.66†	Letter Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005. (28)

10.67	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC effective January 1, 2007. (29)

10.68	Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated August 17, 2007. (30)

10.69†	Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated December 14, 2007. (31)

10.70†	Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.71†	Exclusive License Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.72†	Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.73	Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.74	Agreement Terminating Manufacturing and Supply Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.75	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated January 4, 2008. (31)

10.76	Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 22, 2008. (32)

10.77†	Distribution Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated April 18, 2008. (33)

10.78	Second Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated January 9, 2009. (34)

10.79†	Release and Settlement Agreement, effective as of December 21, 2009, between BioMimetic Therapeutics, Inc. and Deutsche Bank Securities, Inc. (35)

10.80†	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (35)

10.81†	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.82†	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.83†	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (36)

10.84†	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation. (37)

10.85	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.86	Amendment No. 1 to Asset Purchase Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.87	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between BioMimetic Therapeutics, Inc. and Luitpold Pharmaceuticals, Inc. dated November 1, 2010. (38)

10.88	Logistical Support Agreement between BioMimetic Therapeutics, Inc. and Joint Solutions Alliance Corporation dated November 3, 2010. (37)

10.89†	Supply Agreement between BioMimetic Therapeutics, Inc. and Integra LifeSciences Corporation dated July 15, 2010. (37)

10.90	Third Amendment to Lease Agreement between BioMimetic Therapeutics, Inc. and Noblegene Development, LLC dated April 8, 2011. (39)

10.91	Amendment to Patent License Agreements between BioMimetic Therapeutics, Inc. and Bristol-Myers Squibb Company dated June 30, 2011. (40)

10.92†	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between BioMimetic Therapeutics, Inc. and Novartis Vaccines and Diagnostics, Inc. (41)

10.93	Sales and Purchase Agreement between Upperside SA, Naxicap Rendement 2018, and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser, dated as of October 16, 2013.(42)

10.94	Agreement of Lease, dated December 28, 2013, by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners. (44)

10.95	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent. (43)

10.96	Agreement and Plan of Merger, dated as of January 30, 2014, by and among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative. (43)

10.97	Consulting Agreement, dated as of August 20, 2014, by and between Wright Medical Group, Inc. and Eric Stookey (46)

10.98†	Third Amendment to Amended and Restated Manufacturing and Supply Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LCC (46)

10.99†	Technology Transfer Agreement, dated as of September 1, 2014, by and between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LLC (46)

10.100†	Amendment No. 2 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC (46)

10.101†	Amendment No. 3 to the Supply Agreement, dated as of September 1, 2014, by and between Luitpold Pharmaceuticals, Inc. and BioMimetic Therapeutics, LLC (46)

10.102	Base Call Option Transaction Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch.(47)

10.103	Additional Call Option Transaction Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch. (47)

10.104	Base Call Option Transaction Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.105	Additional Call Option Transaction Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.106	Base Call Option Transaction Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.107	Additional Call Option Transaction Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.108	Base Warrants Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch. (47)

10.109	Additional Warrants Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch. (47)

10.110	Base Warrants Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.111	Additional Warrants Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association. (47)

10.112	Base Warrants Confirmation, dated as of February 9, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.113	Additional Warrants Confirmation, dated as of February 10, 2015, between Wright Medical Group, Inc. and Wells Fargo Bank, National Association. (47)

10.114	License Agreement, dated as of April 13, 2015, by and between ConforMIS, Inc. and Wright Medical Technology, Inc. (48)

10.115*	Separation Pay Agreement dated as of September 29, 2014 between Wright Medical Technology, Inc. and Kevin D. Cordell. (48)

10.116*	Separation Pay Agreement dated as of January 15, 2014 between Wright Medical Technology, Inc. and Jason R. Senner. (48)

10.117	First Amendment to Agreement of Lease dated as of January 1, 2014 by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners.

10.118	Second Amendment to Agreement of Lease dated as of January 1, 2014 by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners.

10.119	Third Amendment to Agreement of Lease dated as of May 1, 2015 by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners.

11	Computation of earnings per share (included in Note 11 of the Notes to Consolidated Financial Statements in Financial Statements and Supplementary Data).

14	Code of Business Conduct(6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.

___________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-59732), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-115541) filed on May 14, 2004.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 17, 2013 (Commission file number 001-35823).

(4)	Incorporated by reference to our current report on Form 8-K filed on February 20, 2014 (Commission file number 000-32883).

(5)	Incorporated by reference to our current report on Form 8-K filed on November 26, 2007 (Commission file number 000-32883).

(6)	Incorporated by reference to our current report on Form 8-K filed July 8, 2011 (Commission file number 000-32883).

(7)	Incorporated by reference to our definitive Proxy Statement filed on April 14, 2008 (Commission file number 000-32883).

(8)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 000-32883).

(9)	Incorporated by reference to our definitive Proxy Statement filed on April 4, 2013 (Commission file number 000-335823).

(10)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 000-32883).

(11)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-151756) filed on June 18, 2008.

(12)	Incorporated by reference to our current report on Form 8-K filed on February 10, 2005 (Commission file number 000-32883).

(13)	Incorporated by reference to our current report on Form 8-K filed on March 25, 2010 (Commission file number 000-32883).

(14)	Incorporated by reference to our current report on Form 8-K filed on April 7, 2009 (Commission file number 000-32883).

(15)	Incorporated by reference to our current report on Form 8-K filed on November 6, 2012 (Commission file number 000-32883).

(16)	Incorporated by reference to our current report on Form 8-K filed on September 30, 2010 (Commission file number 000-32883).

(17)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-32883).

(18)	Incorporated by reference to our current report on Form 8-K/A filed on May 18, 2011 (Commission file number 000-32883).

(19)	Incorporated by reference to our current report on Form 8-K filed September 15, 2011 (Commission file number 000-32883).

(20)	Incorporated by reference to our current report on Form 8-K filed on September 22, 2011 (Commission file number 000-32883).

(21)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-32883).

(22)	Incorporated by reference to our current report on Form 8-K filed on August 28, 2012 (Commission file number 000-32883).

(23)	Incorporated by reference to our current report on Form 8-K filed on September 4, 2012 (Commission file number 000-32883).

(24)	Incorporated by reference to our current report on Form 8-K filed on November 19, 2012 (Commission file number 000-32883).

(25)	Incorporated by reference to our current report on Form 8-K filed on March 1, 2013 (Commission file number 000-32883).

(26)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-32883).

(27)	Incorporated by reference to our current report on Form 8-K filed on June 21, 2013 (Commission file number 001-35823).

(28)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-131718), as amended.

(29)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on May 7, 2007 (Commission file number 000-51934).

(30)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on August 21, 2007 (Commission file number 000-51934).

(31)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-51934).

(32)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K file on January 25, 2008 (Commission file number 000-51934).

(33)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 000-51934).

(34)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-51934).

(35)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(36)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 (Commission file number 000-51934).

(37)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-51934).

(38)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on November 19, 2010 (Commission file number 000-51934).

(39)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on April 14, 2011 (Commission file number 000-51934).

(40)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on July 1, 2011 (Commission file number 000-51934).

(41)	Incorporated by reference to BioMimetic Therapeutics, Inc.'s current report on Form 8-K filed on February 27, 2012 (Commission file number 000-51934).

(42)	Incorporated by reference to our current report on Form 8-K filed October 18, 2013 (Commission file number 001-35823).

(43)	Incorporated by reference to our current report on Form 8-K filed January 31, 2014 (Commission file number 001-35823).

(44)	Incorporated by reference to our annual report on Form 10-K filed February 26, 2014 (Commission file number 001-35823).

(45)	Incorporated by reference to our quarterly report on Form 10-Q filed April 30, 2014 (Commission file number 001-35823).

(46)	Incorporated by reference to our annual report on Form 10-K filed February 26, 2015 (Commission file number 001-35823).

(47)	Incorporated by reference to our current report on Form 8-K filed February 13, 2015 (Commission file number 001-35823).

(48)	Incorporated by reference to our quarterly report on Form 10-Q filed April 30, 2015 (Commission file number 001-35823).

*	Denotes management contract or compensatory plan or arrangement.

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
Date: July 29, 2015

WRIGHT MEDICAL GROUP, INC.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.117	First Amendment to Agreement of Lease dated as of January 1, 2014 by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners.

10.118	Second Amendment to Agreement of Lease dated as of January 1, 2014 by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners.

10.119	Third Amendment to Agreement of Lease dated as of May 1, 2015 by and between Wright Medical Technology, Inc. and RBM Cherry Road Partners.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following materials from Wright Medical Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets; (2) Parenthetical Data to the Condensed Consolidated Balance Sheets; (3) the Condensed Consolidated Statements of Operations; (4) Parenthetical Data to the Condensed Consolidated Statements of Operations; (5) the Condensed Consolidated Statements of Comprehensive Income; (6) Parenthetical Data to the Condensed Consolidated Statements of Comprehensive Income; (7) the Condensed Consolidated Statements of Cash Flows; and (8) Notes to Condensed Consolidated Financial Statements.